Form 10-K
period 1993-12-31
AMERICAN GENERAL FINANCE CORP
filed 1994-03-23
CIK 25598

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended  December 31, 1993

          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________.

                   Commission File Number:   1-6155

                 American General Finance Corporation
        (Exact name of registrant as specified in its charter)

             Indiana                           35-0416090
     (State of incorporation)      (I.R.S. Employer Identification No.)

       601 N. W. Second Street, Evansville, IN          47708
       (Address of principal executive offices)       (Zip code)

     Registrant's telephone number, including area code: (812) 424-8031

     Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
       Title of each class                          on which registered
12-3/4% Senior Subordinated Notes,                New York Stock Exchange
  due December 1, 1994

     Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. Not applicable.

The registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

As of March 23, 1994, no voting stock of registrant was held by a non-affiliate.

As of March 23, 1994, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                             TABLE OF CONTENTS




           Item                                                       Page

Part I      1. Business . . . . . . . . . . . . . . . . . . . . . . .  3

            2. Properties . . . . . . . . . . . . . . . . . . . . . . 13

            3. Legal Proceedings  . . . . . . . . . . . . . . . . . . 14

            4. Submission of Matters to a Vote of Security-Holders. .  *

Part II     5. Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . 15

            6. Selected Financial Data  . . . . . . . . . . . . . . . 15

            7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . 16

            8. Financial Statements and Supplementary Data  . . . . . 22

            9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . **

Part III   10. Directors and Executive Officers of the Registrant . .  *

           11. Executive Compensation . . . . . . . . . . . . . . . .  *

           12. Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . . . .  *

           13. Certain Relationships and Related Transactions . . . .  *

Part IV    14. Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K  . . . . . . . . . . . . . . . . . . . . 49



      * Items 4, 10, 11, 12, and 13 are not included, as per conditions met by Registrant set forth in General Instructions J(1)(a) and
          (b) of Form 10-K.

     ** Item 9 is not included, as no information was required by Item 304 of Regulation S-K.

                                   PART I



Item 1.  Business.


GENERAL


American General Finance Corporation (AGFC) is a financial services holding company, the subsidiaries of which are engaged primarily in the consumer finance and credit insurance business. The credit insurance operations are conducted by Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite) as a part of the Company's consumer finance business. Unless the context otherwise indicates, references to the Company relate to AGFC and its subsidiaries, whether directly or indirectly owned.


At December 31, 1993, the Company had 1,200 offices in 38 states, Puerto Rico, and the Virgin Islands. In January 1994, a purchasing office was opened in Texas increasing the total number of states in which the Company operates to 39. Total finance receivables net of unearned finance charges as of December 31, 1993, were $5.9 billion. At December 31, 1993, the Company employed approximately 7,000 persons. The Company's executive offices are located in Evansville, Indiana.


AGFC was incorporated under the laws of the State of Indiana in 1927 as successor to a business started in 1920. All of the common stock of AGFC is owned by American General Finance, Inc. (AGFI), which was incorporated under the laws of the State of Indiana in 1974. Since 1982, AGFI has been a direct or indirect wholly-owned subsidiary of American General Corporation (American General), a consumer financial services organization incorporated in the State of Texas in 1980 as the successor to American General Insurance Company, a Texas insurance company incorporated in 1926.


Certain amounts in the 1992 and 1991 information presented herein have been reclassified to conform to the 1993 presentation.

Item 1.  Continued


Selected Financial Statistics

The following table sets forth certain selected financial information and ratios of the Company and illustrates certain aspects of the Company's business for the years indicated:

                                  1993        1992        1991
                                     (dollars in thousands)
Average finance receivables
  net of unearned finance
  charges (ANR)                $5,776,256  $5,365,479  $4,874,477

Average borrowings             $5,453,440  $5,010,378  $4,439,513

Finance charges as a
  percentage of ANR (yield)         16.8%       16.6%       16.4%

Interest expense as a
  percentage of average
  borrowings (borrowing cost)        6.8%        7.6%        8.5%

Spread between yield and
  borrowing cost                    10.0%        9.0%        7.9%

Insurance revenues as a
  percentage of ANR                  2.5%        2.2%        2.3%

Operating expenses as a
  percentage of ANR                  5.3%        5.2%        5.0%

Allowance for finance receivable
  losses as a percentage of net
  finance receivables                2.6%        2.4%        2.3%

Net charge-offs as a percentage
  of ANR (charge-off ratio)          2.0%        1.9%        1.9%

Delinquency ratio - 60 days or more
  (defined in Finance Receivable
  Loss and Delinquency Experience
  in Item 1. herein.)                2.5%        2.2%        2.5%

Debt to equity ratio                 4.7         4.7         4.4

Return on average assets             2.6%        2.4%        2.2%

Return on average assets before
  deducting cumulative effect
  of accounting changes              2.8%        2.4%        2.2%

Item 1.  Continued


                                  1993        1992        1991


Return on average equity            16.4%       14.5%       12.2%

Return on average equity before
  deducting cumulative effect
  of accounting changes             17.5%       14.5%       12.2%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 in Item 14.
  herein for calculations)           1.9         1.7         1.6



CONSUMER FINANCE OPERATIONS


Through its subsidiaries, the Company makes loans directly to individuals and purchases retail sales contract obligations of individuals.

In its lending operations, the Company generally takes a security interest in real property and/or personal property of the borrower. Of the loans outstanding at December 31, 1993, 89% were secured by such property. At December 31, 1993, mortgage loans (generally second mortgages) accounted for 11% of the total number of loans outstanding and 53% of the aggregate dollar amount of loans outstanding; compared to 12% and 57%, respectively, at December 31, 1992. Loans secured by real property generally have maximum original terms of 180 months. Loans secured by personal property or that are unsecured generally have maximum original terms of 60 months.

The Company purchases retail sales contracts arising from the retail sale of consumer goods and services. Retail sales contracts are secured by the real property or personal property giving rise to the contract. Retail sales contracts generally have a maximum original term of 60 months.


Finance Receivables

All data in this report on finance receivables (except as otherwise indicated) are calculated on a net basis -- that is, after deduction of unearned finance charges but before deduction of an allowance for finance receivable losses.

Item 1.  Continued


The following table sets forth certain information concerning finance receivables of the Company:
                                      Years Ended December 31,
                                    1993        1992        1991
Originated, renewed and purchased:

  Amount (in thousands):
    Real estate loans            $  930,493  $  815,290  $  732,800
    Non-real estate loans         2,475,855   1,924,479   1,468,105
    Retail sales contracts        1,161,933     889,176     611,537

    Total originated and renewed  4,568,281   3,628,945   2,812,442
    Purchased (net of sales) (a)    105,171     546,923     491,090

  Total originated, renewed,
    and purchased                $4,673,452  $4,175,868  $3,303,532

  (a) Includes purchases of finance receivables from affiliates for 1993, 1992, and 1991 of $62 million, $308 million, and $304 million, respectively.

  Number:
    Real estate loans                57,648      47,549      42,325
    Non-real estate loans         1,272,065     898,130     684,885
    Retail sales contracts        1,028,432     786,892     514,246

  Average size (to nearest dollar):
    Real estate loans               $16,141     $17,146     $17,314
    Non-real estate loans             1,946       2,143       2,144
    Retail sales contracts            1,130       1,130       1,189


Balance at end of period:

  Amount (in thousands):
    Real estate loans            $2,637,266  $2,724,677  $2,767,417
    Non-real estate loans         2,313,478   2,022,055   1,704,937
    Retail sales contracts          920,904     860,346     665,588

  Total                          $5,871,648  $5,607,078  $5,137,942

  Number:
    Real estate loans               153,273     150,366     147,250
    Non-real estate loans         1,268,178   1,061,339     886,598
    Retail sales contracts          886,679     744,857     516,132

  Total                           2,308,130   1,956,562   1,549,980

  Average size (to nearest dollar):
    Real estate loans               $17,206     $18,120     $18,794
    Non-real estate loans             1,824       1,905       1,923
    Retail sales contracts            1,039       1,155       1,290

Item 1.  Continued


ANR

The following table details ANR by type of finance receivable for the years indicated:
                                1993          1992          1991
                                     (dollars in thousands)

Loans                        $4,887,347    $4,613,542    $4,205,538
Retail sales contracts          888,909       751,937       668,939
  Total                      $5,776,256    $5,365,479    $4,874,477


Yield

The following table details yield for the years indicated:

                                1993          1992          1991

Loans                           17.0%         16.7%         16.6%
Retail sales contracts          15.7%         16.1%         15.6%
  Total                         16.8%         16.6%         16.4%


Finance Receivable Loss and Delinquency Experience

The finance receivable loss experience for the Company for the periods indicated is set forth in the net charge-off and charge-off ratio(a) information below:
                                     Years Ended December 31,
                                  1993         1992         1991
                                      (dollars in thousands)
Real estate loans:
  Net charge-offs               $ 20,206     $ 21,156     $ 17,395
  Charge-off ratio                   .7%          .8%          .7%

Non-real estate loans:
  Net charge-offs               $ 78,407     $ 70,113     $ 65,115
  Charge-off ratio                  3.8%         4.0%         4.5%

Total loans:
  Net charge-offs               $ 98,613     $ 91,269     $ 82,510
  Charge-off ratio                  2.0%         2.0%         2.0%

Retail sales contracts:
  Net charge-offs               $ 17,015     $ 11,331     $ 11,221
  Charge-off ratio                  1.9%         1.5%         1.7%

Total:
  Net charge-offs               $115,628     $102,600     $ 93,731
  Charge-off ratio                  2.0%         1.9%         1.9%
  Allowance for finance
    receivable losses (b)       $152,696     $133,211     $115,624
  Allowance ratio (b)               2.6%         2.4%         2.3%

Item 1.  Continued


(a) The charge-off ratio represents charge-offs net of recoveries as a percentage of the average of the amount of net finance receivables at the beginning of each month during the period.

(b) The amount shown for allowance for finance receivable losses represents the balance at the end of the period. The allowance ratio represents the allowance for finance receivable losses at the end of the period as a percentage of net finance receivables.

The allowance for finance receivable losses is maintained at a level based on management's periodic evaluation of the finance receivable portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior finance receivable loss and delinquency experience, the composition of the finance receivable portfolio, and management's estimate of anticipated finance receivable losses.

AGFC's basic policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when four installments are past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at market value, and any loan value in excess of that amount is charged off. Exceptions are made to the charge-off policies when, in the opinion of management, such treatment is warranted.

Based upon contract terms in effect at the respective dates, delinquency(a) was as follows:
                                             December 31,
                                   1993         1992         1991
                                       (dollars in thousands)

Real estate loans                $ 48,426     $ 52,239     $ 57,142
  % of related receivables           1.8%         1.8%         2.0%

Non-real estate loans            $102,818     $ 74,868     $ 72,824
  % of related receivables           3.8%         3.2%         3.7%

Total loans                      $151,244     $127,107     $129,966
  % of related receivables           2.8%         2.5%         2.7%

Retail sales contracts           $ 14,885     $ 10,735     $  9,975
  % of related receivables           1.4%         1.0%         1.3%

Total                            $166,129     $137,842     $139,941
  % of related receivables           2.5%         2.2%         2.5%

Item 1.  Continued


(a) Finance receivables any portion of which was 60 days or more past due (including unearned finance charges and excluding deferred origination costs, a fair value adjustment on finance receivables and accrued interest).


Geographic Distribution

See Note 5. of the Notes to Consolidated Financial Statements in Item 8. herein for information on geographic distribution of finance receivables.


Sources of Funds

AGFC funds its consumer finance operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks. The spread between the rates charged in consumer finance operations and the cost of borrowed funds is one of the major factors determining the Company's earnings. The Company is limited by statute in most states to a maximum rate which it may charge in its lending operations. A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry and is an important element in profitable operations.


Average Borrowings

The following table details average borrowings by type of debt for the years indicated:
                                1993          1992          1991
                                     (dollars in thousands)

Long-term debt               $3,805,890    $3,138,376    $2,518,162
Short-term debt               1,647,550     1,872,002     1,921,351

Total                        $5,453,440    $5,010,378    $4,439,513


Borrowing Cost

The following table details interest expense as a percentage of average borrowings by type of debt for the years indicated:

                                1993          1992          1991

Long-term debt                  7.9%          8.7%          9.2%
Short-term debt                 4.2%          5.7%          7.5%

Total                           6.8%          7.6%          8.5%

Item 1.  Continued


Contractual Maturities

Contractual maturities of finance receivables and debt as of December 31, 1993 were as follows:
                                   Finance
                                 Receivables          Debt
                                    (dollars in thousands)
Due in:
  1994                           $2,076,750        $2,301,555
  1995                            1,216,653           926,220
  1996                              756,292           556,384
  1997                              374,697           341,130
  1998                              223,796           232,302
  1999 and thereafter             1,223,460         1,255,642

  Total                          $5,871,648        $5,613,233


See Note 5. of the Notes to Consolidated Financial Statements in Item 8. herein for further information on principal cash collections of finance receivables.


INSURANCE OPERATIONS

Merit is a life and health insurance company domiciled in Indiana and currently licensed in 43 states and the District of Columbia. Merit writes or assumes (through affiliated and non-affiliated insurance companies) credit life, credit accident and health, and ordinary insurance coverages.

Yosemite is a property and casualty insurance company domiciled in California and licensed in 41 states which principally underwrites credit-related property and casualty coverages.

Both Merit and Yosemite market their products through the consumer finance network of the Company. The credit life insurance policies typically cover the life of the borrower in an amount equal to the unpaid balance of the obligation and provide for payment in full to the lender of the insured's obligation in the event of death. The credit accident and health insurance policies provide for the payment of the installments on the insured's obligation to the lender coming due during a period of unemployment or disability due to illness or injury. The credit-related property and casualty insurance is written to protect property pledged as security for the obligation. The purchase by the borrower of credit life, credit accident and health, and credit property and casualty insurance is voluntary with the exception of property damage coverage for automobiles, dwellings, and commercial real estate pledged as collateral. In these instances, property damage coverage is provided under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. Premiums for insurance products are financed as part of the insured's obligation to the lender.

Item 1.  Continued


Merit has from time to time entered into reinsurance agreements with other insurance companies, including certain American General subsidiaries, for assumptions of various shares of annuities and ordinary, group, and credit life insurance on a coinsurance basis. The reserves attributable to this business fluctuate over time and in certain instances are subject to recapture by the ceding company. At December 31, 1993, life reserves on the books of Merit attributable to this business amounted to $74.2 million.

The following tables set forth information concerning the insurance operations:


Life Insurance in Force                     December 31,
                                   1993         1992         1991
                                       (dollars in thousands)

Credit life                     $2,547,784   $2,221,940   $1,955,560
Ordinary life                    2,373,685    2,208,685    2,189,817

Total                           $4,921,469   $4,430,625   $4,145,377


Premiums Earned                       Years Ended December 31,
                                    1993        1992        1991
                                       (dollars in thousands)
Insurance premiums earned in
  connection with affiliated
  finance and loan activities:
    Credit life                   $ 35,711    $ 30,324    $ 28,794
    Credit accident and health      42,978      34,222      29,968
    Property                        25,686      18,594      15,370
Other insurance premiums earned:
    Ordinary life                   20,823      19,344      22,177
    Premiums assumed under
      coinsurance agreements        12,318       6,984       5,783

Total                             $137,516    $109,468    $102,092


Premiums Written                      Years Ended December 31,
                                    1993        1992        1991
                                       (dollars in thousands)
Insurance premiums written in
  connection with affiliated
  finance and loan activities:
    Credit life                   $ 41,036    $ 36,605    $ 27,975
    Credit accident and health      56,839      44,029      36,695
    Property                        47,358      19,344      18,250
Other insurance premiums written:
    Ordinary life                   20,823      23,968      20,233
    Premiums assumed under
      coinsurance agreements        12,318       6,984       5,035

Total                             $178,374    $130,930    $108,188

Item 1.  Continued


Investments and Investment Results

The investment portfolio of the Company's insurance subsidiaries is subject to state insurance laws and regulations which prescribe the nature, quality and percentage of various types of investments which may be made by insurance companies.

The following table summarizes the investment results of the Company's insurance subsidiaries for the periods indicated:

                                    Years Ended December 31,
                                 1993         1992         1991
                                     (dollars in thousands)

Net investment revenue (a)     $ 55,654     $ 54,134     $ 51,023

Average invested assets        $666,982     $597,631     $549,359

Return on invested assets (a)      8.3%         9.1%         9.3%

Net realized investment gains
  (losses) (b)                 $  7,101     $  1,937     $ (1,694)

(a) Net investment revenue and return on invested assets are after deduction of investment expense but before net realized investment gains (losses) and provision for income taxes.

(b) Includes  net  realized   investment  gains   (losses)  on   marketable
    securities and other invested assets before provision for income taxes.


REGULATION


Consumer Finance

The Company operates under various state laws which regulate the consumer lending and retail sales financing businesses. The degree and nature of such regulation varies from state to state. In general, the laws under which a substantial amount of the Company's business is conducted provide for state licensing of lenders, impose maximum term, amount, interest rate and other charge limitations, and enumerate whether and under what circumstances insurance and other ancillary products may be sold in connection with a lending transaction. In addition, certain of these laws prohibit the taking of liens on real estate except liens resulting from judgments.

The Company also is subject to various types of federal regulation, including the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and certain Federal Trade Commission rules.

Item 1.  Continued


It is difficult for the Company to predict to what extent its business will be affected by changes in economic, competitive, political and international conditions, state and federal laws and regulations, judicial or administrative interpretations, and taxation.


Insurance

The operations of the Company's insurance subsidiaries are subject to regulation and supervision by state authorities. The extent of such regulation varies but relates primarily to conduct of business, types of products offered, standards of solvency, payment of dividends, licensing, nature of and limitations on investments, deposits of securities for the benefit of policyholders, the approval of policy forms and premium rates, periodic examination of the affairs of insurers, form and content of required financial reports and establishment of reserves required to be maintained for unearned premiums, losses and other purposes. Substantially all of the states in which the Company operates regulate the rates of premiums charged for credit life and credit accident and health insurance issued with respect to all credit transactions by the Company in those states.


COMPETITION


Consumer Finance

The consumer finance business in which the Company engages is highly competitive. The Company competes with other consumer finance companies, industrial banks, industrial loan companies, commercial banks, sales finance companies, savings and loan associations, credit unions, mutual or cooperative agencies and others. See Competitive Factors in Item 7. herein for more information.


Insurance

The Company's insurance business generally operates as an ancillary business to the consumer lending operations. As such, the competition for this business is relatively limited.



Item 2.  Properties.


Due to the nature of the Company's business, its investment in real estate and tangible property is not significant in relation to its total assets. AGFI and certain of its subsidiaries own real estate on which AGFC and other affiliates conduct business. Branch office operations are generally conducted in leased premises. Leases are ordinarily entered into for three- to five-year terms.

Item 2.  Continued


The Company's exposure to environmental regulation arises from its ownership of such properties. The properties are monitored for compliance with federal and local guidelines. Potential costs related to environmental clean-up are estimated to be immaterial.


Item 3.  Legal Proceedings.


The Company is a defendant in various lawsuits arising in the normal course of business. The Company believes it has valid defenses in these lawsuits and is defending them vigorously. The Company also believes that the total amounts that would ultimately have to be paid, if any, arising from these lawsuits would have no material effect on its consolidated financial position or its consolidated results of operations.

                                  PART II



Item 5.     Market for Registrant's Common  Equity and Related  Stockholder
            Matters.


There  is no trading market for AGFC's  common stock, all of which is owned
by AGFI.   The frequency and  amount of cash  dividends declared on  AGFC's common stock for the years indicated were as follows:

Quarter Ended                         1993        1992
                                   (dollars in thousands)

March 31                            $ 19,754    $ 36,373
June 30                               39,001      37,999
September 30                          50,089      30,390
December 31                           32,512      21,273

                                    $141,356    $126,035


See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. herein, as well as Note 14. of Notes to Consolidated Financial Statements in Item 8. herein, with respect to limitations on the ability of AGFC to pay dividends.



Item 6.  Selected Financial Data.


The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

Selected Financial Data

                                     Years Ended December 31,
                        1993(a)     1992       1991       1990      1989
                                      (dollars in thousands)

Total revenues       $1,212,917 $1,092,858   $993,405   $969,373   $926,711

Net income (b)          189,628    160,171    135,837    122,947    100,398


                                           December 31,
                        1993(a)     1992       1991       1990      1989
                                     (dollars in thousands)

Total assets         $7,504,798 $6,999,570 $6,464,519 $5,917,962 $5,805,340

Long-term debt        3,965,772  3,558,401  2,776,561  2,191,695  2,290,313

Item 6.  Continued


(a) The Company adopted three new accounting standards through cumulative adjustments as of January 1, 1993, resulting in a one-time reduction of net income of $12.6 million. See Note 2. of the Notes to Consolidated Financial Statements in Item 8. herein for information on the adoption of new accounting standards.

(b) Per share information is not included because all of the common stock of AGFC is owned by AGFI.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

Overview. The Company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Operating Activities. The Consolidated Statements of Cash Flows included in Item 8. herein indicate the adjustments for non-cash items in order to reconcile net income to net cash from operating activities. Such non-cash items include the provision for finance receivable losses, the depreciation and amortization of assets, the deferral of finance receivable origination costs, the change in other assets and other liabilities and the change in insurance claims and policyholder liabilities.

Net cash flows from operating activities include the receipt of finance charges on finance receivables and the payment of interest on borrowings, the payment of operating expenses and income taxes, the receipt of insurance premiums and payment of contractual obligations to policyholders, and net investment revenue. The Company's increase in finance charges for 1993 and 1992 when compared to the respective previous year reflects an increase in ANR and yield. The decline in interest expense for 1993 when compared to 1992 reflects a decline in both short-term and long-term borrowing cost which more than offsets the increase in average borrowings. The increase in interest expense for 1992 when compared to 1991 reflects an increase in average borrowings which more than offsets the decline in borrowing cost. Operating expenses increased for 1993 and 1992 when compared to the respective previous year primarily due to increases in salaries, benefits, and occupancy costs. These expenses increased primarily due to an increase in the number of consumer finance offices in the third quarter of 1992 and the additional employees required to operate such offices.

Investing Activities. Net cash flows from investing activities include funding finance receivables originated or purchased, which is the Company's primary requirement for cash, and principal collections on finance receivables, which is the Company's primary source of cash. Finance receivables originated or purchased and principal collections on finance receivables increased for 1993 and 1992 when compared to the respective

Item 7.  Continued


previous year due to the purchase of assets from affiliates, business development efforts, and the continuance of the Company's historical practice of purchasing portfolios of receivables. Also included in net cash flows from investing activities are the marketable securities purchased and sold by the insurance operations and the change in notes receivable from parent and affiliates.

Financing Activities. To the extent net cash flows from operating activities do not match net cash flows from investing activities, the Company adjusts its financing activities accordingly. Net cash flows from financing activities include proceeds from issuance of long-term debt and short-term debt as major sources of funds, and repayment of such borrowings and the payment of dividends as major uses of funds. The ability of AGFC and its subsidiaries to pay dividends is limited by certain dividend restrictions. See Note 14. of the Notes to Consolidated Financial Statements in Item 8. herein for information on dividend restrictions. The Company's issuances of long-term debt for 1993 and 1992 reflect the replacement of maturing issues of long-term interest obligations, asset growth, and the long-term funding opportunities resulting from declining long-term interest rates.

The Company obtains funds by the issuance of commercial paper, long-term debt, and through bank borrowings. AGFC is a party to various interest conversion agreements, which are used to manage its exposure to the volatility of short-term interest rates. On a portfolio basis, the Company attempts generally to match the cash flows of its debt to those anticipated for its finance receivables. Fixed-rate finance receivables are generally funded with fixed-rate debt while floating-rate finance receivables are generally funded with commercial paper. Some of the long-term debt agreements of the Company contain restrictive covenants which limit the amount of various levels of debt based upon maintenance of defined ratios.

Credit Facilities. Credit facilities are maintained to support the issuance of commercial paper by AGFC and as an additional source of funds for operating requirements. See Note 9. of the Notes to Consolidated Financial Statements in Item 8. herein for additional information on credit facilities.


Analysis of Operating Results

See Selected Financial Statistics in Item 1. herein, for illustration of important aspects of the Company's business and to provide a frame of reference for the discussion following.

Net income for the years ended December 31, 1993, 1992, and 1991, was $189.6 million, $160.2 million, and $135.8 million, respectively.

Item 7.  Continued


Factors which specifically affected the Company's operating results are as follows:

Finance Charges. Changes in finance charge revenues, the principal component of total revenues, are a function of period to period changes in the levels of ANR, the yield, and the number of days in the periods compared. ANR for 1993 and 1992 increased when compared to the respective previous year. The increases resulted from the purchase of receivables from affiliates, receivables originated or renewed by the Company due to business development efforts and the continuance of the Company's historical practice of purchasing portfolios of receivables. The yield for 1993 and 1992 increased when compared to the respective previous year primarily due to increased emphasis on higher-rate non-real estate secured loans during 1993 and 1992 and higher yield on retail sales contracts for 1992. The additional day in 1992 also increased finance charge revenues for 1992 when compared to 1993 and 1991.

Insurance Revenues. There was an increase in insurance premiums earned for 1993 when compared to 1992 primarily due to the increase in premiums written in 1992 when compared to 1991. Insurance premiums written also increased for 1993 when compared to 1992 primarily due to an increase in the sale of the core credit and credit-related insurance products that resulted from increased loan volume, insurance product roll-outs, and the assumption of additional reinsurance business. Insurance premiums earned increased in 1992 when compared to 1991 primarily due to the increase in premiums written in 1991 when compared to 1990.

Other Revenues. Other revenues increased for 1993 and 1992 when compared to the respective previous year primarily due to an increase in investment revenue. The increase in investment revenue is due to the increased amount of investments in marketable securities and realized investment gains partially offset by a decline in investment yields. The decline in investment yields is primarily due to the low interest rate environment which caused some higher-yielding investments to be called. The proceeds of the called investments were reinvested at then current rates. Other revenues also increased for 1993 when compared to 1992 due to an increase in interest revenue on notes receivable from parent and affiliates.

Interest Expense. Changes in interest expense are a function of period to period changes in the borrowing cost, average borrowings, and the number of days in the periods compared. The borrowing cost for 1993 and 1992 decreased when compared to the respective previous year due to the decline in short-term interest rates and the issuance of long-term debt at rates lower than the rates on fixed-rate obligations maturing, redeemed or that remain outstanding. Average borrowings for 1993 and 1992 increased when compared to the respective previous year primarily to fund asset growth.

Operating Expenses. Operating expenses increased for 1993 and 1992 when compared to the respective previous period. The increases were primarily due to increases in salaries, benefits, and occupancy costs. These expenses increased primarily due to an increase in the number of consumer finance offices in the third quarter of 1992 and the additional employees required to operate such offices. The increase in operating expenses for 1993 and 1992 when compared to the respective previous year was partially

Item 7.  Continued


offset by the increase in deferral of finance receivable origination costs. Operating expenses also increased for 1993 when compared to 1992 due to a major branch office automation program.

Provision for Finance Receivable Losses. Provision for finance receivable losses for 1993 and 1992 increased when compared to the respective previous year due to an increase in net charge-offs and amounts provided for the allowance for finance receivable losses. Net charge-offs for 1993 and 1992 increased when compared to the respective previous year primarily due to the increase in ANR. The allowance for finance receivable losses for 1993 and 1992 increased when compared to the respective previous year primarily due to the increase in net finance receivables and to bring the balance to appropriate levels based upon the economic climate, portfolio mix, levels of delinquency, and net charge-offs.

Insurance Losses and Loss Adjustment Expenses. Insurance losses and loss adjustment expenses for 1993 increased when compared to 1992 primarily due to an increase in premiums written and the assumption of additional reinsurance business, slightly offset by a decrease in loss ratios. Insurance losses and loss adjustment expenses for 1992 also increased when compared to 1991. This increase was primarily due to an increase in premiums written and annuity payments that were made beginning in 1992 on annuity business which was acquired in 1991.

Cumulative Effect of Accounting Changes. The adoption of three new accounting standards resulted in a cumulative adjustment effective January 1, 1993 consisting of a one-time charge to earnings of $12.6 million. Other than the cumulative effect, adoption of these new accounting standards did not have a material effect on 1993 net income and is not expected to have a material impact in the future. See Note 2. of the Notes to Consolidated Financial Statements in Item 8. herein for information on the adoption of new accounting standards.


Analysis of Financial Condition

At December 31, 1993, the Company's assets are distributed primarily as follows: 76.2% in finance receivables, 9.3% in marketable securities, 7.8% in notes receivable from parent and affiliates, 4.0% in acquisition-related goodwill and 2.7% in other assets.

Asset Quality. The Company believes that its geographic diversification reduces the risk associated with a recession in any one region. An additional indication of asset quality is that of the loans and retail sales contracts outstanding, 91% are secured by real property or personal property.

The delinquency ratio increased for 1993 when compared to 1992 reflecting increases in the delinquency ratio of loans, due to the Company's emphasis on non-real estate secured loans, and retail sales contracts. The charge-off ratio for 1993 increased when compared to 1992 reflecting an increase in the charge-off ratio of retail sales contracts. While finance receivables have some exposure to further economic uncertainty, the Company believes that in the present environment, the allowance for finance

Item 7.  Continued


receivable losses is adequate.

Marketable securities principally represent the investment portfolio of the Company's insurance operations. The investment strategy is to maximize after-tax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.

The largest intangible asset is acquisition-related goodwill which is being amortized over periods of twenty or forty years. The carrying value of this asset is regularly reviewed for indicators of impairment in value. The value and remaining life are considered appropriate.

Operating Requirements. The Company's principal operating requirements for cash are: funding finance receivables, payment of interest, payment of operating expenses and income taxes, and contractual obligations to policyholders. The principal sources of cash are collections of finance receivables and finance charges, and proceeds from the issuance of debt. The overall sources of cash available to the Company are expected to be more than sufficient to satisfy operating requirements in 1994.

Capital Requirements. Long-term debt repayments and maturities plus normal refinancing of short-term debt and any funds required to support growth in finance receivables are expected to be financed through the issuance of new long-term and short-term debt and surplus operating cash.

Asset/Liability Management. Anticipated cash flows of the Company's assets and liabilities are managed in an effort to reduce the risk associated with unfavorable changes in interest rates. On a portfolio basis, the Company generally attempts to match the cash flows of its debt to those anticipated for its finance receivables. Fixed-rate finance receivables are generally funded with fixed-rate debt while floating-rate finance receivables are generally funded with commercial paper. The Company has also entered into interest conversion agreements to effectively fix interest rates on a portion of its floating rate obligations.


Business Environment Factors

The Company operates in a business environment in which effective and efficient managerial performance, and a prudent lending and investment strategy are essential. The three most relevant environmental factors affecting the Company are economic, regulatory, and competitive.


                              Economic Factors

The three key economic factors that affect the results of the Company are interest rates, inflation, and recession/recovery.

Interest Rates. The pricing of products and services must be sensitive to changes in interest rates if profit margins are to be maintained or improved. Fluctuations in interest rates also affect the duration of the assets and liabilities supporting these products and services.

Item 7.  Continued


Inflation. Inflation affects the Company's growth and operating costs. The Company endeavors to facilitate growth through pricing strategies and to offset the effects of increasing operating costs through cost control.

Recession/Recovery. The impact on the Company of economic recession/ recovery will depend on the cycle's duration and severity. A cycle influences the number of defaults on finance receivables and investments. The Company believes that it can mitigate the potential impact of cycles by using conservative lending, underwriting and investment policies, and by geographic diversification.


                             Regulatory Factors

The regulatory environment of the consumer finance and insurance industries is described in Item 1. Taxation is another regulatory factor affecting the Company. A risk to any business is that changes in state and federal tax laws or regulations may affect the way that the business operates. Since tax laws affect not only the way that the Company is taxed but also the design of many of its products, these laws and regulations and the way they are interpreted are of concern to the Company. The Company monitors federal and state tax legislation and responds with appropriate tax planning in order to minimize the impact of taxation.


                            Competitive Factors

Consumer finance companies compete with other types of financial institutions which offer similar products and services. Competition in financial services markets also continues to intensify due to an increase in the number and sophistication of financial products, technological improvement, and more rapid communication.

The Company has positioned itself to meet the continuing challenge of competition in three primary ways:

Customer Focus. The Company focuses on selling financial service products to low- to middle-income consumers.

Customer  Service.  The Company  concentrates on delivering quality service
to  its customers.   This  is done  through one  of the  industry's largest
domestic branch networks.

Productivity.    The  Company  continuously  monitors  performance  of  its
branches and products.   Organizational and procedural changes are  made as
necessary to manage marketing and cost effectiveness.

Item 8.  Financial Statements and Supplementary Data.


The Report of Independent Auditors and the related consolidated financial statements are presented on the following pages.

                       REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance Corporation


We have audited the accompanying consolidated balance sheets of American General Finance Corporation (a wholly-owned subsidiary of American General Finance, Inc.) as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 2. of the Notes to Consolidated Financial Statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions, income taxes, postemployment benefits, reinsurance, loan impairments, and certain investments in debt and equity securities, as a result of adopting recently promulgated accounting standards governing the accounting treatment for these items.


                                                    ERNST & YOUNG


Nashville, Tennessee
February 14, 1994

           American General Finance Corporation and Subsidiaries

                        Consolidated Balance Sheets








                                                         December 31,
Assets                                                1993          1992
                                                    (dollars in thousands)


Finance receivables, net of unearned
  finance charges  (Note 5.):
    Loans                                          $4,950,744    $4,746,732
    Retail sales contracts                            920,904       860,346

  Net finance receivables                           5,871,648     5,607,078

  Deduct allowance for finance receivable
    losses  (Note 6.)                                 152,696       133,211

Net finance receivables, less allowance
  for finance receivable losses                     5,718,952     5,473,867


Marketable securities  (Note 4.)                      699,332       585,511

Cash and cash equivalents                              11,793        15,928

Notes receivable from parent and
  affiliates  (Note 7.)                               585,385       399,500

Goodwill  (Note 8.)                                   299,158       310,225

Other assets  (Note 8.)                               190,178       214,539


Total assets                                       $7,504,798    $6,999,570

                                                         December 31,
Liabilities and Shareholder's Equity                  1993          1992
                                                    (dollars in thousands)


Long-term debt  (Note 12.)                         $3,965,772    $3,558,401

Short-term notes payable  (Notes 9. and 10.)
  Commercial paper                                  1,643,961     1,708,281
  Banks and other                                       3,500        10,558

Insurance claims and policyholder
  liabilities                                         415,488       363,174

Other liabilities                                     207,687       198,421

Accrued taxes                                          66,501        40,241

Total liabilities                                   6,302,909     5,879,076



Shareholder's equity  (Notes 4., 13., and 14.)
  Common stock                                          5,080         5,080
  Additional paid-in capital                          611,914       611,914
  Net unrealized investment gains                      33,740           617
  Retained earnings                                   551,155       502,883

Total shareholder's equity                          1,201,889     1,120,494


Total liabilities and shareholder's equity         $7,504,798    $6,999,570





See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                     Consolidated Statements of Income







                                      Years Ended December 31,
                                    1993        1992        1991
                                       (dollars in thousands)
Revenues
  Finance charges                $  974,276  $  890,989  $  801,040
  Insurance                         142,333     118,950     110,069
  Other                              96,308      82,919      82,296

Total revenues                    1,212,917   1,092,858     993,405

Expenses
  Interest expense                  368,986     378,679     375,349
  Operating expenses                304,037     280,605     243,619
  Provision for finance receivable
    losses                          133,577     107,608      96,732
  Insurance losses and loss
    adjustment expenses              79,214      66,603      59,410

Total expenses                      885,814     833,495     775,110

Income before provision for income
  taxes and cumulative effect of
  accounting changes                327,103     259,363     218,295

Provision for Income Taxes
  (Note 11.)                        124,884      99,192      82,458

Income before cumulative effect
  of accounting changes             202,219     160,171     135,837

Cumulative Effect of Accounting
  Changes  (Note 2.)                 12,591        -           -

Net Income                       $  189,628  $  160,171  $  135,837





See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

              Consolidated Statements of Shareholder's Equity





                                         Years Ended December 31,
                                       1993        1992        1991
                                          (dollars in thousands)
Preferred Stock
  Balance at beginning of year      $     -     $    4,000  $    4,000
  Redeemed                                -          4,000        -
  Balance at end of year                  -           -          4,000

Common Stock
  Balance at beginning of year           5,080       5,080       5,080
  Balance at end of year                 5,080       5,080       5,080

Additional Paid-in Capital
  Balance at beginning of year         611,914     611,914     611,914
  Balance at end of year               611,914     611,914     611,914

Net Unrealized Investment Gains
  Balance at beginning of year             617         655         427
  Change in non-redeemable
    preferred stock investments           (318)        (38)        228
  Effect of accounting change
    on fixed-maturity investments       33,441        -           -
  Balance at end of year                33,740         617         655

Retained Earnings
  Balance at beginning of year         502,883     469,107     468,270
  Net income                           189,628     160,171     135,837
  Cash dividends:
    Preferred stock                       -           (360)       (360)
    Common stock                      (141,356)   (126,035)   (134,640)
  Balance at end of year               551,155     502,883     469,107
    Total common equity              1,201,889   1,120,494   1,086,756

Total Shareholder's Equity          $1,201,889  $1,120,494  $1,090,756





See Notes to Consolidated Financial Statements.

                American General Finance Corporation and Subsidiaries

                        Consolidated Statements of Cash Flows
                                                      Years Ended December 31,
                                                   1993         1992         1991
                                                       (dollars in thousands)

Cash Flows from Operating Activities
Net Income                                       $189,628     $160,171     $135,837
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses       133,577      107,608       96,732
    Depreciation and amortization                 110,483       89,278       72,735
    Deferral of finance receivable
      origination costs                           (70,570)     (49,370)     (31,411)
    Deferred federal income tax charge             (6,135)       1,059        4,793
    Change in other assets and other
      liabilities                                  40,942       (4,690)      46,720
    Change in insurance claims and
      policyholder liabilities                     52,314       16,117        3,746
    Other, net                                     (5,086)      12,109       (4,610)
Net cash provided by operating activities         445,153      332,282      324,542

Cash Flows from Investing Activities
  Finance receivables originated or purchased  (3,509,398)  (2,967,644)  (2,315,516)
  Principal collections on finance receivables  3,178,054    2,699,987    2,165,343
  Marketable securities purchased                (193,286)    (179,702)     (94,643)
  Marketable securities called, matured and sold  141,394      127,871       61,667
  Purchase of affiliate                               -            -         (1,036)
  Change in notes receivable from parent
    and affiliates                               (185,885)     (36,029)    (173,532)
  Purchase of assets from affiliate               (62,885)    (294,392)    (312,955)
  Other, net                                      (19,891)     (30,510)     (10,884)
Net cash used for investing activities           (651,897)    (680,419)    (681,556)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt        987,503    1,017,852      997,369
  Repayment of long-term debt                    (583,400)    (253,675)    (414,000)
  Redemption of preferred stock                      -          (4,000)         -
  Net decrease in short-term notes payable        (71,378)    (296,231)    (122,884)
  Dividends paid                                 (130,116)    (141,236)     (98,885)
Net cash provided by financing activities         202,609      322,710      361,600

(Decrease) increase in cash and cash equivalents   (4,135)     (25,427)       4,586
Cash and cash equivalents at beginning of year     15,928       41,355       36,769
Cash and cash equivalents at end of year         $ 11,793     $ 15,928     $ 41,355

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                              $105,784     $ 87,176     $ 71,057

  Interest paid                                  $372,474     $371,547     $363,928




See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                 Notes to Consolidated Financial Statements

                             December 31, 1993



Note 1.  Summary of Significant Accounting Policies


Principles of Consolidation

The consolidated  financial statements  include  the accounts  of  American
General Finance Corporation (AGFC) and all of its subsidiaries (the Company). The subsidiaries are all wholly-owned and all intercompany items have been eliminated. All of the issued and outstanding common stock of AGFC is owned by American General Finance, Inc. (AGFI), a holding company organized to acquire AGFC in a reorganization during 1974. AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Reclassifications

Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform to the 1993 presentation.


Finance Receivable Revenue

Revenue on finance receivables is accounted for as follows:

(1) Finance charges on discounted finance receivables and interest on interest-bearing finance receivables are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due.

(2) Extension fees and late charges are recognized as revenue when received.

(3) Nonrefundable points and fees on finance receivables are recognized on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. Effective January 1, 1992, the Company changed, on a prospective basis, the estimated life over which nonrefundable points and fees are amortized to finance charges to the lesser of the contractual term or 50 months for real estate secured finance receivables and 19 months for non-real estate secured finance receivables. This change did not have a material impact on the results of operations of the Company. For finance receivables originated prior to January 1, 1992, the estimated life over which nonrefundable points and fees are amortized to finance charges continues to be 36 months. If a finance receivable liquidates before amortization is completed, any unamortized fees are recognized as revenue at the date of liquidation.

Finance Receivable Origination Costs

The Company defers costs associated with the origination of loans. Deferred origination costs are included in finance receivables and are required to be amortized to finance charges using the interest method over the contractual term or the estimated economic life of the finance receivables. In 1992, the Company changed, on a prospective basis, the method used to amortize deferred origination costs to revenue, and the term over which such deferred costs are amortized. Effective January 1, 1992, deferred costs on loans originated are amortized to finance charges using the interest method over the lesser of the contractual term or 50 months for real estate secured loans and 19 months for non-real estate secured loans. This change did not have a material impact on the results of operations of the Company. For loans originated prior to January 1, 1992, the Company amortizes these deferred costs over the contractual term or 24 months on a straight-line basis; which produces a result not materially different from the interest method over 36 months, which was the estimated life based upon prepayment experience. If a loan liquidates before amortization is completed, any unamortized costs are charged to revenue at the date of liquidation.


Allowance For Finance Receivable Losses

The allowance for finance receivable losses is maintained at a level based on management's periodic evaluation of the finance receivable portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior finance receivable loss and delinquency experience, the composition of the finance receivable portfolio, and management's estimate of anticipated finance receivable losses.

AGFC's basic policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when four installments are past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at market value and any loan value in excess of that amount is charged off. Exceptions are made to the charge-off policies when, in the opinion of management, such treatment is warranted.


Cash Equivalents

The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Marketable Securities

Prior to December 31, 1993, the Company reported marketable securities in accordance with the then-existing accounting standards. Investments in bonds and redeemable preferred stocks were considered held for investment purposes and were carried at cost, adjusted where appropriate for amortization of premiums or discounts. Investments in non-redeemable preferred stocks were stated at fair value and net unrealized gains or losses on revaluation of these stocks were credited or charged to shareholder's equity.

Effective with the adoption of Statement of Financial Accounting Standards 115 (see Note 2.), management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All marketable securities are currently classified as available-for-sale and recorded at fair value. The fair value adjustment, net of deferred taxes, is recorded in net unrealized investment gains within shareholder's equity.


Interest Conversion Agreements

The interest differential to be paid or received on interest conversion agreements is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.


Realized Gains or Losses

The difference between the selling price and cost of an investment is recorded as a gain or loss (using the specific identification method) and is included in other revenues.

If the fair value of an investment declines below its cost or amortized cost and this decline is considered to be other than temporary, the investment is reduced to its fair value, and the reduction is recorded as a realized loss.


Insurance Operations

The Company's insurance subsidiaries are engaged in writing credit life and credit accident and health insurance, ordinary life insurance, and property and casualty insurance. Premiums on credit life insurance are recognized as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, which are recognized as revenue using the straight-line method over the lives of the policies. Premiums on credit accident and health insurance are recognized as revenue using an average of the sum-of-the-digits and the straight-line methods. Ordinary life insurance premiums are reported as earned when collected but not before their due dates. Premiums on property and casualty insurance are recognized as revenue using the straight-line method over the terms of the policies or appropriate shorter periods.

Policy reserves for credit life and credit accident and health insurance are equal to related unearned premiums, and claim reserves are based on company experience. Liabilities for future life insurance policy benefits associated with ordinary life contracts are accrued when premium revenue is recognized and are computed on the basis of assumptions as to investment yields, mortality, and withdrawals. Annuity reserves are computed on the basis of assumptions as to investment yields and mortality. Reserves for losses and loss adjustment expenses of the property and casualty insurance company are based upon estimates of claims reported plus estimates of incurred but not reported claims. Ordinary life, group annuity, and accident and health insurance reserves assumed under coinsurance agreements are established on the bases of various tabular and unearned premium methods.

Insurance acquisition costs, principally commissions, reinsurance fees, and premium taxes, are deferred and charged to expense over the terms of the related policies or reinsurance agreements.

The Company's insurance subsidiaries enter into reinsurance agreements among themselves and other insurers, including insurance subsidiaries of American General. The life reserves attributable to this business with the subsidiaries of American General were $62.6 million and $63.4 million at December 31, 1993 and 1992, respectively. In 1993, the Company's insurance subsidiaries assumed from and ceded to other insurers $42.5 million and $3.7 million of reinsurance premiums, respectively. Liabilities for unpaid claims and claim adjustment expenses and receivables for reinsurance credits are included in the balance sheet at their respective gross amounts. The Company's insurance subsidiaries remain liable to the extent reinsurers do not meet their obligations.

Statutory accounting practices differ from generally accepted accounting principles, primarily in the following respects: credit life insurance reserves are maintained on the basis of mortality tables; ordinary life and group annuity insurance reserves are based on statutory requirements; insurance acquisition costs are expensed when incurred rather than expensed over the related contract period; deferred income taxes are not recorded on temporary differences in the recognition of revenue and expense for tax versus statutory reporting purposes; certain intangible assets resulting from a purchase and the related amortization are not reflected in statutory financial statements; and a security valuation reserve is required for Merit Life Insurance Co. (Merit), which is a wholly-owned subsidiary of the Company. The following compares net income and shareholder's equity determined under statutory accounting practices with those determined under generally accepted accounting principles:

                               Net Income          Shareholder's Equity
                        Years Ended December 31,       December 31,
                         1993     1992     1991      1993        1992
                                      (dollars in thousands)
Statutory accounting
  practices             $31,080  $32,128  $22,837  $245,145    $221,233

Generally accepted
  accounting principles  39,363   38,164   34,991   386,821     317,636

Effective December 31, 1991, an indirect insurance subsidiary of American General was purchased by a subsidiary of AGFC. Total assets at the time of purchase were $12.3 million. The cash paid for the affiliate as shown in the Consolidated Statements of Cash Flows was $1.0 million.


Fair Value of Financial Instruments

Fair values are based on estimates using discounted cash flows when quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The fair value amounts presented can be misinterpreted, and care should be exercised in drawing conclusions from such data.

Cash   and  Cash  Equivalents.    The  carrying  amounts  reported  in  the
Consolidated Balance Sheets for cash and cash equivalents approximate those assets' fair values.

Marketable Securities. Fair values for investment securities are based on quoted market prices, where available. For investments not actively traded, fair values were estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market rate applicable to yield, credit quality, and maturity of the investment.

Finance Receivables. The fair values for fixed-rate finance receivables are estimated using discounted cash flow analysis, using interest rates currently being offered for finance receivables with similar terms to borrowers of similar credit quality. For variable-rate finance receivables that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Interest  Conversion Agreements.   Fair values  for the  Company's interest
conversion agreements are based on estimates, obtained from the individual counterparties, of the cost or benefit of terminating the agreements.

Unused Customer Credit Lines. The unused credit lines available to the Company's customers are considered to have no fair value. The interest rates charged on these facilities are either variable and reprice frequently or can be changed at the Company's discretion. Furthermore, these amounts, in part or in total, may be cancelled at the discretion of the Company.

Credit  Facilities.     The  Company's  committed   credit  facilities  are
substantially short-term, and therefore no fair value is determined.

Long-term Debt. The fair values of the Company's long-term borrowings are estimated using discounted cash flows based on current borrowing rates.

Short-term Notes Payable.   The carrying value of short-term  notes payable
approximates the fair value.


Note 2.  New Accounting Standards

During 1993, the Company adopted six new Statements of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board.

The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," through a cumulative adjustment, effective January 1, 1993, resulting in a one-time reduction of net income of $2.9 million ($4.4 million pretax). This standard requires accrual of a liability for postretirement benefits other than pensions. Other than the cumulative effect, adoption of SFAS 106 did not have a material impact on 1993 net income and is not expected to have a material impact in the future.

The Company adopted SFAS 109, "Accounting for Income Taxes," through a cumulative adjustment, effective January 1, 1993, resulting in a one-time reduction of net income of $8.5 million. This standard changes the way income tax expense is determined for financial reporting purposes. Other than the cumulative effect, adoption of SFAS 109 did not have a material impact on 1993 net income and is not expected to have a material impact in the future.

The Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits," through a cumulative adjustment, effective January 1, 1993, resulting in a one-time reduction of net income of $1.2 million ($1.8 million pretax). This standard requires the accrual of a liability for benefits provided to employees after employment but before retirement. Other than the cumulative effect, adoption of SFAS 112 did not have a material impact on 1993 net income and is not expected to have a material impact in the future.

The Company adopted SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993. This standard, which does not have a material impact on the consolidated financial statements, requires that reinsurance receivables and prepaid reinsurance premiums be reported as assets, rather than netted against the related insurance liabilities.

The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993. This standard requires that certain impaired loans be reported at the present value of expected future cash flows, the loan's observable market price, or the fair value of underlying collateral. The adoption of SFAS 114 did not have a material impact on 1993 net income and is not expected to have a material impact in the future.

The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. This statement requires that debt and equity securities be carried at fair value unless the Company has the positive intent and ability to hold these investments to maturity. Marketable securities must be classified into one of three categories: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. Upon adoption of SFAS 115, the Company classified all marketable securities as available-for-sale and, accordingly, recorded them at fair value. The corresponding unrealized gain, net of deferred taxes, was credited directly to shareholder's equity. The adjustment increased marketable securities by $51.4 million, deferred income taxes by $18.0 million, and shareholder's equity by $33.4 million.


Note 3.  Acquisition

Subsidiaries of AGFC purchased finance receivables and other assets from subsidiaries of AGFI in 1993, 1992, and 1991. The cash paid for the finance receivables and other assets as shown in the Consolidated Statements of Cash Flows consisted of the following:

                                           1993       1992        1991
                                              (dollars in thousands)

Finance receivables, net                 $62,326    $308,327    $303,854
Other assets (liabilities)                   559     (13,935)      9,101

Cash paid                                $62,885    $294,392    $312,955


Note 4.  Marketable Securities

At December 31, 1993, all marketable securities were classified as available-for-sale and reported at fair value due to the adoption of SFAS 115 (see Note 2.). Previously, fixed-maturity marketable securities were classified as held-to-maturity and reported at amortized cost. Marketable securities were as follows at December 31:

                                   Fair Value           Amortized Cost
                                 1993       1992       1993       1992
Fixed-maturity marketable               (dollars in thousands)
  securities:
  Bonds:
    Corporate securities       $313,174   $307,156   $290,153   $289,186
    Mortgage-backed securities  234,062    183,988    223,868    176,627
    States and political
      subdivisions              102,073     70,001     94,175     64,199
    Other                        40,766     51,328     30,736     44,247
  Redeemable preferred stocks     7,486      8,877      7,180      8,913

Total                           697,561    621,350    646,112    583,172

Non-redeemable preferred
  stocks                          1,771      2,339      1,313      2,339

Total marketable securities    $699,332   $623,689   $647,425   $585,511

At December 31, the gross unrealized gains and losses were as follows:

                                         Gross                Gross
                                    Unrealized Gains     Unrealized  Losses
                                    1993       1992       1993        1992
                                           (dollars in thousands)
Fixed-maturity marketable
  securities:
  Bonds:
    Corporate securities          $23,836     $19,597   $   815    $ 1,627
    Mortgage-backed securities     11,681       7,916     1,487        555
    State and political
      subdivisions                  8,031       5,865       133         63
    Other                          10,032       7,141         2         60
  Redeemable preferred stocks         315         111         9        147

Total                              53,895      40,630     2,446      2,452

Non-redeemable preferred
  stocks                              458         -         -          -

Total marketable securities       $54,353     $40,630   $ 2,446    $ 2,452


During the years ended December 31, 1993, 1992, and 1991, marketable securities with a fair value of $141.4 million, $127.9 million, and $61.7 million, respectively, were sold or redeemed. The gross realized gains on such sales or redemptions totaled $7.4 million, $3.1 million, and $.9 million, respectively. The gross realized losses totaled $.1 million, $.5 million and $2.8 million, respectively.

The contractual maturities of fixed-maturity securities at December 31, 1993 were as follows:
                                                 Fair       Amortized
                                                 Value         Cost
                                               (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                      $ 11,298    $ 11,146
    Due after 1 year through 5 years             75,114      69,284
    Due after 5 years through 10 years          232,315     215,813
    Due after 10 years                          144,772     126,001

                                                463,499     422,244
Mortgage-backed securities                      234,062     223,868

Total                                          $697,561    $646,112

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. Company requirements and investment strategies may result in the sale of investments before maturity.

Certain of  the bonds  were on  deposit with regulatory  authorities.   The
carrying value of such bonds was $18.6 million and $21.2 million at December 31, 1993 and 1992, respectively.


Note 5.  Finance Receivables

Loans collateralized by security interests in real estate generally have maximum original terms of 180 months. Loans collateralized by consumer goods, automobiles or other chattel security, and loans that are unsecured, generally have maximum original terms of 60 months. Retail sales contracts are collateralized principally by consumer goods and automobiles, and generally have maximum original terms of 60 months. Of the loans and retail sales contracts outstanding at December 31, 1993, 91% were secured by the real or personal property of the borrower. At December 31, 1993, mortgage loans (generally second mortgages) accounted for 11% of the total number of loans outstanding and 53% of the aggregate dollar amount of loans outstanding.

Contractual maturities of loans and retail sales contracts were as follows:

                                       December 31, 1993
                              Net Receivables       Percent of
                                  Amount         Net Receivables
                                    (dollars in thousands)

1994                            $2,076,750             35.4%
1995                             1,216,653             20.7
1996                               756,292             12.9
1997                               374,697              6.4
1998                               223,796              3.8
Thereafter                       1,223,460             20.8
Total                           $5,871,648            100.0%


Experience of the Company has shown that a substantial portion of loans and retail sales contracts will be renewed, converted, or paid in full prior to maturity. Accordingly, the preceding information as to contractual maturities should not be considered as a forecast of future cash collections. Principal cash collections and such collections as a percentage of average net finance receivables were as follows:

                                                  1993            1992
                                                 (dollars in thousands)
Loans:
  Principal cash collections                   $2,067,597      $1,846,280
  Percent of average net finance receivables        42.3%           40.0%

Retail sales contracts:
  Principal cash collections                   $1,110,457      $  853,707
  Percent of average net finance receivables       124.9%          113.5%

Unused credit limits on revolving lines of credit extended by the Company to its customers were $188.3 million and $126.3 million at December 31, 1993 and 1992, respectively. These amounts, in part or in total, can be cancelled at the discretion of the Company, and are not indicative of the amount expected to be funded.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of finance receivables, net of unearned finance charges, are as follows:

                    December 31, 1993            December 31, 1992
Location           Amount       Percent         Amount       Percent
                  (dollars in thousands)       (dollars in thousands)

California      $  640,849            11%    $  738,887            13%
N. Carolina        559,271            10        497,490             9
Florida            459,257             8        474,399             8
Illinois           372,576             6        359,134             6
Indiana            345,682             6        258,406             5
Virginia           331,606             6        308,168             6
Ohio               318,766             5        266,442             5
Georgia            236,727             4        231,979             4
Other            2,606,914            44      2,472,173            44
                $5,871,648           100%    $5,607,078           100%


The fair values determined for finance receivables at December 31, 1993 and 1992 approximate the carrying amounts reported in the Consolidated Balance Sheets net of the allowance for finance receivable losses. Care should be exercised in drawing conclusions based on the estimated fair values at the end of the year, since such fair value estimates are based only on the value of the finance receivables and do not reflect the value of the underlying customer relationships or the related distribution system.


Note 6.  Allowance for Finance Receivable Losses

The changes in  the allowance  for finance receivable  losses are  detailed below:
                                           1993         1992         1991
                                               (dollars in thousands)

Balance at beginning of year             $133,211     $115,624     $105,639
Provision for finance receivable
  losses                                  133,577      107,608       96,732
Allowance related to net acquired
  receivables and other                     1,536       12,579        6,984
Charge-offs:
  Finance receivables charged off        (141,732)    (129,016)    (114,871)
  Recoveries                               26,104       26,416       21,140
  Net charge-offs                        (115,628)    (102,600)     (93,731)
Balance at end of year                   $152,696     $133,211     $115,624

Note 7.  Notes Receivable from Parent and Affiliates

Notes receivable from AGFI and affiliates outstanding at December 31, are summarized as follows:

                                     1993         1992
                                  (dollars in thousands)

Affiliates                         $ 12,129     $ 20,829
Parent                              573,256      378,671

Total                              $585,385     $399,500


Interest revenue on notes receivable from parent and affiliates for the years ended December 31, 1993, 1992, and 1991, was $32.2 million, $26.9 million, and $25.1 million, respectively.


Note 8.  Costs In Excess of Net Assets Acquired

Goodwill, resulting from the excess of the purchase price paid over the value of separately identified tangible and intangible assets acquired, amounted to $299.2 million and $310.2 million at December 31, 1993 and 1992, respectively, and is being amortized on a straight-line basis over periods of twenty or forty years. Accumulated amortization amounted to $46.7 million and $37.7 million at December 31, 1993 and 1992, repectively.

Included in other assets is a customer base valuation of $23.2 million and $24.8 million at December 31, 1993 and 1992, respectively, which is being amortized to operating expenses on a straight-line basis over a twenty-five year period.


Note 9.  Short-term Notes Payable and Credit Facilities

AGFC issues commercial paper with terms ranging from 1 to 270 days. Information concerning short-term notes payable for commercial paper and to banks was as follows:
                                         1993        1992        1991
                                            (dollars in thousands)

Maximum borrowings at any month end   $1,746,426  $2,086,961  $2,143,947
Average borrowings                    $1,633,062  $1,844,727  $1,904,246
Weighted average interest rate
  (total interest expense divided
  by average borrowings)                    3.2%        3.9%        6.3%
Weighted average interest rate,
  giving effect to commitment fees
  and interest conversion agreements        4.2%        5.7%        7.5%
Weighted average interest rate,
  at December 31,                           3.3%        3.5%        4.9%

Credit facilities are maintained to support the issuance of commercial paper and as an additional source of funds for operating requirements. At December 31, 1993 and 1992, the Company had a committed credit facility of $345.0 million and was an eligible borrower under a $2.1 billion committed credit facility and $2.6 billion of committed credit facilities, respectively, extended to American General and certain of its subsidiaries. The annual commitment fees for all committed facilities range from .075% to .10%. At December 31, 1993 and 1992, the Company also had $341.0 million and $286.0 million, respectively, of uncommitted credit facilities and was an eligible borrower under $240.0 million and $220.0 million, respectively, of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At December 31, 1993 and 1992, Company short-term borrowings outstanding under all credit facilities were $3.5 million and $8.3 million, respectively, and Company long-term borrowings outstanding under all credit facilities were $147.0 million and $117.2 million, respectively, with remaining availability to the Company of $2.4 billion and $2.9 billion, respectively, in committed facilities and $430.5 million and $380.5 million, respectively, in uncommitted facilities.

Interest conversion agreements in which the Company contracted to pay interest at fixed rates and receive interest at floating rates were $290.0 million, $415.0 million, and $765.0 million in notional amounts at December 31, 1993, 1992, and 1991, respectively. The fair value of these agreements was $29.4 million and $19.9 million at December 31, 1993 and 1992, respectively, which would have been the cost to the Company of termination of the agreements. The weighted average interest rate was 8.75%, 8.83%, and 8.87% at December 31, 1993, 1992, and 1991, respectively. These agreements mature at various dates and have various fixed rates as shown in the table below:
                                    Weighted
                                    Average
                       Notional     Interest
Maturity                Amount        Rate
                     (dollars in
                     thousands)

  1994                $100,000       8.71%
  1996                  50,000       8.38
  1998                  90,000       9.06
  2000                  50,000       8.64

                      $290,000       8.75%


Options on interest conversion agreements at December 31, 1993, 1992, and 1991, in aggregate notional amounts were $200.0 million, $250.0 million, and $350.0 million, respectively. The fair value of these agreements was $33.3 million and $20.7 million at December 31, 1993 and 1992, respectively, which would have been the cost to the Company of termination of the agreements. The option agreements at December 31, 1993, if exercised by the counterparty, will commit the Company to pay interest at fixed rates. The related option fees received are being amortized as a reduction of interest expense over the aggregate of the option period and interest conversion period.

Interest conversion agreements involve credit risk due to possible non-performance by the counterparties. The Company manages the credit risk of counterparty defaults in these transactions by limiting the total amount of arrangements outstanding, both by individual counterparty and in the aggregate, by monitoring the size and maturity structure of the off-balance-sheet portfolio, and by applying uniform credit standards. The Company does not anticipate non-performance by the counterparties, and any such non-performance would not have a material impact on net income. Notional amounts represent amounts on which interest payments to be exchanged are calculated. The credit risk to the Company is limited to the interest differential based on the interest rates contained in the agreements.


Note 10.  Short-term Notes Payable - Parent

Borrowings from AGFI are primarily to provide operating funds for lending activities. Borrowings from American General are primarily to provide overnight operating liquidity when American General is in a surplus cash position. All such borrowings are made on a due on demand basis at short-term rates based on American General's or AGFC's commercial paper rates or bank prime rates. At December 31, 1993, 1992 and 1991, AGFC had no borrowings outstanding with AGFI or American General. Information concerning such borrowings was as follows:

                                         1993         1992        1991
                                             (dollars in thousands)

Maximum borrowings at any month end     $50,000     $129,400     $75,000
Average borrowings                      $14,488     $ 27,275     $17,105
Weighted average interest rate (total
  interest expense divided by average
  borrowings)                              7.0%         7.1%        8.3%

The information above excludes $2.3 million in borrowings from American General by the Company's insurance subsidiaries at December 31, 1992, which are not material. At December 31, 1993 and 1991, the Company's insurance subsidiaries had no borrowings outstanding from American General.


Note 11.  Income Taxes

AGFC and all  of its subsidiaries  file a consolidated  federal income  tax return with American General and its subsidiaries. AGFC and its subsidiaries provide for federal income taxes as if filing a separate tax return, and pay such amounts to American General in accordance with a tax sharing agreement.

Beginning in 1993, income taxes have been provided in accordance with SFAS 109 (see Note 2.). Under this method, deferred tax assets and liabilities are calculated using the differences between the financial reporting basis and the tax basis of assets and liabilities, using the enacted tax rate. The effect of a tax rate change is recognized in income in the period of enactment. Before 1993, the Company recognized deferred taxes on timing differences between financial reporting income and taxable income. Deferred taxes were not adjusted for tax rate changes.

As a result of this accounting change, 1993 income tax disclosures are not comparable to prior years.

Provision for income taxes is summarized as follows:

                                      Years Ended December 31,
                                   1993         1992        1991
                                       (dollars in thousands)
Federal
  Current                        $119,758     $85,664     $68,651
  Deferred                         (6,135)      1,059       4,793

Total federal                     113,623      86,723      73,444
State                              11,261      12,469       9,014

Total                            $124,884     $99,192     $82,458


Provision for deferred federal income taxes is summarized as follows:

                                       Years Ended December 31,
                                         1992           1991
                                        (dollars in thousands)

Finance receivable losses              $(3,504)       $ 2,656
Other, net                               4,563          2,137

Total                                  $ 1,059        $ 4,793


The U.S. statutory federal income tax rate differs from the effective income tax rate as follows:
                                      Years Ended December 31,
                                   1993         1992         1991

Statutory federal income tax rate  35.0%        34.0%        34.0%
State income taxes                  2.2          3.2          2.7
Amortization of goodwill            1.2          1.1          1.3
Nontaxable investment income        (.6)         (.7)         (.8)
Other, net                           .4           .6           .6

Effective income tax rate          38.2%        38.2%        37.8%

The net deferred tax liability of $36.5 million is net of deferred tax assets totalling $70.0 million. The most significant deferred tax assets relate to the provision for finance receivable losses and insurance premiums recorded for financial reporting purposes. No valuation allowance on deferred tax assets is considered necessary at December 31, 1993.

On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted, which increased the corporate tax rate from 34% to 35%, retroactive to January 1, 1993. The additional 1% tax on earnings for first and second quarter 1993 was $1.5 million, and the effect of the 1% increase in the tax rate used to value existing deferred tax liabilities, as required by SFAS 109, was $.9 million. In accordance with SFAS 109, this total one-time charge of $2.4 million was included in provision for income taxes for the quarter ended September 30, 1993.


Note 12.  Long-term Debt

Long-term debt outstanding at December 31, is summarized as follows:

                                       Senior
Maturity                  Senior    Subordinated     Total
                               (dollars in thousands)

1994                    $  457,120    $196,974    $  654,094
1995                       651,641     274,579       926,220
1996                       556,384        -          556,384
1997                       341,130        -          341,130
1998                       232,302        -          232,302
1999-2003                  957,931        -          957,931
2004-2009                  297,711        -          297,711

Total                   $3,494,219    $471,553    $3,965,772


Certain debt issues of the Company are redeemable prior to maturity at par, at the option of the holders. If these issues were so redeemed, the senior amounts above would increase $150.0 million in 1994 and 1996 and would decrease $150.0 million in 1999 and 2009.

                               Carrying Value              Fair Value
Type of Debt                 1993         1992         1993         1992
                                        (dollars in thousands)

Senior                    $3,494,219   $3,109,224   $3,721,719   $3,251,489
Senior subordinated          471,553      449,177      486,806      478,470

Total                     $3,965,772   $3,558,401   $4,208,525   $3,729,959


The senior subordinated debt at December 31, 1992 included $50 million held by certain subsidiaries of American General.

The weighted average interest rates on long-term debt outstanding by type were as follows:
                               Years Ended December 31,     December 31,
                                 1993            1992      1993     1992

Senior                           7.7%            8.4%      7.4%      8.1%
Senior subordinated              8.7             9.4       7.1       9.0
Total                            7.9             8.7       7.3       8.2

The agreements under which certain of the Company's long-term debt was issued contain provisions for optional prepayments after a specified period of time. Certain debt agreements also contain restrictions on consolidated retained earnings for certain purposes (see Note 14.).


Note 13.  Capital Stock

AGFC has two classes of capital stock: special shares (without par value, 25 million shares authorized) which may be issued in series with such dividend, liquidation, redemption, conversion, voting and other rights as the board of directors may determine prior to issuance; and common shares ($.50 par value, 25 million shares authorized). Issued shares were as follows:

Special Shares - As of December 31, 1993 and 1992, there were no shares issued and outstanding. All 40,000 shares of 9% Preferred Stock were redeemed by the Company on December 31, 1992 at $100 per share plus unpaid accrued dividends.

Common Shares - Issued and outstanding 10,160,012 shares at December 31, 1993 and 1992.


Note 14.  Consolidated Retained Earnings

AGFC's insurance subsidiaries are restricted by state laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. The maximum amount of dividends which can be paid by the Company's insurance subsidiaries in 1994 without prior approval is $29.6 million. AGFC's insurance subsidiaries had statutory capital and surplus of $245.2 million at December 31, 1993. The amount of dividends which may be paid by AGFC is limited by provisions of certain of its debt agreements. Under the most restrictive provisions of such agreements, $38.9 million of the consolidated retained earnings of AGFC at December 31, 1993, was free from such restrictions.

At December 31, 1993, Merit had $52.7 million of accumulated earnings for which no federal income tax provisions have been required. Federal income taxes will become payable only to the extent such earnings are distributed as dividends or exceed limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 1993, the federal income tax would approximate $18.4 million.


Note 15.  Benefit Plans


Retirement Income Plans

The Company participates in the American General Retirement Plans (AGRP), which are noncontributory defined benefit pension plans covering most employees. Pension benefits are based on the participant's average monthly compensation and length of credited service. American General's funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. American General uses the projected unit credit method to compute pension expense.

The plans' assets include primarily readily marketable stocks and bonds.

The pension plans purchased annuity contracts from several of American General's life insurance subsidiaries that provide benefits to certain retirees. These annuity contracts provided $2 million for benefits to the Company's retirees for the years ended December 31, 1993 and 1992.

Pension plan activity allocated to the Company for 1993, 1992 and 1991 reduced operating expenses by $21 thousand, $1.4 million and $1.4 million, respectively.

Because net plan assets are not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI's participation in the AGRP is accounted for as if AGFI had its own plan. The following table sets forth AGFI's portion of the plans' funded status:
                                       Years Ended December 31,
                                       1993      1992      1991
Actuarial present value of benefit      (dollars in thousands)
  obligation:
    Accumulated benefit obligation   $35,868   $22,400   $39,249
    Vested benefits (included in
    accumulated benefit obligation)  $35,639   $21,985   $38,810

Projected benefit obligation         $43,212   $29,278   $42,686
Plan assets at fair value             49,767    44,678    63,090
Plan assets in excess of projected
  benefit obligation                   6,555    15,400    20,404
Unrecognized prior service cost         (659)     (821)     (984)
Unrecognized net loss (gain)           3,485    (4,320)   (9,295)
Unrecognized net asset at
  January 1, net of amortization      (2,747)   (3,925)   (5,118)

Prepaid pension expense              $ 6,634   $ 6,334   $ 5,007

Net pension expense included the following components for the years ended December 31:
                                            1993      1992      1991
                                             (dollars in thousands)

Service cost                              $ 2,375   $ 1,881   $ 1,349
Interest on projected benefit obligation    2,791     3,687     3,373
Actual return on plan assets               (6,112)   (5,000)   (8,926)
Amortization of prior service costs          (157)     (163)     (157)
Amortization of unrecognized net
  asset existing at date of
  initial application                      (1,190)   (1,193)     (562)
Deferral of net asset (loss) gain           2,224      (631)    3,093

Total pension expense (income)            $   (69)  $(1,419)  $(1,830)


Additional assumptions concerning the determination of net pension costs is as follows:
                                            1993      1992      1991

Weighted average discount rate              7.25%     8.00%     8.50%
Expected long-term rate of
  return on plan assets                    10.00     10.00     10.00
Rate of increase in
  compensation levels                       4.00      5.00      5.00


Postretirement Benefits Other Than Pensions

The Company participates in American General's life, medical and dental plans for certain retired employees. Most plans are contributory, with retiree contributions adjusted annually to limit employer contributions to predetermined amounts. For individuals retiring after December 31, 1992, the cost of the supplemental major medical plan is borne entirely by retirees. American General and its subsidiaries have reserved the right to change or eliminate these benefits at any time.

American General's retiree medical and dental plans are unfunded and self-insured. The life plans are fully insured.

Postretirement benefits other than pension plan activity incurred by the Company for 1993 was $.6 million.

Because plan information is not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI's participation in the plans is accounted for as if AGFI had its own plans. The following table sets forth AGFI's portion of the plans' combined funded status and the accrued postretirement benefit cost included in other liabilities in AGFI's Consolidated Balance Sheet at December 31, 1993:

Accumulated postretirement benefit obligation (dollars in thousands):

Retirees                                          $2,223
Fully eligible active plan participants            1,804
Other active plan participants                     2,341

Accumulated postretirement benefit
  obligation                                       6,368
Unrecognized net gain                               (226)

Accrued postretirement benefit cost               $6,142


Postretirement benefit expense for the year ended December 31, 1993 included the following components (dollars in thousands):

Service cost-benefits attributed to
  service during the period                       $  184
Interest cost on accumulated
  postretirement benefit obligation                  403

Postretirement benefit expense                    $  587


For measurement purposes, a 13.5% annual rate of increase in the per capita cost of covered health care benefits was assumed in 1994; the rate was assumed to decrease gradually to 6% for 2009 and remain at that level. A 1% increase in the assumed annual rate of increase in per capita cost of health care benefits results in an immaterial increase in the accumulated postretirement benefit obligation and postretirement benefit expense. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.


Note 16.  Lease Commitments, Rent Expense and Contingent Liabilities

The approximate annual rental commitments for leased office space, automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis and those with a remaining term of one year or less, are as follows: 1994, $24.5 million; 1995, $16.8 million; 1996, $12.3 million; 1997, $8.0 million; 1998, $4.1 million; and subsequent to 1998, $18.3 million.

Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred in 1993. Rental expense incurred for the years ended December 31, 1993, 1992, and 1991, was $32.7 million, $25.9 million, and $22.1 million, respectively.

The Company is a defendant in various lawsuits arising in the normal course of business. The Company believes it has valid defenses in these lawsuits and is defending the cases vigorously. The Company also believes that the total amounts that would ultimately have to be paid, if any, arising from these lawsuits would have no material effect on its consolidated financial position.


Note 17.  Interim Financial Information (Unaudited)

Unaudited interim information for 1993 and 1992 is summarized below:

                                                  Income Before Provision
                                                    for Income Taxes and
                                                    Cumulative Effect of
                             Total Revenues          Accounting Changes
Three Months Ended          1993        1992        1993           1992
                                     (dollars in thousands)

    March 31             $  292,378   $ 263,764   $ 74,059       $ 61,060
    June 30                 304,005     268,726     87,616         60,904
    September 30            309,136     275,723     84,425         67,763
    December 31             307,398     284,645     81,003         69,636

    Total                $1,212,917  $1,092,858   $327,103       $259,363


                                Net Income
Three Months Ended          1993          1992
                          (dollars in thousands)

    March 31             $ 33,733(a)   $ 37,843
    June 30                55,035        37,667
    September 30           50,116(b)     41,887
    December 31            50,744        42,774

    Total                $189,628      $160,171

(a)  Includes  cumulative  charge  of  $12.6  million  due  to  adoption of accounting changes: SFAS 106, SFAS 109, and SFAS 112. Amounts previously reported in the 1993 first quarter Form 10-Q have been restated above for SFAS 112.

(b) Includes corporate tax rate increase enacted in the third quarter, retroactive to January 1, 1993 (see Note 11.).

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance Corporation and subsidiaries are included in Item 8:

         Consolidated Balance Sheets, December 31, 1993 and 1992

         Consolidated Statements of Income, years ended December 31, 1993, 1992, and 1991

         Consolidated Statements of Shareholder's Equity, years ended December 31, 1993, 1992, and 1991

         Consolidated Statements of Cash Flows, years ended December 31, 1993, 1992, and 1991

         Notes to Consolidated Financial Statements

   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted, because they are inapplicable, or the information required therein is included in the consolidated financial statements or notes.

   (3)   Exhibits:

         Exhibits are listed in the Exhibit Index beginning on page 51 herein.


(b)  Reports on Form 8-K

     Current Report on Form 8-K dated February 1, 1994, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the year ended December 31, 1993.


(c)  Exhibits

     The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

                                 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN GENERAL FINANCE CORPORATION
                                            (Registrant)

                               By  /s/ Philip M. Hanley
                                      (Philip M. Hanley)
Date: March 23, 1994              Senior Vice President and Chief
                                    Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date

/s/ Daniel Leitch III      President and Chief Executive    March 23, 1994
    (Daniel Leitch III)    Officer and Director (Principal
                           Executive Officer)

/s/ Philip M. Hanley       Senior Vice President and Chief  March 23, 1994
    (Philip M. Hanley)     Financial Officer and Director
                           (Principal Financial Officer)

/s/ George W. Schmidt      Controller and Assistant         March 23, 1994
    (George W. Schmidt)    Secretary (Principal Accounting
                           Officer)

/s/ Wayne D. Baker         Director                         March 23, 1994
    (Wayne D. Baker)

/s/ Bennie D. Hendrix      Director                         March 23, 1994
    (Bennie D. Hendrix)


/s/ James R. Jerwers       Director                         March 23, 1994
    (James R. Jerwers)


/s/ Larry R. Klaholz       Director                         March 23, 1994
    (Larry R. Klaholz)


/s/ David C. Seeley        Director                         March 23, 1994
    (David C. Seeley)


/s/ James R. Tuerff        Director                         March 23, 1994
    (James R. Tuerff)


/s/ Peter V. Tuters        Director                         March 23, 1994
    (Peter V. Tuters)

                             Exhibit Index


Exhibits                                                                    Page

(3) a. Restated Articles of Incorporation of American General Finance Corporation (formerly Credithrift Financial Corporation) dated July 22, 1988 and amendments thereto dated August 25, 1988 and March 20, 1989. Incorporated by reference to Exhibit (3)a filed as a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-6155).

     b. By-laws of American General Finance Corporation. Incorporated by reference to Exhibit (3)b filed as a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-6155).

(4) a. The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of long-term debt of the registrant and its consolidated subsidiaries. In the aggregate, the issuances of debt under each Indenture referred to under items (1), (2) and (3) below exceed 10% of the total assets of the Company on a consolidated basis.

         (1) Indenture dated as of January 1, 1988 from American General Finance Corporation (formerly Credithrift Financial Corporation) to Continental Bank, N.A. (formerly Continental Illinois National Bank and Trust Company of Chicago). Incorporated by reference to Exhibit 4(c) filed as a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-6155).

              (a) Resolutions  and form of note for senior note, 8 3/8% due
                  January 15, 1995. Incorporated by reference to Exhibits 4(a)(1) and 4(a)(2) filed as a part of the Company's Current Report on Form 8-K dated January 21, 1988 (File No. 1-6155).

              (b) Resolutions and forms of  notes for (senior)  Medium-Term
                  Notes, Series A. Incorporated by reference to Exhibits 4(a), 4(b), 4(c), 4(d), and 4(e) filed as a part of the Company's Current Report on Form 8-K dated July 12, 1988 (File No. 1-6155).

              (c) Resolutions and form of note for senior note,  8 1/2% due
                  June 15, 1999. Incorporated by reference to Exhibits 4(a)(1) and 4(a)(2) filed as a part of the Company's Current Report on Form 8-K dated June 12, 1989 (File No. 1-6155).

              (d) Consent  and form  of note  for senior  note, 8  1/8% due
                  August 15, 2009. Incorporated by reference to Exhibits 4(a)(1) and 4(a)(2) filed as a part of the Company's Current Report on Form 8-K dated August 3, 1989 (File No. 1-6155).

Exhibits                                                                    Page

              (e) Resolutions and form  of note for senior note,  8.45% due
                  October 15, 2009. Incorporated by reference to Exhibits 4(a)(1) and 4(a)(2) filed as a part of the Company's Current Report on Form 8-K dated October 24, 1989 (File No. 1-6155).

              (f) Resolutions and form of note for senior note,  9 1/4% due
                  July 1, 1994. Incorporated by reference to Exhibits 4(a)(1) and 4(a)(2) filed as a part of the Company's Current Report on Form 8-K dated June 28, 1990 (File No. 1-6155).

         (2) Indenture dated as of December 1, 1985 from American General Finance Corporation (formerly Credithrift Financial Corporation) to The Chase Manhattan Bank (National Association). Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Current Report on Form 8-K dated February 4, 1986 (File No. 1-6155).

              (a) Resolutions and form of note for senior note,  7 3/4% due
                  January 15, 1997. Incorporated by reference to Exhibit 4 filed as a part of the Company's Current Report on Form 8-K dated January 22, 1987 (File No. 1-6155).

              (b) Resolutions  and form  of note  for (senior)  Medium-Term
                  Notes, Series B. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated September 10, 1990 (File No. 1-
                  6155).

              (c) Resolutions and form of note for senior note,  8 7/8% due
                  March 15, 1996. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated March 7, 1991 (File No. 1-6155).

              (d) Resolutions  for (senior)  Medium-Term  Notes, Series  B.
                  Incorporated by reference to Exhibit 4 filed as a part of the Company's Current Report on Form 8-K dated March 18, 1991 (File No. 1-6155).

              (e) Resolutions and  form of note for senior  note, 8.10% due
                  August 15, 1995. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated July 31, 1991 (File No. 1-6155).

Exhibits                                                                    Page

              (f) Resolutions and form of note for senior note,  8 1/2% due
                  August 15, 1998. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated August 6, 1991 (File No. 1-
                  6155).

              (g) Resolutions for  (senior)  Medium-Term Notes,  Series  B.
                  Incorporated by reference to Exhibit 4 filed as a part of the Company's Current Report on Form 8-K dated November 20, 1991 (File No. 1-6155).

         (3) Senior Indenture dated as of November 1, 1991 from American General Finance Corporation to Morgan Guaranty Trust Company of New York. Incorporated by reference to Exhibit 4(a) filed as part of the Company's Current Report on Form 8-K dated November 6, 1991 (File No. 1-6155).

              (a) Resolutions and form of note for senior note,  7 3/8% due
                  November 15, 1996. Incorporated by reference to Exhibits 4(c) and 4(d) filed as part of the Company's Current Report on Form 8-K dated November 6, 1991 (File No. 1-
                  6155).

              (b) Resolutions and form of  note for senior note, 7.15%  due
                  May 15, 1997. Incorporated by reference to Exhibits 4(a) and 4(b) filed as part of the Company's Current Report on Form 8-K dated May 13, 1992 (File No. 1-6155).

              (c) Resolutions  and form of note  for senior note, 7.45% due
                  July 1, 2002. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated July 2, 1992 (File No. 1-6155).

              (d) Resolutions  and form  of note  for senior  note, 5%  due
                  September 1, 1995. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated August 20, 1992 (File No. 1-
                  6155).

              (e) Resolutions and form of note for senior note,  7 1/8% due
                  December 1, 1999. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated December 1, 1992 (File No. 1-
                  6155).

Exhibits                                                                    Page

              (f) Resolutions  and forms of  notes for (senior) Medium-Term
                  Notes, Series C. Incorporated by reference to Exhibits 4(a), 4(b) and 4(c) filed as a part of the Company's Current Report on Form 8-K dated December 10, 1992 (File No. 1-6155).

              (g) Resolutions and form of note for senior note,  6 7/8% due
                  January 15, 2000. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated January 11, 1993 (File No. 1-
                  6155).

      b. In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have not been filed as exhibits to this Annual Report on Form 10-K because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Company on a consolidated basis. The Company hereby agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request therefor.

(12)   Computation of ratio of earnings to fixed charges.                     55

(23)   Consent of Ernst & Young                                               56