Form 10-Q/A
period 1994-03-31
AMERICAN GENERAL FINANCE CORP
filed 1994-05-19
CIK 25598

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              AMENDMENT NO. 1
                                FORM 10-Q/A



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1994

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________ .



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

This Form 10-Q/A of American General Finance Corporation (AGFC) constitutes Amendment No. 1 to AGFC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 which was originally filed with the Securities and Exchange Commission on May 2, 1994 (Original Form 10-Q). This Amendment No. 1 inserts an additional line, "Principal collections on finance receivables", under the heading "Cash Flows from Investing Activities" in the Condensed Consolidated Statements of Cash Flows on page
5. Such line was inadvertently omitted from the Original Form 10-Q. Insertion of such line results in no other changes to values or disclosures within the Original Form 10-Q.

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




See Notes to Condensed Consolidated Financial Statements.

            American General Finance Corporation and Subsidiaries

               Condensed Consolidated Statements of Cash Flows


                                                      Three Months Ended
                                                            March 31,
                                                       1994          1993
                                                     (dollars in thousands)
Cash Flows from Operating Activities
Net income                                           $ 51,904     $ 33,733
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses            33,775       26,682
    Depreciation and amortization                      30,496       25,221
    Deferral of finance receivable
      origination costs                               (18,511)     (14,385)
    Deferred federal income tax benefit                (2,335)        (955)
    Change in other assets and other liabilities       26,860       21,991
    Change in insurance claims and
      policyholder liabilities                          7,231       26,756
    Other, net                                         32,799       27,715
Net cash provided by operating activities             162,219      146,758

Cash Flows from Investing Activities
  Finance receivables originated or purchased        (992,729)    (898,550)
  Principal collections on finance receivables        901,431      766,954
  Marketable securities purchased                     (52,142)     (70,225)
  Marketable securities called, matured and sold       26,220       34,871
  Change in notes receivable from parent
    and affiliates                                    (81,415)       3,104
  Purchase of assets from affiliate                       -        (23,416)
  Other, net                                           (8,995)      (7,976)
Net cash used for investing activities               (207,630)    (195,238)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             62,375      397,882
  Repayment of long-term debt                        (176,500)    (275,500)
  Change in short-term notes payable                  224,208      (53,753)
  Dividends paid                                      (63,500)     (21,273)
Net cash provided by financing activities              46,583       47,356

Increase (decrease) in cash and cash equivalents        1,172       (1,124)
Cash and cash equivalents at beginning of period       11,793       15,928

Cash and cash equivalents at end of period           $ 12,965     $ 14,804


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                  $ 18,491     $  6,726

  Interest paid                                      $ 94,023     $107,882




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

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN GENERAL FINANCE CORPORATION
                                               (Registrant)



Date:  May 19, 1994                By /s/ Philip M. Hanley
                                          Philip M. Hanley*
                                      Senior Vice President and Chief
                                        Financial Officer


* Signing as duly authorized officer and principal financial officer.