Form 10-K
period 1994-12-31
AMERICAN GENERAL FINANCE CORP
filed 1995-03-15
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1994

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________.

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

                                                  Name of each exchange
       Title of each class                          on which registered
6-3/8% Senior Notes due March 1, 2003             New York Stock Exchange
8.45% Senior Notes due October 15, 2009           New York Stock Exchange

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

As of March 15, 1995, no voting stock of the registrant was held by a non-affiliate.

As of March 15, 1995, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                             TABLE OF CONTENTS




           Item                                                     Page

Part I      1. Business . . . . . . . . . . . . . . . . . . . . . . .  3

            2. Properties . . . . . . . . . . . . . . . . . . . . . . 14

            3. Legal Proceedings  . . . . . . . . . . . . . . . . . . 15

            4. Submission of Matters to a Vote of Security Holders. .  *

Part II     5. Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . 16

            6. Selected Financial Data  . . . . . . . . . . . . . . . 17

            7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . 17

            8. Financial Statements and Supplementary Data  . . . . . 26

            9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . **

Part III   10. Directors and Executive Officers of the Registrant . .  *

           11. Executive Compensation . . . . . . . . . . . . . . . .  *

           12. Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . . . .  *

           13. Certain Relationships and Related Transactions . . . .  *

Part IV    14. Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K  . . . . . . . . . . . . . . . . . . . . 57



      * Items 4, 10, 11, 12, and 13 are not included, as per conditions met by Registrant set forth in General Instructions J(1)(a) and
          (b) of Form 10-K.

     ** Item 9 is not included, as no information was required by Item 304 of Regulation S-K.

                                   PART I


Item 1.  Business.


                                  GENERAL


American General Finance Corporation (AGFC) was incorporated under the laws of the State of Indiana in 1927 as successor to a business started in 1920. All of the common stock of AGFC is owned by American General Finance, Inc.
(AGFI), which was incorporated under the laws of the State of Indiana in 1974. Since 1982, AGFI has been a direct or indirect wholly-owned subsidiary of American General Corporation (American General), the parent of one of the nations's largest consumer financial services organizations. American General was incorporated in the State of Texas in 1980 as the successor to American General Insurance Company, a Texas insurance company incorporated in 1926.


AGFC is a financial services holding company, the subsidiaries of which are engaged primarily in the consumer finance and credit insurance business. The credit insurance operations are conducted by Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite) as a part of the Company's consumer finance business. Unless the context otherwise indicates, references to the Company relate to AGFC and its subsidiaries, whether directly or indirectly owned.


At December 31, 1994, the Company had 1,301 offices in 40 states, Puerto Rico, and the U.S. Virgin Islands and employed approximately 8,100 persons. The Company's executive offices are located in Evansville, Indiana.


Certain amounts in the 1993 and 1992 information presented herein have been reclassified to conform to the 1994 presentation.

Item 1.  Continued


Selected Financial Statistics

The following table sets forth certain selected financial information and ratios of the Company and illustrates certain aspects of the Company's business for the years indicated:
                                  1994         1993         1992
                                      (dollars in thousands)
Average finance receivables
  net of unearned finance
  charges (ANR)                $6,146,644   $5,776,256   $5,365,479

Average borrowings             $6,171,265   $5,453,440   $5,010,378

Finance charges as a
  percentage of ANR (yield)        17.42%       16.87%       16.61%

Interest expense as a
  percentage of average
  borrowings (borrowing cost)       6.67%        6.77%        7.56%

Spread between yield and
  borrowing cost                   10.75%       10.10%        9.05%

Insurance revenues as a
  percentage of ANR                 2.93%        2.46%        2.22%

Operating expenses as a
  percentage of ANR                 5.44%        5.26%        5.23%

Allowance for finance receivable
  losses as a percentage of net
  finance receivables               2.86%        2.60%        2.38%

Charge-off ratio (defined in
  "Consumer Finance Operations -
  Finance Receivable Loss and
  Delinquency Experience" in
  Item 1. herein.)                  2.20%        2.01%        1.91%

Delinquency ratio - 60 days or more
  (defined in "Consumer Finance
  Operations - Finance Receivable
  Loss and Delinquency Experience"
  in Item 1. herein.)               2.89%        2.54%        2.22%

Debt to equity ratio                5.19         4.67         4.71

Return on average assets            2.99%        2.61%        2.40%

Return on average assets before
  deducting cumulative effect
  of accounting changes             2.99%        2.79%        2.40%

Return on average equity           19.51%       16.39%       14.45%

Item 1.  Continued

                                    1994         1993         1992
Return on average equity before
  deducting cumulative effect
  of accounting changes            19.51%       17.30%       14.45%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 herein
  for calculations)                 1.92         1.86         1.67


                        CONSUMER FINANCE OPERATIONS

Through its subsidiaries, the Company makes loans directly to individuals, purchases retail sales contract obligations of individuals, and offers credit card services. On December 31, 1994, the Company entered into a participation agreement whereby the Company purchases all of the private label (which are included in retail sales finance) and credit card finance receivables originated by American General Financial Center (AGF-Utah), a subsidiary of AGFI.

In its lending operations, the Company generally takes a security interest in real property and/or personal property of the borrower. Of the loans outstanding at December 31, 1994, 89% were secured by such property. At December 31, 1994, mortgage loans (generally second mortgages) accounted for 50% of the aggregate dollar amount of loans outstanding and 10% of the total number of loans outstanding; compared to 53% and 11%, respectively, at December 31, 1993. Loans secured by real property generally have maximum original terms of 180 months. Loans secured by personal property or that are unsecured generally have maximum original terms of 60 months.

In its retail operations, the Company purchases retail sales contracts arising from the retail sale of consumer goods and services, issues private label credit cards for various business entities, and purchases private label receivables originated by AGF-Utah pursuant to the participation agreement entered into on December 31, 1994. Retail sales contracts are primarily closed-end accounts which consist of a single purchase. Private label are open-end revolving accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have a maximum original term of 60 months. Private label are secured by a purchase money security interest in the goods purchased and generally require minimum monthly payments based on current balances.

In its credit card operations, the Company purchases MasterCard and Visa credit card receivables originated by AGF-Utah pursuant to the participation agreement entered into on December 31, 1994. Credit cards are unsecured and require minimum monthly payments based on current balances.


Finance Receivables

All finance receivable data in this report (except as otherwise indicated) are calculated on a net basis -- that is, after deduction of unearned finance charges but before deduction of an allowance for finance receivable losses.

Item 1.  Continued


The following table sets forth certain information concerning finance receivables of the Company:
                                          Years Ended December 31,
                                       1994         1993         1992
Originated, renewed, and purchased:

  Amount (in thousands):
    Real estate loans               $1,167,879   $  930,493   $  815,290
    Non-real estate loans            2,979,086    2,475,855    1,924,479
    Retail sales finance             1,598,460    1,161,933      889,176
    Total originated and renewed     5,745,425    4,568,281    3,628,945
    Purchased (net of sales) (a)     1,293,944      105,171      546,923
  Total originated, renewed,
    and purchased                   $7,039,369   $4,673,452   $4,175,868

  (a) Includes purchases of finance receivables from affiliates for 1994, 1993, and 1992 of $1,263 million, $64 million, and $316 million, respectively. The purchases of finance receivables from affiliates for 1994 resulted from the participation agreement entered into with AGF-Utah on December 31, 1994.

  Number:
    Real estate loans                   70,430       57,648       47,549
    Non-real estate loans            1,509,223    1,272,065      898,130
    Retail sales finance             1,419,693    1,028,432      786,892

  Average size (to nearest dollar):
    Real estate loans                  $16,582      $16,141      $17,146
    Non-real estate loans                1,974        1,946        2,143
    Retail sales finance                 1,126        1,130        1,130


Balance at end of period:

  Amount (in thousands):
    Real estate loans               $2,697,980   $2,637,266   $2,724,677
    Non-real estate loans            2,656,386    2,313,478    2,022,055
    Retail sales finance             2,072,831      920,904      860,346
    Credit cards                       479,480          -            -

  Total                             $7,906,677   $5,871,648   $5,607,078

  Number:
    Real estate loans                  161,859      153,273      150,366
    Non-real estate loans            1,430,150    1,268,178    1,061,339
    Retail sales finance             1,522,008      886,679      744,857
    Credit cards                       403,262          -            -

  Total                              3,517,279    2,308,130    1,956,562

  Average size (to nearest dollar):
    Real estate loans                  $16,669      $17,206      $18,120
    Non-real estate loans                1,857        1,824        1,905
    Retail sales finance                 1,362        1,039        1,155
    Credit cards                         1,189          -            -

Item 1.  Continued


The execution date of the participation agreement was December 31, 1994; therefore, the ANR, yield, and finance receivable loss experience information set forth below has not been affected by the finance receivables acquired pursuant to such agreement.


ANR

The following table details ANR by type of finance receivable for the years indicated:

                                1994          1993          1992
                                     (dollars in thousands)

Loans                        $5,090,061    $4,887,347    $4,613,542
Retail sales finance          1,056,583       888,909       751,937

Total                        $6,146,644    $5,776,256    $5,365,479


Yield

The following table details yield for the years indicated:

                                1994          1993          1992

Loans                          17.69%        17.07%        16.69%
Retail sales finance           16.12%        15.75%        16.06%

Total                          17.42%        16.87%        16.61%


Geographic Distribution

See Note 4. of the Notes to Consolidated Financial Statements in Item 8. herein for information on geographic distribution of finance receivables.

Item 1.  Continued


Finance Receivable Loss and Delinquency Experience

The finance receivable loss experience for the Company, for the periods indicated, is set forth in the net charge-offs and charge-off ratio(a) information below:

                                     Years Ended December 31,
                                  1994         1993         1992
                                      (dollars in thousands)
Real estate loans:
  Net charge-offs               $ 15,387     $ 20,206     $ 21,156
  Charge-off ratio                 0.58%        0.74%        0.77%

Non-real estate loans:
  Net charge-offs               $ 93,666     $ 78,407     $ 70,113
  Charge-off ratio                 3.92%        3.75%        4.03%

Total loans:
  Net charge-offs               $109,053     $ 98,613     $ 91,269
  Charge-off ratio                 2.15%        2.02%        1.98%

Retail sales finance:
  Net charge-offs               $ 25,186     $ 17,015     $ 11,331
  Charge-off ratio                 2.42%        1.92%        1.51%

Total:
  Net charge-offs               $134,239     $115,628     $102,600
  Charge-off ratio                 2.20%        2.01%        1.91%
  Allowance for finance
    receivable losses (b)       $225,922     $152,696     $133,211
  Allowance ratio (b)              2.86%        2.60%        2.38%

(a) The charge-off ratio represents charge-offs net of recoveries as a percentage of the average of the amount of net finance receivables at the beginning of each month during the period.

(b) Allowance for finance receivable losses represents the balance at the end of the period. The allowance ratio represents the allowance for finance receivable losses at the end of the period as a percentage of net finance receivables.

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

Item 1.  Continued


AGFC's basic policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when four installments are past due. Private label accounts are charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at market value, and any loan value in excess of that amount is charged off. Exceptions are made to the charge-off policies when, in the opinion of management, such treatment is warranted.

Based upon contract terms in effect at the respective dates, delinquency(a) was as follows:
                                             December 31,
                                   1994         1993         1992
                                       (dollars in thousands)

Real estate loans                $ 46,734     $ 48,426     $ 52,239
  % of related receivables          1.65%        1.75%        1.84%

Non-real estate loans            $140,535     $102,818     $ 74,868
  % of related receivables          4.54%        3.84%        3.21%

Total loans                      $187,269     $151,244     $127,107
  % of related receivables          3.16%        2.78%        2.45%

Retail sales finance             $ 49,247     $ 14,885     $ 10,735
  % of related receivables          2.13%        1.35%        1.04%

Credit cards                     $ 15,454     $    -       $    -
  % of related receivables          3.25%          - %          - %

Total                            $251,970     $166,129     $137,842
  % of related receivables          2.89%        2.54%        2.22%

(a) Finance receivables any portion of which was 60 days or more past due (including unearned finance charges and excluding deferred origination costs, a fair value adjustment on finance receivables, and accrued interest).


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

Item 1.  Continued


Average Borrowings

The following table details average borrowings by type of debt for the years indicated:
                                1994          1993          1992
                                     (dollars in thousands)

Long-term debt               $4,095,132    $3,805,890    $3,138,376
Short-term debt               2,076,133     1,647,550     1,872,002

Total                        $6,171,265    $5,453,440    $5,010,378


Borrowing Cost

The following table details interest expense as a percentage of average borrowings by type of debt for the years indicated:

                                1994          1993          1992

Long-term debt                  7.33%         7.88%         8.67%
Short-term debt                 5.38%         4.20%         5.70%

Total                           6.67%         6.77%         7.56%


Contractual Maturities

Contractual maturities of finance receivables and debt as of December 31, 1994 were as follows:
                                 Net Finance
                                 Receivables          Debt
                                  (dollars in thousands)
Due in:
  1995                           $3,149,582        $3,520,933
  1996                            1,465,485           582,402
  1997                              897,645         1,120,558
  1998                              453,741           231,489
  1999                              274,684           529,871
  2000 and thereafter             1,665,540           910,436

  Total                          $7,906,677        $6,895,689


See Note 4. of the Notes to Consolidated Financial Statements in Item 8. herein for further information on principal cash collections of finance receivables.

Item 1.  Continued


                            INSURANCE OPERATIONS


Merit is a life and health insurance company domiciled in Indiana and currently licensed in 43 states and the District of Columbia. Merit writes or assumes (through affiliated and non-affiliated insurance companies) credit life, credit accident and health, and ordinary insurance coverages.

Yosemite is a property and casualty insurance company domiciled in California and licensed in 42 states which principally underwrites credit-related property and casualty coverages.

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

Merit has from time to time entered into reinsurance agreements with other insurance companies, including certain American General subsidiaries, for assumptions of various shares of annuities and ordinary, group, and credit life insurance on a coinsurance basis. The reserves attributable to this business fluctuate over time and in certain instances are subject to recapture by the ceding company. At December 31, 1994, life reserves on the books of Merit attributable to these reinsurance agreements amounted to $75.9 million.

Item 1.  Continued


The following tables set forth information concerning the insurance operations:


Life Insurance in Force                          December 31,
                                        1994        1993        1992
                                           (dollars in thousands)

Credit life                          $2,899,124  $2,547,784  $2,221,940
Ordinary life                         2,773,928   2,373,685   2,208,685

Total                                $5,673,052  $4,921,469  $4,430,625



Premiums Earned                           Years Ended December 31,
                                       1994         1993         1992
                                           (dollars in thousands)
Insurance premiums earned in
  connection with affiliated
  finance and loan activities:
    Credit life                      $ 39,398     $ 35,711     $ 30,324
    Credit accident and health         51,983       42,978       34,222
    Property                           37,847       25,686       18,594
Other insurance premiums earned:
    Ordinary life                      26,685       20,823       19,344
    Premiums assumed under
      coinsurance agreements           18,599       12,318        6,984

Total                                $174,512     $137,516     $109,468



Premiums Written                          Years Ended December 31,
                                       1994         1993         1992
                                           (dollars in thousands)
Insurance premiums written in
  connection with affiliated
  finance and loan activities:
    Credit life                      $ 47,864     $ 41,036     $ 36,605
    Credit accident and health         64,395       56,839       44,029
    Property                           55,086       47,358       19,344
Other insurance premiums written:
    Ordinary life                      26,685       20,823       23,968
    Premiums assumed under
      coinsurance agreements           18,599       12,318        6,984

Total                                $212,629     $178,374     $130,930

Item 1.  Continued


Investments and Investment Results

The following table summarizes the investment results of the Company's insurance subsidiaries for the periods indicated:

                                         Years Ended December 31,
                                     1994          1993          1992
                                          (dollars in thousands)

Net investment revenue (a)         $ 56,795      $ 55,654      $ 54,134

Average invested assets            $722,117      $666,982      $597,631

Return on invested assets (a)         7.87%         8.34%         9.06%

Net realized investment (losses)
  gains (b)                        $   (141)     $  7,101      $  1,937

(a) Net investment revenue and return on invested assets are after deduction of investment expense but before net realized investment (losses) gains and provision for income taxes.

(b)  Includes  net  realized  investment   (losses)  gains   on  marketable
     securities and other invested assets before provision for income taxes.

See Note 6. of the Notes to Consolidated Financial Statements in Item 8. herein for information regarding investments in marketable securities for all operations of the Company.


                                 REGULATION


Consumer Finance

The Company operates under various state laws which regulate the consumer lending and retail sales financing businesses. The degree and nature of such regulation varies from state to state. In general, the laws under which a substantial amount of the Company's business is conducted provide for state licensing of lenders; impose maximum term, amount, interest rate, and other charge limitations; and enumerate whether and under what circumstances insurance and other ancillary products may be sold in connection with a lending transaction. In addition, certain of these laws prohibit the taking of liens on real estate except liens resulting from judgments.

The Company also is subject to various types of federal regulation, including the Federal Consumer Credit Protection Act (governing disclosure of applicable charges), the Equal Credit Opportunity Act (prohibiting discrimination against credit worthy applicants), the Fair Credit Reporting Act (governing the accuracy and use of credit bureau reports), and certain Federal Trade Commission rules.

Item 1.  Continued


Insurance

The operations of the Company's insurance subsidiaries are subject to regulation and supervision by state authorities. The extent of such regulation varies but relates primarily to conduct of business, types of products offered, standards of solvency, payment of dividends, licensing, nature of and limitations on investments, deposits of securities for the benefit of policyholders, the approval of policy forms and premium rates, periodic examination of the affairs of insurers, form and content of required financial reports and establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. Substantially all of the states in which the Company operates regulate the rates of premiums charged for credit life and credit accident and health insurance.

The investment portfolio of the Company's insurance subsidiaries is subject to state insurance laws and regulations which prescribe the nature, quality and percentage of various types of investments which may be made by insurance companies.


                                COMPETITION


Consumer Finance

The consumer finance business is highly competitive. The Company competes with other consumer finance companies, industrial banks, industrial loan companies, commercial banks, sales finance companies, savings and loan associations, credit unions, mutual or cooperative agencies, and others. See Competitive Factors in Item 7. herein for more information.


Insurance

The Company's insurance business primarily operates as a supplementary business to the consumer lending operations. As such, the competition for this business is relatively limited.



Item 2.  Properties.


Due to the nature of the Company's business, its investment in real estate and tangible property is not significant in relation to its total assets. AGFI and certain of its subsidiaries own real estate on which AGFC and other affiliates conduct business. Branch office operations are generally conducted in leased premises. Leases ordinarily have terms from three to five years.

Item 2.  Continued


The Company's exposure to environmental regulation arises from its ownership of such properties and properties obtained through foreclosure. The properties are monitored for compliance with federal and local environmental guidelines. Potential costs related to environmental clean-up are estimated to be immaterial.



Item 3.  Legal Proceedings.


The Company is a defendant in various lawsuits and proceedings arising in the normal course of business that are not discussed below. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes that there are meritorious defenses for all of these claims and is defending them vigorously. The Company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the Company's consolidated results of operations and consolidated financial position.


Environmental

In March 1994, a subsidiary of AGFI and a subsidiary of AGFC were named as defendants in a lawsuit, The People of the State of California ("California") V. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc., and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California is seeking injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of AGFI, and a civil penalty of $2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs. The Company believes that the total amounts that would ultimately be paid, if any, arising from this environmental claim would have no material effect on the Company's consolidated results of operations and consolidated financial position.

                                  PART II



Item 5.  Market  for  Registrant's  Common Equity  and  Related Stockholder
         Matters.


There is no trading market for AGFC's common stock, all of which is owned by AGFI. The frequency and amount of cash dividends declared on AGFC's common stock for the years indicated were as follows:

Quarter Ended                         1994        1993
                                    (dollars in thousands)

March 31                            $ 30,989    $ 19,754
June 30                               17,780      39,001
September 30                          12,700      50,089
December 31                            3,556      32,512

                                    $ 65,025    $141,356


See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. herein, as well as Note 15. of Notes to Consolidated Financial Statements in Item 8. herein, with respect to limitations on the ability of AGFC and its subsidiaries to pay dividends.

Item 6.  Selected Financial Data.


The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.


                                  Years Ended December 31,
                     1994      1993(a)     1992       1991       1990
                                  (dollars in thousands)

Total revenues    $1,388,075 $1,212,917 $1,092,858   $993,405   $969,373

Net income (b)       243,300    189,628    160,171    135,837    122,947


                                        December 31,
                     1994      1993(a)     1992       1991       1990
                                  (dollars in thousands)

Total assets      $8,918,698 $7,504,798 $6,999,570 $6,464,519 $5,917,962

Long-term debt     4,265,226  3,965,772  3,558,401  2,776,561  2,191,695


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



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES


Overview

The Company believes that its overall sources of liquidity will continue to
be  sufficient  to  satisfy  its  foreseeable  financial  obligations   and
operational requirements.

Item 7.  Continued


Operating Activities

The Consolidated Statements of Cash Flows included in Item 8. herein indicate the adjustments for non-cash items which reconcile net income to net cash from operating activities. Such non-cash items include provision for finance receivable losses, depreciation and amortization of assets, deferral of finance receivable origination costs, change in insurance claims and policyholder liabilities, and change in other assets and other liabilities.

Net cash flows from operating activities include the receipt of finance charges on finance receivables and the payment of interest on borrowings, the payment of operating expenses and income taxes, the receipt of insurance premiums and payment of contractual obligations to policyholders, and net investment revenue. The Company's increase in finance charges for 1994 and 1993 when compared to the respective previous year reflects an increase in ANR and yield. The increase in interest expense for 1994 when compared to 1993 reflects an increase in average borrowings and short-term borrowing cost partially offset by a decline in long-term borrowing cost. The decline in interest expense for 1993 when compared to 1992 reflects a decline in both short-term and long-term borrowing cost which more than offset the increase in average borrowings. Operating expenses increased for 1994 when compared to 1993 primarily due to increases in salaries and data processing expense. Operating expenses increased for 1993 when compared to 1992 primarily due to increases in salaries, benefits, and occupancy costs. The increase in salaries expense for 1994 and 1993 was primarily due to increased staffing.


Investing Activities

Net  cash  flows   from  investing  activities   include  funding   finance
receivables originated or purchased, which is the Company's primary requirement for cash, and principal collections on finance receivables, which is the Company's primary source of cash. Finance receivables originated or purchased increased for 1994 and 1993 when compared to the respective previous year primarily due to business development efforts and the purchase of assets from affiliates. Principal collections on finance receivables increased for 1994 and 1993 when compared to the respective previous year primarily due to the higher level of ANR. Also included in net cash flows from investing activities are the change in notes receivable from parent and affiliates and the marketable securities purchased and sold by the insurance operations. The change in notes receivable from parent and affiliates decreased primarily due to the Company purchasing finance receivables originated by AGF-Utah pursuant to a participation agreement entered into on December 31, 1994. Such receivables were previously purchased by AGFI with funding provided by AGFC through an intercompany note.

Item 7.  Continued


Financing Activities

To the extent net cash flows from operating activities do not match net cash flows from investing activities, the Company adjusts its financing activities accordingly. Net cash flows from financing activities include proceeds from issuance of long-term debt and short-term debt as major sources of funds, and repayment of such borrowings and the payment of dividends as major uses of funds. The amount of dividends AGFC may pay is limited by restrictions contained in certain financing agreements. See
Note 15. of the Notes to Consolidated Financial Statements in Item 8. herein for information on dividend restrictions. The Company's issuances of long-term debt and the increase in short-term notes payable for the year ended 1994 reflect the funding of asset growth and maturing issues of long-term interest obligations.

The Company obtains funds through the issuance of a combination of fixed-rate debt, principally long-term, and floating-rate or short-term debt, principally commercial paper. The Company's mix of fixed-rate and floating-rate debt is a management decision based in part on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. On infrequent occasions, AGFC has also used interest conversion agreements and options on interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate debt, thereby limiting its exposure to interest rate movements.


Credit Ratings

During 1994, Standard & Poor's Corporation (S&P) placed the ratings of American General and its rated subsidiaries, including AGFC, on rating watch with negative implications as a result of American General's $2.6 billion merger offer to acquire Unitrin, Inc. (Unitrin). Subsequent to the expiration of the offer to acquire Unitrin on February 7, 1995, S&P confirmed the ratings of AGFC with no change.


Credit Facilities

Credit facilities are maintained to support the issuance of commercial paper by AGFC and as an additional source of funds for operating requirements. See Note 10. of the Notes to Consolidated Financial Statements in Item 8. herein for additional information on credit facilities.

Item 7.  Continued


                       ANALYSIS OF OPERATING RESULTS


See Selected Financial Statistics in Item 1. herein, for information on important aspects of the Company's business and as a frame of reference for the discussion following.

Net income for the years ended December 31, 1994, 1993, and 1992, was $243.3 million, $189.6 million, and $160.2 million, respectively.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Changes in finance charge revenues, the principal component of total revenues, are a function of period to period changes in the levels of ANR and yield. ANR for 1994 and 1993 increased when compared to the respective previous year. Finance receivables increased primarily due to receivables originated or renewed by the Company due to business development efforts and the purchase of receivables from affiliates. The yield for 1994 and 1993 increased when compared to the respective previous year primarily due to the increased proportion of higher-rate, non-real estate loans in the loan portfolio during 1994 and 1993 and higher yield on retail sales finance for 1994.


Insurance Revenues

Insurance revenues increased for 1994 and 1993 when compared to the respective previous year primarily due to the increase in earned premiums. Earned premiums increased primarily due to increased written premiums in prior periods and reinsurance assumptions. Written premiums increased primarily due to increased loan activity and insurance product introductions.


Other Revenues

Other revenues increased for 1994 when compared to 1993 primarily due to an increase in interest revenue on notes receivable from parent and affiliates partially offset by a decrease in investment revenue. The increase in interest revenue on notes receivable from parent and affiliates for 1994 when compared to 1993 is primarily due to the increase in AGFI's borrowings from AGFC to fund purchases of finance receivables from AGF-Utah. The decrease in investment revenue for 1994 when compared to 1993 resulted from realized investment losses and a decrease in investment portfolio yields, partially offset by an increase in invested assets. Other revenues increased for 1993 when compared to 1992 primarily due to an increase in investment revenue and an increase in interest revenue on notes receivable from parent and affiliates. The increase in investment revenue for 1993

PAGE> 21

Item 7.  Continued


when compared to 1992 resulted from an increase in invested assets and realized investment gains, partially offset by a decline in investment portfolio yields. Investment portfolio yields declined for 1994 and 1993 when compared to the respective previous year primarily due to prepayments of higher yielding investments and lower reinvestment rates in recent years.


Interest Expense

Changes in interest expense are a function of period to period changes in average borrowings and borrowing cost. Average borrowings for 1994 and 1993 increased when compared to the respective previous year primarily to fund asset growth. The borrowing cost for 1994 decreased when compared to 1993 due to lower long-term borrowing cost, partially offset by an increase in short-term borrowing cost. The borrowing cost for 1993 decreased when compared to 1992 due to lower short-term and long-term borrowing costs.


Operating Expenses

Operating expenses increased for 1994 when compared to 1993 primarily due to increases in salaries and data processing expense. The increase in salaries expense was primarily due to operational staffing increases, to support the Company's growth (including over 100 new consumer finance offices), and merit salary increases. The increase in data processing expense was primarily due to equipment expenses resulting from a branch office automation program. Operating expenses increased for 1993 when compared to 1992 primarily due to increases in salaries, benefits, and occupancy costs. These expenses increased in 1993 as a result of the 1992 third quarter increase in the number of consumer finance offices and the additional employees required to operate such offices. Operating expenses also increased for 1993 when compared to 1992 due to the branch office automation program. The increase in operating expenses for 1994 and 1993 when compared to the respective previous year was partially offset by the increase in deferral of finance receivable origination costs.


Provision for Finance Receivable Losses

Provision for finance receivable losses for 1994 and 1993 increased when compared to the respective previous year due to an increase in net charge-offs and amounts provided for the allowance for finance receivable losses. Net charge-offs for 1994 increased when compared to 1993 due to the increase in charge-off ratios and ANR. Charge-off ratios increased for 1994 when compared to 1993 due to the increase in the charge-off ratio on loans and retail sales finance. The charge-off ratio on loans increased primarily due to the increased proportion of non-real estate loans in the loan portfolio and the increase in the charge-off ratio on such loans. As expected, the increased proportion of non-real estate loans in the loan portfolio has contributed to both higher charge-off ratios and corresponding higher yields. Net charge-offs for 1993 increased when compared to 1992 primarily due to the increase in ANR. The allowance for finance receivable losses for 1994 and 1993 increased when compared to the

Item 7.  Continued


respective previous year primarily to bring the balance to appropriate levels based upon the balance of finance receivables, portfolio mix, levels of delinquency, net charge-offs, and the economic climate.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses for 1994 and 1993 increased when compared to the respective previous year primarily due to an increase in claims and reserves resulting from the increase in premiums written due to increased loan activity and reinsurance assumptions.


Cumulative Effect of Accounting Changes

The adoption of three new accounting standards resulted in a cumulative adjustment effective January 1, 1993 consisting of a one-time charge to earnings of $12.6 million. Other than the cumulative effect, adoption of these new accounting standards did not have a material effect on 1994 or 1993 net income and is not expected to have a material impact in the future.


                      ANALYSIS OF FINANCIAL CONDITION


At December 31, 1994, the Company's assets are distributed primarily as follows: 86.12% in finance receivables, 7.87% in marketable securities, 3.24% in acquisition-related goodwill, 2.34% in other assets, and .43% in cash and cash equivalents.


Asset Quality

The Company believes that its geographic diversification reduces the risk associated with a recession in any one region. An additional indication of asset quality is that of the loans and retail sales finance outstanding at December 31, 1994, 92% are secured by real property or personal property.

The delinquency ratio increased for 1994 when compared to 1993 reflecting the increase in the delinquency ratio of loans, primarily due to the increase in the delinquency ratio on non-real estate loans and the increased proportion of such loans in the loan portfolio, the increase in the delinquency ratio on retail sales finance, and the addition of the private label and credit cards to the finance receivable portfolio pursuant to the participation agreement. The charge-off ratio for 1994 increased when compared to 1993 reflecting an increase in the charge-off ratio of loans and retail sales finance. The charge-off ratio on loans increased primarily due to the increased proportion of non-real estate loans in the loan portfolio and the increase in the charge-off ratio on such loans. While finance receivables have some exposure to further economic uncertainty, the Company believes that in the present environment, the allowance for finance receivable losses is adequate.

Item 7.  Continued


Marketable securities principally represent the investment portfolio of the Company's insurance operations. The investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.

The largest intangible asset is acquisition-related goodwill which is charged to expense in equal amounts, generally over 20 or 40 years. See
Note 1. of the Notes to Consolidated Financial Statements in Item 8. herein for information on goodwill.


Operating Requirements

The Company's principal operating requirements for cash are: funding finance receivables, payment of interest, payment of operating expenses and income taxes, and contractual obligations to policyholders. The principal sources of cash are collections of finance receivables and finance charges, and proceeds from the issuance of debt. The overall sources of cash available to the Company are expected to be more than sufficient to satisfy operating requirements in 1995.


Capital Requirements

Long-term debt repayments and maturities plus normal refinancing of short-term debt and any funds required to support growth in finance receivables are expected to be financed through the issuance of long-term and short-term debt and surplus operating cash.


Asset/Liability Management

Anticipated cash flows of the Company's assets and liabilities are managed in an effort to reduce the risk associated with unfavorable changes in interest rates. The Company's mix of fixed-rate and floating-rate debt is a management decision based in part on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. On infrequent occasions, the Company has also used interest conversion agreements and options on interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate debt, thereby limiting its exposure to interest rate movements.


                        BUSINESS ENVIRONMENT FACTORS


The Company operates in a business environment in which effective and efficient managerial performance, and a prudent lending and investment strategy are essential. The three most relevant environmental factors affecting the Company are economic, regulatory, and competitive.

Item 7.  Continued


Economic Factors

The three key economic factors that affect the results of the Company are interest rates, inflation, and recession/recovery.

Interest Rates. The Company's finance receivables, marketable securities, long-term debt, and short-term debt react over varying periods of time to movements in interest rates. During 1994, interest rates in the United States generally increased from the recent historically low levels experienced during 1993 and 1992.

The Company pursues opportunities created by market conditions regarding both finance receivable mix and funding alternatives to manage interest spreads. Growth in higher yielding receivables and decreases in borrowing cost caused the Company's interest spread to increase in each of the last three years.

The Company achieved an increase in its finance receivable yield in each of the last three years. The amount of real estate loans outstanding decreased during 1993 and 1992 as customers refinanced their loans elsewhere at rates below those the Company was willing to offer. The Company took advantage of other market opportunities to originate non-real estate loans and retail sales finance receivables with higher yields.

The Company's borrowing cost decreased during each of the last three years. New issuances of long-term debt were at rates lower than those on matured or redeemed issues or on debt that remained outstanding. Rates on short-term debt, principally commercial paper, decreased during 1993 and 1992, but increased during 1994.

The Company's insurance subsidiaries' marketable securities and net investment revenue increased in each of the last three years. In addition, the generally lower interest rates in recent years caused security issuers to call their higher yielding debt, generating net realized investment gains for the Company in 1993 and 1992. Since the proceeds were reinvested in lower yielding securities, return on invested assets has declined in each of the last three years. The Company intends to continue using a conservative investment policy.

The Company believes that it is difficult to assess or predict the overall effects of any given change in interest rates due to the following uncertainties: 1) whether such a movement results in a convergence, divergence, or tandem movement in the long-term/short-term yield curves, 2) market opportunities that may or may not exist at the time such a movement occurs for both investment and funding alternatives, and 3) the level of interest rates relative to the finance receivable portfolio yield, the return on invested assets, and the borrowing cost when such a movement in interest rates occurs.

Item 7.  Continued


Inflation. Inflation and inflationary expectations are factors that to some extent affect the Company's revenue and expenses and are factors implicit in interest rates. During each of the last three years, the
Company operated in a low inflation environment. However, market expectations of inflation apparently contributed to significant increases in interest rates during 1994, particularly short-term rates.

Revenue generated from interest rates charged on most of the Company's finance receivables is relatively insensitive to movements in interest rate levels caused by inflation. Net investment revenue and realized investment gains or losses on the Company's marketable securities, and borrowing cost on the Company's long-term and short-term debt, are relatively sensitive over varying periods of time to movements in general interest rate levels caused by inflation. The Company's operating expenses are no more or less sensitive to the effects of inflation than would be experienced by businesses in general.

Recession/Recovery. The Company believes that its conservative lending, underwriting, and investment policies and its geographic diversification mitigate the potential impact of defaults on finance receivables and investments in any downturn of the U.S. economic cycle. If the steady economic growth that occurred during 1994 continues into 1995, continued growth in both employment and consumer credit may result, which may create growth opportunities for the Company.


Regulatory Factors

The regulatory environment of the consumer finance and insurance industries is described in Item 1. herein. Taxation is another regulatory factor affecting the Company. A risk to any business is that changes in state and federal tax laws or regulations may affect the way that the business operates. Since tax laws affect not only the way that the Company is taxed but also the design of many of its products, these laws and regulations and the way they are interpreted are of concern to the Company. The Company monitors federal and state tax legislation and responds with appropriate tax planning in order to minimize the impact of taxation.


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

Item 7.  Continued


Customer Service. The Company concentrates on delivering quality service to its customers. This is done primarily through one of the industry's largest domestic branch networks and secondarily through the national distribution provided by credit card services.

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

                       REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance Corporation


We have audited the accompanying consolidated balance sheets of American General Finance Corporation (a wholly-owned subsidiary of American General Finance, Inc.) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2. of the Notes to Consolidated Financial Statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions, income taxes, postemployment benefits, reinsurance, loan impairments, and certain investments in debt and equity securities, as a result of adopting promulgated accounting standards governing the accounting treatment for these items.


                                           ERNST & YOUNG LLP

Nashville, Tennessee
February 14, 1995

           American General Finance Corporation and Subsidiaries

                        Consolidated Balance Sheets


Assets                                                  December 31,
                                                     1994          1993
Finance receivables, net of unearned               (dollars in thousands)
  finance charges  (Note 4.):
    Real estate loans                             $2,697,980    $2,637,266
    Non-real estate loans                          2,656,386     2,313,478
    Retail sales finance                           2,072,831       920,904
    Credit cards                                     479,480           -

Net finance receivables                            7,906,677     5,871,648
Allowance for finance receivable
  losses  (Note 5.)                                 (225,922)     (152,696)
Net finance receivables, less allowance
  for finance receivable losses                    7,680,755     5,718,952

Marketable securities  (Note 6.)                     702,110       699,332
Cash and cash equivalents                             38,543        11,793
Notes receivable from parent and
  affiliates  (Note 7.)                                  -         585,385
Goodwill  (Note 8.)                                  288,521       299,158
Other assets  (Note 8.)                              208,769       190,178

Total assets                                      $8,918,698    $7,504,798


Liabilities and Shareholder's Equity

Long-term debt  (Note 9.)                         $4,265,226    $3,965,772
Short-term notes payable:
  Commercial paper  (Notes 10. and 11.)            2,609,986     1,643,961
  Banks and other  (Notes 10. and 12.)                20,477         3,500
Insurance claims and policyholder
  liabilities                                        466,883       415,488
Other liabilities                                    209,435       207,687
Accrued taxes                                         18,674        66,501

Total liabilities                                  7,590,681     6,302,909

Shareholder's equity
  Common stock  (Note 14.)                             5,080         5,080
  Additional paid-in capital                         611,914       611,914
  Net unrealized investment (losses)
    gains  (Note 6.)                                 (18,407)       33,740
  Retained earnings  (Note 15.)                      729,430       551,155

Total shareholder's equity                         1,328,017     1,201,889

Total liabilities and shareholder's equity        $8,918,698    $7,504,798



See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                     Consolidated Statements of Income







                                      Years Ended December 31,
                                    1994        1993        1992
                                       (dollars in thousands)
Revenues
  Finance charges                $1,070,770  $  974,276  $  890,989
  Insurance                         179,927     142,333     118,950
  Other                             137,378      96,308      82,919

Total revenues                    1,388,075   1,212,917   1,092,858

Expenses
  Interest expense                  411,875     368,986     378,679
  Operating expenses                334,467     304,037     280,605
  Provision for finance receivable
    losses                          154,914     133,577     107,608
  Insurance losses and loss
    adjustment expenses              97,893      79,214      66,603

Total expenses                      999,149     885,814     833,495

Income before provision for income
  taxes and cumulative effect of
  accounting changes                388,926     327,103     259,363

Provision for Income Taxes
  (Note 13.)                        145,626     124,884      99,192

Income before cumulative effect
  of accounting changes             243,300     202,219     160,171

Cumulative Effect of Accounting
  Changes  (Note 2.)                   -        (12,591)       -


Net Income                       $  243,300  $  189,628  $  160,171





See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

              Consolidated Statements of Shareholder's Equity





                                         Years Ended December 31,
                                       1994        1993        1992
                                          (dollars in thousands)
Preferred Stock
  Balance at beginning of year      $     -     $     -     $    4,000
  Redeemed                                -           -          4,000
  Balance at end of year                  -           -           -

Common Stock
  Balance at beginning of year           5,080       5,080       5,080
  Balance at end of year                 5,080       5,080       5,080

Additional Paid-in Capital
  Balance at beginning of year         611,914     611,914     611,914
  Balance at end of year               611,914     611,914     611,914

Net Unrealized Investment (Losses)
  Gains
    Balance at beginning of year        33,740         617         655
    Change during year                 (52,147)       (318)        (38)
    Effect of accounting change           -         33,441        -
    Balance at end of year             (18,407)     33,740         617

Retained Earnings
  Balance at beginning of year         551,155     502,883     469,107
  Net income                           243,300     189,628     160,171
  Cash dividends:
    Preferred stock                       -           -           (360)
    Common stock                       (65,025)   (141,356)   (126,035)
  Balance at end of year               729,430     551,155     502,883

Total Shareholder's Equity          $1,328,017  $1,201,889  $1,120,494





See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                   Consolidated Statements of Cash Flows

                                                      Years Ended December 31,
                                                   1994         1993         1992
                                                       (dollars in thousands)

Cash Flows from Operating Activities
Net Income                                     $  243,300   $  189,628   $  160,171
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses       154,914      133,577      107,608
    Depreciation and amortization                 116,091      110,483       89,278
    Deferral of finance receivable
      origination costs                           (86,581)     (70,570)     (49,370)
    Deferred federal income tax (benefit) charge   (9,720)      (6,135)       1,059
    Change in other assets and other
      liabilities                                  18,914       40,942       (4,690)
    Change in insurance claims and
      policyholder liabilities                     51,395       52,314       16,117
    Other, net                                    (21,486)      (5,086)      12,109
Net cash provided by operating activities         466,827      445,153      332,282

Cash Flows from Investing Activities
  Finance receivables originated or purchased  (4,580,616)  (3,509,398)  (2,967,644)
  Principal collections on finance receivables  3,678,702    3,178,054    2,699,987
  Marketable securities purchased                (161,144)    (193,286)    (179,702)
  Marketable securities called, matured and sold   81,161      141,394      127,871
  Change in notes receivable from parent
    and affiliates                                585,385     (185,885)     (36,029)
  Purchase of assets from affiliates           (1,205,945)     (62,885)    (294,392)
  Other, net                                      (19,280)     (19,891)     (30,510)
Net cash used for investing activities         (1,621,737)    (651,897)    (680,419)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt      1,075,544      987,503    1,017,852
  Repayment of long-term debt                    (779,350)    (583,400)    (253,675)
  Redemption of preferred stock                      -            -          (4,000)
  Change in short-term notes payable              983,002      (71,378)    (296,231)
  Dividends paid                                  (97,536)    (130,116)    (141,236)
Net cash provided by financing activities       1,181,660      202,609      322,710

Increase (decrease) in cash and cash equivalents   26,750       (4,135)     (25,427)
Cash and cash equivalents at beginning of year     11,793       15,928       41,355
Cash and cash equivalents at end of year       $   38,543   $   11,793   $   15,928

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                            $  203,965   $  105,784   $   87,176

  Interest paid                                $  401,763   $  372,474   $  371,547



See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                 Notes to Consolidated Financial Statements

                             December 31, 1994



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

Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.


                             FINANCE OPERATIONS

Revenue Recognition

Revenue on finance receivables is accounted for as follows:

(1) Finance charges on discounted finance receivables and interest on interest-bearing finance receivables are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due for loans and retail sales contracts (which are included in retail sales finance) and when the sixth contractual payment becomes past due for private label (which are also included in retail sales finance).

(2) Extension fees and late charges are recognized as revenue when received.

(3) Nonrefundable points and fees on loans are recognized on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience (50 months for real estate loans and 19 months for non-real estate loans). If a loan liquidates before amortization is completed, any unamortized fees are recognized as revenue at the date of liquidation. Nonrefundable points and fees on retail sales finance are not material.

Origination Costs

The Company defers costs associated with the origination of loans and participated private label and credit card receivables. Deferred loan origination costs are included in finance receivables and are amortized to finance charges using the interest method over the contractual term or the estimated economic life of the loans (50 months for real estate loans and 19 months for non-real estate loans). If a loan liquidates before amortization is completed, any unamortized costs are charged to revenue at the date of liquidation. Deferred costs for the participated private label and credit cards are not material.


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

AGFC's basic policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when four installments are past due. Private label accounts are charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at market value, and any loan value in excess of that amount is charged off. Exceptions are made to the charge-off policies when, in the opinion of management, such treatment is warranted.


                            INSURANCE OPERATIONS

Revenue Recognition

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


Acquisition Costs

Insurance acquisition costs, principally commissions, reinsurance fees, and premium taxes, are deferred and charged to expense over the terms of the related policies or reinsurance agreements.


Reinsurance

The Company's insurance subsidiaries enter into reinsurance agreements among themselves and other insurers, including insurance subsidiaries of American General. The life reserves attributable to this business with the subsidiaries of American General were $61.6 million and $62.6 million at December 31, 1994 and 1993, respectively. The Company's insurance subsidiaries assumed from other insurers $51.4 million, $42.5 million, and $30.3 million of reinsurance premiums during 1994, 1993, and 1992, respectively. The Company's ceded reinsurance activities were not significant during the last three years.


GAAP vs. Statutory Accounting

Statutory accounting practices differ from generally accepted accounting principles, primarily in the following respects: credit life insurance reserves are maintained on the basis of mortality tables; ordinary life and group annuity insurance reserves are based on statutory requirements; insurance acquisition costs are expensed when incurred rather than expensed over the related contract period; deferred income taxes are not recorded on temporary differences in the recognition of revenue and expense for tax versus statutory reporting purposes; certain intangible assets resulting from a purchase and the related amortization are not reflected in statutory financial statements; investments in fixed-maturity marketable securities are carried at amortized cost; and an asset valuation reserve and interest maintenance reserve are required for Merit Life Insurance Co. (Merit), which is a wholly-owned subsidiary of the Company. The following compares net income and shareholder's equity determined under statutory accounting practices with those determined under generally accepted accounting principles:

                                 Net Income         Shareholder's Equity
                          Years Ended December 31,       December 31,
                          1994     1993     1992      1994        1993
                                       (dollars in thousands)
Statutory accounting
  practices              $35,466  $31,080  $32,128  $279,231    $245,175

Generally accepted
  accounting principles   46,903   39,363   38,164   381,577     386,821


                           MARKETABLE SECURITIES

Valuation

Effective with the adoption of Statement of  Financial Accounting Standards
(SFAS) 115 (see Note 2.), management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. All marketable securities are currently classified as available-for-sale and recorded at fair value. After adjusting related balance sheet accounts as if the unrealized investment gains or losses had been realized, the net adjustment is recorded in net unrealized investment gains or losses within shareholder's equity. If the fair value of a marketable security classified as available-for-sale declines below its cost and this decline is considered to be other than temporary, the marketable security is reduced to its net realizable value, and the reduction is recorded as a realized loss.


Realized Gains or Losses

Realized gains or losses are recognized using the specific identification method and include declines in fair value of marketable securities below cost that are considered other than temporary. Realized gains or losses are included in other revenues.


                                   OTHER

Cash Equivalents

The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Goodwill

Acquisition-related goodwill is charged to expense in equal amounts, generally over 20 or 40 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary, including unexpected or adverse changes in the following: 1) the economic or competitive environments in which the Company operates, 2) profitability analyses, and 3) cash flow analyses. If facts and circumstances suggest that goodwill is impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the Company approximating fair value. The Company determines the fair value based on an independent appraisal.

At December 31, 1994, the reported value and the remaining life of acquisition-related goodwill are considered appropriate.


Income Taxes

Beginning in 1993, income taxes have been provided in accordance with SFAS 109 (see Note 2.). Under this standard, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse. The effect of a tax rate change is recognized in income in the period of enactment.

A valuation  allowance for deferred tax  assets is provided if  all or some portion of the deferred tax asset may not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgement about the realizability of the related deferred tax asset is included in income. A change related to fluctuations in fair value of available-for-sale marketable securities is included in unrealized investment gains or losses in shareholder's equity.

Before 1993, the Company recognized deferred taxes on timing differences between financial reporting income and taxable income. Deferred taxes were not adjusted for tax rate changes.


Interest Conversion Agreements

The interest differential to be paid or received on interest conversion agreements is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. The related amount payable to or receivable from counterparties is included in other liabilities or other assets.

Fair Value of Financial Instruments

The fair values disclosed in Note 19. are based on estimates using discounted cash flows when quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The fair value amounts presented can be misinterpreted, and care should be exercised in drawing conclusions from such data.



Note 2.  Accounting Changes

During 1994, the Company adopted two SFAS's issued by the Financial Accounting Standards Board.

The Company adopted SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," and SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 118 requires disclosures about the recorded investment in certain impaired loans and the recognition of related interest income. SFAS 119 requires additional disclosures about derivative financial instruments and amends existing fair value disclosure requirements. These standards do not impact the Company's consolidated financial statements.

During 1993, the Company adopted six SFAS's issued by the Financial Accounting Standards Board.

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

The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1993. This standard requires that certain impaired loans be reported at the present value of expected future cash flows, the loan's observable market price, or the fair value of underlying collateral. This standard does not have a material impact on the consolidated financial statements.

The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. This standard requires that debt and equity securities be carried at fair value unless the Company has the positive intent and ability to hold these investments to maturity. Marketable securities must be classified into one of three categories: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. At December 31, 1993, the Company classified all marketable securities as available-for-sale and recorded net unrealized investment gains of $33.4 million to shareholder's equity. Rising interest rates during 1994 caused a decrease in the fair value of the Company's available-for-sale marketable securities. As a result, shareholder's equity included net unrealized investment losses on marketable securities affected by SFAS 115 of $18.5 million at December 31, 1994.



Note 3.  Purchase of Assets from Affiliates

On December 31, 1994, the Company entered into a participation agreement with American General Financial Center (AGF-Utah), a subsidiary of AGFI, whereby the Company purchased a 100% participation in AGF-Utah's private label and credit card finance receivables. Subsidiaries of AGFC also purchased finance receivables and other assets from subsidiaries of AGFI in 1993 and 1992. The cash paid for the purchase of assets from affiliates as shown in the Consolidated Statements of Cash Flows consisted of the following:

                                       1994         1993         1992
                                           (dollars in thousands)

Net finance receivables              $1,263,366    $63,883     $316,327
Allowance for finance
  receivable losses                     (52,551)    (1,557)      (8,000)
Other assets (liabilities)               (4,870)       559      (13,935)

Cash paid                            $1,205,945    $62,885     $294,392

Note 4.  Finance Receivables

Loans collateralized by security interests in real estate generally have maximum original terms of 180 months. Loans collateralized by consumer goods, automobiles or other chattel security, and loans that are unsecured, generally have maximum original terms of 60 months. Retail sales contracts are collateralized principally by consumer goods and automobiles, and generally have maximum original terms of 60 months. Private label are secured by a purchase money security interest in the goods purchased and generally require minimum monthly payments based upon current balances. Credit card receivables are unsecured and require minimum monthly payments based upon current balances. Of the loans and retail sales finance outstanding at December 31, 1994, 92% were secured by the real or personal property of the borrower. At December 31, 1994, mortgage loans (generally second mortgages) accounted for 50% of the aggregate dollar amount of loans outstanding and 10% of the total number of loans outstanding.

Contractual maturities of finance receivables were as follows:

                                    December 31, 1994
                           Net Receivables       Percent of
                               Amount         Net Receivables
                                 (dollars in thousands)

 1995                        $3,149,582            39.83%
 1996                         1,465,485            18.54
 1997                           897,645            11.35
 1998                           453,741             5.74
 1999                           274,684             3.47
 2000 and thereafter          1,665,540            21.07

 Total                       $7,906,677           100.00%


Experience of the Company has shown that a substantial portion of finance receivables will be renewed, converted, or paid in full prior to maturity. Accordingly, the preceding information as to contractual maturities should not be considered as a forecast of future cash collections. Principal cash collections and such collections as a percentage of average net finance receivables were as follows:

                                                  1994           1993
                                                (dollars in thousands)
Loans:
  Principal cash collections                   $2,431,359     $2,067,597
  Percent of average net finance receivables       47.77%         42.31%

Retail sales finance:
  Principal cash collections                   $1,247,343     $1,110,457
  Percent of average net finance receivables      118.05%        124.92%

Unused credit limits extended by AGF-Utah to its customers were $2.1 billion for private label and $1.7 billion for credit cards at December 31, 1994. These amounts, in part or in total, can be cancelled at the discretion of AGF-Utah, and are not indicative of the amount expected to be funded. Any such amounts of credit limits on private label and credit cards that would be funded would be fully participated to the Company pursuant to the participation agreement.

Unused credit limits on private label extended by the Company to its customers were $364.5 million and $11.8 million at December 31, 1994 and 1993, respectively. Unused credit limits on loan and other retail sales finance revolving lines of credit extended by the Company to its customers were $260.1 million and $176.5 million at December 31, 1994 and 1993, respectively. These amounts, in part or in total, can be cancelled at the discretion of the Company, and are not indicative of the amounts expected to be funded.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of finance receivables, net of unearned finance charges, are as follows:
                    December 31, 1994            December 31, 1993
Location           Amount       Percent         Amount       Percent
                  (dollars in thousands)       (dollars in thousands)

California      $  810,562         10.25%    $  640,849         10.91%
N. Carolina        638,942          8.08        559,271          9.52
Florida            574,229          7.26        459,257          7.82
Illinois           458,170          5.79        372,576          6.35
Indiana            410,265          5.19        345,682          5.89
Ohio               400,643          5.07        318,766          5.43
Virginia           355,094          4.49        331,606          5.65
Georgia            347,321          4.39        236,727          4.03
Other            3,911,451         49.48      2,606,914         44.40
                $7,906,677        100.00%    $5,871,648        100.00%



Note 5.  Allowance for Finance Receivable Losses

The changes in  the allowance  for finance receivable  losses are  detailed below:
                                        1994         1993         1992
                                            (dollars in thousands)

Balance at beginning of year          $152,696     $133,211     $115,624
Provision for finance receivable
  losses                               154,914      133,577      107,608
Allowance related to net acquired
  receivables and other                 52,551        1,536       12,579
Charge-offs:
  Finance receivables charged off     (168,067)    (141,732)    (129,016)
  Recoveries                            33,828       26,104       26,416
  Net charge-offs                     (134,239)    (115,628)    (102,600)
Balance at end of year                $225,922     $152,696     $133,211

Note 6.  Marketable Securities

At December 31, 1994 and 1993, all marketable securities were classified as available-for-sale and reported at fair value. Marketable securities were as follows at December 31:

                                   Fair Value           Amortized Cost
                                 1994       1993       1994       1993
                                        (dollars in thousands)
Fixed-maturity marketable
  securities:
  Bonds:
    Corporate securities       $324,706   $313,174   $338,624   $290,153
    Mortgage-backed securities  206,120    234,062    222,788    223,868
    States and political
      subdivisions              122,716    102,073    124,301     94,175
    Other                        38,561     40,766     34,297     30,736
  Redeemable preferred stocks     8,782      7,486      9,334      7,180

Total                           700,885    697,561    729,344    646,112

Non-redeemable preferred
  stocks                          1,225      1,771      1,084      1,313

Total marketable securities    $702,110   $699,332   $730,428   $647,425


At December 31, the gross unrealized investment gains and losses were as follows:

                                      Gross                Gross
                                 Unrealized Gains     Unrealized Losses
                                 1994       1993       1994       1993
                                         (dollars in thousands)
Fixed-maturity marketable
  securities:
  Bonds:
    Corporate securities       $ 3,701     $23,836   $17,619     $   815
    Mortgage-backed securities     781      11,681    17,449       1,487
    State and political
      subdivisions               2,534       8,031     4,119         133
    Other                        4,539      10,032       275           2
  Redeemable preferred stocks      -           315       552           9

Total                           11,555      53,895    40,014       2,446

Non-redeemable preferred
  stocks                           215         458        74         -

Total marketable securities    $11,770     $54,353   $40,088     $ 2,446

During the years ended December 31, 1994, 1993, and 1992, marketable securities with a fair value of $81.2 million, $141.4 million, and $127.9 million, respectively, were sold or redeemed. The gross realized investment gains on such sales or redemptions totaled $.3 million, $7.4 million, and $3.1 million, respectively. The gross realized investment losses totaled $.6 million, $.1 million and $.5 million, respectively.

The contractual maturities of fixed-maturity securities at December 31, 1994 were as follows:
                                            Fair       Amortized
                                            Value         Cost
                                          (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                 $  8,732      $  8,632
    Due after 1 year through 5 years        82,022        80,749
    Due after 5 years through 10 years     276,181       288,556
    Due after 10 years                     127,830       128,619

                                           494,765       506,556
Mortgage-backed securities                 206,120       222,788

Total                                     $700,885      $729,344


Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. Company requirements and investment strategies may result in the sale of investments before maturity.

Certain of  the bonds were  on deposit  with regulatory  authorities.   The
carrying values of such bonds were $7.5 million and $18.6 million at December 31, 1994 and 1993, respectively.



Note 7.  Notes Receivable from Parent and Affiliates

Notes receivable from AGFI and affiliates outstanding at December 31, are summarized as follows:

                              1994          1993
                            (dollars in thousands)

Affiliates                  $   -         $ 12,129
Parent                          -          573,256

Total                       $   -         $585,385


Interest revenue on notes receivable from parent and affiliates for the years ended December 31, 1994, 1993, and 1992, was $76.5 million, $32.2 million, and $26.9 million, respectively.

Note 8.  Costs In Excess of Net Assets Acquired

Goodwill, resulting from the excess of the purchase price paid over the fair value of separately identified tangible and intangible net assets acquired, amounted to $288.5 million and $299.2 million at December 31, 1994 and 1993, respectively. Accumulated amortization amounted to $57.4 million and $46.7 million at December 31, 1994 and 1993, respectively.

Included in other assets is a customer base valuation of $21.6 million and $23.2 million at December 31, 1994 and 1993, respectively, which is being amortized to operating expenses on a straight-line basis over a 25 year period.



Note 9.  Long-term Debt

Long-term debt outstanding at December 31, is summarized as follows:

                                        Senior
Maturity                 Senior      Subordinated      Total
                                (dollars in thousands)

1995                  $  740,516      $149,954      $  890,470
1996                     582,402          -            582,402
1997                   1,120,558          -          1,120,558
1998                     231,489          -            231,489
1999                     529,871          -            529,871
2000-2004                612,580          -            612,580
2005-2009                297,856          -            297,856

Total                 $4,115,272      $149,954      $4,265,226


Certain debt issues of the Company are redeemable prior to maturity at par, at the option of the holders. If these issues were so redeemed, the senior amounts above would increase $148.9 million in 1996 and $149.0 million in 1999 and would decrease $297.9 million in 2009.


                           Carrying Value              Fair Value
Type of Debt             1994         1993         1994         1993
                                    (dollars in thousands)

Senior                $4,115,272   $3,494,219   $4,008,989   $3,721,719
Senior subordinated      149,954      471,553      149,922      486,806

Total                 $4,265,226   $3,965,772   $4,158,911   $4,208,525

The weighted average interest rates on long-term debt outstanding by type were as follows:
                               Years Ended December 31,     December 31,
                                  1994          1993       1994     1993

Senior                            7.28%         7.65%      7.11%    7.36%
Senior subordinated               7.46          8.71       6.34     7.07
Total                             7.33          7.88       7.08     7.33


Certain debt agreements contain restrictions on consolidated retained earnings for certain purposes (see Note 15.).



Note 10.  Short-term Notes Payable and Credit Facilities

AGFC issues commercial paper with terms ranging from 1 to 270 days. Information concerning short-term notes payable for commercial paper and to banks was as follows:
                                         1994        1993        1992
                                            (dollars in thousands)

Maximum borrowings at any month end   $2,629,886  $1,746,426  $2,086,961
Average borrowings                    $1,993,919  $1,633,062  $1,844,727
Weighted average interest rate,
  giving effect to interest
  conversion agreements and
  commitment fees                          5.23%       4.18%       5.67%
Weighted average interest rate,
  at December 31,                          5.84%       3.28%       3.51%


Credit facilities are maintained to support the issuance of commercial paper and as an additional source of funds for operating requirements. At December 31, 1994 and 1993, the Company had a committed credit facility of $500.0 million and $345.0 million, respectively, and was an eligible borrower under $2.5 billion and $2.1 billion of committed credit facilities, respectively, extended to American General and certain of its subsidiaries. On January 31, 1995, the $2.5 billion of committed credit facilities extended to American General and certain of its subsidiaries were increased by $1.3 billion. The annual commitment fees for all committed facilities range from .070% to .125%. At December 31, 1994 and 1993, the Company also had $381.0 million and $341.0 million, respectively, of uncommitted credit facilities and was an eligible borrower under $195.0 million and $240.0 million, respectively, of uncommitted credit facilities
extended to American General and certain of its subsidiaries.   Available
borrowings under all facilities are reduced by any amounts outstanding thereunder. At December 31, 1994 and 1993, Company short-term borrowings outstanding under all credit facilities were $19.9 million and $3.5 million, respectively, and Company long-term borrowings outstanding under all credit facilities were $168.1 million and $147.0 million, respectively, with remaining availability to the Company of $3.0 billion and $2.4 billion, respectively, in committed facilities and $388.0 million and $430.5 million, respectively, in uncommitted facilities.



Note 11.  Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments. On infrequent occasions, the Company has used interest conversion agreements and options on interest conversion agreements to manage the Company's exposure to market interest rate risk associated with debt. Interest rate conversion agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments, or vice versa, over the life of the agreement without an exchange of the underlying principal (or notional) amount.

The Company's objective for using interest conversion agreements and options on interest conversion agreements is to synthetically modify a portion of the Company's floating-rate borrowings to fixed rates. Such floating-rate obligations are carried at amortized cost (as opposed to fair value) in the Company's consolidated financial statements.

Fixed interest rates contracted to be paid on interest conversion agreements and options on interest conversion agreements approximated the rates on fixed-rate term debt with maturities similar to the derivative financial instruments at the date of contract. Accordingly, the Company's use of interest conversion agreements and options on interest conversion agreements did not have a material effect on the weighted-average interest rate or reported interest expense in any of the three years ended December 31, 1994.

Interest conversion agreements in which the Company contracted to pay interest at fixed rates and receive interest at floating rates were $390.0 million, $290.0 million, and $415.0 million in notional amounts at December 31, 1994, 1993, and 1992, respectively. The weighted average interest rate paid was 8.77%, 8.69%, and 8.71% for the year ended December 31, 1994, 1993, and 1992, respectively. The weighted average interest rate received was 4.64%, 3.35%, and 3.91% for the year ended December 31, 1994, 1993, and 1992, respectively. These agreements mature at various dates and have the respective fixed rates at December 31, 1994 as shown in the table below:

                       Notional     Weighted Average
Maturity                Amount       Interest Rate
                     (dollars in
                      thousands)

  1996                 $ 50,000          8.38%
  1998                   90,000          9.06
  1999                   50,000          9.39
  2000                  200,000          9.10

                       $390,000          9.03%

The rollforward of notional amounts for interest conversion agreements was as follows:

                                            Notional Amounts
                                     1994         1993         1992
                                         (dollars in thousands)

Balance at beginning of year      $ 290,000    $ 415,000    $ 765,000
New contracts (a)                   200,000       50,000      100,000
Expired contracts                  (100,000)    (175,000)    (450,000)

Balance at end of year            $ 390,000    $ 290,000    $ 415,000


(a)  Reflects options exercised.


Options on interest conversion agreements at December 31, 1993 and 1992, in aggregate notional amounts, were $200.0 million and $250.0 million, respectively. There were no such agreements outstanding as of December 31, 1994. All such option agreements, when exercised by the counterparty, committed the Company to pay interest at fixed rates in exchange for receiving floating-rate interest payments. The related option fees received are being amortized as a reduction of interest expense over the aggregate of the option period and interest conversion period.

The Company is exposed to credit risk in the event of non-performance by counterparties to interest conversion agreements. The Company limits its exposure to credit risk by entering into interest conversion agreements with counterparties having high credit ratings and by basing the amount and term of an agreement on these credit ratings. Furthermore, the Company regularly monitors counterparty credit ratings throughout the term of the agreements.

The Company's current credit exposure on interest conversion agreements is limited to the fair value of interest conversion agreements that are favorable to the Company. At December 31, 1994, 1993, and 1992, the Company was in a payable position on all outstanding interest conversion agreements. The Company does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the consolidated financial statements.

The Company's exposure to market risk is mitigated by the offsetting effects of changes in the value of interest conversion agreements and of the underlying liabilities to which they relate.

Note 12.  Short-term Notes Payable - Parent

Borrowings from American General primarily provide overnight operating liquidity when American General is in a surplus cash position. Borrowings from AGFI primarily provide operating funds for lending activities. All such borrowings are made on a due on demand basis at short-term rates based on overnight bank investment rates or bank prime rates. At December 31, 1994, 1993 and 1992, AGFC had no borrowings outstanding with American General or AGFI. Information concerning such borrowings is as follows:

                                          1994        1993        1992
                                             (dollars in thousands)

Maximum borrowings at any month end     $450,000     $50,000    $129,400
Average borrowings                      $ 82,214     $14,488    $ 27,275
Weighted average interest rate (total
  interest expense divided by average
  borrowings)                              8.97%       6.98%       7.14%



Note 13.  Income Taxes

AGFC and all of its subsidiaries file a consolidated federal income tax return with American General and its subsidiaries. AGFC and its subsidiaries provide for federal income taxes as if filing a separate tax return, and pay such amounts to American General in accordance with a tax sharing agreement.

As a result of the adoption of SFAS 109, income tax disclosures for 1994 and 1993 are not comparable to 1992.

Provision for income taxes is summarized as follows:

                                     Years Ended December 31,
                                   1994        1993        1992
                                      (dollars in thousands)
Federal
  Current                        $144,738    $119,758     $85,664
  Deferred                         (9,720)     (6,135)      1,059

Total federal                     135,018     113,623      86,723
State                              10,608      11,261      12,469

Total                            $145,626    $124,884     $99,192

The U.S. statutory federal income tax rate differs from the effective income tax rate as follows:
                                           Years Ended December 31,
                                       1994          1993         1992

Statutory federal income tax rate     35.00%        35.00%       34.00%
State income taxes                     1.77          2.23         3.17
Amortization of goodwill               1.14          1.21         1.14
Nontaxable investment income           (.56)         (.58)        (.66)
Other, net                              .09           .31          .59

Effective income tax rate             37.44%        38.17%       38.24%


The net deferred tax asset at December 31, 1994 of $13.5 million was net of deferred tax liabilities totalling $97.8 million. The net deferred tax liability at December 31, 1993 of $36.5 million was net of deferred tax assets totalling $70.0 million. The most significant deferred tax assets relate to the provision for finance receivable losses and insurance premiums recorded for financial reporting purposes. No valuation allowance was considered necessary at December 31, 1994 and 1993.

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



Note 14.  Capital Stock

AGFC has two classes of capital stock: special shares (without par value, 25 million shares authorized) which may be issued in series with such dividend, liquidation, redemption, conversion, voting and other rights as the board of directors may determine prior to issuance; and common shares ($.50 par value, 25 million shares authorized). Issued shares were as follows:

Special Shares - As of December 31, 1994 and 1993, there were no shares issued and outstanding.

Common Shares - Issued and outstanding 10,160,012 shares at December 31, 1994 and 1993.

Note 15.  Consolidated Retained Earnings

AGFC's insurance subsidiaries are restricted by state laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. The maximum amount of dividends which can be paid by the Company's insurance subsidiaries in 1995 without prior approval is $35.5 million. AGFC's insurance subsidiaries had statutory capital and surplus of $279.2 million at December 31, 1994. The amount of dividends which may be paid by AGFC is limited by provisions of certain of its financing agreements. Under the most restrictive provisions of such agreements, $407.9 million of the consolidated retained earnings of AGFC at December 31, 1994, was free from such restrictions.

At December 31, 1994, Merit had $52.7 million of accumulated earnings for which no federal income tax provisions have been required. Federal income taxes will become payable only to the extent such earnings are distributed as dividends or exceed limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 1994, the federal income tax would approximate $18.4 million.



Note 16.  Benefit Plans


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

The plans' assets include primarily readily marketable securities.

Prior to 1994, the pension plans purchased annuity contracts from American General subsidiaries that provide benefits to certain retirees. These annuity contracts provided $2.3 million, $2.3 million, and $2.0 million for benefits to the Company's retirees for the years ended December 31, 1994, 1993, and 1992.

Pension plan activity allocated to the Company for 1994 increased operating expenses by $.3 million. Pension plan activity allocated to the Company for 1993 and 1992 reduced operating expenses by $21 thousand and $1.4 million, respectively.

Because net plan assets are not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI's participation in  the AGRP is accounted  for as if AGFI  had its own
plan.   The following table sets forth  AGFI's portion of the plans' funded status:

                                                  December 31,
                                           1994       1993       1992
                                             (dollars in thousands)
Actuarial present value of benefit
  obligation:
    Accumulated benefit obligation       $31,591    $35,868    $22,400
    Vested benefits (included in
    accumulated benefit obligation)      $30,748    $35,639    $21,985

Projected benefit obligation             $38,778    $43,212    $29,278
Plan assets at fair value                 50,247     49,767     44,678
Plan assets in excess of projected
  benefit obligation                      11,469      6,555     15,400
Unrecognized prior service cost             (480)      (659)      (821)
Unrecognized net (gain) loss              (2,656)     3,485     (4,320)
Unrecognized net asset at
  January 1, net of amortization          (1,528)    (2,747)    (3,925)

Prepaid pension expense                  $ 6,805    $ 6,634    $ 6,334


Net pension expense included the following components for the years ended December 31:
                                           1994       1993       1992
                                             (dollars in thousands)

Service cost                             $ 2,960    $ 2,375    $ 1,881
Interest on projected benefit obligation   3,084      2,791      3,687
Actual return on plan assets                (237)    (6,112)    (5,000)
Amortization of prior service costs         (154)      (157)      (163)
Amortization of unrecognized net
  asset existing at date of
  initial application                     (1,190)    (1,190)    (1,193)
Deferral of net asset (loss) gain         (4,179)     2,224       (631)

Total pension expense (income)           $   284    $   (69)   $(1,419)


Additional assumptions concerning the determination of net pension costs is as follows:
                                           1994       1993       1992

Weighted average discount rate             8.50%      7.25%      8.00%
Expected long-term rate of
  return on plan assets                   10.00      10.00      10.00
Rate of increase in
  compensation levels                      4.00       4.00       5.00

                POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company participates in American General's life, medical, supplemental major medical, and dental plans for certain retired employees. Most plans are contributory, with retiree contributions adjusted annually to limit employer contributions to predetermined amounts. For individuals retiring after December 31, 1992, the cost of the supplemental major medical plan is borne entirely by retirees. American General and its subsidiaries have reserved the right to change or eliminate these benefits at any time.

American General's life plans are fully insured. A portion of the retiree medical and dental plans are funded through a voluntary employees' beneficiary association (VEBA) established in 1994; the remainder is unfunded and self-insured. All of the retiree medical and dental plans' assets held in the VEBA were invested in readily marketable securities at the plans' most recent balance sheet date.

Postretirement benefits other than pension plan activity incurred by the Company for 1994 and 1993 was $.7 million and $.6 million, respectively.

Because plan information is not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI's participation in the plans is accounted for as if AGFI had its own plans. The following table sets forth AGFI's portion of the plans' combined funded status and the accrued postretirement benefit cost included in other liabilities in AGFI's Consolidated Balance Sheet:

                                                  December 31,
                                              1994            1993
                                             (dollars in thousands)

Retirees                                     $1,847          $2,223
Fully eligible active plan participants       1,728           1,804
Other active plan participants                2,498           2,341

Accumulated postretirement benefit
  obligation                                  6,073           6,368
Plan assets at fair value                      (110)              -

Accumulated postretirement benefit
  obligation in excess of plan assets
  at fair value                               5,963           6,368
Unrecognized net loss (gain)                    373            (226)

Accrued postretirement benefit cost          $6,336          $6,142

Postretirement benefit expense included the following components for the year ended December 31:
                                              1994            1993
                                             (dollars in thousands)
Service cost-benefits attributed to
  service during the period                  $  271          $  184
Interest cost on accumulated
  postretirement benefit obligation             470             403
Actual return on plan assets                     (2)             -
Deferral of net asset gain                        2              -

Postretirement benefit expense               $  741          $  587


The weighted-average discount rate used in determining the accumulated postretirement benefit obligation for the years ended December 31, 1994 and 1993 was 8.50% and 7.25%, respectively. For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed in 1995; the rate was assumed to decrease gradually to 6% in 2007 and remain at that level. A 1% increase in the assumed annual rate of increase in per capita cost of health care benefits results in an immaterial increase in the accumulated postretirement benefit obligation and postretirement benefit expense.



Note 17.  Lease Commitments, Rent Expense and Contingent Liabilities

The  approximate  annual  rental  commitments  for  leased  office   space,
automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, are as follows: 1995, $27.6 million; 1996, $19.2 million; 1997, $14.2 million;
1998,  $8.9  million; 1999,  $4.8 million;  and  subsequent to  1999, $10.5 million.

Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred in 1994. Rental expense incurred for the years ended December 31, 1994, 1993, and 1992, was $35.9 million, $32.7 million, and $25.9 million, respectively.

The Company is a defendant in various lawsuits and proceedings arising in the normal course of business. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes that there are meritorious defenses for all of these claims and is defending them vigorously. The Company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the Company's consolidated results of operations and consolidated financial position.



Note 18.  Interim Financial Information (Unaudited)

Unaudited interim information for 1994 and 1993 is summarized below:

                                Total Revenues
Three Months Ended          1994              1993
                            (dollars in thousands)

    March 31             $  314,146        $  292,378
    June 30                 335,299           304,005
    September 30            356,710           309,136
    December 31             381,920           307,398

    Total                $1,388,075        $1,212,917


                         Income Before Provision for
                         Income Taxes and Cumulative
                         Effect of Accounting Changes
Three Months Ended          1994              1993
                            (dollars in thousands)

    March 31             $   83,627        $   74,059
    June 30                  93,613            87,616
    September 30             99,558            84,425
    December 31             112,128            81,003

    Total                $  388,926        $  327,103


                                  Net Income
Three Months Ended          1994              1993
                            (dollars in thousands)

    March 31             $   51,904        $   33,733(a)
    June 30                  58,010            55,035
    September 30             62,735            50,116(b)
    December 31              70,651            50,744

    Total                $  243,300        $  189,628


(a) Includes cumulative charge of $12.6 million due to adoption of accounting changes: SFAS 106, SFAS 109, and SFAS 112. Amounts previously reported in the 1993 first quarter Form 10-Q have been restated above for SFAS 112.

(b) Includes corporate tax rate increase enacted in the third quarter, retroactive to January 1, 1993 (see Note 13.).

Note 19.  Fair Value of Financial Instruments

SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments. This standard excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Care should be exercised in drawing conclusions based on fair value, since the fair values presented below do not include the value associated with all the Company's assets and liabilities.

The carrying values and estimated fair values of the Company's financial instruments covered by SFAS 107 are as follows:

                               December 31, 1994       December 31, 1993
                             Carrying        Fair    Carrying        Fair
                              Value         Value     Value         Value
                                         (dollars in thousands)
Assets

Net finance receivables,
  less allowance for finance
  receivable losses         $7,680,755  $7,680,755  $5,718,952  $5,718,952
Marketable securities          702,110     702,110     699,332     699,332
Cash and cash equivalents       38,543      38,543      11,793      11,793


Liabilities

Long-term debt              (4,265,226) (4,158,911) (3,965,772) (4,208,525)
Short-term notes payable    (2,630,463) (2,630,463) (1,647,461) (1,647,461)


Off-Balance Sheet Financial
  Instruments

Unused credit limits:
  Credit cards (a)                   -           -           -           -
  Private label (a)                  -           -           -           -
  Loan and other retail sales
    finance revolving lines
    of credit                        -           -           -           -
Interest conversion agreements       -     (13,407)          -     (29,371)
Options on interest conversion
  agreements                         -           -           -     (33,265)


(a) Includes unused credit limits on credit cards and private label extended by AGF-Utah to its customers. Any such amounts of credit limits that would be funded would be participated to the Company pursuant to the participation agreement.

                  VALUATION METHODOLOGIES AND ASSUMPTIONS

The following methods and assumptions were used in estimating the fair value of the Company's financial instruments.


Finance Receivables

Fair value of net finance receivables (which approximates carrying amount less allowance for finance receivable losses) was estimated using discounted cash flows computed by category of finance receivable. Cash flows were based on contractual payment terms adjusted for delinquencies and finance receivable losses, discounted at the weighted-average interest rates currently being offered for similar finance receivables. The fair value estimate does not reflect the value of the underlying customer relationships or the related distribution system.


Marketable Securities

Fair values for marketable securities are based on quoted market prices, where available. For marketable securities not actively traded, fair values were estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market rate applicable to yield, credit quality, and average life of the investments.


Cash and Cash Equivalents

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate those assets' fair values.


Long-term Debt

The fair values of the Company's long-term borrowings are estimated using discounted cash flows based on current borrowing rates.


Short-term Notes Payable

The carrying value of short-term notes payable approximates the fair value.

Unused Customer Credit Lines

The unused credit lines available to the Company's customers are considered to have no fair value. The interest rates charged on these facilities can either be changed at the Company's discretion, such as for credit cards and private label, or are adjustable and reprice frequently, such as for loan and other retail sales finance revolving lines of credit. Furthermore, these amounts, in part or in total, can be cancelled at the discretion of the Company.


Interest Conversion Agreements

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

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance Corporation and subsidiaries are included in Item 8:

         Consolidated Balance Sheets, December 31, 1994 and 1993

         Consolidated Statements of Income, years ended December 31, 1994, 1993, and 1992

         Consolidated Statements of Shareholder's Equity, years ended December 31, 1994, 1993, and 1992

         Consolidated Statements of Cash Flows, years ended December 31, 1994, 1993, and 1992

         Notes to Consolidated Financial Statements

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted, because they are inapplicable, or the information required therein is included in the consolidated financial statements or notes.

    (3)  Exhibits:

         Exhibits are listed in the Exhibit Index beginning on page 60 herein.


(b) Reports on Form 8-K

    Current Report on Form 8-K dated October 25, 1994, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended September 30, 1994.

    Current Report on Form 8-K dated November 10, 1994, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 7.70% Senior Notes due November 15, 1997.

    Current Report on Form 8-K dated January 6, 1995, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 8 1/4% Senior Notes due January 15, 1998.

    Current Report on Form 8-K dated January 31, 1995, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the year ended December 31, 1994.

    Current Report on Form 8-K dated February 3, 1995, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 8% Senior Notes due February 15, 2000.

Item 14.  Continued


    Current Report on Form 8-K dated February 13, 1995, with respect to establishing a program for the issuance from time to time of up to $500 million aggregate principal amount of the Company's Medium-Term Notes, Series D.

    Current Report on Form 8-K dated February 27, 1995, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 7 1/4% Senior Notes due March 1, 1998.

(c) Exhibits

    The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

                                 Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1995.

                                       AMERICAN GENERAL FINANCE CORPORATION


                                       By: /s/  Philip M. Hanley
                                       Philip M. Hanley
                                       (Senior Vice President and
                                        Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1995.


/s/  Daniel Leitch III                 /s/  Larry R. Klaholz
Daniel Leitch III                      Larry R. Klaholz
(Chairman and Chief Executive          (Director)
 Officer and Director -
 Principal Executive Officer)
                                       /s/  Jon P. Newton
                                       Jon P. Newton
/s/  Philip M. Hanley                  (Director)
Philip M. Hanley
(Senior Vice President and Chief
 Financial Officer and Director -      /s/  David C. Seeley
 Principal Financial Officer)          David C. Seeley
                                       (Director)

/s/  George W. Schmidt
George W. Schmidt                      /s/  James R. Tuerff
(Controller and Assistant Secretary -  James R. Tuerff
 Principal Accounting Officer)         (Director)


/s/  Wayne D. Baker                    /s/  Peter V. Tuters
Wayne D. Baker                         Peter V. Tuters
(Director)                             (Director)


/s/  Bennie D. Hendrix                 /s/  Robert D. Womack
Bennie D. Hendrix                      Robert D. Womack
(Director)                             (Director)


/s/  James R. Jerwers
James R. Jerwers
(Director)

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

(4) a. The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of long-term debt of the registrant and its consolidated subsidiaries. In the aggregate, the outstanding issuances of debt under each Indenture referred to under items
         (1) and (2) below exceed 10% of the total assets of the Company on a consolidated basis.

         (1) Senior Indenture dated as of February 1, 1993 from American General Finance Corporation to Citibank, N.A. Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Registration Statement on Form S-3 (Registration No. 33-57910).

              (a) Resolutions and form of note for senior note, 6 3/8% due March 15, 2003. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated March 4, 1993 (File No. 1-6155).

              (b) Resolutions and form of note for senior note, 5% due June 15, 1996. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated June 10, 1993 (File No. 1-6155).

              (c) Resolutions and form of note for senior note, 5 7/8% due July 1, 2000. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated June 29, 1993 (File No. 1-6155).

              (d) Resolutions and form of note for senior note, 5.80% due April 1, 1997. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated March 22, 1994 (File No. 1-6155).

Exhibits                                                                   Page

              (e) Resolutions and form of note for senior note, 6 5/8% due June 1, 1997. Incorporated by reference to
                   Exhibits   4(a)  and  4(b)  filed  as  a  part  of  the
                   Company's Current Report on Form 8-K dated May 17, 1994 (File No. 1-6155).

              (f) Resolutions and form of note for senior note, 6 7/8% due July 1, 1999. Incorporated by reference to
                   Exhibits   4(a)  and  4(b)  filed  as  a  part  of  the
                   Company's Current Report on Form 8-K dated June 8, 1994 (File No. 1-6155).

              (g)  Resolutions  and form  of note for senior  note, 7% due
                   October 1, 1997 . Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated September 26, 1994 (File No. 1-6155).

              (h) Resolutions and form of note for senior note, 7.70% due November 15, 1997. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated November 10, 1994 (File No. 1-6155).

              (i) Resolutions and form of note for senior note, 8 1/4% due January 15, 1998. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated January 6, 1995 (File No. 1-6155).

         (2) Senior Indenture dated as of November 1, 1991 from American General Finance Corporation to Citibank, N.A., as successor trustee. Incorporated by reference to Exhibit 4(a) filed as part of the Company's Current Report on Form 8-K dated November 6, 1991 (File No. 1-6155).

              (a) Resolutions and form of note for senior note, 7 3/8% due November 15, 1996. Incorporated by reference to Exhibits 4(c) and 4(d) filed as a part of the Company's Current Report on Form 8-K dated November 6, 1991 (File No. 1-6155).

              (b) Resolutions and form of note for senior note, 7.15% due May 15, 1997. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated May 13, 1992 (File No. 1-6155).

Exhibits                                                                   Page

              (c) Resolutions and form of note for senior note, 7.45% due July 1, 2002. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the
                   Company's Current Report on Form 8-K dated July 2, 1992 (File No. 1-6155).

              (d) Resolutions and form of note for senior note, 5% due September 1, 1995. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated August 20, 1992 (File No. 1-6155).

              (e) Resolutions and form of note for senior note, 7 1/8% due December 1, 1999. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated December 1, 1992 (File No. 1-6155).

              (f)  Resolutions  and forms  of notes  for  (senior) Medium-
                   Term Notes, Series C. Incorporated by reference to Exhibits 4(a), 4(b) and 4(c) filed as a part of the Company's Current Report on Form 8-K dated December 10, 1992 (File No. 1-6155).

              (g) Resolutions and form of note for senior note, 6 7/8% due January 15, 2000. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the
                   Company's Current Report on Form 8-K dated January 11, 1993 (File No. 1-6155).

              (h) Resolutions for (senior) Medium-Term Notes, Series C. Incorporated by reference to Exhibit 4 filed as a part of the Company's Current Report on Form 8-K dated April 6, 1994 (File No. 1-6155).

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

(12)   Computation of ratio of earnings to fixed charges.                   63

(23)   Consent of Ernst & Young LLP                                         64

(27)   Financial Data Schedule                                              65