Form 10-Q
period 1995-03-31
AMERICAN GENERAL FINANCE CORP
filed 1995-05-03
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March  31, 1995

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

The number of shares outstanding of the registrant's common stock at May 3, 1995 was 10,160,012.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements



       AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Income
                            (Unaudited)


                                               Three Months Ended
                                                    March 31,
                                               1995          1994
                                             (dollars in thousands)

Revenues
  Finance charges                            $357,812      $249,457
  Insurance                                    54,142        39,242
  Other                                        18,441        25,447

Total revenues                                430,395       314,146

Expenses
  Interest expense                            122,065        90,402
  Operating expenses                          109,845        83,179
  Provision for finance
    receivable losses                          72,312        33,775
  Insurance losses and loss
    adjustment expenses                        28,644        23,163

Total expenses                                332,866       230,519

Income before provision for
  income taxes                                 97,529        83,627

Provision for Income Taxes                     36,105        31,723


Net Income                                   $ 61,424      $ 51,904




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)


                                              March 31,     December 31,
                                                 1995           1994
Assets                                          (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $2,793,091       $2,697,980
    Non-real estate loans                     2,699,484        2,656,386
    Retail sales finance                      2,176,319        2,072,831
    Credit cards                                488,914          479,480

Net finance receivables                       8,157,808        7,906,677
Allowance for finance receivable
  losses                                       (241,922)        (225,922)
Net finance receivables, less allowance
  for finance receivable losses               7,915,886        7,680,755

Marketable securities                           763,285          702,110
Cash and cash equivalents                        81,038           38,543
Goodwill                                        286,273          288,521
Other assets                                    208,088          208,769

Total assets                                 $9,254,570       $8,918,698


Liabilities and Shareholder's Equity

Long-term debt                               $4,718,639       $4,265,226
Short-term notes payable:
  Commercial paper                            2,295,233        2,609,986
  Banks and other                                56,956           20,477
Insurance claims and policyholder
  liabilities                                   470,664          466,883
Other liabilities                               272,827          209,435
Accrued taxes                                    61,108           18,674

Total liabilities                             7,875,427        7,590,681

Shareholder's equity:
  Common stock                                    5,080            5,080
  Additional paid-in capital                    611,914          611,914
  Net unrealized investment losses               (1,171)         (18,407)
  Retained earnings                             763,320          729,430

Total shareholder's equity                    1,379,143        1,328,017

Total liabilities and shareholder's equity   $9,254,570       $8,918,698



See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                       1995          1994
                                                     (dollars in thousands)
Cash Flows from Operating Activities
Net income                                           $ 61,424      $ 51,904
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses            72,312        33,775
    Depreciation and amortization                      28,235        30,496
    Deferral of finance receivable
      origination costs                               (21,045)      (18,511)
    Deferred federal income tax benefit                (5,836)       (2,335)
    Change in other assets and other liabilities       64,801        26,860
    Change in insurance claims and
      policyholder liabilities                          3,781         7,231
    Other, net                                         44,815        32,799
Net cash provided by operating activities             248,487       162,219

Cash Flows from Investing Activities
  Finance receivables originated or purchased      (1,517,889)     (992,729)
  Principal collections on finance receivables      1,206,185       901,431
  Marketable securities purchased                     (53,592)      (52,142)
  Marketable securities called, matured and sold       19,603        26,220
  Change in notes receivable from parent
    and affiliates                                        -         (81,415)
  Other, net                                           (7,047)       (8,995)
Net cash used for investing activities               (352,740)     (207,630)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt            732,416        62,375
  Repayment of long-term debt                        (278,360)     (176,500)
  Change in short-term notes payable                 (279,774)      224,208
  Dividends paid                                      (27,534)      (63,500)
Net cash provided by financing activities             146,748        46,583

Increase in cash and cash equivalents                  42,495         1,172
Cash and cash equivalents at beginning of period       38,543        11,793

Cash and cash equivalents at end of period           $ 81,038      $ 12,965


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                  $     28      $ 18,491

  Interest paid                                      $109,447      $ 94,023



See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                              March 31, 1995



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


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position at March 31, 1995 and December 31, 1994, the consolidated results of operations for the three months ended March 31, 1995 and 1994, and the consolidated cash flows for the three months ended March 31, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

To conform with the 1995 presentation, certain items in the prior period have been reclassified.


Note 3.  Accounting Changes

On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. The Company has not yet determined the timing of adoption; however, this standard is not expected to have a material impact on the Company's consolidated results of operations and consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES


Overview

The Company believes that its overall sources of liquidity will continue to
be  sufficient  to  satisfy  its  foreseeable  financial  obligations   and
operational requirements.


Operating Activities

The Condensed Consolidated Statements of Cash Flows included in Item 1. herein indicate the adjustments for non-cash items which reconcile net income to net cash from operating activities. Such non-cash items include provision for finance receivable losses, depreciation and amortization of assets, deferral of finance receivable origination costs, deferred federal income tax benefit, change in other assets and other liabilities, and change in insurance claims and policyholder liabilities.

Net cash flows from operating activities include the receipt of finance charges on finance receivables and the payment of interest on borrowings, the payment of operating expenses and income taxes, the receipt of insurance premiums and payment of contractual obligations to policyholders, and net investment revenue. The Company's increase in finance charges for the three months ended March 31, 1995, when compared to the same period in 1994, reflects increases in average finance receivables net of unearned finance charges (ANR) and finance charges annualized as a percentage of ANR (yield). Finance receivables increased primarily due to finance receivables originated or renewed due to business development efforts and the addition of the participated private label and credit card finance receivables to the Company's portfolio pursuant to a participation agreement entered into on December 31, 1994 with a subsidiary of AGFI. The increase in interest expense for the three months ended March 31, 1995, when compared to the same period in 1994, reflects increases in average borrowings and short-term borrowing cost partially offset by a decrease in long-term borrowing cost. The increase in operating expenses for the three months ended March 31, 1995, when compared to the same period in 1994, was primarily due to increases in professional services and salaries expenses. The increase in professional services expense was primarily due to service charges incurred for the participated private label and credit card finance receivables. The increase in salaries expense was primarily due to operational staffing increases to support the Company's growth.


Investing Activities

Net  cash  flows   from  investing  activities   include  funding   finance
receivables originated or purchased, which is the Company's primary requirement for cash, and principal collections on finance receivables, which is the Company's primary source of cash. Finance receivables originated or purchased increased for the three months ended March 31, 1995, when compared to the same period in 1994, primarily due to business development efforts and the aforementioned addition of the participated private label and credit card finance receivables to the Company's portfolio. Principal collections on finance receivables increased for the three months ended March 31, 1995, when compared to the same period in 1994, primarily due to the higher level of ANR. Also included in net cash flows from investing activities are the marketable securities purchased and sold by the insurance operations and the change in notes receivable from parent and affiliates.


Financing Activities

To the extent net cash flows from operating activities do not match net cash flows from investing activities, the Company adjusts its financing activities accordingly. Net cash flows from financing activities include proceeds from issuance of long-term debt and short-term debt as major sources of funds, and repayment of such borrowings and the payment of dividends as major uses of funds. The amount of dividends AGFC may pay is limited by restrictions contained in certain financing agreements. The Company's issuances of long-term debt for the three months ended March 31, 1995 reflect the funding of asset growth, the decrease in short-term notes payable, and maturing issues of long-term interest obligations.

The Company obtains funds through the issuance of a combination of fixed-rate debt, principally long-term, and floating-rate or short-term debt, principally commercial paper. The Company's mix of fixed-rate and floating-rate debt is a management decision based in part on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest conversion agreements and has used options on interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate debt, thereby limiting its exposure to interest rate movements.

The Company currently manages capital on the basis of maintaining its ratio of debt to tangible equity at approximately 6.5:1. Tangible equity is calculated as shareholder's equity less goodwill and net unrealized investment gains or losses on fixed-maturity marketable securities. The debt to equity ratio at March 31, 1995 increased when compared to March 31, 1994 primarily due to asset growth, net unrealized investment losses on fixed-maturity marketable securities, and goodwill amortization.


Credit Facilities

Credit facilities are maintained to support the issuance of commercial paper and as an additional source of funds for operating requirements. At March 31, 1995, the Company had a committed credit facility of $500.0 million and was an eligible borrower under $3.8 billion of committed credit facilities extended to American General and certain of its subsidiaries. The annual commitment fees for all committed facilities ranged from .07% to .125%. At March 31, 1995, the Company also had $367.0 million of uncommitted credit facilities and was an eligible borrower under $185.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At March 31, 1995, Company borrowings outstanding under all credit facilities were $195.9 million with remaining availability to the Company of $4.3 billion in committed facilities and $356.1 million in uncommitted facilities.

                       SELECTED FINANCIAL STATISTICS


The following table sets forth certain selected financial information and ratios of the Company and illustrates certain aspects of the Company's business for the periods indicated:

                                                At or for the
                                              Three Months Ended
                                                   March 31,
                                             1995            1994
                                            (dollars in thousands)
Average finance receivables
  net of unearned finance
  charges (ANR)                            $8,041,342    $5,881,089

Average borrowings                         $7,021,153    $5,651,815

Finance charges (annualized)
  as a percentage of ANR
  (yield)                                      17.94%        17.09%

Interest expense (annualized)
  as a percentage of average
  borrowings (borrowing cost)                   7.01%         6.41%

Spread between yield and
  borrowing cost                               10.93%        10.68%

Insurance revenues (annualized)
  as a percentage of ANR                        2.69%         2.67%

Operating expenses (annualized)
  as a percentage of ANR                        5.46%         5.66%

Return on average assets
  (annualized)                                  2.70%         2.75%

Return on average equity
  (annualized)                                 18.07%        17.07%

Net charge-offs (annualized)
  as a percentage of ANR
  (charge-off ratio)                            2.82%         2.05%

Allowance for finance receivable
  losses as a percentage of net
  finance receivables                           2.97%         2.64%

Ratio of earnings to fixed
  charges (refer to Exhibit 12
  herein for calculations)                      1.78          1.89

                                                 At March 31,
                                             1995            1994

Finance receivables any portion of
  which was 60 days or more past due
  (delinquency) as a percentage of
  related receivables (including
  unearned finance charges and
  excluding deferred origination
  costs, a fair value adjustment
  on finance receivables, and
  accrued interest)                            2.92%         2.42%

Debt to shareholder's equity less
  goodwill and net unrealized investment
  gains or losses on fixed-maturity
  marketable securities (Debt to tangible
  equity ratio)                                6.46          6.41

Debt to equity ratio                           5.13          4.78



                       ANALYSIS OF OPERATING RESULTS


Net income was $61.4 million for the three months ended March 31, 1995, compared to $51.9 million for the same 1994 period.


Finance Charges

Changes in finance charge revenues, the principal component of total revenues, are a function of period to period changes in the levels of ANR and yield. ANR for the three months ended March 31, 1995 increased when compared to the same period in 1994. Finance receivables increased primarily due to finance receivables originated or renewed due to business development efforts and the addition of the participated private label and credit card finance receivables to the Company's portfolio pursuant to a participation agreement entered into on December 31, 1994 with a subsidiary of AGFI. The yield during the three months ended March 31, 1995 increased when compared to the same period in 1994 primarily due to the increased proportion of higher-rate, non-real estate loans in the loan portfolio and higher yield on retail sales finance.


Insurance Revenues

Insurance revenues increased for the three months ended March 31, 1995, when compared to the same period in 1994, primarily due to an increase in earned premiums. Earned premiums increased primarily due to increased written premiums in prior periods. Written premiums increased primarily due to increased loan activity and insurance product introductions.

Other Revenues

Other revenues for the three months ended March 31, 1995 decreased when compared to the same period in 1994 primarily due to a decrease in interest revenue on notes receivable from parent and affiliates partially offset by an increase in investment revenue. The decrease in interest revenue on notes receivable from parent and affiliates resulted from the Company purchasing finance receivables originated by a subsidiary of AGFI pursuant to a participation agreement entered into on December 31, 1994. Such receivables were previously purchased by AGFI with funding provided by AGFC through an intercompany note. The increase in investment revenue was primarily due to an increase in invested assets, partially offset by a decline in investment portfolio yields. Investment portfolio yields declined primarily due to prepayments of higher yielding investments and lower reinvestment rates in recent years.


Interest Expense

Changes in interest expense are a function of period to period changes in average borrowings and borrowing cost. Average borrowings for the three months ended March 31, 1995 increased when compared to the same period in 1994 primarily to fund asset growth. The borrowing cost for the three months ended March 31, 1995 increased when compared to the same period in 1994 due to an increase in short-term borrowing cost, partially offset by a decrease in long-term borrowing cost. The increase in borrowing cost resulted in a decrease in the ratio of earnings to fixed charges for the three months ended March 31, 1995 when compared to the same period in 1994.


Operating Expenses

Operating expenses for the three months ended March 31, 1995 increased when compared to the same period in 1994 primarily due to increases in professional services and salaries expense. The increase in professional services expense was primarily due to service charges incurred for the participated private label and credit card finance receivables. The increase in salaries expense was primarily due to operational staffing increases to support the Company's growth.


Provision for Finance Receivable Losses

Provision for finance receivable losses for the three months ended March 31, 1995 increased when compared to the same period in 1994, due to increases in net charge-offs and amounts provided for the allowance for finance receivable losses. Net charge-offs increased due to the increases in charge-off ratios and ANR. Charge-off ratios increased due to the increase in such ratio on loans and the addition of the participated private label and credit cards to the finance receivable portfolio. The charge-off ratio on loans increased primarily due to the increase in charge-off ratio on non-real estate loans and the increased proportion of such loans in the loan portfolio. As expected, the increased proportion of non-real estate loans in the loan portfolio has contributed to both higher charge-off ratios and corresponding higher yields. However, the proportion of non-real estate loans in the loan portfolio at March 31, 1995 decreased when compared to December 31, 1994. The allowance for finance receivable losses increased primarily to bring the balance to appropriate levels based upon the balance of finance receivables, the portfolio mix, and the trends in delinquency, net charge-offs, and the economic climate.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses for the three months ended March 31, 1995 increased when compared to the same period in 1994 primarily due to an increase in claims and reserves, resulting from the increase in premiums written due to increased loan activity, partially offset by improved loss ratios.


Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 1995 increased when compared to the same period in 1994, due to higher taxable income.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Other than the lawsuits or proceedings disclosed previously, the Company is a defendant in various other lawsuits and proceedings arising in the normal course of business. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes that there are meritorious defenses for all of these claims and is defending them vigorously. The Company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the Company's consolidated results of operations and consolidated financial position.



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

    Current Report on Form 8-K dated April 11, 1995, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 7 1/4% Senior Notes due April 15, 2000.

    Current Report on Form 8-K dated April 25, 1995, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended March 31, 1995.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN GENERAL FINANCE CORPORATION
                                               (Registrant)



Date:  May 3, 1995                 By /s/ Philip M. Hanley
                                          Philip M. Hanley
                                      Senior Vice President and Chief
                                        Financial Officer
                                      (Duly Authorized Officer and Principal
                                        Financial Officer)

                               Exhibit Index



      Exhibits                                                       Page

(12)  Computation of ratio of earnings to fixed charges.              15

(27)  Financial Data Schedule.                                        16