Form 10-Q
period 1995-06-30
AMERICAN GENERAL FINANCE CORP
filed 1995-08-03
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June  30, 1995

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

The number of shares outstanding of the registrant's common stock at August 3, 1995 was 10,160,012.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements



           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)


                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1995       1994        1995       1994
                                         (dollars in thousands)

Revenues
  Finance charges              $369,341   $261,576    $727,153   $511,033
  Insurance                      56,468     43,627     110,610     82,869
  Other                          29,930     30,096      48,371     55,543

Total revenues                  455,739    335,299     886,134    649,445

Expenses
  Interest expense              127,373     97,172     249,438    187,574
  Operating expenses            120,559     86,867     230,404    170,046
  Provision for finance
    receivable losses            74,368     34,631     146,680     68,406
  Insurance losses and loss
    adjustment expenses          31,157     23,016      59,801     46,179

Total expenses                  353,457    241,686     686,323    472,205

Income before provision for
  income taxes                  102,282     93,613     199,811    177,240

Provision for Income Taxes       38,094     35,603      74,199     67,326


Net Income                     $ 64,188   $ 58,010    $125,612   $109,914




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)


                                                June 30,   December 31,
                                                   1995        1994
Assets                                          (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Real estate loans                          $2,871,189    $2,697,980
    Non-real estate loans                       2,775,107     2,656,386
    Retail sales finance                        2,196,149     2,072,831
    Credit cards                                  479,266       479,480

Net finance receivables                         8,321,711     7,906,677
Allowance for finance receivable
  losses                                         (255,922)     (225,922)
Net finance receivables, less allowance
  for finance receivable losses                 8,065,789     7,680,755

Marketable securities                             818,239       702,110
Cash and cash equivalents                          84,581        38,543
Goodwill                                          284,026       288,521
Other assets                                      211,297       208,769

Total assets                                   $9,463,932    $8,918,698


Liabilities and Shareholder's Equity

Long-term debt                                 $5,092,514    $4,265,226
Short-term notes payable:
  Commercial paper                              2,112,368     2,609,986
  Banks and other                                  50,409        20,477
Insurance claims and policyholder
  liabilities                                     479,069       466,883
Other liabilities                                 275,354       209,435
Accrued taxes                                      26,572        18,674

Total liabilities                               8,036,286     7,590,681

Shareholder's equity:
  Common stock                                      5,080         5,080
  Additional paid-in capital                      611,914       611,914
  Net unrealized investment gains (losses)         21,751       (18,407)
  Retained earnings                               788,901       729,430

Total shareholder's equity                      1,427,646     1,328,017

Total liabilities and shareholder's equity     $9,463,932    $8,918,698



See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                      1995          1994
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $125,612      $109,914
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses          146,680        68,406
    Depreciation and amortization                     55,746        61,703
    Deferral of finance receivable
      origination costs                              (40,409)      (39,558)
    Deferred federal income tax benefit               (3,237)       (3,857)
    Change in other assets and other liabilities      71,337        24,468
    Change in insurance claims and
      policyholder liabilities                        12,186        19,902
    Gain on finance receivables sold through
      securitization                                  (4,552)          -
    Other, net                                        (3,373)       (1,643)
Net cash provided by operating activities            359,990       239,335

Cash Flows from Investing Activities
  Finance receivables originated or purchased     (3,075,402)   (2,166,446)
  Principal collections on finance receivables     2,442,789     1,828,063
  Finance receivables sold through securitization    100,000           -
  Marketable securities purchased                    (93,270)      (84,838)
  Marketable securities called, matured and sold      40,490        45,832
  Change in notes receivable from parent
    and affiliates                                       -        (218,155)
  Other, net                                         (20,263)      (10,553)
Net cash used for investing activities              (605,656)     (606,097)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt         1,336,492       586,418
  Repayment of long-term debt                       (510,960)     (205,648)
  Change in short-term notes payable                (467,686)       82,713
  Dividends paid                                     (66,142)      (81,280)
Net cash provided by financing activities            291,704       382,203

Increase in cash and cash equivalents                 46,038        15,441
Cash and cash equivalents at beginning of period      38,543        11,793

Cash and cash equivalents at end of period          $ 84,581      $ 27,234


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                 $ 77,694      $ 70,326

  Interest paid                                     $231,041      $184,484


See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               June 30, 1995



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods and include the accounts of American General Finance Corporation (AGFC) and its subsidiaries (the Company). The subsidiaries are wholly-owned, and all intercompany items have been eliminated. Per share information is not included because AGFC is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at June 30, 1995 and December 31, 1994, its consolidated results of operations for the three months and six months ended June 30, 1995 and 1994, and its consolidated cash flows for the six months ended June 30, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

To conform with the 1995 presentation, certain items in the prior period have been reclassified.


Note 3.  Accounting Changes

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for 1) the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the business, and 2) long-lived assets and certain identifiable intangibles to be disposed of. This standard is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. Although the Company has not determined when SFAS 121 will be adopted, the Company does not anticipate a material effect on net income, liquidity, or capital related to the adoption of this standard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES


Overview

Management believes that the overall sources of cash and liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations and operational requirements.


Operating Activities

Net cash flows from operating activities include the receipt of finance charges on finance receivables, insurance premiums, and net investment revenue, the payment of interest on borrowings, operating expenses, contractual obligations to policyholders, and income taxes, and adjustments for non-cash items which reconcile net income to net cash from operating activities. See "Analysis of Operating Results" in Item 2. herein for information on the Company's revenues and expenses. See the Condensed Consolidated Statements of Cash Flows included in Item 1. herein for adjustments for non-cash items which reconcile net income to net cash from operating activities.


Investing Activities

Net cash flows from investing activities include funding finance receivables originated or purchased, the Company's primary requirement for cash, and principal collections on finance receivables, the Company's primary source of cash. Net cash flows from investing activities also include finance receivables sold through securitization and marketable securities purchased and sold by the insurance operations.

Finance receivables originated or purchased increased for the six months ended June 30, 1995, when compared to the same period in 1994, primarily due to business development efforts and the addition of participated private label and credit card finance receivables to the Company's portfolio pursuant to a participation agreement entered into on December 31, 1994 with a subsidiary of AGFI. Principal collections on finance receivables increased for the six months ended June 30, 1995, when compared to the same period in 1994, primarily due to the higher level of average finance receivables net of unearned finance charges (ANR).

On May 17, 1995, the Company sold $100.0 million of finance receivables through securitization with limited recourse. At June 30, 1995, the amount of finance receivables sold through securitization remained at $100.0 million. Although the Company continues to service these finance receivables, the securitization was treated as a sale for financial reporting purposes. Accordingly, the finance receivables sold through securitization are not reflected on the Company's balance sheet. In addition, securitization of finance receivables results in effectively recording finance charge revenues and provision for finance receivable losses on such finance receivables sold in other revenues.

Financing Activities

To the extent net cash flows from operating activities do not match net cash flows from investing activities, the Company adjusts its financing activities accordingly. The major sources of cash flows from financing activities include proceeds from issuance of long-term debt and short-term debt, and the major uses of cash flows from financing activities include repayments of maturing debt and dividend payments to the Company's shareholder. The amount of dividends AGFC may pay is effectively limited by restrictions contained in certain financing agreements.

The Company's issuances of long-term debt for the six months ended June 30, 1995 reflect the funding of asset growth, the repayment of maturing issues of long-term interest obligations, and the decrease in short-term notes payable.

The Company obtains funds through the issuance of a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. The Company's mix of fixed-rate and floating-rate debt is determined by management based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest conversion agreements and has used options on interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate debt, thereby limiting its exposure to interest rate movements.

The Company currently manages capital to maintain its ratio of debt to tangible equity at approximately 6.5:1. Tangible equity is calculated as shareholder's equity less goodwill and net unrealized investment gains or losses on fixed-maturity marketable securities. Managing capital to the debt to tangible equity ratio resulted in an increase in the debt to equity ratio at June 30, 1995 when compared to June 30, 1994, primarily due to asset growth and goodwill amortization, partially offset by net unrealized investment gains on fixed-maturity marketable securities.


Credit Facilities

Credit facilities are maintained to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 1995, the Company had a committed credit facility of $500.0 million and was an eligible borrower under $2.8 billion of committed credit facilities extended to American General and certain of its subsidiaries. The annual commitment fees for all committed facilities ranged from .07% to .11%. The Company pays commitment fees for the committed credit facilities extended to American General and certain of its subsidiaries only on its allocated portion which at June 30, 1995 was $1.6 billion. At June 30, 1995, the Company also had $356.0 million of uncommitted credit facilities and was an eligible borrower under $185.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At June 30, 1995, Company borrowings outstanding under all credit facilities totalled $203.9 million with remaining availability to the Company of $3.3 billion in committed facilities and $337.1 million in uncommitted facilities.

                       SELECTED FINANCIAL INFORMATION


The following table sets forth certain selected financial information of the Company for the periods indicated:


                                At or for the            At or for the
                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             1995            1994     1995            1994
                                        (dollars in thousands)

ANR - average finance
  receivables net of
  unearned finance charges  $8,248,633  $6,016,397   $8,144,988  $5,948,743

Average borrowings          $7,246,175  $5,885,741   $7,134,285  $5,769,424

Yield - finance charges
  (annualized) as a
  percentage of ANR             17.94%      17.42%       17.94%      17.25%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     7.12%       6.61%        7.06%       6.51%

Spread between yield
  and borrowing cost            10.82%      10.81%       10.88%      10.74%

Insurance revenues
  (annualized) as a
  percentage of ANR              2.74%       2.90%        2.72%       2.79%

Operating expenses
  (annualized) as a
  percentage of ANR              5.85%       5.78%        5.66%       5.72%

Return on average assets
  (annualized)                   2.73%       2.97%        2.72%       2.86%

Return on average equity
  (annualized)                  18.11%      19.04%       18.09%      18.06%

Charge-off ratio -
  net charge-offs
  (annualized) as a
  percentage of ANR              2.94%       2.00%        2.88%       2.02%

Allowance ratio -
  allowance for finance
  receivable losses as a
  percentage of net
  finance receivables              -           -          3.08%       2.63%

                                                      At or for the
                                                     Six Months Ended
                                                         June 30,
                                                     1995        1994


Ratio of earnings to fixed charges (refer to
  Exhibit 12 herein for calculations)                1.78        1.92

Delinquency ratio - finance receivables any
  portion of which was 60 days or more past
  due as a percentage of related receivables
  (including unearned finance charges and
  excluding deferred origination costs, a
  fair value adjustment on finance receivables,
  and accrued interest)                              3.05%       2.53%

Debt to tangible equity ratio - debt to
  shareholder's equity less goodwill and
  net unrealized investment gains or losses
  on fixed-maturity marketable securities            6.47        6.49

Debt to equity ratio                                 5.08        4.96



                       ANALYSIS OF OPERATING RESULTS


Net income increased $6.2 million, or 11%, for the three months ended June 30, 1995 and $15.7 million, or 14%, for the six months ended June 30, 1995 when compared to the same periods in 1994.


Finance Charges

Finance charge revenues increased $107.8 million, or 41%, for the three months ended June 30, 1995 and $216.1 million, or 42%, for the six months ended June 30, 1995 when compared to the same periods in 1994, due to increases in ANR and yields. ANR increased primarily due to the addition of participated private label and credit card finance receivables to the Company's portfolio pursuant to a participation agreement entered into on December 31, 1994 with a subsidiary of AGFI and growth in the loan and retail sales finance portfolios resulting from business development efforts. The yield during the three months and six months ended June 30, 1995 increased when compared to the same periods in 1994 primarily due to higher yield on loans as a result of the amortization of premiums on certain purchased finance receivables which were fully amortized in the second quarter of 1994. The increase in yield for the six months ended June 30, 1995 when compared to the same period in 1994 also reflected higher yield on retail sales finance.

Insurance Revenues

Insurance revenues increased $12.8 million, or 29%, for the three months ended June 30, 1995 and $27.7 million, or 33%, for the six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to an increase in earned premiums. Earned premiums increased primarily due to increased written premiums in prior periods. Written premiums increased primarily due to increased loan volumes and the introduction of a new insurance product.


Other Revenues

Other revenues decreased $.2 million, or 1%, for the three months ended June 30, 1995 and $7.2 million, or 13%, for the six months ended June 30, 1995 when compared to the same periods in 1994 primarily due to a decrease in interest revenue on notes receivable from parent and affiliates partially offset by an increase in servicing fee income on private label and credit card finance receivables, the gain on finance receivables sold through securitization, and an increase in investment revenue. The decrease in interest revenue on notes receivable from parent and affiliates resulted from the Company purchasing finance receivables, originated by a subsidiary of AGFI, pursuant to a participation agreement entered into on December 31, 1994. Such receivables were previously purchased by AGFI with funding provided by AGFC through an intercompany note. The increase in servicing fee income resulted from the transfer of Service Bureau of Indiana, Inc. (SBI), previously a subsidiary of AGFI, to AGFC in the second quarter of 1995. SBI services the private label and credit card accounts for a subsidiary of AGFI. The increase in investment revenue reflects growth in invested assets, partially offset by a decline in investment portfolio yields. Investment portfolio yields declined primarily due to prepayments of higher yielding investments and lower reinvestment rates in recent years.


Interest Expense

Interest expense increased $30.2 million, or 31%, for the three months ended June 30, 1995 and $61.9 million, or 33%, for the six months ended
June 30, 1995 when compared to the same periods in 1994, due to increases in average borrowings and borrowing cost. Average borrowings for the three months and six months ended June 30, 1995 increased when compared to the same periods in 1994 primarily to fund asset growth. The borrowing cost for the three months and six months ended June 30, 1995 increased when compared to the same periods in 1994 due to an increase in short-term borrowing cost, partially offset by a decrease in long-term borrowing cost. The increase in borrowing cost contributed to a decrease in the ratio of earnings to fixed charges for the six months ended June 30, 1995 when compared to the same period in 1994.

Operating Expenses

Operating expenses increased $33.7 million, or 39%, for the three months ended June 30, 1995 and $60.4 million, or 35%, for the six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to increases in professional services and salaries expense. The increase in professional services expense was primarily due to service charges incurred for the participated private label and credit card finance receivables. The increase in salaries expense reflects operational staffing increases to support the Company's growth.


Provision for Finance Receivable Losses

Provision for finance receivable losses increased $39.7 million, or 115% for the three months ended June 30, 1995 and $78.3 million, or 114%, for the six months ended June 30, 1995 when compared to the same periods in 1994, due to increases in net charge-offs and amounts provided for the allowance for finance receivable losses. Net charge-offs increased due to the increases in the charge-off ratio and ANR. Charge-off ratios increased due to the increase in such ratio on loans and the addition of participated private label and credit cards to the finance receivable portfolio. The charge-off ratio on loans increased primarily due to the increase in such ratio on non-real estate loans. ANR increased primarily due to the addition of participated private label and credit card finance receivables to the Company's portfolio and growth resulting from business development efforts. Amounts provided for the allowance for finance receivable losses increased primarily to bring the balance to appropriate levels based upon the balance of finance receivables, the portfolio mix, and the trends in delinquency, net charge-offs, and the economic climate.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses increased $8.1 million, or 35%, for the three months ended June 30, 1995 and $13.6 million, or 29%, for the six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to an increase in claims and reserves, resulting from increased insurance premiums written. The increase in insurance losses and loss adjustment expenses for the six months ended June 30, 1995 when compared to the same period in 1994, was partially offset by the effect of improved loss ratios.


Provision for Income Taxes

Provision for income taxes increased $2.5 million, or 7%, for the three months ended June 30, 1995 and $6.9 million, or 10%, for the six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to higher taxable income.

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

     Current Report on Form 8-K dated May 5, 1995 with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 7 1/4% Senior Notes due May 15, 2005.

     Current Report on Form 8-K dated July 25, 1995, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended June 30, 1995.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE CORPORATION
                                              (Registrant)



Date:  August 3, 1995             By /s/ Philip M. Hanley
                                         Philip M. Hanley
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of ratio of earnings to fixed charges.             15

(27)  Financial Data Schedule.                                       16