Form 10-Q
period 1995-09-30
AMERICAN GENERAL FINANCE CORP
filed 1995-11-13
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September  30, 1995

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

The number of shares outstanding of the registrant's common stock at November 13, 1995 was 10,160,012.

PAGE> 2

                     PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements



           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)


                             Three Months Ended      Nine Months Ended
                                September 30,           September 30,
                               1995       1994        1995        1994
                                       (dollars in thousands)

Revenues
  Finance charges            $383,483   $275,468   $1,110,636  $  786,501
  Insurance                    55,232     46,137      165,842     129,006
  Other                        19,891     35,105       61,207      90,648

Total revenues                458,606    356,710    1,337,685   1,006,155

Expenses
  Interest expense            128,566    105,308      378,004     292,882
  Operating expenses          121,796     84,469      345,145     254,515
  Provision for finance
    receivable losses         113,583     42,679      260,263     111,085
  Insurance losses and loss
    adjustment expenses        32,041     24,696       91,842      70,875

Total expenses                395,986    257,152    1,075,254     729,357

Income before provision for
  income taxes                 62,620     99,558      262,431     276,798

Provision for Income Taxes      6,229     36,823       80,428     104,149


Net Income                   $ 56,391   $ 62,735   $  182,003  $  172,649




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)


                                             September 30, December 31,
                                                1995            1994
Assets                                         (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $2,895,248      $2,697,980
    Non-real estate loans                     2,779,251       2,656,386
    Retail sales finance                      2,213,632       2,072,831
    Credit cards                                542,383         479,480

Net finance receivables                       8,430,514       7,906,677
Allowance for finance receivable
  losses                                       (305,361)       (225,922)
Net finance receivables, less allowance
  for finance receivable losses               8,125,153       7,680,755

Marketable securities                           845,397         702,110
Cash and cash equivalents                       117,421          38,543
Goodwill                                        281,779         288,521
Other assets                                    248,504         208,769

Total assets                                 $9,618,254      $8,918,698


Liabilities and Shareholder's Equity

Long-term debt                               $4,933,195      $4,265,226
Short-term notes payable:
  Commercial paper                            2,356,632       2,609,986
  Banks and other                                76,500          20,477
Insurance claims and policyholder
  liabilities                                   488,499         466,883
Other liabilities                               299,828         209,435
Accrued taxes                                    18,969          18,674

Total liabilities                             8,173,623       7,590,681

Shareholder's equity:
  Common stock                                    5,080           5,080
  Additional paid-in capital                    611,914         611,914
  Net unrealized investment gains (losses)       24,713         (18,407)
  Retained earnings                             802,924         729,430

Total shareholder's equity                    1,444,631       1,328,017

Total liabilities and shareholder's equity   $9,618,254      $8,918,698



See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                      1995          1994
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $182,003      $172,649
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses          260,263       111,085
    Depreciation and amortization                     81,343        87,178
    Deferral of finance receivable
      origination costs                              (57,700)      (58,883)
    Deferred federal income tax benefit              (26,980)      (11,183)
    Change in other assets and other liabilities      84,245        15,122
    Change in insurance claims and
      policyholder liabilities                        21,616        32,678
    Gain on finance receivables sold through
      securitization                                  (4,552)          -
    Other, net                                        (9,928)         (659)
Net cash provided by operating activities            530,310       347,987

Cash Flows from Investing Activities
  Finance receivables originated or purchased     (4,474,101)   (3,285,526)
  Principal collections on finance receivables     3,673,610     2,731,660
  Finance receivables sold through securitization    100,000           -
  Marketable securities purchased                   (145,094)     (134,754)
  Marketable securities called, matured and sold      70,817        64,154
  Change in notes receivable from parent
    and affiliates                                       -        (411,572)
  Other, net                                         (36,151)      (15,097)
Net cash used for investing activities              (810,919)   (1,051,135)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt         1,496,087       677,632
  Repayment of long-term debt                       (830,760)     (421,450)
  Change in short-term notes payable                (197,331)      546,235
  Dividends paid                                    (108,509)      (93,980)
Net cash provided by financing activities            359,487       708,437

Increase in cash and cash equivalents                 78,878         5,289
Cash and cash equivalents at beginning of period      38,543        11,793

Cash and cash equivalents at end of period          $117,421      $ 17,082


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                 $118,874      $110,100

  Interest paid                                     $355,582      $282,074


See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                            September 30, 1995



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


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at September 30, 1995 and December 31, 1994, its consolidated results of operations for the three months and nine months ended September 30, 1995 and 1994, and its consolidated cash flows for the nine months ended September 30, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

To conform with the 1995 presentation, certain items in the prior period have been reclassified.


Note 3.  Accounting Changes

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for 1) the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the business, and 2) long-lived assets and certain identifiable intangibles to be disposed of. This standard is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. The Company will adopt SFAS 121 during fourth quarter 1995, effective January 1, 1995. Application of the statement as of January 1, 1995 will not materially impact previously reported net income for interim periods of 1995.

Note 4.  Derivative Financial Instruments

AGFC makes very limited use of derivative financial instruments to manage the cost of debt and does not use derivatives for speculative purposes. AGFC uses interest rate swap agreements to reduce its exposure to future fluctuations in interest rates. AGFC's use of swap agreements did not have a material effect on the Company's weighted-average borrowing rate or reported interest expense in the first nine months of 1995.

During the nine months ended September 30, 1995, AGFC entered into five interest rate swap agreements with terms of two to three years and with a total notional amount of $200 million. These swap agreements effectively convert short-term and medium-term floating-rate debt to a fixed-rate basis. At September 30, 1995, outstanding interest rate swaps totaled $590 million of notional amount, with an average fixed pay rate of 8.07% and an average floating receive rate of 5.95%.

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

Finance receivables originated or purchased increased for the nine months ended September 30, 1995, when compared to the same period in 1994, primarily due to the addition of participated private label and credit card finance receivables to the Company's portfolio pursuant to a participation agreement entered into on December 31, 1994 with a subsidiary of AGFI and business development efforts. Principal collections on finance receivables increased for the nine months ended September 30, 1995, when compared to the same period in 1994, primarily due to the higher level of average finance receivables net of unearned finance charges (average net receivables).

On May 17, 1995, the Company sold $100.0 million of finance receivables through securitization with limited recourse. At September 30, 1995, the amount of finance receivables sold through securitization remained at $100.0 million. Although the Company continues to service these finance receivables, the securitization was treated as a sale with an immaterial gain for financial reporting purposes. Accordingly, the finance receivables sold through securitization are not reflected on the Company's balance sheet. In addition, securitization of finance receivables results in effectively recording finance charge revenues and provision for finance receivable losses on such finance receivables sold in other revenues.

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

The Company's issuances of long-term debt for the nine months ended September 30, 1995 reflect the repayment of maturing issues of long-term interest obligations, the funding of asset growth, and the decrease in short-term notes payable.

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

The Company currently manages capital to maintain its ratio of debt to tangible equity at approximately 6.5:1. Tangible equity is calculated as shareholder's equity less goodwill and net unrealized investment gains or losses on fixed-maturity marketable securities. Managing capital to the debt to tangible equity ratio resulted in an increase in the debt to equity ratio at September 30, 1995 when compared to September 30, 1994, primarily due to asset growth and goodwill amortization, partially offset by net unrealized investment gains on fixed-maturity marketable securities.


Credit Facilities

Credit facilities are maintained to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 1995, the Company had a committed credit facility of $500.0 million and was an eligible borrower under $2.8 billion of committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). The annual commitment fees for all committed facilities ranged from .07% to .11%. The Company pays commitment fees for the shared committed facilities only on its allocated portion which at September 30, 1995 was $1.6 billion. On October 2, 1995, the $2.8 billion of shared committed facilities were reduced to $2.4 billion, and the Company's allocated portion remained at $1.6 billion. At September 30, 1995, the Company also had $341.0 million of uncommitted credit facilities and was an eligible borrower under $185.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At September 30, 1995, Company borrowings outstanding under all credit facilities totalled $202.9 million with remaining availability to the Company of $3.3 billion in committed facilities and $323.1 million in uncommitted facilities.

                       SELECTED FINANCIAL INFORMATION


The following table sets forth certain selected financial information of the Company for the periods indicated:


                                 At or for the            At or for the
                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                             1995            1994     1995            1994
                                        (dollars in thousands)

Average net receivables     $8,386,605  $6,236,083   $8,225,527  $6,044,523

Average borrowings          $7,399,111  $6,279,337   $7,224,254  $5,941,263

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables               18.20%      17.59%       18.03%      17.37%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     7.07%       6.70%        7.06%       6.58%

Spread between yield
  and borrowing cost            11.13%      10.89%       10.97%      10.79%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                2.63%       2.96%        2.69%       2.85%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                5.81%       5.42%        5.59%       5.61%

Return on average assets
  (annualized)                   2.35%       3.05%        2.59%       2.93%

Return on average equity
  (annualized)                  15.55%      19.97%       17.22%      18.71%

Charge-off ratio -
  net charge-offs
  (annualized) as a
  percentage of average
  net receivables                3.22%       2.25%        2.99%       2.10%

Allowance ratio -
  allowance for finance
  receivable losses as a
  percentage of net
  finance receivables              -           -          3.62%       2.67%

                                                       At or for the
                                                     Nine Months Ended
                                                       September 30,
                                                     1995        1994

Ratio of earnings to fixed charges (refer to
  Exhibit 12 herein for calculations)                1.67        1.92

Delinquency ratio - finance receivables any
  portion of which was 60 days or more past
  due as a percentage of related receivables
  (including unearned finance charges and
  excluding deferred origination costs, a
  fair value adjustment on finance receivables,
  and accrued interest)                              3.75%       2.79%

Debt to tangible equity ratio - debt to
  shareholder's equity less goodwill and
  net unrealized investment gains or losses
  on fixed-maturity marketable securities            6.47        6.49

Debt to equity ratio                                 5.10        5.05



                       ANALYSIS OF OPERATING RESULTS

Net income decreased $6.3 million, or 10%, for the three months ended September 30, 1995 and increased $9.4 million, or 5%, for the nine months ended September 30, 1995 when compared to the same periods in 1994.


Finance Charges

Finance charge revenues increased $108.0 million, or 39%, for the three months ended September 30, 1995 and $324.1 million, or 41%, for the nine months ended September 30, 1995 when compared to the same periods in 1994, due to increases in average net receivables and yields. Average net receivables increased primarily due to the addition of participated private label and credit card finance receivables to the Company's portfolio pursuant to a participation agreement entered into on December 31, 1994 with a subsidiary of AGFI and growth in the loan and retail sales finance portfolios resulting from business development efforts. The yield during the three months and nine months ended September 30, 1995 increased when compared to the same periods in 1994 primarily due to higher yield on loans and retail sales finance. The loan yield increased primarily due to higher yield on real estate loans, resulting from the higher interest rate environment, and rate management. The increase in loan yield for the nine months ended September 30, 1995 when compared to the same period in 1994 also reflected the change in the amortization of premiums on certain purchased finance receivables which were fully amortized in the second quarter of 1994. The retail sales finance yield increased due to higher yield on retail sales contracts reflecting improved pricing strategies and market conditions.

Insurance Revenues

Insurance revenues increased $9.1 million, or 20%, for the three months ended September 30, 1995 and $36.8 million, or 29%, for the nine months ended September 30, 1995 when compared to the same periods in 1994, primarily due to an increase in earned premiums. Earned premiums increased primarily due to increased written premiums in prior periods. Written premiums increased primarily due to the introduction of a new insurance product and higher credit insurance sales on increased year-to-date loan volumes. Insurance revenues as a percentage of average net receivables decreased due to the addition of the participated private label and credit cards to the finance receivable portfolio.


Other Revenues

Other revenues decreased $15.2 million, or 43%, for the three months ended September 30, 1995 and $29.4 million, or 32%, for the nine months ended September 30, 1995 when compared to the same periods in 1994 primarily due to a decrease in interest revenue on notes receivable from parent and affiliates partially offset by an increase in investment revenue. The decrease in interest revenue on notes receivable from parent and affiliates resulted from the Company purchasing finance receivables, originated by a subsidiary of AGFI, pursuant to a participation agreement entered into on December 31, 1994. Such receivables were previously purchased by AGFI with funding provided by AGFC through an intercompany note. The increase in investment revenue is primarily due to growth in invested assets for the insurance operations. The decrease in other revenues for the nine months ended September 30, 1995 when compared to the same period in 1994 was also partially offset by the gain on finance receivables sold through securitization.


Interest Expense

Interest expense increased $23.3 million, or 22%, for the three months ended September 30, 1995 and $85.1 million, or 29%, for the nine months ended September 30, 1995 when compared to the same periods in 1994, due to increases in average borrowings and borrowing cost. Average borrowings for the three months and nine months ended September 30, 1995 increased when compared to the same periods in 1994 primarily to fund asset growth. The borrowing cost for the three months ended September 30, 1995 increased when compared to the same period in 1994 due to an increase in short-term and long-term borrowing cost. The borrowing cost for the nine months ended September 30, 1995 increased when compared to the same period in 1994 due to an increase in short-term borrowing cost, partially offset by a decrease in long-term borrowing cost. The increase in borrowing cost, as well as the reduction in pretax income, contributed to a decrease in the ratio of earnings to fixed charges for the nine months ended September 30, 1995 when compared to the same period in 1994.

Operating Expenses

Operating expenses increased $37.3 million, or 44%, for the three months ended September 30, 1995 and $90.6 million, or 36%, for the nine months ended September 30, 1995 when compared to the same periods in 1994, primarily due to increases in salaries and growth-related expenses. The increase in salaries expense reflects operational staffing increases to support the Company's growth and collection efforts on the increased level of delinquent finance receivables. Since September 30, 1994, the Company has increased its finance receivable portfolio by over one million accounts, and increased net finance receivables by $2.1 billion, or 33%, and opened over 150 new consumer finance offices. The Company has added 2,000 employees, including 1,250 branch employees and 750 employees to process the private label and credit card finance receivables. Other growth-related expenses contributing to the increase in operating expenses include data processing, supplies and postage, credit and collection expenses, commissions, and occupancy costs.


Provision for Finance Receivable Losses

The Company's operational strategy has been focused on improving its risk-adjusted returns by extending credit to customers with risk characteristics somewhat higher than those traditionally serviced by the Company. Since 1991, the number of customer accounts serviced increased by 2.3 million, net finance receivables increased $3.3 billion, yield increased to 18.20% for the three months ended September 30, 1995 from 16.43% for the year ended December 31, 1991 and insurance revenues as a percentage of average net receivables increased to 2.63% for the three months ended September 30, 1995 from 2.26% for the year ended December 31, 1991. This strategy anticipated increased levels of delinquency and net charge-offs. However, the delinquency ratios and the charge-off ratios currently experienced by the Company are higher than anticipated.

Recent economic statistics suggest that the U.S. economy remains in a four year expansion and that employment is improving in both absolute and relative terms. However, other reports suggest consumers may be becoming overextended in their ability to repay obligations as evidenced by increased consumer debt outstanding and increased frequency of personal bankruptcies. Several financial services companies that have not adopted strategies of accepting higher credit risks have also recently reported increased levels of delinquency and net charge-offs, suggesting that systemic economic conditions are partly the cause of the Company's higher-than-anticipated delinquency ratios and charge-off ratios.

Provision for finance receivable losses increased $70.9 million, or 166%, for the three months ended September 30, 1995 and $149.2 million, or 134%, for the nine months ended September 30, 1995 when compared to the same periods in 1994, due to increases in net charge-offs and amounts provided for the allowance for finance receivable losses.

Net charge-offs for the three months ended September 30, 1995 increased to $67.4 million from $60.4 million in the prior quarter and $34.9 million in third quarter 1994. Net charge-offs for the nine months ended September 30, 1995 increased to $184.0 million from $94.8 in the prior year period. The charge-off ratio for the three months ended September 30, 1995 increased to 3.22% from 2.94% in the prior quarter and 2.25% in third quarter 1994. The charge-off ratio for the nine months ended September 30, 1995 increased to 2.99% from 2.10% in the prior year period. The delinquency ratio at September 30, 1995 increased to 3.75% compared to 3.05% at June 30, 1995 and 2.79% at September 30, 1994.

The charge-off ratio increased more than anticipated in the third quarter of 1995 due to the increase in such ratio on loans and the addition of participated private label and credit cards to the finance receivable portfolio. The charge-off ratio on loans increased primarily due to the increase in such ratio on non-real estate loans.

Average net receivables for the three months ended September 30, 1995 increased $138.0 million, or 2%, from the prior quarter and $2.2 billion, or 34%, from third quarter 1994. Average net receivables for the nine months ended September 30, 1995 increased $2.2 billion, or 36%, from the prior year period. Average net receivables increased primarily due to the addition of participated private label and credit card finance receivables to the Company's portfolio and the rapid growth resulting from business development efforts.

During the third quarter of 1995, the Company increased the allowance for finance receivable losses by $49.4 million primarily due to the higher than anticipated increase in delinquencies and net charge-offs in third quarter 1995. This additional reserving increased the allowance ratio to 3.62% at September 30, 1995 compared to 3.08% at June 30, 1995 and 2.67% at
September 30, 1994 and increased the allowance for finance receivable losses to the high end of the Company's historic 1.2 to 1.3 range for the ratio of allowance to prior twelve months' net charge-offs.

The Company anticipates future increases in delinquencies and net charge-offs due to lower credit quality associated with the substantial growth in finance receivables in mid- to late- 1994. In response, the Company is adopting an action program for improving credit quality that includes raising underwriting standards and slowing receivable growth (other than real estate loan growth), while stressing collections and improving branch office training. This action program will be accomplished by redirecting Company resources rather than employing additional resources. Although no substantial improvement is anticipated in fourth quarter 1995, management believes that the impact of these corrective actions will be realized during 1996. A significant deterioration in the U.S. economic climate, which is not currently anticipated, could delay this corrective program's results.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses increased $7.3 million, or 30%, for the three months ended September 30, 1995 and $21.0 million, or 30%, for the nine months ended September 30, 1995 when compared to the same periods in 1994, primarily due to an increase in claims and reserves. The increase in claims of $4.7 million for the quarter and $10.2 million year-to-date resulted from higher credit insurance sales on increased year-to-date loan volumes. The increase in benefit reserves of $2.6 million for the quarter and $10.8 million year-to-date related to a new life insurance product sold in 1995.

Provision for Income Taxes

The provision for income taxes decreased $30.6 million, or 83%, for the three months ended September 30, 1995 and $23.7 million, or 23%, for the nine months ended September 30, 1995 when compared to the same periods in 1994. The decrease in the provision for income taxes is primarily due to a non-recurring state income tax adjustment recorded in the third quarter of 1995 and lower taxable income. In October 1995, the Company received a state income tax refund from a state in which the Company does business as a result of filing an amended state income tax return. Receipt of this refund substantiated the Company's net operating loss (NOL) carryforward for that state which was created by an unusual state income tax exclusion allowed by the tax law in effect in prior periods, which was subsequently modified. In accordance with SFAS 109, "Accounting for Income Taxes," the Company recognized a benefit in third quarter 1995 related to utilization of the NOL carryforward since it is more likely than not that the benefit will be realized.

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

     Current Report on Form 8-K dated October 24, 1995, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended September 30, 1995.

     Current Report on Form 8-K dated November 8, 1995, with respect to the election of Frederick W. Geissinger as Chairman and Chief Executive Officer of AGFI and the Company.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE CORPORATION
                                              (Registrant)



Date:  November 13, 1995          By /s/ Philip M. Hanley
                                         Philip M. Hanley
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                              Exhibit Index



      Exhibits                                                      Page

(12)  Computation of ratio of earnings to fixed charges.             18

(27)  Financial Data Schedule.                                       19