Form 10-K
period 1995-12-31
AMERICAN GENERAL FINANCE CORP
filed 1996-03-20
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1995

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

At March 20, 1996, no voting stock of the registrant was held by a non-affiliate.

At March 20, 1996, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                             TABLE OF CONTENTS




           Item                                                     Page

Part I      1. Business . . . . . . . . . . . . . . . . . . . . . . .  3

            2. Properties . . . . . . . . . . . . . . . . . . . . . . 14

            3. Legal Proceedings  . . . . . . . . . . . . . . . . . . 15

            4. Submission of Matters to a Vote of Security Holders. .  *

Part II     5. Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . 15

            6. Selected Financial Data  . . . . . . . . . . . . . . . 16

            7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . 16

            8. Financial Statements and Supplementary Data  . . . . . 27

            9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . **

Part III   10. Directors and Executive Officers of the Registrant . .  *

           11. Executive Compensation . . . . . . . . . . . . . . . .  *

           12. Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . . . .  *

           13. Certain Relationships and Related Transactions . . . .  *

Part IV    14. Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K  . . . . . . . . . . . . . . . . . . . . 58



      * Items 4, 10, 11, 12, and 13 are not included, as per conditions met by Registrant set forth in General Instructions J(1)(a) and
          (b) of Form 10-K.

     ** Item 9 is not included, as no information was required by Item 304 of Regulation S-K.

                                   PART I


Item 1.  Business.


                                  GENERAL


American General Finance Corporation (hereinafter referenced as "AGFC" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company") was incorporated under the laws of the State of Indiana in 1927 as successor to a business started in 1920. All of the common stock of AGFC is owned by American General Finance, Inc. (AGFI), which was incorporated under the laws of the State of Indiana in 1974. Since 1982, AGFI has been a direct or indirect wholly-owned subsidiary of American General Corporation (American General), the parent company of one of the nations's largest diversified financial services organizations. Headquartered in Houston, Texas, American General's operating subsidiaries are leading providers of retirement annuities, consumer loans, and life insurance. American General, a Texas corporation, is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

AGFC is a financial services holding company, the subsidiaries of which are engaged primarily in the consumer finance and credit insurance business. The credit insurance operations are conducted by Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both subsidiaries of AGFC, as a part of the Company's consumer finance business.

At December 31, 1995, the Company had 1,373 offices in 39 states, Puerto Rico, and the U.S. Virgin Islands and approximately 9,800 employees. The Company's executive offices are located in Evansville, Indiana.


Selected Financial Information

The following table sets forth certain selected financial information of the Company for the years indicated:

                                      1995         1994         1993
                                          (dollars in thousands)
Average finance receivables net
  of unearned finance charges
  (average net receivables)        $8,269,663   $6,146,644   $5,776,256

Average borrowings                 $7,209,923   $6,171,265   $5,453,440

Yield - finance charges as a
  percentage of average net
  receivables                          18.01%       17.42%       16.87%

Borrowing cost - interest
  expense as a percentage of
  average borrowings                    7.03%        6.67%        6.77%

Item 1.  Continued

                                        1995         1994         1993

Spread between yield and
  borrowing cost                       10.98%       10.75%       10.10%

Insurance revenues as a
  percentage of average
  net receivables                       2.69%        2.93%        2.46%

Operating expenses as a
  percentage of average
  net receivables                       5.64%        5.44%        5.26%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                           5.88%        2.86%        2.60%

Charge-off ratio (defined in
  "Consumer Finance Operations -
  Finance Receivable Loss and
  Delinquency Experience" in
  Item 1. herein.)                      3.77%        2.20%        2.01%

Delinquency ratio - 60 days or more
  (defined in "Consumer Finance
  Operations - Finance Receivable
  Loss and Delinquency Experience"
  in Item 1. herein.)                   4.15%        2.89%        2.54%

Return on average assets                 .98%        2.99%        2.61%

Return on average assets before
  deducting cumulative effect
  of accounting changes                  .98%        2.99%        2.79%

Return on average equity                6.49%       19.51%       16.39%

Return on average equity before
  deducting cumulative effect
  of accounting changes                 6.49%       19.51%       17.30%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 herein
  for calculations)                     1.24         1.92         1.86

Debt to tangible equity ratio -
  debt to equity less goodwill
  and net unrealized gains or
  losses on fixed-maturity
  investment securities                 6.43         6.52         6.46

Debt to equity ratio                    5.02         5.19         4.67

Item 1.  Continued


                        CONSUMER FINANCE OPERATIONS


Through its subsidiaries, the Company makes loans directly to individuals, purchases retail sales contract obligations of individuals, and offers credit card services. On December 31, 1994, the Company entered into a participation agreement whereby the Company purchases all of the private label (which are included in retail sales finance) and credit card finance receivables originated by American General Financial Center (AGFC-Utah), a subsidiary of AGFI.

In its lending operations, the Company generally takes a security interest in real property and/or personal property of the borrower. Of the loans outstanding at December 31, 1995, 90% were secured by such property. At December 31, 1995, mortgage loans (generally second mortgages) accounted for 51% of the aggregate dollar amount of loans outstanding and 10% of the total number of loans outstanding; compared to 50% and 10%, respectively, at December 31, 1994. Loans secured by real property generally have maximum original terms of 180 months. Loans secured by personal property or that are unsecured generally have maximum original terms of 60 months.

In its retail operations, the Company purchases retail sales contracts arising from the retail sale of consumer goods and services, issues private label credit cards for various business entities, and purchases private label receivables originated by AGFC-Utah pursuant to the participation agreement entered into on December 31, 1994. Retail sales contracts are primarily closed-end accounts which consist of a single purchase. Private label are open-end revolving accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have a maximum original term of 60 months. Private label are secured by a purchase money security interest in the goods purchased and generally require minimum monthly payments based on current balances.

In its credit card operations, the Company purchases MasterCard and VISA credit card receivables originated by AGFC-Utah pursuant to the participation agreement entered into on December 31, 1994. Credit cards are unsecured and require minimum monthly payments based on current balances.


Finance Receivables

The table on the following page sets forth certain information concerning finance receivables of the Company. All finance receivable data in this report (except as otherwise indicated) are calculated on a net basis -- that is, after deduction of unearned finance charges but before deduction of an allowance for finance receivable losses.

Item 1.  Continued


                                          Years Ended December 31,
                                       1995         1994         1993
Originated, renewed, and purchased:
  Amount (in thousands):
    Real estate loans               $1,260,673   $1,167,879   $  930,493
    Non-real estate loans            2,950,065    2,979,086    2,475,855
    Retail sales finance (a)         2,116,605    1,598,460    1,161,933
    Credit cards (a)                   567,090          -            -
    Total originated and renewed     6,894,433    5,745,425    4,568,281
    Net (transferred)
      purchased (a) (b)               (171,767)   1,293,944      105,171
  Total originated, renewed,
    and purchased                   $6,722,666   $7,039,369   $4,673,452

  (a) Private label and credit card finance receivables purchased from AGFC-Utah in 1995 pursuant to the participation agreement are treated as originations by the Company. The initial purchase of $1.3 billion of such finance receivables in 1994 was treated as a purchase.

  (b) Includes transfer of finance receivables of subsidiaries dividended to affiliates for 1995 of $196.4 million and purchases of finance receivables from affiliates for 1995, 1994, and 1993 of $29.3 million, $1.3 billion, and $63.9 million, respectively.

  Number:
    Real estate loans                   72,562       70,430       57,648
    Non-real estate loans            1,443,915    1,509,223    1,272,065
    Retail sales finance             1,673,322    1,419,693    1,028,432

  Average size (to nearest dollar):
    Real estate loans                  $17,374      $16,582      $16,141
    Non-real estate loans                2,043        1,974        1,946
    Retail sales finance                 1,265        1,126        1,130

Balance at end of period:
  Amount (in thousands):
    Real estate loans               $2,817,258   $2,697,980   $2,637,266
    Non-real estate loans            2,694,369    2,656,386    2,313,478
    Retail sales finance             2,131,978    2,072,831      920,904
    Credit cards                       557,603      479,480          -
  Total                             $8,201,208   $7,906,677   $5,871,648

  Number:
    Real estate loans                  163,803      161,859      153,273
    Non-real estate loans            1,426,394    1,430,150    1,268,178
    Retail sales finance             1,647,494    1,522,008      886,679
    Credit cards                       449,591      403,262          -
  Total                              3,687,282    3,517,279    2,308,130

  Average size (to nearest dollar):
    Real estate loans                  $17,199      $16,669      $17,206
    Non-real estate loans                1,889        1,857        1,824
    Retail sales finance                 1,294        1,362        1,039
    Credit cards                         1,240        1,189          -

Item 1.  Continued


Since the execution date of the private label and credit card participation agreement with AGFC-Utah was December 31, 1994, average net receivables, yield, and finance receivable loss experience information for 1994 were not affected by the finance receivables acquired pursuant to such agreement.


Average Net Receivables

The following table details average net receivables by type of finance receivable for the years indicated:

                                1995          1994          1993
                                     (dollars in thousands)

Loans                        $5,583,148    $5,090,061    $4,887,347
Retail sales finance          2,179,910     1,056,583       888,909
Credit cards                    506,605           -             -

Total                        $8,269,663    $6,146,644    $5,776,256


Yield

The following table details yield for the years indicated:

                                1995          1994          1993

Loans                          18.36%        17.69%        17.07%
Retail sales finance           16.36%        16.12%        15.75%
Credit cards                   21.28%           - %           - %

Total                          18.01%        17.42%        16.87%


Geographic Distribution

See Note 5. of the Notes to Consolidated Financial Statements in Item 8. herein for information on geographic distribution of finance receivables.

Item 1.  Continued


Finance Receivable Loss and Delinquency Experience

The finance receivable loss experience for the Company, for the periods indicated, is set forth in the net charge-offs and charge-off ratio(a) information below. See Management's Discussion and Analysis in Item 7. herein and Note 6. of the Notes to Consolidated Financial Statements in
Item 8. herein for further information on finance receivable loss and delinquency experience and the related allowance.

                                      Years Ended December 31,
                                   1995         1994         1993
                                       (dollars in thousands)

Real estate loans:
  Net charge-offs                $ 23,240     $ 15,387     $ 20,206
  Charge-off ratio                  0.82%        0.58%        0.74%

Non-real estate loans:
  Net charge-offs                $165,087     $ 93,666     $ 78,407
  Charge-off ratio                  6.11%        3.92%        3.75%

Total loans:
  Net charge-offs                $188,327     $109,053     $ 98,613
  Charge-off ratio                  3.38%        2.15%        2.02%

Retail sales finance:
  Net charge-offs                $ 86,507     $ 25,186     $ 17,015
  Charge-off ratio                  3.98%        2.42%        1.92%

Credit cards:
  Net charge-offs                $ 36,206     $    -       $    -
  Charge-off ratio                  7.19%          - %          - %

Total:
  Net charge-offs                $311,040     $134,239     $115,628
  Charge-off ratio                  3.77%        2.20%        2.01%
  Allowance for finance
    receivable losses (b)        $482,243     $225,922     $152,696
  Allowance ratio (b)               5.88%        2.86%        2.60%

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

The allowance for finance receivable losses is maintained at a level based on periodic evaluation of the finance receivable portfolio and reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio. In evaluating the portfolio, numerous factors are taken into consideration, including current economic conditions, prior finance receivable loss and delinquency experience, the

Item 1.  Continued


composition of the finance receivable portfolio, and an estimate of anticipated finance receivable losses.

AGFC's policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when six installments are past due. Private label and credit card accounts are charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan value in excess of that amount is charged off. The charge-off period is occasionally extended for individual accounts when, in the opinion of management, such treatment is warranted.

Based upon contract terms in effect at the respective dates, delinquency(a) was as follows:
                                             December 31,
                                   1995         1994         1993
                                       (dollars in thousands)

Real estate loans                $ 59,517     $ 46,734     $ 48,426
  % of related receivables          2.01%        1.65%        1.75%

Non-real estate loans            $197,662     $140,535     $102,818
  % of related receivables          6.37%        4.54%        3.84%

Total loans                      $257,179     $187,269     $151,244
  % of related receivables          4.24%        3.16%        2.78%

Retail sales finance             $ 91,601     $ 49,247     $ 14,885
  % of related receivables          3.76%        2.13%        1.35%

Credit cards                     $ 28,520     $ 15,454     $    -
  % of related receivables          4.85%        3.25%          - %

Total                            $377,300     $251,970     $166,129
  % of related receivables          4.15%        2.89%        2.54%

(a) Finance receivables any portion of which was 60 days or more past due (including unearned finance charges and excluding deferred origination costs, a fair value adjustment on finance receivables, and accrued interest).


Sources of Funds

The Company funds its consumer finance operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks. The spread between the rates charged on finance receivables and the cost of borrowed funds is one of the major factors determining the Company's earnings. The Company is limited by statute in most states to a maximum rate which it may charge in its consumer finance operations.

Item 1.  Continued


Average Borrowings

The following table details average borrowings by type of debt for the years indicated:
                                1995          1994          1993
                                     (dollars in thousands)

Long-term debt               $4,840,860    $4,095,132    $3,805,890
Short-term debt               2,369,063     2,076,133     1,647,550

Total                        $7,209,923    $6,171,265    $5,453,440


Borrowing Cost

The following table details interest expense as a percentage of average borrowings by type of debt for the years indicated:

                                1995          1994          1993

Long-term debt                  7.27%         7.33%         7.88%
Short-term debt                 6.54%         5.38%         4.20%

Total                           7.03%         6.67%         6.77%


Contractual Maturities

Contractual maturities of finance receivables and debt at December 31, 1995 were as follows:
                                 Net Finance
                                 Receivables          Debt
                                  (dollars in thousands)
Due in:
  1996                           $3,131,740        $2,930,302
  1997                            1,498,083         1,203,377
  1998                              919,157           798,962
  1999                              489,914           530,286
  2000                              291,514           933,318
  2001 and thereafter             1,870,800           870,120

  Total                          $8,201,208        $7,266,365


See Note 5. of the Notes to Consolidated Financial Statements in Item 8. herein for further information on principal cash collections of finance receivables.

Item 1.  Continued


                            INSURANCE OPERATIONS


Merit is a life and health insurance company domiciled in Indiana and currently licensed in 43 states and the District of Columbia. Merit writes or assumes (through affiliated and non-affiliated insurance companies)
credit  life,   credit  accident  and  health,   and  non-credit  insurance
coverages.

Yosemite is a property and casualty insurance company domiciled in California and licensed in 43 states and principally underwrites credit-related property and casualty coverages.

Both Merit and Yosemite market their products through the consumer finance network of the Company. The credit life insurance policies typically cover the life of the borrower in an amount equal to the unpaid balance of the obligation and provide for payment in full to the lender of the insured's obligation in the event of death. The credit accident and health insurance policies provide for the payment of the installments on the insured's obligation to the lender coming due during a period of disability due to illness or injury. The credit-related property and casualty insurance is written to protect property pledged as security for the obligation and to provide for the payment of the installments on the insured's obligation to the lender coming due during a period of unemployment. The purchase by the borrower of credit life, credit accident and health, and credit property and casualty insurance is voluntary with the exception of property damage coverage for automobiles, dwellings, and commercial real estate pledged as collateral. In these instances, property damage coverage is provided under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. The non-credit insurance policies are primarily ordinary life level term coverage. The purchase of this coverage is voluntary. Premiums for insurance products are financed as part of the insured's obligation to the lender.

Merit has from time to time entered into reinsurance agreements with other insurance companies, including certain other American General subsidiaries, for assumptions of various shares of annuities and non-credit, group, and credit life insurance on a coinsurance basis. The reserves attributable to this business fluctuate over time and in certain instances are subject to recapture by the ceding company. At December 31, 1995, life reserves on the books of Merit attributable to these reinsurance agreements totaled $72.6 million.

Item 1.  Continued


The following tables set forth information concerning the insurance operations:


Life Insurance in Force                          December 31,
                                        1995        1994        1993
                                           (dollars in thousands)

Credit life                          $3,053,300  $2,899,124  $2,547,784
Non-credit life                       3,564,214   2,773,928   2,373,685

Total                                $6,617,514  $5,673,052  $4,921,469



Premiums Earned                           Years Ended December 31,
                                       1995         1994         1993
                                           (dollars in thousands)
Insurance premiums earned in
  connection with affiliated
  finance and loan activities:
    Credit life                      $ 44,682     $ 39,398     $ 35,711
    Credit accident and health         59,442       51,983       42,978
    Property                           51,438       37,847       25,686
Other insurance premiums earned:
    Non-credit life                    50,116       26,685       20,823
    Premiums assumed under
      coinsurance agreements           11,006       18,599       12,318

Total                                $216,684     $174,512     $137,516



Premiums Written                          Years Ended December 31,
                                       1995         1994         1993
                                           (dollars in thousands)
Insurance premiums written in
  connection with affiliated
  finance and loan activities:
    Credit life                      $ 44,086     $ 47,864     $ 41,036
    Credit accident and health         56,175       64,395       56,839
    Property                           65,059       55,086       47,358
Other insurance premiums written:
    Non-credit life                    50,116       26,685       20,823
    Premiums assumed under
      coinsurance agreements           11,006       18,599       12,318

Total                                $226,442     $212,629     $178,374

Item 1.  Continued


Investments and Investment Results

The following table summarizes the investment results of the Company's insurance subsidiaries for the periods indicated:

                                         Years Ended December 31,
                                     1995          1994          1993
                                          (dollars in thousands)

Net investment revenue (a)         $ 62,880      $ 56,795      $ 55,654

Average invested assets            $829,786      $722,117      $666,982

Return on invested assets (a)         7.58%         7.87%         8.34%

Net realized gains (losses)
  on investments (b)               $    876      $   (141)     $  7,101

(a) Net investment revenue and return on invested assets are after deduction of investment expense but before net realized gains or losses on investments and provision for income taxes.

(b) Includes net realized gains or losses on investment securities and other invested assets before provision for income taxes.

See Note 7. of the Notes to Consolidated Financial Statements in Item 8. herein for information regarding investment securities for all operations of the Company.


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

The Company also is subject to various types of federal regulation, including the Federal Consumer Credit Protection Act and the Truth In Lending Act (governing disclosure of applicable charges and other loan terms), the Equal Credit Opportunity Act (prohibiting discrimination against credit worthy applicants), the Fair Credit Reporting Act (governing the accuracy and use of credit bureau reports), and certain Federal Trade Commission rules.

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


                                COMPETITION

Consumer Finance

The consumer finance industry is highly competitive. The Company competes with other consumer finance companies, industrial banks, industrial loan companies, commercial banks, sales finance companies, savings and loan associations, credit unions, mutual or cooperative agencies, and others. See Competitive Factors in Item 7. herein for more information.


Insurance

The  Company's  insurance operations  are  primarily  supplementary to  the
consumer  finance  operations.   As  such,  competition for  the  insurance
operations is relatively limited.



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

Item 3.  Legal Proceedings.


California v. Ochoa

In March 1994, a subsidiary of AGFI and a subsidiary of AGFC were named as defendants in a lawsuit, The People of the State of California ("California") V. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc., and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California is seeking injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of AGFI, and a civil penalty of $2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs. The Company believes that the total amounts that would ultimately be paid, if any, arising from this environmental claim would have no material effect on the Company's consolidated results of operations and financial position.


Other

AGFC and certain of its subsidiaries are defendants in various other lawsuits and proceedings arising in the normal course of business. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. In light of the uncertainties inherent in any litigation, no assurances can be given as to the ultimate outcome of these lawsuits and proceedings. However, AGFC and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously.



                                  PART II



Item 5.  Market  for  Registrant's  Common  Equity  and Related Stockholder
         Matters.


There is no trading market for  AGFC's common stock, all of which is  owned
by AGFI.   The frequency  and amount of  cash dividends declared  on AGFC's common stock for the years indicated were as follows:

Quarter Ended                         1995        1994
                                    (dollars in thousands)

March 31                            $ 27,534     $30,989
June 30                               38,608      17,780
September 30                          42,367      12,700
December 31                              -         3,556

                                    $108,509     $65,025

Item 5.  Continued


See Management's Discussion and Analysis in Item 7. herein, as well as Note
16. of Notes to Consolidated Financial Statements in Item 8. herein, with respect to limitations on the ability of AGFC and its subsidiaries to pay dividends.



Item 6.  Selected Financial Data.


The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis in Item 7. herein, and other financial information included herein.

                                 Years Ended December 31,
                     1995       1994      1993(a)     1992       1991
                                  (dollars in thousands)

Total revenues    $1,789,184 $1,388,075 $1,212,917 $1,092,858   $993,405

Net income (b)        92,293    243,300    189,628    160,171    135,837


                                        December 31,
                     1995       1994      1993(a)     1992       1991
                                  (dollars in thousands)

Total assets      $9,485,477 $8,918,698 $7,504,798 $6,999,570 $6,464,519

Long-term debt     4,935,894  4,265,226  3,965,772  3,558,401  2,776,561


(a) The Company adopted three new accounting standards through cumulative adjustments as of January 1, 1993, resulting in a one-time reduction of net income of $12.6 million.

(b) Per share information is not included because all of the common stock of AGFC is owned by AGFI.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES


Overview

The Company's sources of funds include operations, issuances of fixed-rate and floating-rate debt, borrowings under credit facilities, and the sale of finance receivables through securitization. Management believes that

Item 7.  Continued


the overall sources of cash and liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations and operational requirements.


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $638.1 million in 1995 compared to $466.8 million in 1994 and $445.2 million in 1993. Operating cash flow combined with the net proceeds of increased debt, the change in notes receivable from parent and affiliates, the proceeds from the 1995 sale of finance receivables through securitization, and a 1995 capital contribution from AGFC's parent, generated cash flow of $1.2 billion in 1995 compared to $2.3 billion in 1994 and $592.0 million in 1993. These cash flows were used to fund the net increases in net finance receivables of $294.5 million in 1995, $2.0 billion in 1994, and $264.6 million in 1993 and to pay dividends to the Company's parent of $108.5 million in 1995, $97.5 million in 1994, and $130.1 million in 1993.

Dividends are adjusted to maintain the Company's targeted leverage of 6.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). During the second half of 1995, the unusually large provision for finance receivable losses would have caused this ratio to exceed 6.5 to 1. See "Analysis of Operating Results - Provision for Finance Receivable Losses" herein. AGFC's parent demonstrated its support by contributing $80.0 million of capital in the fourth quarter of 1995 to maintain this leverage ratio. The amount of dividends AGFC may pay is effectively limited by restrictions contained in certain financing agreements. See Note 16. of the Notes to Consolidated Financial Statements in Item 8. herein for information on dividend restrictions.


Capital Resources

The Company's requirement for capital varies directly with net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At year-
end 1995, the Company's capital was $8.7 billion, consisting of $7.3 billion of debt and $1.4 billion of equity, compared to $8.2 billion at year-end 1994, consisting of $6.9 billion of debt and $1.3 billion of equity.

The Company obtains funds through the issuance of a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC sells commercial paper notes with maturities ranging from 1 to 270 days directly to banks, insurance companies, corporations, and other institutional investors. AGFC may also offer medium-term notes with original maturities of nine months or longer to certain institutional investors. The remainder of AGFC's capital is obtained primarily through underwritten public debt offerings with maturities generally ranging from three to ten years.

Item 7.  Continued


Credit Ratings

Access to the money and capital markets results from AGFC's strong debt and commercial paper ratings. The current ratings are as follows:

                          Long-term Debt       Commercial Paper

Moody's                   A1  (Strong)         P-1   (Highest)
Standard & Poor's         A+  (Strong)         A-1+  (Highest)
Duff & Phelps             A+  (Strong)         D-1+  (Highest)
Fitch                          -               F-1+  (Highest)


Credit Facilities

Credit facilities are maintained to support the issuance of commercial paper by AGFC and as an additional source of funds for operating requirements. At year-end 1995, credit facilities, including facilities shared with American General and certain of its subsidiaries, were $3.8 billion, with remaining availability to the Company of $3.6 billion. See
Note 11. of the Notes to Consolidated Financial Statements in Item 8. herein for additional information on credit facilities.


Securitization

During 1995, the Company securitized its portfolio of private label and credit card finance receivables to establish additional sources of funding and liquidity. During the second quarter of 1995, the Company sold $100 million of securitized finance receivables with limited recourse. At December 31, 1995, securitized finance receivables sold remained at $100 million.


                       ANALYSIS OF OPERATING RESULTS


See Selected Financial Information in Item 1. herein for information on important aspects of the Company's business and as a frame of reference for the discussion following.

Net income decreased $151.0 million, or 62%, for 1995 and increased $53.7 million, or 28%, for 1994 when compared to the respective previous year. The decrease in net income for 1995 when compared to 1994 was primarily due to the increase in the provision for finance receivable losses.

On December 31, 1995, AGFC dividended the common stock of two subsidiaries operating in Alabama to AGFI. AGFI provided funding for the assets transferred with borrowings under a demand note with AGFC. At December 31, 1995, such subsidiaries had 34 offices and total assets of $188.4 million, including net finance receivables of $196.4 million.

Item 7.  Continued


Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charge revenues increased $418.7 million, or 39%, for 1995 and $96.5 million, or 10%, for 1994 when compared to the respective previous year due to increases in both average net receivables and yields. Average net receivables increased $2.1 billion, or 35%, during 1995 when compared to 1994 primarily due to the addition of participated private label and credit card finance receivables to the Company's portfolio pursuant to a participation agreement entered into on December 31, 1994 with AGFC-Utah and growth in the loan and retail sales finance portfolios resulting from business development efforts. Average net receivables increased $370.4 million, or 6%, during 1994 when compared to 1993 primarily due to growth in the loan and retail sales finance portfolios resulting from business development efforts and the purchase of receivables from affiliates. The yield increased 59 basis points during 1995 and 55 basis points during 1994 when compared to the respective previous year primarily due to higher yield on loans and retail sales finance. The loan yield for 1995 increased when compared to 1994 primarily due to higher yield on real estate loans, resulting from the higher interest rate environment and rate management. The increase in loan yield for 1994 when compared to 1993 was primarily due to the increased proportion of higher-rate, non-real estate loans in the loan portfolio. The increase in loan yield for 1995 and 1994 when compared to the respective previous year also reflected the change in the amortization of premiums on certain purchased finance receivables which were fully amortized in the second quarter of 1994. The retail sales finance yield for 1995 increased when compared to 1994 due to higher yield on retail sales contracts reflecting improved pricing strategies and market conditions.


Insurance Revenues

Insurance revenues increased $42.4 million, or 24%, for 1995 and $37.6 million, or 26%, for 1994 when compared to the respective previous year primarily due to the increase in earned premiums. Earned premiums increased primarily due to increased credit premiums written in prior periods due to higher credit insurance sales on increased loan volume and increased non-credit premiums written in 1995. Non-credit premiums written increased during 1995 primarily due to the introduction of a new non-credit insurance product. The new non-credit insurance product is ordinary life level term. Insurance revenues as a percentage of average net receivables decreased in 1995 when compared to 1994 due to the addition of the participated private label and credit cards to the finance receivable portfolio, on which insurance sales are generally less frequent.

Item 7.  Continued


Other Revenues

Other revenues decreased $59.9 million, or 44%, for 1995 and increased $41.1 million, or 43%, for 1994 when compared to the respective previous year. The decrease in other revenues for 1995 when compared to 1994 was primarily due to a decrease in interest revenue on notes receivable from parent and affiliates partially offset by an increase in investment revenue and the gain on finance receivables sold through securitization. The decrease in interest revenue on notes receivable from parent and affiliates for 1995 when compared to 1994 resulted from the participation agreement entered into on December 31, 1994 with AGFC-Utah. Such finance receivables totaling $1.3 billion at December 31, 1994 were previously purchased by AGFI with funding provided by AGFC through an intercompany note. The increase in investment revenue for 1995 when compared to 1994 was primarily due to growth in average invested assets for the insurance operations of
$107.7 million, or 15%, partially offset by a decrease in return on invested assets of 29 basis points. Other revenues increased for 1994 when compared to 1993 primarily due to an increase in interest revenue on notes receivable from parent and affiliates partially offset by a decrease in investment revenue. The increase in interest revenue on notes receivable from parent and affiliates for 1994 when compared to 1993 was primarily due to the increase in AGFI's borrowings from AGFC to fund purchases of finance receivables from AGFC-Utah. The decrease in investment revenue for 1994 when compared to 1993 resulted from realized losses on investments of $.1 million in 1994 compared to $7.1 million of realized gains on investments in 1993 and a decrease in return on invested assets of 47 basis points, partially offset by an increase in average invested assets of $55.1 million, or 8%.


Interest Expense

Interest expense increased $94.7 million, or 23%, for 1995 and $42.9 million, or 12%, for 1994 when compared to the respective previous year due to increases in average borrowings of $1.0 billion, or 17%, during 1995 and $717.8 million, or 13%, during 1994 and an increase in borrowing cost of 36 basis points during 1995. Average borrowings for 1995 and 1994 increased when compared to the respective previous year to fund asset growth. The borrowing cost for 1995 increased when compared to 1994 due to an increase in short-term borrowing cost, partially offset by a decrease in long-term borrowing cost. The increase in borrowing cost, as well as the reduction in pretax income, contributed to a decrease in the ratio of earnings to fixed charges for 1995 when compared to 1994. The borrowing cost for 1994 decreased 10 basis points when compared to 1993 due to lower long-term borrowing cost, partially offset by an increase in short-term borrowing cost.

Item 7.  Continued


Operating Expenses

Operating expenses increased $131.9 million, or 39%, for 1995 and $30.4 million, or 10%, for 1994 when compared to the respective previous year primarily due to growth in the business, including growth that occurred in the respective prior year, which resulted in operational staffing increases and increases in other growth-related expenses. The increase in operating expenses for 1995 when compared to 1994 also reflected collection efforts on the increased level of delinquent finance receivables. During 1995 (prior to the dividend of the two subsidiaries operating in Alabama to AGFI on December 31, 1995), the Company increased its finance receivable portfolio by over 239,000 accounts, increased net receivables by $491.0 million, opened over 100 new consumer finance offices, and added 1,900 employees, including 1,100 branch employees and 800 employees to process the private label and credit card finance receivables resulting from the participation agreement entered into on December 31, 1994 and the growth in such activity. The dividend of the subsidiaries operating in Alabama decreased the Company's finance receivable portfolio by over 69,000 accounts totaling $196.4 million, consumer finance offices by 34 offices, and branch employees by approximately 200 employees. The increase in operating expenses for 1994 when compared to 1993 also reflected equipment expenses resulting from a branch office automation program. The increase in operating expenses for 1994 when compared to 1993 was partially offset by the increase in deferral of finance receivable origination costs.


Provision for Finance Receivable Losses

In recent years, the Company's operational strategy has been focused on improving its risk-adjusted returns by extending credit to customers with risk characteristics somewhat higher than those traditionally serviced by the Company. Since 1991, the number of customer accounts serviced increased by 2.1 million, net finance receivables increased $3.1 billion, yield increased to 18.01% for 1995 from 16.43% for 1991, and insurance revenues as a percentage of average net receivables increased to 2.69% for 1995 from 2.26% for 1991. As expected, this strategy adversely influenced credit quality. However, the delinquency ratios and the charge-off ratios experienced by the Company sharply increased to unanticipated levels beginning in the third quarter of 1995. Several financial services companies that have not adopted strategies of accepting higher credit risks have also recently reported increased levels of delinquency and net charge-offs, suggesting that systemic economic conditions are partly the cause of the Company's higher-than-anticipated delinquency ratios and charge-off ratios.

Provision for finance receivable losses increased $418.8 million, or 270%, for 1995 and $21.3 million, or 16%, for 1994 when compared to the respective previous year due to increases in amounts provided for the allowance for finance receivable losses and net charge-offs. The 1995 increase included the effects of the unexpected rise in delinquencies and net charge-offs.

Item 7.  Continued


Net charge-offs for 1995 increased to $311.0 million from $134.2 million for 1994 and $115.6 million for 1993. The charge-off ratio for 1995 increased to 3.77% from 2.20% for 1994 and 2.01% for 1993. The delinquency ratio at year-end 1995 increased to 4.15% compared to 2.89% at 1994 and 2.54% at 1993.

Due to the unexpected increases in delinquencies and net charge-offs beginning in the third quarter of 1995, a comprehensive review of the Company was initiated in the fourth quarter. This review consisted of extensive internal analysis, together with finance receivable loss development projections supplied by outside credit consultants. The results of the analysis indicated a need for an increase in the allowance for finance receivable losses. In response, a $216.0 million increase in the allowance for finance receivable losses was recorded in the fourth quarter. This additional reserving increased the allowance ratio to 5.88% at December 31, 1995 compared to 2.86% at December 31, 1994. The allowance for finance receivable losses increased $256.3 million during 1995.

The Company anticipates future increases in net charge-offs due to lower credit quality associated with the substantial growth in finance receivables in 1994 and early 1995. Delinquencies are expected to decline from the current levels but will remain above historical levels in the near term. In response to all of the foregoing, the Company has adopted an action program for improving credit quality that includes raising underwriting standards, expanding the use of credit scoring, and slowing branch expansion and receivable growth (other than real estate loan growth), while stressing collections and improving branch office training. This action program will be accomplished primarily by redirecting Company resources rather than employing additional resources. Management believes that the impact of these corrective actions should contribute to improvements in earnings during 1996. A significant deterioration in the U.S. economic climate, which is not currently anticipated, could delay this corrective program's results.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses increased $18.9 million, or 19%, for 1995 and $18.7 million, or 24%, for 1994 when compared to the respective previous year due to an increase in claims and reserves. The increase in claims of $11.8 million for 1995 when compared to 1994 resulted from higher credit insurance sales. The increase in benefit reserves of $7.1 million for 1995 when compared to 1994 related to a new non-credit insurance product sold in 1995. The increase in claims and reserves for 1994 when compared to 1993 resulted from the increase in premiums written due to increased loan activity and reinsurance assumptions.

Item 7.  Continued


Provision for Income Taxes

The provision for income taxes decreased $112.3 million, or 77%, for 1995 and increased $20.7 million, or 17%, for 1994 when compared to the respective previous year. The decrease in the provision for income taxes for 1995 when compared to 1994 is primarily due to lower taxable income and a non-recurring state income tax adjustment recorded in the third quarter of 1995. During 1995, the Company recognized state net operating loss
(NOL) carryforwards resulting from the state's audit of a return and the state's acceptance of an amended return. The Company has recognized a net reduction of $16.6 million in 1995 state income tax expense primarily related to these carryforwards. At December 31, 1995, the state NOL carryforwards remaining were $650.9 million which expire in the years 2005 and 2006. The increase in the provision for income taxes for 1994 when compared to 1993 is primarily due to higher taxable income.


Cumulative Effect of Accounting Changes

The adoption of three new accounting standards resulted in a cumulative adjustment effective January 1, 1993 consisting of a one-time charge to earnings of $12.6 million. Other than the cumulative effect, adoption of these new accounting standards did not have a material effect on 1995, 1994, or 1993 net income and is not expected to have a material impact in the future.


                      ANALYSIS OF FINANCIAL CONDITION


At  December 31,  1995, the  Company's assets  are distributed  as follows:
81.38% in finance receivables, 9.32% in investment securities, 3.45% in other assets, 2.95% in acquisition-related goodwill, 1.97% in notes receivable from parent, and .93% in cash and cash equivalents.


Asset Quality

The Company believes that its geographic diversification reduces the risk associated with a recession in any one region. In addition, 93% of the loans and retail sales finance outstanding at December 31, 1995 are secured by real property or personal property.

During 1995, the Company increased the allowance ratio due to the higher-than-anticipated increase in delinquencies and net charge-offs in 1995. See "Analysis of Operating Results - Provision for Finance Receivable Losses" herein for further information on allowance for finance receivables losses, delinquency ratio, and charge-off ratio. While finance receivables have some exposure to further economic uncertainty, the Company believes that in the present environment, the allowance for finance receivable losses is adequate to absorb anticipated losses in the existing portfolio.

Item 7.  Continued


Investment securities principally represent the investment portfolio of the Company's insurance operations. The investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.

The largest intangible asset is acquisition-related goodwill which is charged to expense in equal amounts over 20 to 40 years. See Note 2. of the Notes to Consolidated Financial Statements in Item 8. herein for information on goodwill.


Operating Requirements

The Company's principal operating requirements for cash are: funding finance receivables, payment of interest, payment of operating expenses and income taxes, and contractual obligations to policyholders. The principal sources of cash are collections of finance receivables and finance charges and proceeds from the issuance of debt. The overall sources of cash available to the Company are expected to be more than sufficient to satisfy operating requirements in 1996.


Capital Requirements

Long-term debt repayments and maturities plus normal refinancing of short-term debt and any funds required to support growth in finance receivables are expected to be financed through the issuance of long-term and short-term debt and surplus operating cash.


Asset/Liability Management

Anticipated cash flows of the Company's assets and liabilities are managed in an effort to reduce the risk associated with unfavorable changes in interest rates. The Company's mix of fixed-rate and floating-rate debt is determined by management based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest conversion agreements and has used options on interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate funding, thereby limiting its exposure to interest rate movements.


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

Interest Rates. The Company's finance receivables, investment securities, long-term debt, and short-term debt react over varying periods of time to movements in interest rates. During 1995 and 1994, interest rates in the United States generally increased from the recent historically low levels experienced during 1993.

The Company pursues opportunities created by market conditions regarding both finance receivable mix and funding alternatives to manage interest spreads. Growth in higher yielding receivables in 1995, 1994, and 1993 and decreases in borrowing cost in 1994 and 1993 caused the Company's interest spread to increase in each of the last three years.

The Company achieved an increase in its finance receivable yield in each of the last three years. Lower interest rates during 1993 resulted in a decrease in the amount of real estate loans outstanding as customers refinanced their loans elsewhere at rates below those the Company was willing to offer. The Company took advantage of other market opportunities to originate non-real estate loans and retail sales finance receivables with higher yields. Increases in interest rates since 1993 facilitated the increase in yield for 1995 and 1994. The amount of real estate loans outstanding increased during 1995 and 1994. The 1995 increase in yield was partially offset by the Company's action program to improve credit quality which included slowing receivable growth (other than real estate loan growth).

The movement in interest rates also contributed to a decrease in the Company's borrowing cost during 1994 and 1993 and an increase during 1995. Rates on short-term debt, principally commercial paper, decreased during 1993, but increased during 1995 and 1994. In each successive year from 1993 to 1995, new issuances of long-term debt have been at rates lower than those on matured or redeemed issues or on debt that remained outstanding.

The Company's insurance subsidiaries' investment securities and net investment revenue increased in each of the last three years. In addition, the generally lower interest rates in recent years caused security issuers to call their higher yielding debt, generating net realized gains on investments for the Company in 1993. Since the proceeds were reinvested in lower yielding securities, return on invested assets has declined in each of the last three years. The Company intends to continue using a conservative investment policy.

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

Item 7.  Continued


Inflation. Inflation and inflationary expectations are factors that to some extent affect the Company's revenue and expenses and are factors implicit in interest rates. During each of the last three years, the
Company operated in a low inflation environment. However, market expectations of inflation apparently contributed to significant increases in interest rates (particularly short-term rates) during 1994 and the first half of 1995.

Revenue generated from interest rates charged on most of the Company's finance receivables is relatively insensitive to movements in interest rate levels caused by inflation. Net investment revenue and realized gains or losses on the Company's investment securities, and borrowing cost on the Company's long-term and short-term debt, are relatively sensitive over varying periods of time to movements in general interest rate levels caused by inflation. The Company's operating expenses are no more or less sensitive to the effects of inflation than would be experienced by businesses in general.

Recession/Recovery. The Company believes that its recent implementation of more conservative lending policies, its conservative underwriting and investment policies, and its geographic diversification mitigate the potential impact of defaults on finance receivables and investments in any downturn of the U.S. economic cycle.

Recent economic statistics suggest that the U. S. economy remains in a four year expansion and that employment is improving in both absolute and relative terms. However, other data suggest consumers may be becoming overextended in their ability to repay obligations as evidenced by increased consumer debt outstanding and increased frequency of personal bankruptcies. The Company believes that lower economic growth for the country in general, combined with its more conservative lending policies, will cause internally generated net finance receivable growth to be minimal or negative for 1996.


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

Item 7.  Continued


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

                       REPORT OF INDEPENDENT AUDITORS




The Board of Directors
American General Finance Corporation


We have audited the accompanying consolidated balance sheets of American General Finance Corporation (a wholly-owned subsidiary of American General Finance, Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 3. of the Notes to Consolidated Financial Statements, in 1993 the Company changed certain of its accounting methods as a result of adopting new, required accounting standards.


                                              ERNST & YOUNG LLP

Indianapolis, Indiana
February 12, 1996

           American General Finance Corporation and Subsidiaries

                        Consolidated Balance Sheets


Assets                                                  December 31,
                                                     1995          1994
Finance receivables, net of unearned               (dollars in thousands)
  finance charges  (Note 5.):
    Real estate loans                             $2,817,258    $2,697,980
    Non-real estate loans                          2,694,369     2,656,386
    Retail sales finance                           2,131,978     2,072,831
    Credit cards                                     557,603       479,480

Net finance receivables                            8,201,208     7,906,677
Allowance for finance receivable
  losses  (Note 6.)                                 (482,243)     (225,922)
Net finance receivables, less allowance
  for finance receivable losses                    7,718,965     7,680,755

Investment securities  (Note 7.)                     883,895       702,110
Cash and cash equivalents                             88,297        38,543
Notes receivable from parent  (Note 8.)              187,038          -
Goodwill  (Note 9.)                                  279,532       288,521
Other assets  (Note 9.)                              327,750       208,769

Total assets                                      $9,485,477    $8,918,698


Liabilities and Shareholder's Equity

Long-term debt  (Note 10.)                        $4,935,894    $4,265,226
Short-term notes payable:
  Commercial paper  (Notes 11. and 12.)            2,194,771     2,609,986
  Banks and other  (Notes 11. and 13.)               135,700        20,477
Insurance claims and policyholder
  liabilities                                        483,971       466,883
Other liabilities                                    275,683       209,435
Accrued taxes                                         10,962        18,674

Total liabilities                                  8,036,981     7,590,681

Shareholder's equity:
  Common stock  (Note 15.)                             5,080         5,080
  Additional paid-in capital                         691,914       611,914
  Net unrealized gains (losses) on
    investment securities  (Note 7.)                  38,412       (18,407)
  Retained earnings  (Note 16.)                      713,090       729,430

Total shareholder's equity                         1,448,496     1,328,017

Total liabilities and shareholder's equity        $9,485,477    $8,918,698



See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                     Consolidated Statements of Income





                                      Years Ended December 31,
                                    1995        1994        1993
                                       (dollars in thousands)
Revenues
  Finance charges                $1,489,466  $1,070,770  $  974,276
  Insurance                         222,282     179,927     142,333
  Other                              77,436     137,378      96,308

Total revenues                    1,789,184   1,388,075   1,212,917

Expenses
  Interest expense                  506,618     411,875     368,986
  Operating expenses                466,399     334,467     304,037
  Provision for finance receivable
    losses                          573,698     154,914     133,577
  Insurance losses and loss
    adjustment expenses             116,829      97,893      79,214

Total expenses                    1,663,544     999,149     885,814

Income before provision for income
  taxes and cumulative effect of
  accounting changes                125,640     388,926     327,103

Provision for Income Taxes
  (Note 14.)                         33,347     145,626     124,884

Income before cumulative effect
  of accounting changes              92,293     243,300     202,219

Cumulative Effect of Accounting
  Changes  (Note 3.)                   -           -        (12,591)

Net Income                       $   92,293  $  243,300  $  189,628





See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

              Consolidated Statements of Shareholder's Equity





                                         Years Ended December 31,
                                       1995        1994        1993
                                          (dollars in thousands)

Common Stock
  Balance at beginning of year      $    5,080  $    5,080  $    5,080
  Balance at end of year                 5,080       5,080       5,080

Additional Paid-in Capital
  Balance at beginning of year         611,914     611,914     611,914
  Capital contribution from parent      80,000        -           -
  Balance at end of year               691,914     611,914     611,914

Net Unrealized Gains (Losses)
  on Investment Securities
    Balance at beginning of year       (18,407)     33,740         617
    Change during year                  56,819     (52,147)       (318)
    Effect of accounting change           -           -         33,441
    Balance at end of year              38,412     (18,407)     33,740

Retained Earnings
  Balance at beginning of year         729,430     551,155     502,883
  Net income                            92,293     243,300     189,628
  Common stock dividends              (108,633)    (65,025)   (141,356)
  Balance at end of year               713,090     729,430     551,155

Total Shareholder's Equity          $1,448,496  $1,328,017  $1,201,889





See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                   Consolidated Statements of Cash Flows

                                                       Years Ended December 31,
                                                    1995         1994         1993
                                                        (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                      $   92,293   $  243,300   $  189,628
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses        573,698      154,914      133,577
    Depreciation and amortization                  107,288      116,091      110,483
    Deferral of finance receivable
      origination costs                            (73,711)     (86,581)     (70,570)
    Deferred federal income tax benefit            (69,570)      (9,720)      (6,135)
    Deferred state income tax benefit              (16,550)         -            -
    Change in other assets and other
      liabilities                                   31,693       18,914       40,942
    Change in insurance claims and
      policyholder liabilities                      17,088       51,395       52,314
    Gain on finance receivables sold
      through securitization                        (4,552)         -            -
    Other, net                                     (19,627)     (21,486)      (5,086)
Net cash provided by operating activities          638,050      466,827      445,153

Cash Flows from Investing Activities
  Finance receivables originated or purchased   (5,776,614)  (4,580,616)  (3,509,398)
  Principal collections on finance receivables   4,916,984    3,678,702    3,178,054
  Securitized finance receivables sold             100,000          -            -
  Investment securities purchased                 (199,587)    (161,144)    (193,286)
  Investment securities called, matured and sold   108,656       81,161      141,394
  Change in notes receivable from parent
    and affiliates                                     -        585,385     (185,885)
  Net purchases and transfers of assets
    from affiliates                                (31,259)  (1,205,945)     (62,885)
  Other, net                                       (45,148)     (19,280)     (19,891)
Net cash used for investing activities            (926,968)  (1,621,737)    (651,897)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt       1,567,933    1,075,544      987,503
  Repayment of long-term debt                     (900,760)    (779,350)    (583,400)
  Change in short-term notes payable              (299,992)     983,002      (71,378)
  Capital contribution from parent                  80,000          -            -
  Dividends paid                                  (108,509)     (97,536)    (130,116)
Net cash provided by financing activities          338,672    1,181,660      202,609

Increase (decrease) in cash and cash equivalents    49,754       26,750       (4,135)
Cash and cash equivalents at beginning of year      38,543       11,793       15,928
Cash and cash equivalents at end of year        $   88,297   $   38,543   $   11,793

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                             $  156,506   $  160,116   $  127,306
  Interest paid                                 $  489,475   $  401,763   $  372,474

<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                 Notes to Consolidated Financial Statements

                             December 31, 1995



Note 1.  Nature of Operations

American General Finance Corporation (hereinafter referenced as "AGFC" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company") is a financial services holding company with subsidiaries that are engaged primarily in the consumer finance and credit insurance business. In this business, the Company makes loans directly to individuals, purchases retail sales contract obligations of individuals, offers credit card services and markets insurance products through the consumer finance network. On December 31, 1994, the Company entered into a participation agreement whereby the Company purchases all of the private label (which are included in retail sales finance) and credit card finance receivables originated by American General Financial Center (AGFC-Utah), another subsidiary of the Company's parent, American General Finance, Inc.
(AGFI). At December 31, 1995, the Company had 1,373 offices in 39 states, Puerto Rico and the U.S. Virgin Islands and approximately 9,800 employees.

In its lending operations, the Company makes loans directly to individuals and generally takes a security interest in real property and/or personal property of the borrower. In its retail operations, the Company purchases retail sales contracts arising from the retail sale of consumer goods and services by approximately 19,000 retail merchants, issues private label credit cards for approximately 150 retail merchants, and purchases private label receivables originated by AGFC-Utah pursuant to the participation agreement entered into on December 31, 1994. Retail sales contracts are secured by the real property or personal property giving rise to the contract. Private label are secured by a purchase money security interest in the goods purchased. In its credit card operations, the Company purchases MasterCard and VISA credit card receivables originated by AGFC-Utah pursuant to the participation agreement entered into on December 31, 1994. Credit cards are unsecured. In its insurance operations, the Company writes or assumes credit life, credit accident and health, non-credit insurance coverages and credit-related property and casualty insurance to its consumer finance customers.

The Company funds its operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks. AGFC's debt ratings are among the strongest in the consumer finance industry.

At December 31, 1995, the Company had $8.2 billion of net finance receivables due from approximately 3.7 million customer accounts and $6.6 billion of credit and non-credit life insurance in force covering approximately 1.6 million customer accounts.

Note 2.  Summary of Significant Accounting Policies


                        PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of AGFC and its subsidiaries. The subsidiaries are all wholly-owned and all intercompany items have been eliminated. All of the issued and outstanding common stock of AGFC is owned by AGFI, a holding company organized to acquire AGFC in a reorganization during 1974. AGFI is a wholly-owned subsidiary of American General Corporation (American General).


                             FINANCE OPERATIONS

Revenue Recognition

Revenue on finance receivables is accounted for as follows:

(1) Finance charges on discounted finance receivables and interest on interest-bearing finance receivables are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due for loans and retail sales contracts (which are included in retail sales finance) and when the sixth contractual payment becomes past due for private label (which are also included in retail sales finance) and credit cards.

(2) Extension fees and late charges are recognized as revenue when received.

(3) Nonrefundable points and fees on loans are recognized as revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a loan liquidates before amortization is completed, any unamortized fees are recognized as revenue at the date of liquidation. Nonrefundable points and fees on retail sales finance and deferred annual fees on credit cards are not material.


Origination Costs

The Company defers costs associated with the origination of certain finance receivables. Deferred origination costs are included in finance receivables and are amortized to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, any unamortized costs are charged to revenue at the date of liquidation.

Allowance For Finance Receivable Losses

The allowance for finance receivable losses is maintained at a level based on periodic evaluation of the finance receivable portfolio and reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio. In evaluating the portfolio, numerous factors are taken into consideration, including current economic conditions, prior finance receivable loss and delinquency experience, the composition of the finance receivable portfolio, and an estimate of anticipated finance receivable losses.

AGFC's policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when six installments are past due. Private label and credit card accounts are charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan value in excess of that amount is charged off. The charge-off period is occasionally extended for individual accounts when, in the opinion of management, such treatment is warranted.


                            INSURANCE OPERATIONS

Revenue Recognition

The Company's insurance subsidiaries are engaged in writing credit life and credit accident and health insurance, non-credit insurance, and property and casualty insurance. Premiums on credit life insurance are recognized as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, which are recognized as revenue using the straight-line method over the lives of the policies. Premiums on credit accident and health insurance are recognized as revenue using an average of the sum-of-the-digits and the straight-line methods. Non-credit life insurance premiums are recognized when collected but not before their due dates. Premiums on property and casualty insurance are recognized as revenue using the straight-line method over the terms of the policies or appropriate shorter periods.


Policy Reserves

Policy reserves for credit life and credit accident and health insurance are equal to related unearned premiums, and claim reserves are based on company experience. Liabilities for future life insurance policy benefits associated with non-credit life contracts are accrued when premium revenue is recognized and are computed on the basis of assumptions as to investment yields, mortality, and withdrawals. Annuity reserves are computed on the basis of assumptions as to investment yields and mortality. Reserves for losses and loss adjustment expenses for property and casualty insurance are based upon estimates of claims reported plus estimates of incurred but not reported claims. Non-credit life, group annuity, and accident and health insurance reserves assumed under coinsurance agreements are established on the bases of various tabular and unearned premium methods.


Acquisition Costs

Insurance acquisition costs, principally commissions, reinsurance fees, and premium taxes, are deferred and charged to expense over the terms of the related policies or reinsurance agreements.


Reinsurance

The Company's insurance subsidiaries enter into reinsurance agreements among themselves and other insurers, including insurance subsidiaries of American General. The annuity reserves attributable to this business with the subsidiaries of American General were $61.0 million and $61.6 million at December 31, 1995 and 1994, respectively. The Company's insurance subsidiaries assumed from other insurers $59.9 million, $51.4 million, and $42.5 million of reinsurance premiums during 1995, 1994, and 1993, respectively. The Company's ceded reinsurance activities were not significant during the last three years.


GAAP vs. Statutory Accounting

Statutory accounting practices differ from generally accepted accounting principles, primarily in the following respects: credit life insurance reserves are maintained on the basis of mortality tables; non-credit life and group annuity insurance reserves are based on statutory requirements; insurance acquisition costs are expensed when incurred rather than expensed over the related contract period; deferred income taxes are not recorded on temporary differences in the recognition of revenue and expense; certain intangible assets resulting from a purchase and the related amortization are not reflected in statutory financial statements; investments in fixed-maturity securities are carried at amortized cost; and an asset valuation reserve and interest maintenance reserve are required for Merit Life Insurance Co. (Merit), which is a wholly-owned subsidiary of the Company. The following compares net income and shareholder's equity determined under statutory accounting practices with those determined under generally accepted accounting principles:

                                Net Income          Shareholder's Equity
                         Years Ended December 31,       December 31,
                          1995     1994     1993      1995        1994
                                       (dollars in thousands)
Statutory accounting
  practices              $42,006  $35,466  $31,080  $319,413    $279,231

Generally accepted
  accounting principles   58,245   46,903   39,363   496,640     381,577

                           INVESTMENT SECURITIES

Valuation

All investment securities are currently classified as available-for-sale and recorded at fair value. After adjusting related balance sheet accounts as if the unrealized gains and losses on investment securities had been realized, the net adjustment is recorded in net unrealized gains or losses on investment securities within shareholder's equity. If the fair value of an investment security classified as available-for-sale declines below its cost and this decline is considered to be other than temporary, the investment security is reduced to its fair value, and the reduction is recorded as a realized loss.


Realized Gains and Losses on Investments

Realized gains and losses on investments are recognized using the specific identification method and include declines in fair value of investments below cost that are considered other than temporary. Realized gains and losses on investments are included in other revenues.


                                   OTHER

Cash Equivalents

The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.


Goodwill

Acquisition-related goodwill is charged to expense in equal amounts over 20 to 40 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary, including unexpected or adverse changes in the following: 1) the economic or competitive environments in which the Company operates, 2) profitability analyses, and 3) cash flow analyses. If facts and circumstances suggest that goodwill is impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the Company approximating fair value. The Company determines the fair value based on an independent appraisal.

At December 31, 1995, the reported value and the remaining life of acquisition-related goodwill are considered appropriate.

Income Taxes

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse. The effect of a tax rate change is recognized in income in the period of enactment.

A valuation allowance for deferred tax assets is provided if all or some portion of the deferred tax asset may not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgement about the realizability of the related deferred tax asset is included in income. A change related to fluctuations in fair value of available-for-sale investment securities is included in net unrealized gains or losses on investment securities in shareholder's equity.


Interest Conversion Agreements

The interest differential to be paid or received on interest conversion agreements is recorded on the accrual basis and is recognized over the life of the agreements as an adjustment to interest expense. The related amount payable to or receivable from counterparties is included in other liabilities or other assets.

The fair values of interest conversion agreements are not recognized in the consolidated balance sheet, which is consistent with the treatment of the related funding that is hedged.

Any gain or loss from early termination of an interest conversion agreement is deferred and amortized into income over the remaining term of the related funding. If the underlying funding is extinguished, any related gain or loss on interest conversion agreements is recognized in income.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities,
(2) disclosures of contingent assets and liabilities and (3) the reported amounts of revenues and expenses during the reporting periods. Ultimate results could differ from those estimates.


Fair Value of Financial Instruments

The fair values disclosed in Note 20. are based on estimates using discounted cash flows when quoted market prices are not available. The valuation techniques employed are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The fair value amounts presented can be misinterpreted, and care should be exercised in drawing conclusions from such data.



Note 3.  Accounting Changes

During 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for (1) the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the business, and (2) long-lived assets and certain identifiable intangibles to be disposed of. Adoption of this standard did not have a material impact on the consolidated financial statements.

During 1994, the Company adopted SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," and SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 118 requires disclosures about the recorded investment in certain impaired loans and the recognition of related interest income. SFAS 119 requires additional disclosures about derivative financial instruments and amends existing fair value disclosure requirements. Adoption of these standards did not impact the consolidated financial statements.

Effective January 1, 1993, the Company adopted the following accounting standards:

SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," resulted in a one-time reduction of net income of $2.9 million ($4.4 million pretax). This standard requires accrual of a liability for postretirement benefits other than pensions.

SFAS 109, "Accounting for Income Taxes," resulted in a one-time reduction of net income of $8.5 million. This standard changes the way income tax expense is determined for financial reporting purposes.

SFAS 112, "Employers' Accounting for Postemployment Benefits," resulted in a one-time reduction of net income of $1.2 million ($1.8 million pretax). This standard requires the accrual of a liability for benefits provided to employees after employment but before retirement.

SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," requires that reinsurance receivables and prepaid reinsurance premiums be reported as assets, rather than netted against the related insurance liabilities. Adoption of this standard did not have a material impact on the consolidated financial statements.

SFAS 114, "Accounting by Creditors for Impairment of a Loan," requires that certain impaired loans be reported at the present value of expected future cash flows, the loan's observable market price, or the fair value of underlying collateral. Adoption of this standard did not have a material impact on the consolidated financial statements.

At December 31, 1993, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that debt and equity securities be carried at fair value unless the Company has the positive intent and ability to hold these investments to maturity. Upon adoption, the Company reported all investment securities at fair value and recorded net unrealized gains on investment securities of $33.4 million in shareholder's equity.



Note 4.  Net Purchases and Transfers of Assets from Affiliates

During 1995, a subsidiary of AGFC purchased finance receivables from a subsidiary of American General, and a subsidiary of AGFI was transferred to a subsidiary of AGFC. On December 31, 1995, AGFC dividended the common stock of two subsidiaries operating in Alabama to AGFI. AGFI provided funding for the assets transferred with borrowings under a demand note with AGFC. At December 31, 1995, such subsidiaries had 34 offices and total assets of $188.4 million, including net finance receivables of $196.4 million. See Note 8. for information on notes receivable from AGFI.

On December 31, 1994, the Company entered into a participation agreement with AGFC-Utah whereby the Company purchased a 100% participation in AGFC-Utah's private label and credit card finance receivables. (Finance receivables purchased from AGFC-Utah in 1995 pursuant to the participation agreement are treated as originations by the Company and are not included in the table below.)

Subsidiaries of AGFC also purchased finance receivables and other assets from subsidiaries of AGFI in 1993. The cash paid for the net purchases and transfers of assets from affiliates as shown in the Consolidated Statements of Cash Flows consisted of the following:

                                       1995         1994         1993
                                           (dollars in thousands)

Net finance receivables              $(167,128)  $1,263,366     $63,883
Allowance for finance
  receivable losses                      9,527      (52,551)     (1,557)
Other assets (liabilities)             188,860       (4,870)        559

Cash paid                            $  31,259   $1,205,945     $62,885

Note 5.  Finance Receivables

Loans collateralized by security interests in real estate generally have maximum original terms of 180 months. Loans collateralized by consumer goods, automobiles or other chattel security, and loans that are unsecured, generally have maximum original terms of 60 months. Retail sales contracts are collateralized principally by consumer goods and automobiles, and generally have maximum original terms of 60 months. Private label are secured by a purchase money security interest in the goods purchased and generally require minimum monthly payments based upon current balances. Credit card receivables are unsecured and require minimum monthly payments based upon current balances. Of the loans and retail sales finance outstanding at December 31, 1995, 93% were secured by the real or personal property of the borrower. At December 31, 1995, mortgage loans (generally second mortgages) accounted for 51% of the aggregate dollar amount of loans outstanding and 10% of the total number of loans outstanding.

Contractual maturities of finance receivables were as follows:

                                    December 31, 1995
                           Net Receivables       Percent of
                               Amount         Net Receivables
                                 (dollars in thousands)

 1996                        $3,131,740            38.19%
 1997                         1,498,083            18.27
 1998                           919,157            11.21
 1999                           489,914             5.97
 2000                           291,514             3.55
 2001 and thereafter          1,870,800            22.81

 Total                       $8,201,208           100.00%


Experience of the Company has shown that a substantial portion of finance receivables will be renewed, converted, or paid in full prior to maturity. Accordingly, the preceding information as to contractual maturities should not be considered as a forecast of future cash collections. Principal cash collections and such collections as a percentage of average net receivables were as follows:
                                                  1995           1994
                                                (dollars in thousands)
Loans:
  Principal cash collections                   $2,580,965     $2,431,359
  Percent of average net receivables               46.23%         47.77%

Retail sales finance:
  Principal cash collections                   $1,881,894     $1,247,343
  Percent of average net receivables               86.33%        118.05%

Credit cards:
  Principal cash collections                   $  454,125           -
  Percent of average net receivables               89.64%           -

Unused credit limits extended by AGFC-Utah to its customers were $2.6 billion and $2.1 billion for private label and $2.0 billion and $1.7 billion for credit cards at December 31, 1995 and 1994, respectively. These amounts, in part or in total, can be cancelled at the discretion of AGFC-Utah, and are not indicative of the amount expected to be funded. Any such amounts of credit limits on private label and credit cards that would be funded would be fully participated to the Company pursuant to the participation agreement.

Unused credit limits on private label extended by the Company to its customers were $910.4 million and $364.5 million at December 31, 1995 and 1994, respectively. Unused credit limits on loan and other retail sales finance revolving lines of credit extended by the Company to its customers were $264.5 million and $260.1 million at December 31, 1995 and 1994, respectively. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company, and are not indicative of the amounts expected to be funded.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of finance receivables, net of unearned finance charges, are as follows:

                    December 31, 1995            December 31, 1994
Location           Amount       Percent         Amount       Percent
                  (dollars in thousands)       (dollars in thousands)

California      $  886,974         10.82%    $  810,562         10.25%
N. Carolina        737,630          8.99        638,942          8.08
Florida            626,519          7.64        574,229          7.26
Illinois           489,840          5.97        458,170          5.79
Indiana            454,892          5.55        410,265          5.19
Ohio               439,522          5.36        400,643          5.07
Virginia           392,146          4.78        355,094          4.49
Georgia            372,963          4.55        347,321          4.39
Other            3,800,722         46.34      3,911,451         49.48

                $8,201,208        100.00%    $7,906,677        100.00%


During 1995, the Company securitized its portfolio of private label and credit card finance receivables to establish additional sources of funding and liquidity. On May 17, 1995, the Company sold $100.0 million of securitized finance receivables with limited recourse. At December 31, 1995, the amount of securitized finance receivables sold remained at $100.0 million. Although the Company continues to service these finance receivables, the securitized finance receivables sold were treated as a sale with an immaterial gain for financial reporting purposes. Accordingly, the securitized finance receivables sold are not reflected on the Company's balance sheet. In addition, the sale of securitized finance receivables results in effectively recording finance charge revenues and provision for finance receivable losses on such finance receivables sold in other revenues.

Note 6.  Allowance for Finance Receivable Losses

The changes in  the allowance  for finance receivable  losses are  detailed
below.   See Management's  Discussion and  Analysis in  Item 7.  herein for discussion of activity.
                                       1995         1994         1993
                                           (dollars in thousands)

Balance at beginning of year         $225,922     $152,696     $133,211
Provision for finance receivable
  losses                              573,698      154,914      133,577
Allowance related to net (transferred)
  acquired receivables and other       (6,337)      52,551        1,536
Charge-offs:
  Finance receivables charged off    (351,333)    (168,067)    (141,732)
  Recoveries                           40,293       33,828       26,104
  Net charge-offs                    (311,040)    (134,239)    (115,628)

Balance at end of year               $482,243     $225,922     $152,696


Management believes the adequacy of the allowance for finance receivable losses is a material estimate and that it is reasonably possible a material change to such estimate could occur in the near term due to changes in the economy and other conditions that influence net charge-offs. See Note 2. for information on the determination of the allowance for finance receivable losses.



Note 7.  Investment Securities

At December 31, 1995 and 1994, all investment securities were classified as available-for-sale and reported at fair value. Investment securities were as follows at December 31:

                                   Fair Value           Amortized Cost
                                 1995       1994       1995       1994
                                        (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $438,527   $324,706   $409,898   $338,624
    Mortgage-backed securities  234,148    206,120    223,951    222,788
    States and political
      subdivisions              156,188    122,716    148,360    124,301
    Other                        47,186     38,561     35,242     34,297
  Redeemable preferred stocks     6,956      8,782      6,764      9,334
Total                           883,005    700,885    824,215    729,344
Non-redeemable preferred
  stocks                            890      1,225        584      1,084

Total investment securities    $883,895   $702,110   $824,799   $730,428

At December 31, the gross unrealized gains and losses on investment securities were as follows:
                                      Gross                Gross
                                 Unrealized Gains     Unrealized Losses
                                 1995       1994       1995       1994
                                         (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $30,050     $ 3,701   $ 1,421     $17 619
    Mortgage-backed securities  10,356         781       159      17,449
    State and political
      subdivisions               7,895       2,534        67       4,119
    Other                       11,944       4,539       -           275
  Redeemable preferred stocks      270         -          78         552
Total                           60,515      11,555     1,725      40,014
Non-redeemable preferred
  stocks                           306         215       -            74

Total investment securities    $60,821     $11,770   $ 1,725     $40,088


During the years ended December 31, 1995, 1994, and 1993, investment securities with a fair value of $108.7 million, $81.2 million, and $141.4 million, respectively, were sold or redeemed. The gross realized gains on such investment securities sales or redemptions totaled $1.3 million, $.3 million, and $7.4 million, respectively. The gross realized losses on investments totaled $.6 million, $.6 million and $.1 million, respectively.

The contractual maturities of fixed-maturity securities at December 31, 1995 were as follows:
                                            Fair       Amortized
                                            Value         Cost
                                          (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                 $ 10,022      $  9,906
    Due after 1 year through 5 years        80,322        75,698
    Due after 5 years through 10 years     389,226       364,091
    Due after 10 years                     169,287       150,569
Mortgage-backed securities                 234,148       223,951

Total                                     $883,005      $824,215


Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. Company requirements and investment strategies may result in the sale of investments before maturity.

Certain of  the bonds  were on  deposit with  regulatory authorities.   The
carrying values of such bonds were $8.2 million and $7.5 million at December 31, 1995 and 1994, respectively.

Note 8.  Notes Receivable from Parent and Affiliates

Notes receivable from AGFI outstanding at December 31, 1995 was $187.0 million. At December 31, 1994, there were no intercompany notes receivable outstanding. Interest revenue on notes receivable from parent and affiliates for the years ended December 31, 1995, 1994, and 1993, was $2.2 million, $76.5 million, and $32.2 million, respectively.



Note 9.  Costs In Excess of Net Assets Acquired

Goodwill, resulting from the excess of the purchase price paid over the fair value of separately identified tangible and intangible net assets acquired, totaled $279.5 million and $288.5 million at December 31, 1995 and 1994, respectively. Accumulated amortization totaled $67.1 million and $58.1 million at December 31, 1995 and 1994, respectively.

Included in other assets is a customer base valuation of $20.1 million and $21.6 million at December 31, 1995 and 1994, respectively, which is being amortized to operating expenses on a straight-line basis over 25 years.



Note 10.  Long-term Debt

Maturities of long-term debt at December 31, 1995 were as follows:

Maturity                   Carrying Value
                       (dollars in thousands)

1996                         $  599,831
1997                          1,203,377
1998                            798,962
1999                            530,286
2000                            933,318
2001-2005                       572,118
2006-2009                       298,002

Total                        $4,935,894


Two debt issues of the Company are redeemable prior to maturity at par, at the option of the holders. If these issues were so redeemed, the amounts above would increase $148.9 million in 1996 and $149.1 million in 1999 and would decrease $298.0 million in 2009.

                            Carrying Value              Fair Value
Type of Debt              1995         1994         1995         1994
                                     (dollars in thousands)

Senior                 $4,935,894   $4,115,272   $5,180,472   $4,008,989
Senior subordinated          -         149,954         -         149,922

Total                  $4,935,894   $4,265,226   $5,180,472   $4,158,911

The  weighted  average interest  rates on  long-term debt  by type  were as follows:
                               Years Ended December 31,     December 31,
                                  1995          1994       1995     1994

Senior                            7.27%         7.28%      7.24%    7.17%
Senior subordinated               6.44          7.46         -      6.46
Total                             7.27          7.33       7.24     7.14


Certain debt agreements contain restrictions on consolidated retained earnings for certain purposes (see Note 16.).



Note 11.  Short-term Notes Payable and Credit Facilities

AGFC and one of its subsidiaries issue commercial paper with terms ranging from 1 to 270 days. Information concerning short-term notes payable for commercial paper and to banks was as follows:

                                         1995        1994        1993
                                            (dollars in thousands)

Maximum borrowings at any month end   $2,644,804  $2,629,886  $1,746,426
Average borrowings                    $2,368,904  $1,993,919  $1,633,062
Weighted average interest rate,
  giving effect to interest
  conversion agreements and
  commitment fees                          6.54%       5.23%       4.18%
Weighted average interest rate,
  at December 31,                          5.73%       5.84%       3.28%


Credit facilities are maintained to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 1995 and 1994, the Company had committed credit facilities of $800.0 million and $500.0 million, respectively, and was an eligible borrower under $2.4 billion and $2.5 billion, respectively, of committed credit facilities extended to American General and certain of its subsidiaries. The annual commitment fees for all committed facilities ranged from .06% to .11%. The Company pays commitment fees for the shared committed facilities only on its allocated portion which at December 31, 1995 was $1.6 billion. At December 31, 1995 and 1994, the Company also had $391.0 million and $381.0 million, respectively, of uncommitted credit facilities and was an eligible borrower under $185.0 million and $195.0 million, respectively, of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At December 31, 1995 and 1994, Company short-term borrowings outstanding under all credit facilities were $135.7 million and $19.9 million, respectively, and Company long-term borrowings outstanding under all credit facilities were $68.4 million and $168.1 million, respectively, with remaining availability to the Company of $3.2 billion and $3.0 billion, respectively, in committed facilities and $371.9 million and $388.0 million, respectively, in uncommitted facilities.



Note 12.  Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments. The Company uses interest conversion agreements and has used options on interest conversion agreements to manage the Company's exposure to market interest rate risk associated with funding activities.

The Company's objective for using interest conversion agreements and options on interest conversion agreements is to synthetically modify a portion of the Company's floating-rate funding to fixed rates. Such floating-rate obligations in the Company's consolidated financial statements are carried at amortized cost (as opposed to fair value).

Fixed interest rates contracted to be paid on interest conversion agreements and options on interest conversion agreements approximated the rates on fixed-rate term debt with maturities similar to the derivative financial instruments at the date of contract. Accordingly, the Company's use of interest conversion agreements and options on interest conversion agreements did not have a material effect on the weighted-average interest rate or reported interest expense in any of the three years ended December 31, 1995.

Interest conversion agreements in which the Company contracted to pay interest at fixed rates and receive interest at floating rates were $590.0 million, $390.0 million, and $290.0 million in notional amounts at December 31, 1995, 1994, and 1993, respectively. The weighted average interest rate paid was 8.28%, 8.77%, and 8.69% for the year ended December 31, 1995, 1994, and 1993, respectively. The weighted average interest rate received was 6.10%, 4.64%, and 3.35% for the year ended December 31, 1995, 1994, and 1993, respectively. See Note 20. for the fair value of the interest conversion agreements. These agreements mature at various dates and have the respective fixed rates at December 31, 1995 as shown in the table below:

                       Notional     Weighted Average
Maturity                Amount       Interest Rate
                     (dollars in
                      thousands)

  1996                 $ 50,000          8.38%
  1997                   25,000          7.17
  1998                  265,000          7.08
  1999                   50,000          9.39
  2000                  200,000          9.10

                       $590,000          8.07%

The rollforward of notional amounts for interest conversion agreements was as follows:
                                            Notional Amounts
                                     1995         1994         1993
                                         (dollars in thousands)

Balance at beginning of year      $ 390,000    $ 290,000    $ 415,000
New contracts (a)                   200,000      200,000       50,000
Expired contracts                      -        (100,000)    (175,000)

Balance at end of year            $ 590,000    $ 390,000    $ 290,000

(a)  1994 and 1993 reflect options exercised.


Options on interest conversion agreements at December 31, 1993, in aggregate notional amounts, were $200.0 million. There were no such agreements outstanding as of December 31, 1995 and 1994. All such option agreements, when exercised by the counterparty, committed the Company to pay interest at fixed rates in exchange for receiving floating-rate interest payments. The related option fees received are being amortized as a reduction of interest expense over the aggregate of the option period and interest conversion period.

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

The Company's credit exposure on interest conversion agreements is limited to the fair value of interest conversion agreements that are favorable to the Company. The Company does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the consolidated results of operations and financial position.

The Company's exposure to market risk is mitigated by the offsetting effects of changes in the value of interest conversion agreements and of the underlying funding to which they relate.



Note 13.  Short-term Notes Payable - Parent

Borrowings from American General primarily provide overnight operating liquidity when American General is in a surplus cash position. Borrowings from AGFI primarily provide operating funds for lending activities. All such borrowings are made on a due on demand basis at short-term rates based on overnight bank investment rates or bank prime rates. At December 31, 1995, 1994 and 1993, AGFC had no borrowings outstanding with American General or AGFI.

Information concerning such borrowings is as follows:

                                          1995        1994        1993
                                             (dollars in thousands)

Maximum borrowings at any month end     $    -      $450,000    $ 50,000
Average borrowings                      $   159     $ 82,214    $ 14,488
Weighted average interest rate (total
  interest expense divided by average
  borrowings)                             6.05%        8.97%       6.98%



Note 14.  Income Taxes

AGFC and all of its subsidiaries file a consolidated federal income tax return with American General and its subsidiaries. AGFC and its subsidiaries provide for federal income taxes as if filing a separate tax return, and pay such amounts to American General in accordance with a tax sharing agreement.

Provision for income taxes is summarized as follows:

                                          Years Ended December 31,
                                        1995        1994        1993
                                           (dollars in thousands)
Federal
  Current                             $121,743    $144,738    $119,758
  Deferred                             (69,570)     (9,720)     (6,135)
Total federal                           52,173     135,018     113,623
State                                  (18,826)     10,608      11,261

Total                                 $ 33,347    $145,626    $124,884


The U.S. statutory federal income tax rate differs from the effective income tax rate as follows:
                                           Years Ended December 31,
                                       1995          1994          1993

Statutory federal income tax rate     35.00%        35.00%        35.00%
Benefit of state net operating
  loss (NOL) carryforwards            (9.11)           -             -
Amortization of goodwill               2.61          1.14          1.21
Nontaxable investment income          (1.94)         (.56)         (.58)
State income taxes                     (.63)         1.77          2.23
Other, net                              .61           .09           .31

Effective income tax rate             26.54%        37.44%        38.17%

During 1995, the Company recognized state NOL carryforwards resulting from the state's audit of a return and the state's acceptance of an amended return. The Company has recognized a net reduction of $16.6 million in 1995 state income tax expense primarily related to these carryforwards. At December 31, 1995, the state NOL carryforwards remaining were $650.9 million which expire in the years 2005 and 2006.

The net deferred tax asset at December 31, 1995 of $69.6 million was net of deferred tax liabilities totaling $141.9 million. The net deferred tax asset at December 31, 1994 of $13.5 million was net of deferred tax liabilities totaling $97.8 million. The most significant deferred tax assets relate to the provision for finance receivable losses, the benefit of the state NOL carryforwards, and insurance premiums recorded for financial reporting purposes. A valuation allowance of $39.5 million ($25.7 million aftertax) was recognized at December 31, 1995 related to the state NOL carryforwards. No valuation allowance was considered necessary at December 31, 1994.

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



Note 15.  Capital Stock

AGFC has two classes of capital stock: special shares (without par value, 25 million shares authorized) which may be issued in series with such dividend, liquidation, redemption, conversion, voting and other rights as the board of directors may determine prior to issuance; and common shares ($.50 par value, 25 million shares authorized). Issued shares were as follows:

Special Shares - At December 31, 1995 and 1994, there were no shares issued and outstanding.

Common Shares - At December 31, 1995 and 1994, there were 10,160,012 shares issued and outstanding.



Note 16.  Consolidated Retained Earnings

AGFC's insurance subsidiaries are restricted by state laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 1995, the maximum amount of dividends which can be paid by the Company's insurance subsidiaries in 1996 without prior approval is $41.9 million. At December 31, 1995, AGFC's insurance subsidiaries had statutory capital and surplus of $319.4 million. Merit had $52.7 million of accumulated earnings at December 31, 1995 for which no federal income tax provisions have been required. Federal income taxes will become payable only to the extent such earnings are distributed as dividends or exceed limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 1995, the federal income tax would approximate $18.4 million.

The amount of dividends which may be paid by AGFC is limited by provisions of certain of its financing agreements. Under the most restrictive provisions of such agreements, $432.6 million of the consolidated retained earnings of AGFC at December 31, 1995, was free from such restrictions.



Note 17.  Benefit Plans


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

Equity and fixed-maturity securities were 63% and 35%, respectively, of the plans' assets at the plans' most recent balance sheet dates. The pension plans have purchased annuity contracts from American General subsidiaries to provide benefits to certain retirees. These annuity contracts provided $2.2 million, $2.3 million, and $2.3 million for benefits to the Company's retirees for the years ended December 31, 1995, 1994, and 1993.

Pension plan activity allocated to the Company for 1995, 1994, and 1993 was immaterial. Because net plan assets are not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI's participation in the AGRP is accounted for as if AGFI had its own plan. The following table sets forth AGFI's portion of the plans' funded status:
                                                  December 31,
                                           1995       1994       1993
                                             (dollars in thousands)

Accumulated benefit obligation (a)       $46,406    $31,591    $35,868

Projected benefit obligation             $56,395    $38,778    $43,212
Plan assets at fair value                 60,968     50,247     49,767
Plan assets in excess of projected
  benefit obligation                       4,573     11,469      6,555
Unrecognized prior service cost             (357)      (480)      (659)
Unrecognized net loss (gain)               3,851     (2,656)     3,485
Unrecognized net asset at
  January 1, net of amortization            (600)    (1,528)    (2,747)

Prepaid pension expense                  $ 7,467    $ 6,805    $ 6,634

(a)  Accumulated benefit obligation is over 85% vested.


Net pension expense included the following components for the years ended December 31:
                                           1995       1994       1993
                                             (dollars in thousands)

Service cost (benefits earned)           $ 2,241    $ 2,960    $ 2,375
Interest cost                              3,624      3,084      2,791
Actual return on plan assets             (11,283)      (237)    (6,112)
Amortization of prior service costs         (118)      (154)      (157)
Amortization of unrecognized net
  asset existing at date of
  initial application                     (1,176)    (1,190)    (1,190)
Deferral of net asset gain (loss)          6,527     (4,179)     2,224

Total pension (income) expense           $  (185)   $   284    $   (69)


Additional assumptions concerning the determination of net pension costs is as follows:
                                           1995       1994       1993

Weighted average discount rate             7.25%      8.50%      7.25%
Expected long-term rate of
  return on plan assets                   10.00      10.00      10.00
Rate of increase in
  compensation levels                      4.00       4.00       4.00

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

Postretirement benefits other than pension plan activity incurred by the Company for 1995 and 1994 was $.6 million and $.7 million, respectively.

Because plan information is not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI's participation in the  plans is accounted for as if  AGFI had its own
plans.   The  following  table sets  forth  AGFI's portion  of  the  plans'
combined funded status:

                                                  December 31,
                                              1995            1994
                                             (dollars in thousands)
Actuarial present value of benefit
  obligation:

Retirees                                     $1,545          $1,847
Fully eligible active plan participants         713             610
Other active plan participants                4,226           3,616
Accumulated postretirement benefit
  obligation                                  6,484           6,073
Plan assets at fair value                        89             110
Accumulated postretirement benefit
  obligation in excess of plan assets
  at fair value                               6,395           5,963
Unrecognized net loss                           247             373

Accrued postretirement benefit cost          $6,642          $6,336

Postretirement benefit expense included the following components for the year ended December 31:
                                              1995            1994
                                             (dollars in thousands)

Service cost (benefits earned)               $ 216            $ 271
Interest cost                                  463              470
Actual return on plan assets                   (21)              (2)
Deferral of net asset (loss) gain              (11)               2

Postretirement benefit expense               $ 647            $ 741


The weighted-average discount rate used in determining the accumulated postretirement benefit obligation for the years ended December 31, 1995 and 1994 was 7.25% and 8.50%, respectively. For measurement purposes, an 11.5% annual rate of increase in the per capita cost of covered health care benefits was assumed in 1996; the rate was assumed to decrease gradually to 6% in 2007 and remain at that level. A 1% increase in this assumed rate results in an immaterial increase in the accumulated postretirement benefit obligation and postretirement benefit expense.



Note 18.  Lease Commitments, Rent Expense and Contingent Liabilities

The approximate annual rental commitments for leased office space, automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, are as follows: 1996, $33.7 million; 1997, $22.7 million; 1998, $16.8 million;
1999,  $11.7 million;  2000, $6.4  million; and  subsequent to  2000, $14.8 million.

Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred in 1995. Rental expense incurred for the years ended December 31, 1995, 1994, and 1993, was $44.2 million, $35.9 million, and $32.7 million, respectively.

AGFC and certain of its subsidiaries are defendants in various lawsuits and proceedings arising in the normal course of business. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. In light of the uncertainties inherent in any litigation, no assurances can be given as to the ultimate outcome of these lawsuits and proceedings. However, AGFC and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously.

Note 19.  Interim Financial Information (Unaudited)

Unaudited interim information for 1995 and 1994 is summarized below:


                                Total Revenues
Three Months Ended          1995              1994
                            (dollars in thousands)

    March 31             $  430,395        $  314,146
    June 30                 455,739           335,299
    September 30            458,606           356,710
    December 31             444,444           381,920

    Total                $1,789,184        $1,388,075


                            Income Before Provision
                               for Income Taxes
Three Months Ended          1995              1994
                            (dollars in thousands)

    March 31             $   97,529        $   83,627
    June 30                 102,282            93,613
    September 30             62,620            99,558
    December 31            (136,791) (a)      112,128

    Total                $  125,640        $  388,926


                                  Net Income
Three Months Ended          1995              1994
                            (dollars in thousands)

    March 31             $   61,424        $   51,904
    June 30                  64,188            58,010
    September 30             56,391            62,735
    December 31             (89,710) (a)       70,651

    Total                $   92,293        $  243,300


(a) Includes increase in allowance for finance receivable losses of $216.0 million ($140.2 million aftertax).

Note 20.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. Care should be exercised in drawing conclusions based on fair value, since the fair values presented below do not include the value associated with all of the Company's assets and liabilities.

                               December 31, 1995       December 31, 1994
                             Carrying        Fair    Carrying        Fair
                              Value         Value     Value         Value
Assets                                   (dollars in thousands)

Net finance receivables,
  less allowance for finance
  receivable losses         $7,718,965  $7,718,965  $7,680,755  $7,680,755
Investment securities          883,895     883,895     702,110     702,110
Cash and cash equivalents       88,297      88,297      38,543      38,543


Liabilities

Long-term debt              (4,935,894) (5,180,472) (4,265,226) (4,158,911)
Short-term notes payable    (2,330,471) (2,330,471) (2,630,463) (2,630,463)


Off-Balance Sheet Financial
  Instruments

Unused credit limits:
  Credit cards (a)                   -           -           -           -
  Private label (a)                  -           -           -           -
  Loan and other retail sales
    finance revolving lines
    of credit                        -           -           -           -
Interest conversion agreements       -     (50,232)          -     (13,407)


(a) Includes unused credit limits on credit cards and private label extended by AGFC-Utah to its customers. Any such amounts of credit limits that would be funded would be fully participated to the Company pursuant to the participation agreement.



                  VALUATION METHODOLOGIES AND ASSUMPTIONS

The following methods and assumptions were used in estimating the fair value of the Company's financial instruments.


Finance Receivables

Fair value of net finance receivables (which approximates carrying amount less allowance for finance receivable losses) was estimated using projected cash flows, computed by category of finance receivable, discounted at the weighted-average interest rates currently being offered for similar finance receivables. Cash flows were based on contractual payment terms adjusted for delinquencies and finance receivable losses. The fair value estimate does not reflect the value of the underlying customer relationships or the related distribution system.


Investment Securities

Fair values of investment securities are based on quoted market prices, where available. For investment securities not actively traded, fair values were estimated using values obtained from independent pricing services or, in the case of some private placements, by discounting expected future cash flows using a current market rate applicable to yield, credit quality, and average life of the investments.


Cash and Cash Equivalents

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate those assets' fair values.


Long-term Debt

The fair values of the Company's long-term borrowings are estimated using cash flows discounted at current borrowing rates.


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


Interest Conversion Agreements

Fair values for the Company's interest conversion agreements are based on estimates, obtained from the individual counterparties, of the cost or benefit of terminating the agreements at the balance sheet date.

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance Corporation and subsidiaries are included in Item 8:

         Consolidated Balance Sheets, December 31, 1995 and 1994

         Consolidated Statements of Income, years ended December 31, 1995, 1994, and 1993

         Consolidated Statements of Shareholder's Equity, years ended December 31, 1995, 1994, and 1993

         Consolidated Statements of Cash Flows, years ended December 31, 1995, 1994, and 1993

         Notes to Consolidated Financial Statements

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted, because they are inapplicable, or the information required therein is included in the consolidated financial statements or notes.

    (3)  Exhibits:

         Exhibits are listed in the Exhibit Index beginning on page 61 herein.

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

    Current Report on Form 8-K dated November 16, 1995, with respect to the increase of the authorization for issuance from $500 million to $800 million aggregate principal amount of the Company's Medium-Term Notes, Series D.

    Current Report on Form 8-K dated January 10, 1996, with respect to the issuance of a News Release announcing an increase in the allowance for finance receivable losses of $216 million in the fourth quarter of 1995 and a capital contribution from AGFI of $80 million in December, 1995.

Item 14.  Continued


    Current Report on Form 8-K dated January 29, 1996, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the year ended December 31, 1995.

(c) Exhibits

    The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

                                 Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1996.

                                       AMERICAN GENERAL FINANCE CORPORATION


                                       By: /s/  Philip M. Hanley
                                       Philip M. Hanley
                                       (Senior Vice President and
                                        Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1996.


/s/  Frederick W. Geissinger           /s/  Bennie D. Hendrix
Frederick W. Geissinger                Bennie D. Hendrix
(Chairman, President, and Chief        (Director)
 Executive Officer and Director -
 Principal Executive Officer)
                                       /s/  James R. Jerwers
                                       James R. Jerwers
/s/  Philip M. Hanley                  (Director)
Philip M. Hanley
(Senior Vice President and Chief
 Financial Officer and Director -      /s/  Larry R. Klaholz
 Principal Financial Officer)          Larry R. Klaholz
                                       (Director)

/s/  George W. Schmidt
George W. Schmidt                      /s/  Jon P. Newton
(Controller and Assistant Secretary -  Jon P. Newton
 Principal Accounting Officer)         (Director)


/s/  Wayne D. Baker                    /s/  David C. Seeley
Wayne D. Baker                         David C. Seeley
(Director)                             (Director)


/s/  Robert M. Devlin                  /s/  Austin P. Young
Robert M. Devlin                       Austin P. Young
(Director)                             (Director)

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

(4) a. The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries. In the aggregate, the outstanding issuances of debt under each Indenture referred to under items (1), (2) and (3) below exceed 10% of the total assets of the Company on a consolidated basis.

         (1) Senior Indenture dated as of February 1, 1993 from American General Finance Corporation to Citibank, N.A. Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Registration Statement on Form S-3 (Registration No. 33-57910).

              (a) Resolutions and form of note for senior notes, 6 3/8% due March 15, 2003. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated March 4, 1993 (File No. 1-6155).

              (b) Resolutions and form of note for senior notes, 5% due June 15, 1996. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated June 10, 1993 (File No. 1-
                   6155).

              (c) Resolutions and form of note for senior notes, 5 7/8% due July 1, 2000. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated June 29, 1993 (File No. 1-6155).

              (d) Resolutions and form of note for senior notes, 5.80% due April 1, 1997. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated March 22, 1994 (File No. 1-6155).

Exhibits                                                                    Page
              (e)  Resolutions  and form  of note for senior notes, 6  5/8%
                   due   June  1,  1997.    Incorporated  by  reference  to
                   Exhibits  4(a)  and  4(b)  filed   as  a  part   of  the
                   Company's  Current  Report  on Form  8-K  dated  May 17,
                   1994 (File No. 1-6155).

              (f) Resolutions and form of note for senior notes, 6 7/8% due July 1, 1999. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated June 8, 1994 (File No. 1-6155).

              (g) Resolutions and form of note for senior notes, 7% due October 1, 1997. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated September 26, 1994 (File No. 1-6155).

              (h) Resolutions and form of note for senior notes, 7.70% due November 15, 1997. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated November 10, 1994 (File No. 1-6155).

              (i) Resolutions and form of note for senior notes, 8 1/4% due January 15, 1998. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated January 6, 1995 (File No. 1-6155).

         (2) Senior Indenture dated as of November 1, 1991 from American General Finance Corporation to Citibank, N.A., as successor trustee. Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Current Report on Form 8-K dated November 6, 1991 (File No. 1-6155).

              (a) Resolutions and form of note for senior notes, 7 3/8% due November 15, 1996. Incorporated by reference to Exhibits 4(c) and 4(d) filed as a part of the Company's Current Report on Form 8-K dated November 6, 1991 (File No. 1-6155).

              (b) Resolutions and form of note for senior notes, 7.15% due May 15, 1997. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated May 13, 1992 (File No. 1-6155).

Exhibits                                                                    Page
              (c)  Resolutions and  form of note for  senior  notes,  7.45%
                   due   July  1,  2002.   Incorporated   by  reference  to
                   Exhibits  4(a)  and   4(b)   filed  as  a  part  of  the
                   Company's  Current  Report  on  Form  8-K dated  July 2,
                   1992 (File No. 1-6155).

              (d) Resolutions and form of note for senior notes, 7 1/8% due December 1, 1999. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated December 1, 1992 (File No. 1-6155).

              (e)  Resolutions  and forms  of  notes for  (senior)  Medium-
                   Term Notes, Series C. Incorporated by reference to Exhibits 4(a), 4(b) and 4(c) filed as a part of the Company's Current Report on Form 8-K dated December 10, 1992 (File No. 1-6155).

              (f) Resolutions and form of note for senior notes, 6 7/8% due January 15, 2000. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated January 11, 1993 (File No. 1-6155).

              (g)  Resolutions  for (senior)  Medium-Term Notes,  Series C.
                   Incorporated by reference to Exhibit 4 filed as a part of the Company's Current Report on Form 8-K dated April 6, 1994 (File No. 1-6155).

         (3) Indenture dated as of October 1, 1994 from American General Finance Corporation to The Chase Manhattan Bank (National Association). Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Registration Statement on Form S-3 (Registration No. 33-55803).

              (a) Resolutions and form of note for senior notes, 8% due February 15, 2000. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated February 3, 1995 (File No. 1-6155).

              (b)  Resolutions  and forms  of notes  for  (senior)  Medium-
                   Term Notes, Series D. Incorporated by reference to Exhibits 4(a), 4(b) and 4(c) filed as a part of the Company's Current Report on Form 8-K dated February 13, 1995 (File No. 1-6155).

Exhibits                                                                    Page
              (c)  Resolutions  and  form of  note for senior notes, 7 1/4%
                   due  March  1,  1998.    Incorporated  by  reference  to
                   Exhibits  4(a)  and  4(b)   filed  as   a  part  of  the
                   Company's  Current  Report  on Form  8-K dated  February
                   27, 1995 (File No. 1-6155).

              (d) Resolutions and form of note for senior notes, 7 1/4% due April 15, 2000. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated April 11, 1995 (File No. 1-6155).

              (e) Resolutions and form of note for senior notes, 7 1/4% due May 15, 2005. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated May 5, 1995 (File No. 1-6155).

              (f) Resolutions for (senior) Medium-Term Notes, Series D. Incorporated by reference to Exhibit 4 filed as a part of the Company's Current Report on Form 8-K dated November 16, 1995 (File No. 1-6155).

     b. In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have not been filed as exhibits to this Annual Report on Form 10-K because the total amount of securities authorized and outstanding under each such instrument does not exceed 10% of the total assets of the Company on a consolidated basis. The Company hereby agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request therefor.

(12)  Computation of ratio of earnings to fixed charges.                     65

(23)  Consent of Ernst & Young LLP, Independent Auditors                     66

(27)  Financial Data Schedule                                                67