Form 10-Q
period 1996-03-31
AMERICAN GENERAL FINANCE CORP
filed 1996-05-01
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996

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

At May 1, 1996, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements



           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)


                                               Three Months Ended
                                                    March 31,
                                               1996          1995
                                             (dollars in thousands)

Revenues
  Finance charges                            $362,126      $357,812
  Insurance                                    51,186        54,142
  Other                                        21,793        18,441

Total revenues                                435,105       430,395

Expenses
  Interest expense                            123,876       122,065
  Operating expenses                          128,722       109,845
  Provision for finance
    receivable losses                         106,531        72,312
  Insurance losses and loss
    adjustment expenses                        28,548        28,644

Total expenses                                387,677       332,866

Income before provision for
  income taxes                                 47,428        97,529

Provision for Income Taxes                     17,543        36,105


Net Income                                   $ 29,885      $ 61,424




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)


                                             March 31,     December 31,
                                                1996            1995
Assets                                         (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $2,781,574      $2,817,258
    Non-real estate loans                     2,528,711       2,694,369
    Retail sales finance                      1,969,693       2,131,978
    Credit cards                                540,717         557,603

Net finance receivables                       7,820,695       8,201,208
Allowance for finance receivable
  losses                                       (477,119)       (482,243)
Net finance receivables, less allowance
  for finance receivable losses               7,343,576       7,718,965

Investment securities                           870,507         883,895
Cash and cash equivalents                        84,227          88,297
Notes receivable from parent                    181,102         187,038
Goodwill                                        277,285         279,532
Other assets                                    297,816         327,750

Total assets                                 $9,054,513      $9,485,477


Liabilities and Shareholder's Equity

Long-term debt                               $4,814,843      $4,935,894
Short-term notes payable:
  Commercial paper                            1,969,692       2,194,771
  Banks and other                                95,499         135,700
Insurance claims and policyholder
  liabilities                                   468,667         483,971
Other liabilities                               262,455         275,683
Accrued taxes                                    13,072          10,962

Total liabilities                             7,624,228       8,036,981

Shareholder's equity:
  Common stock                                    5,080           5,080
  Additional paid-in capital                    691,914         691,914
  Net unrealized gains on investment
    securities                                   19,324          38,412
  Retained earnings                             713,967         713,090

Total shareholder's equity                    1,430,285       1,448,496

Total liabilities and shareholder's equity   $9,054,513      $9,485,477


See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      1996          1995
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $ 29,885      $ 61,424
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses          106,531        72,312
    Depreciation and amortization                     21,969        28,235
    Deferral of finance receivable
      origination costs                              (13,378)      (21,045)
    Deferred federal income tax charge (benefit)       1,397        (5,836)
    Change in other assets and other liabilities      26,254        64,801
    Change in insurance claims and
      policyholder liabilities                       (15,304)        3,781
    Other, net                                        16,457        44,815
Net cash provided by operating activities            173,811       248,487

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (987,747)   (1,517,889)
  Principal collections on finance receivables     1,240,601     1,206,185
  Investment securities purchased                    (57,670)      (53,592)
  Investment securities called, matured and sold      42,506        19,603
  Change in notes receivable from parent
    and affiliates                                     5,936           -
  Other, net                                          (5,320)       (7,047)
Net cash provided by (used for) investing
  activities                                         238,306      (352,740)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt            27,950       732,416
  Repayment of long-term debt                       (149,850)     (278,360)
  Change in short-term notes payable                (265,280)     (279,774)
  Dividends paid                                     (29,007)      (27,534)
Net cash (used for) provided by financing
  activities                                        (416,187)      146,748

(Decrease) increase in cash and cash equivalents      (4,070)       42,495
Cash and cash equivalents at beginning of period      88,297        38,543

Cash and cash equivalents at end of period          $ 84,227      $ 81,038


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                 $  4,892      $     28
  Interest paid                                     $118,806      $109,447



See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1996



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods and include the accounts of American General Finance Corporation and its subsidiaries. American General Finance Corporation is hereinafter referenced as "AGFC" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company". The subsidiaries are wholly-owned, and all intercompany items have been eliminated. Per share information is not included because AGFC is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at March 31, 1996 and December 31, 1995, its consolidated results of operations for the three months ended March 31, 1996 and 1995, and its consolidated cash flows for the three months ended March 31, 1996 and 1995. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

To conform with the 1996 presentation, certain items in the prior period have been reclassified.


Note 3.  Derivative Financial Instruments

AGFC makes limited use of derivative financial instruments to manage the cost of its debt. AGFC has used interest conversion agreements to reduce its exposure to future fluctuations in interest rates by effectively converting short-term and medium-term floating-rate debt to fixed-rate. At March 31, 1996, outstanding interest conversion agreements in which AGFC contracted to pay interest at fixed rates and receive floating rates totaled $590 million of notional amount, with an average fixed pay rate of 8.07% and an average floating receive rate of 5.65%. AGFC's use of such agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first three months of 1996 or 1995.

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


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $173.8 million for the three months ended March 31, 1996 compared to $248.5 million for the same period in 1995. Operating cash flow combined with the net collections of finance receivables generated cash flow of $426.7 million for the three months ended March 31, 1996. This cash flow was used to fund the net repayments of debt of $387.2 million and to pay dividends of $29.0 million to the Company's parent for the three months ended March 31, 1996. Operating cash flow combined with the net proceeds of increased debt generated cash flow of $422.8 million for the same period in 1995. This cash flow was used to fund the net originations and purchases of finance receivables of $311.7 million and to pay dividends of $27.5 million to the Company's parent for the three months ended March 31, 1995.

Dividends are managed to maintain the Company's targeted leverage of 6.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at March 31, 1996 was 6.07 due to the decrease in debt resulting from the net decline in finance receivables which management considers to be temporary. The total amount of dividends available for AGFC to pay is effectively limited by restrictions contained in certain financing agreements.


Capital Resources

The Company's requirement for capital varies directly with net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At March
31, 1996, the Company's capital was $8.3 billion, consisting of $6.9 billion of debt and $1.4 billion of equity, compared to $8.4 billion at March 31, 1995, consisting of $7.0 billion of debt and $1.4 billion of equity.

The Company obtains funds through the issuance of a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC and one of its subsidiaries sell commercial paper notes with maturities ranging from 1 to 270 days directly to banks, insurance companies, corporations, and other institutional investors. AGFC may also offer medium-term notes with original maturities of nine months or longer to certain institutional investors. The remainder of AGFC's capital is obtained primarily through underwritten public debt offerings with maturities generally ranging from three to ten years.

The Company's mix of fixed-rate and floating-rate debt is determined by management based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also has used interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate funding, thereby limiting its exposure to interest rate movements.


Credit Facilities

Credit  facilities  are maintained  to support  the issuance  of commercial
paper   and  to  provide  an  additional  source  of  funds  for  operating
requirements.   At  March  31,  1996,  the  Company  had  committed  credit facilities  of $800.0  million  and was  an  eligible borrower  under  $2.4 billion of  committed credit  facilities extended  to American  General and
certain of  its  subsidiaries (the  "shared  committed facilities").    The
annual commitment fees  for all  committed facilities ranged  from .06%  to
 .11%. The Company pays commitment fees for the shared committed facilities only on its allocated portion which at March 31, 1996 was $1.6 billion. At March 31, 1996, the Company also had $408.5 million of uncommitted credit facilities and was an eligible borrower under $182.5 million of uncommitted
credit   facilities  extended  to  American  General  and  certain  of  its subsidiaries.  Available borrowings under all facilities are reduced by any
amounts  outstanding thereunder.   At  March 31,  1996, Company  borrowings
outstanding under all credit facilities totaled $160.9 million with remaining availability to the Company of $3.2 billion in committed facilities and $430.1 million in uncommitted facilities.


Securitization

During 1995, the Company securitized its portfolio of private label and credit card finance receivables to establish additional sources of funding and liquidity. During the second quarter of 1995, the Company sold $100 million of securitized finance receivables with limited recourse. At March 31, 1996, securitized finance receivables sold remained at $100 million.

                       SELECTED FINANCIAL INFORMATION


The following table sets forth certain selected financial information of the Company for the periods indicated:
                                                         At or for the
                                                      Three Months Ended
                                                           March 31,
                                                     1996            1995
                                                    (dollars in thousands)
Average finance receivables,
  net of unearned finance
  charges (average net
  receivables)                                     $8,015,209    $8,041,342

Average borrowings                                 $7,097,851    $7,003,168

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables                                      18.13%        17.94%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                                            6.96%         7.00%

Spread between yield
  and borrowing cost                                   11.17%        10.94%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                                       2.55%         2.69%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                                       6.42%         5.46%

Return on average assets
  (annualized)                                          1.28%         2.70%

Return on average equity
  (annualized)                                          8.23%        18.07%

Charge-off ratio -
  net charge-offs
  (annualized) as a
  percentage of average
  net receivables                                       5.53%         2.82%

Allowance ratio -
  allowance for finance
  receivable losses as a
  percentage of net
  finance receivables                                   6.10%         2.97%

                                                       At or for the
                                                    Three Months Ended
                                                         March 31,
                                                     1996        1995

Ratio of earnings to fixed charges (refer to
  Exhibit 12 herein for calculations)                1.37        1.78

Delinquency ratio - finance receivables any
  portion of which was 60 days or more past
  due as a percentage of related receivables
  (including unearned finance charges and
  excluding deferred origination costs, a
  fair value adjustment on finance receivables,
  and accrued interest)                              4.05%       2.92%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on fixed-maturity
  investment securities                              6.07        6.46

Debt to equity ratio                                 4.81        5.13



                       ANALYSIS OF OPERATING RESULTS

Net income decreased $31.5 million, or 51%, for the three months ended March 31, 1996 when compared to the same period in 1995 primarily due to increases in the provision for finance receivable losses and operating expenses.


Finance Charges

Finance charge revenues increased $4.3 million, or 1%, for the three months ended March 31, 1996 when compared to the same period in 1995 due to an increase in yields and an additional day in 1996, partially offset by a decrease in average net receivables. Yields increased 19 basis points for the three months ended March 31, 1996 when compared to the same period in 1995 primarily due to higher yield on loans. The loan yield increased primarily due to higher yield on real estate loans, resulting from the higher interest rate environment and rate management. Average net receivables decreased $26.1 million for the three months ended March 31, 1996 when compared to the same period in 1995 primarily due to the AGFC dividend of the common stock of two subsidiaries operating in Alabama to AGFI on December 31, 1995 and the action program to improve credit quality. (See Provision for Finance Receivable Losses herein.) The decrease in average net receivables for the three months ended March 31, 1996 when compared to the same period in 1995 was partially offset by growth in the credit card portfolio resulting from business development efforts.

Insurance Revenues

Insurance revenues decreased $3.0 million, or 5%, for the three months ended March 31, 1996 when compared to the same period in 1995 primarily due to a decrease in earned premiums. Earned premiums decreased primarily due to the decrease in net written premiums. The decrease in net written premiums reflected the decrease in loan volume which resulted from the action program to improve credit quality.


Other Revenues

Other revenues increased $3.4 million, or 18%, for the three months ended March 31, 1996 when compared to the same period in 1995 primarily due to an increase in interest revenue on notes receivable from parent and affiliates and an increase in investment revenue, partially offset by an increase in losses on foreclosed real estate. The increase in interest revenue on notes receivable from parent and affiliates resulted from the AGFC dividend of the common stock of two subsidiaries operating in Alabama to AGFI. AGFI provides funding for the assets transferred through a demand note with AGFC. The increase in investment revenue for the three months ended March 31, 1996 when compared to the same period in 1995 was primarily due to growth in average invested assets for the insurance operations of $56.2 million, or 7%, partially offset by a decrease in return on invested assets of 23 basis points.


Interest Expense

Interest expense increased $1.8 million, or 1%, for the three months ended March 31, 1996 when compared to the same period in 1995 due to increases in average borrowings, partially offset by a decrease in borrowing cost. Average borrowings for the three months ended March 31, 1996 increased $94.7 million, or 1%, when compared to the same period in 1995 primarily to fund asset growth that occurred in the first three quarters of 1995. The borrowing cost for the three months ended March 31, 1996 decreased 4 basis points when compared to the same period in 1995 due to a decrease in short-term borrowing cost, partially offset by an increase in long-term borrowing cost. The reduction in income before provision for income taxes, along with the increase in interest expense, resulted in the decrease in the ratio of earnings to fixed charges for the three months ended March 31, 1996 when compared to the same period in 1995.


Operating Expenses

Operating expenses increased $18.9 million, or 17%, for the three months ended March 31, 1996 when compared to the same period in 1995 primarily due to growth in the business that occurred in the first three quarters of 1995 and in 1994, the decrease in deferral of finance receivable origination costs, and collection efforts on the increased level of delinquent finance receivables. Growth in the business resulted in operational staffing increases and other growth-related expenses. Since March 31, 1995, the Company has opened over 50 new consumer finance offices and added 1,500 employees, including 600 branch employees and 900 employees to process the private label and credit card finance receivables. Such increases in consumer finance offices and employees include the effects of the AGFC dividend of the two subsidiaries operating in Alabama which decreased the Company's consumer finance offices by 34 offices and branch employees by approximately 200 employees at December 31, 1995.


Provision for Finance Receivable Losses

Provision for finance receivable losses increased $34.2 million, or 47%, for the three months ended March 31, 1996 when compared to the same period in 1995 due to increases in net charge-offs, partially offset by a decrease in the amounts provided for the allowance for finance receivable losses.

Net charge-offs for the three months ended March 31, 1996 increased to $111.7 million from $56.3 million for the same period in 1995. Net charge-offs for the three months ended December 31, 1995 were $127.0 million. The charge-off ratio for first quarter 1996 was 5.53% compared to 6.04% for fourth quarter 1995 and 2.82% for first quarter 1995.

In recent years, the Company's operational strategy has been focused on improving its risk-adjusted returns by extending credit to customers with risk characteristics somewhat higher than those traditionally serviced by the Company. As expected, this strategy adversely influenced credit quality. However, the delinquency ratios and the charge-off ratios experienced by the Company sharply increased to greater than anticipated levels beginning in the third quarter of 1995. Due to these increases in delinquencies and net charge-offs, a comprehensive review of the Company was initiated in the fourth quarter of 1995. This review consisted of extensive internal analysis, together with finance receivable loss development projections supplied by outside credit consultants. The results of the analysis indicated a need for an increase in the allowance for finance receivable losses. A $216.0 million increase in the allowance for finance receivable losses was recorded in fourth quarter 1995.

In addition, the Company adopted an action program for improving credit quality that included raising underwriting standards, expanding the use of credit scoring, and slowing branch expansion and receivable growth (other than real estate loan growth), while stressing collections and improving branch office training. This action program is being accomplished primarily by redirecting Company resources rather than employing additional resources. At March 31, 1996, net finance receivables were $7.8 billion, a decrease of $380.5 million from the balance at December 31, 1995, reflecting decreased finance receivable volume.

Delinquencies have leveled off since year end 1995. At March 31, 1996, delinquencies were $346.5 million compared to $370.7 million at December 31, 1995 and $262.1 million at March 31, 1995. The delinquency ratio decreased from 4.12% at December 31, 1995 to 4.05% at March 31, 1996 (compared to 2.92% at March 31, 1995).

The allowance for finance receivable losses decreased $5.1 million from $482.2 million at December 31, 1995 to $477.1 million at March 31, 1996. The allowance ratio at March 31, 1996 was 6.10% compared to 5.88% at December 31, 1995. The increase in such ratio reflects the decrease in net finance receivables in first quarter 1996. Management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and net charge-offs.

Net charge-offs are expected to moderate in the second half of 1996. As a result, management believes that there will be an improvement in earnings in the third and fourth quarters of the year.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and  loss adjustment  expenses decreased  $.1 million,  or
 .3%, for the three months ended March 31, 1996 when compared to the same period in 1995 due to the decrease in provision for future benefits, substantially offset by the increase in claims. The decrease in provision for future benefits of $2.6 million was due to reduced growth in the sales
of non-credit insurance products.   The increase in claims of  $2.5 million
was due to an increased incidence of losses.


Provision for Income Taxes

The provision for income taxes decreased $18.6 million, or 51%, for the three months ended March 31, 1996 when compared to the same period in 1995 primarily due to lower taxable income.


Forward-looking Statements

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited to, the following: changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; adverse litigation results; and failure to achieve the Company's anticipated levels of expense savings from cost-saving initiatives. The Company's results also could be adversely affected by lower than anticipated finance receivable volume as a result of the Company's recently implemented action program to tighten underwriting standards and increase branch office training, and the failure of finance receivable delinquencies to trend downward to the extent anticipated despite the Company's initiatives. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the Company's 1995 Form 10-K, AGFC and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit punitive damages disproportionate to the actual damages alleged. Based upon information presently available, the Company believes that the total amounts that ultimately will be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large punitive damage awards that bear little or no relation to actual damages awarded by juries in jurisdictions like Alabama, continue to increase and create the potential for unpredictable judgements in any given punitive damage suit.



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

     Current Report on Form 8-K dated April 23, 1996, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended March 31, 1996.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE CORPORATION
                                              (Registrant)



Date:  May 1, 1996                By /s/ Philip M. Hanley
                                         Philip M. Hanley
                                     Senior Vice President - Operations/
                                       Corporate Development and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             16

(27)  Financial Data Schedule.                                       17