Form 10-K
period 1996-12-31
AMERICAN GENERAL FINANCE CORP
filed 1997-03-20
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1996

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

At March 20, 1997, no voting stock of the registrant was held by a non-affiliate.

At March 20, 1997, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                             TABLE OF CONTENTS




           Item                                                     Page

Part I      1. Business . . . . . . . . . . . . . . . . . . . . . . .  3

            2. Properties . . . . . . . . . . . . . . . . . . . . . . 15

            3. Legal Proceedings  . . . . . . . . . . . . . . . . . . 16

            4. Submission of Matters to a Vote of Security Holders. .  *

Part II     5. Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . 17

            6. Selected Financial Data  . . . . . . . . . . . . . . . 17

            7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . 18

            8. Financial Statements and Supplementary Data  . . . . . 30

            9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . **

Part III   10. Directors and Executive Officers of the Registrant . .  *

           11. Executive Compensation . . . . . . . . . . . . . . . .  *

           12. Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . . . .  *

           13. Certain Relationships and Related Transactions . . . .  *

Part IV    14. Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K  . . . . . . . . . . . . . . . . . . . . 60



      * Items 4, 10, 11, 12, and 13 are not included, as per conditions met by Registrant set forth in General Instructions J(1)(a) and
          (b) of Form 10-K.

     ** Item 9 is not included, as no information was required by Item 304 of Regulation S-K.

                                   PART I

Item 1.  Business.

                                  GENERAL

American General Finance Corporation will be referred to in this document as "AGFC" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company". AGFC was incorporated under the laws of the State of Indiana in 1927 as successor to a business started in 1920. All of the common stock of AGFC is owned by American General Finance, Inc.
(AGFI), which was incorporated under the laws of the State of Indiana in 1974. Since 1982, AGFI has been a direct or indirect wholly-owned subsidiary of American General Corporation (American General), the parent company of one of the nations's largest diversified financial services organizations. Headquartered in Houston, Texas, American General's operating subsidiaries are leading providers of retirement services, consumer loans, and life insurance. American General, a Texas corporation, is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

AGFC is a financial services holding company, the subsidiaries of which are engaged primarily in the consumer finance and credit insurance business. The Company conducts the credit insurance business as part of the consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both subsidiaries of AGFC.

At December 31, 1996, the Company had 1,354 offices in 39 states, Puerto Rico, and the U.S. Virgin Islands and approximately 9,100 employees. The Company's executive offices are located in Evansville, Indiana.


Selected Financial Information

The Company  reclassified  credit card  and certain  private label  finance receivables to assets held for sale on December 31, 1996; therefore, average net receivables; yield; finance receivable loss experience; and finance receivables originated, renewed, and purchased for 1996 were not affected by this reclassification. See Consumer Finance Operations for further information on this reclassification.

The Company executed the private label and credit card participation agreement with AGFC-Utah on December 31, 1994; therefore, average net receivables, yield, and finance receivable loss experience information for 1994 were not affected by the finance receivables acquired pursuant to such agreement. See Consumer Finance Operations for further information on this agreement.

The following table shows certain selected financial information of the Company for the years indicated:

                                       1996         1995         1994
                                           (dollars in thousands)
Average finance receivables net
  of unearned finance charges
  (average net receivables)         $7,930,169   $8,269,663   $6,146,644

Average borrowings                  $6,989,745   $7,209,923   $6,171,265

Item 1.  Continued

                                         1996         1995         1994

Yield - finance charges as a
  percentage of average net
  receivables                           17.84%       18.01%       17.42%

Borrowing cost - interest
  expense as a percentage
  of average borrowings                  6.90%        7.03%        6.67%

Interest spread - yield
  less borrowing cost                   10.94%       10.98%       10.75%

Insurance revenues as a
  percentage of average
  net receivables                        2.60%        2.69%        2.93%

Operating expenses as a
  percentage of average
  net receivables                        6.27%        5.64%        5.44%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                            5.18%        5.88%        2.86%

Charge-off ratio (defined in
  "Consumer Finance Operations -
  Finance Receivable Loss and
  Delinquency Experience" in
  Item 1. herein.)                       5.51%        3.77%        2.20%

Delinquency ratio - 60 days or more
  (defined in "Consumer Finance
  Operations - Finance Receivable
  Loss and Delinquency Experience"
  in Item 1. herein.)                    3.84%        4.15%        2.89%

Return on average assets                  .55%         .98%        2.99%

Return on average equity                 3.55%        6.49%       19.51%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 herein
  for calculations)                      1.16         1.24         1.92

Debt to tangible equity ratio -
  debt to equity less goodwill
  and net unrealized gains or
  losses on fixed-maturity
  investment securities                  7.08         6.43         6.52

Debt to equity ratio                     5.57         5.02         5.19

Item 1.  Continued


                        CONSUMER FINANCE OPERATIONS

Through its subsidiaries, the Company makes loans directly to individuals, purchases retail sales contract obligations of individuals, and offers private label services. On December 31, 1994, the Company entered into a participation agreement whereby the Company purchases all of the private label and credit card finance receivables originated by American General Financial Center (AGFC-Utah), a subsidiary of AGFI.

In its lending operations, the Company generally takes a security interest in real property and/or personal property of the borrower. Of the loans outstanding at December 31, 1996, 91% were secured by such property. At December 31, 1996, mortgage loans (generally second mortgages) accounted for 60% of the aggregate dollar amount of loans outstanding and 14% of the total number of loans outstanding, compared to 51% and 10%, respectively, at December 31, 1995. Loans secured by real property generally have maximum original terms of 180 months. Loans secured by personal property or that are unsecured generally have maximum original terms of 60 months.

In its retail operations, the Company purchases retail sales contracts arising from the retail sale of consumer goods and services and purchases private label receivables originated by AGFC-Utah pursuant to the participation agreement entered into on December 31, 1994. Retail sales contracts are primarily closed-end accounts which consist of a single purchase. Private label are open-end revolving accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have a maximum original term of 60 months. Private label are secured by a purchase money security interest in the goods purchased and generally require minimum monthly payments based on current balances.

In its credit card operations, the Company purchases MasterCard and VISA credit card receivables originated by AGFC-Utah pursuant to the participation agreement entered into on December 31, 1994. Credit cards are unsecured and require minimum monthly payments based on current balances.

In fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and an associated allowance for finance receivable losses of $70.0 million to assets held for sale on December 31, 1996. See Note 10. of the Notes to Consolidated Financial Statements in Item 8. herein for further information on this reclassification.


Finance Receivables

The table on the following page shows certain information concerning finance receivables of the Company for the years indicated. All finance receivable data in this report (except as otherwise indicated) is calculated on a net basis -- that is, after deduction of unearned finance charges but before deduction of an allowance for finance receivable losses.

Item 1.  Continued


                                          Years Ended December 31,
                                       1996         1995         1994
Originated, renewed, and purchased:

  Amount (in thousands):

    Real estate loans               $1,314,022   $1,260,673   $1,167,879
    Non-real estate loans            2,179,930    2,950,065    2,979,086
    Retail sales contracts           1,009,482    1,492,393    1,444,821
    Private label (a)                  336,550      624,212      153,639
    Credit cards (a)                   502,379      567,090          -
    Total originated and renewed     5,342,363    6,894,433    5,745,425
    Net purchased (transferred)
      (a) (b)                          945,193     (171,767)   1,293,944
  Total originated, renewed,
    and purchased                   $6,287,556   $6,722,666   $7,039,369


  (a) Private label and credit card finance receivables purchased from AGFC-Utah in 1996 and 1995 pursuant to the participation agreement are treated as originations by the Company. The initial purchase of $1.3 billion of such finance receivables in 1994 was treated as a purchase.

  (b) Includes purchases of finance receivables from affiliates for 1996, 1995, and 1994 of $59.4 million, $29.3 million, and $1.3 billion, respectively, and transfer of finance receivables of subsidiaries dividended to affiliates for 1995 of $196.4 million.


  Number:

    Real estate loans                   65,647       72,562       70,430
    Non-real estate loans              945,124    1,443,915    1,509,223
    Retail sales contracts             772,365    1,240,157    1,255,599
    Private label                      201,888      433,165      164,094


  Average size (to nearest dollar):

    Real estate loans                  $20,016      $17,374      $16,582
    Non-real estate loans                2,307        2,043        1,974
    Retail sales contracts               1,307        1,203        1,151
    Private label                        1,667        1,441          936

Item 1.  Continued


                                                December 31,
                                       1996         1995         1994
Balance at end of period:

  Amount (in thousands):

    Real estate loans               $3,652,106   $2,817,258   $2,697,980
    Non-real estate loans            2,459,660    2,694,369    2,656,386
    Retail sales contracts             954,975    1,189,272    1,172,099
    Private label                      376,580      942,706      900,732
    Credit cards                          -         557,603      479,480

  Total                             $7,443,321   $8,201,208   $7,906,677


  Number:

    Real estate loans                  194,689      163,803      161,859
    Non-real estate loans            1,214,791    1,426,394    1,430,150
    Retail sales contracts             862,047    1,143,310    1,116,592
    Private label                      276,184      504,184      405,416
    Credit cards                          -         449,591      403,262

  Total                              2,547,711    3,687,282    3,517,279


  Average size (to nearest dollar):

    Real estate loans                  $18,759      $17,199      $16,669
    Non-real estate loans                2,025        1,889        1,857
    Retail sales contracts               1,108        1,040        1,050
    Private label                        1,364        1,870        2,222
    Credit cards                          -           1,240        1,189


Geographic Distribution

See Note 5. of the Notes to Consolidated Financial Statements in Item 8. herein for information on geographic distribution of finance receivables.

Item 1.  Continued


Average Net Receivables and Yield

The following table details average net receivables and yield by type of finance receivable for the years indicated:

                                1996          1995          1994
                                     (dollars in thousands)

Real estate loans:
  Average net receivables    $3,044,966    $2,839,151    $2,655,771
  Yield                          14.80%        15.01%        14.38%

Non-real estate loans:
  Average net receivables    $2,487,112    $2,743,997    $2,434,290
  Yield                          22.31%        21.83%        21.30%

Total loans:
  Average net receivables    $5,532,078    $5,583,148    $5,090,061
  Yield                          18.18%        18.36%        17.69%

Retail sales contracts:
  Average net receivables    $1,033,800    $1,229,931    $1,011,151
  Yield                          16.88%        17.14%        16.25%

Private label:
  Average net receivables    $  835,191    $  949,979    $   45,432
  Yield                          15.15%        15.35%        13.11%

Total retail sales finance:
  Average net receivables    $1,868,991    $2,179,910    $1,056,583
  Yield                          16.11%        16.36%        16.12%

Credit cards:
  Average net receivables    $  529,100    $  506,605    $      -
  Yield                          20.41%        21.28%           - %

Total:
  Average net receivables    $7,930,169    $8,269,663    $6,146,644
  Yield                          17.84%        18.01%        17.42%

Item 1.  Continued


Finance Receivable Loss and Delinquency Experience

The following table details finance receivable loss experience by type of finance receivable for the years indicated. See Management's Discussion and Analysis in Item 7. herein and Note 6. of the Notes to Consolidated Financial Statements in Item 8. herein for further information on finance receivable loss and delinquency experience and the related allowance.

                                      Years Ended December 31,
                                   1996         1995         1994
                                       (dollars in thousands)
Real estate loans:
  Net charge-offs                $ 36,352     $ 23,240     $ 15,387
  Charge-off ratio                  1.21%        0.82%        0.58%

Non-real estate loans:
  Net charge-offs                $223,580     $165,087     $ 93,666
  Charge-off ratio                  8.96%        6.11%        3.92%

Total loans:
  Net charge-offs                $259,932     $188,327     $109,053
  Charge-off ratio                  4.72%        3.38%        2.15%

Retail sales contracts:
  Net charge-offs                $ 52,939     $ 35,392     $ 24,319
  Charge-off ratio                  5.07%        2.89%        2.44%

Private label:
  Net charge-offs                $ 72,512     $ 51,115     $    867
  Charge-off ratio                  8.59%        5.39%        2.01%

Total retail sales finance:
  Net charge-offs                $125,451     $ 86,507     $ 25,186
  Charge-off ratio                  6.65%        3.98%        2.42%

Credit cards:
  Net charge-offs                $ 51,386     $ 36,206     $    -
  Charge-off ratio                  9.68%        7.19%          - %

Total:
  Net charge-offs                $436,769     $311,040     $134,239
  Charge-off ratio (a)              5.51%        3.77%        2.20%
  Allowance for finance
    receivable losses (b)        $385,272     $482,243     $225,922
  Allowance ratio (b)               5.18%        5.88%        2.86%

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

Item 1.  Continued


The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio and reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio. In evaluating the portfolio, management considers numerous factors including current economic conditions, prior finance receivable loss and delinquency experience, the composition of the finance receivable portfolio, and an estimate of anticipated finance receivable losses.

AGFC's policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when six installments are past due. Credit card and private label accounts are charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan value in excess of that amount is charged off. The charge-off period is occasionally extended for individual accounts when, in the opinion of management, such treatment is warranted.

Based upon contract terms in effect at the respective dates, delinquency (finance receivables any portion of which was 60 days or more past due including unearned finance charges and excluding deferred origination costs, a fair value adjustment on finance receivables, and accrued interest) was as follows:
                                             December 31,
                                   1996         1995         1994
                                       (dollars in thousands)

Real estate loans                $ 83,239     $ 59,517     $ 46,734
  % of related receivables          2.23%        2.01%        1.65%

Non-real estate loans            $179,719     $197,662     $140,535
  % of related receivables          6.43%        6.37%        4.54%

Total loans                      $262,958     $257,179     $187,269
  % of related receivables          4.03%        4.24%        3.16%

Retail sales contracts           $ 33,675     $ 43,171     $ 25,227
  % of related receivables          2.90%        3.01%        1.73%

Private label                    $ 12,567     $ 48,430     $ 24,020
  % of related receivables          3.32%        4.77%        2.76%

Total retail sales finance       $ 46,242     $ 91,601     $ 49,247
  % of related receivables          3.01%        3.76%        2.13%

Credit cards                     $   -        $ 28,520     $ 15,454
  % of related receivables           -  %        4.85%        3.25%

Total                            $309,200     $377,300     $251,970
  % of related receivables          3.84%        4.15%        2.89%

Item 1.  Continued


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


Average Borrowings and Borrowing Cost

The following table details average borrowings and interest expense as a percentage of average borrowings by type of debt for the years indicated:

                                1996          1995          1994
                                     (dollars in thousands)

Long-term debt:
  Average borrowings         $4,680,197    $4,840,860    $4,095,132
  Borrowing cost                  7.28%         7.27%         7.33%

Short-term debt:
  Average borrowings         $2,309,548    $2,369,063    $2,076,133
  Borrowing cost                  6.13%         6.54%         5.38%

Total:
  Average borrowings         $6,989,745    $7,209,923    $6,171,265
  Borrowing cost                  6.90%         7.03%         6.67%


Contractual Maturities

Contractual maturities of finance receivables and debt at December 31, 1996 were as follows:
                                 Net Finance
                                 Receivables          Debt
                                  (dollars in thousands)
Due in:
  1997                           $2,342,392        $4,220,174
  1998                            1,399,636           809,569
  1999                              870,329           548,674
  2000                              486,280           933,935
  2001                              304,410            39,881
  2002 and thereafter             2,040,274           880,324

  Total                          $7,443,321        $7,432,557

Item 1.  Continued


See Note 5. of the Notes to Consolidated Financial Statements in Item 8. herein for further information on principal cash collections of finance receivables. Debt maturities include amounts to fund assets held for sale in addition to amounts to fund finance receivables.


                            INSURANCE OPERATIONS

Merit is a life and health insurance company domiciled in Indiana and licensed in 43 states, the District of Columbia, and the U.S. Virgin Islands. Merit writes or assumes (through affiliated and non-affiliated insurance companies) credit life, credit accident and health, and non-credit insurance coverages.

Yosemite is a property and casualty insurance company domiciled in California and licensed in 42 states and principally underwrites credit-related property and casualty coverages.

Both Merit and Yosemite market their products through the consumer finance network of the Company. The credit life insurance policies typically cover the life of the borrower in an amount equal to the unpaid balance of the obligation and provide for payment in full to the lender of the insured's obligation in the event of death. The credit accident and health insurance policies provide for the payment of the installments on the insured's obligation to the lender coming due during a period of disability due to illness or injury. The credit-related property and casualty insurance is written to protect property pledged as security for the obligation and to provide for the payment of the installments on the insured's obligation to the lender coming due during a period of unemployment. The purchase by the borrower of credit life, credit accident and health, and credit property and casualty insurance is voluntary with the exception of property damage coverage for automobiles, large equipment, dwellings, and commercial real estate pledged as collateral. In these instances, property damage coverage is provided under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. The non-credit insurance policies are primarily ordinary life level term coverage. The purchase of this coverage is voluntary. Premiums for insurance products are most often financed as part of the insured's obligation to the lender but may be paid in cash by the borrower.

Merit has from time to time entered into reinsurance agreements with other insurance companies, including certain other American General subsidiaries, for assumptions of various shares of annuities and non-credit, group, and credit life insurance on a coinsurance basis. The reserves attributable to this business fluctuate over time and in certain instances are subject to recapture by the ceding company. At December 31, 1996, life reserves on the books of Merit attributable to these reinsurance agreements totaled $69.2 million.

Item 1.  Continued


The following tables show information concerning the insurance operations for the years indicated:


Life Insurance in Force                          December 31,
                                        1996        1995        1994
                                           (dollars in thousands)

Credit life                          $2,629,019  $3,053,300  $2,899,124
Non-credit life                       3,936,856   3,564,214   2,773,928

Total                                $6,565,875  $6,617,514  $5,673,052



Premiums Earned                           Years Ended December 31,
                                       1996         1995         1994
                                           (dollars in thousands)
Insurance premiums earned in
  connection with affiliated
  finance and loan activities:
    Credit life                      $ 39,005     $ 44,682     $ 39,398
    Credit accident and health         52,379       59,442       51,983
    Property                           57,895       51,438       37,847
Other insurance premiums earned:
    Non-credit life                    47,325       50,116       26,685
    Premiums assumed under
      coinsurance agreements            4,750       11,006       18,599

Total                                $201,354     $216,684     $174,512



Premiums Written                          Years Ended December 31,
                                       1996         1995         1994
                                           (dollars in thousands)
Insurance premiums written in
  connection with affiliated
  finance and loan activities:
    Credit life                      $ 28,864     $ 44,086     $ 47,864
    Credit accident and health         39,217       56,175       64,395
    Property                           52,230       65,059       55,086
Other insurance premiums written:
    Non-credit life                    47,325       50,116       26,685
    Premiums assumed under
      coinsurance agreements            4,750       11,006       18,599

Total                                $172,386     $226,442     $212,629

Item 1.  Continued


Investments and Investment Results

The following table summarizes the investment results of the Company's insurance subsidiaries for the years indicated:

                                         Years Ended December 31,
                                     1996          1995          1994
                                          (dollars in thousands)

Net investment revenue (a)         $ 64,860      $ 62,880      $ 56,795

Average invested assets (b)        $885,741      $817,254      $730,368

Adjusted portfolio yield (c)          8.07%         8.41%         8.53%

Net realized gains (losses)
  on investments (d)               $   (909)     $    876      $   (141)

(a) Net investment revenue is after deduction of investment expense but before net realized gains or losses on investments and provision for income taxes.

(b) Average invested assets excludes the effect of Statement of Financial Accounting Standards (SFAS) 115.

(c) Adjusted portfolio yield is calculated based upon the definitions of net investment revenue and average invested assets listed in (a) and
     (b) above and also includes an adjustment for tax-exempt investments.

(d) Includes net realized gains or losses on investment securities and other invested assets before provision for income taxes.

See Note 7. of the Notes to Consolidated Financial Statements in Item 8. herein for information regarding investment securities for all operations of the Company.


                                 REGULATION

Consumer Finance

Various state laws regulate the consumer lending and retail sales financing businesses. The degree and nature of such regulation varies from state to state. In general, the laws under which a substantial amount of the Company's business is conducted provide for state licensing of lenders; impose maximum term, amount, interest rate, and other charge limitations; and enumerate whether and under what circumstances insurance and other ancillary products may be sold in connection with a lending transaction. In addition, certain of these laws prohibit the taking of liens on real estate except liens resulting from judgments.

The Company also is subject to various types of federal regulation, including the Federal Consumer Credit Protection Act and the Truth In Lending Act (governing disclosure of applicable charges and other loan terms), the Equal Credit Opportunity Act (prohibiting discrimination

Item 1.  Continued


against credit worthy applicants), the Fair Credit Reporting Act (governing the accuracy and use of credit bureau reports), and certain Federal Trade Commission rules.


Insurance

State authorities regulate and supervise the Company's insurance subsidiaries. The extent of such regulation varies but relates primarily to conduct of business, types of products offered, standards of solvency, payment of dividends, licensing, nature of and limitations on investments, deposits of securities for the benefit of policyholders, the approval of policy forms and premium rates, periodic examination of the affairs of insurers, form and content of required financial reports and establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. Substantially all of the states in which the Company operates regulate the rates of premiums charged for credit life and credit accident and health insurance.

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



Item 2.  Properties.


The Company's investment in real estate and tangible property is not significant in relation to its total assets due to the nature of its business. AGFI and certain of its subsidiaries own real estate on which AGFC and other affiliates conduct business. The Company generally conducts branch office operations in leased premises. Lease terms ordinarily range from three to five years.

Item 2.  Continued


The Company's exposure to environmental regulation arises from its ownership of such properties and properties obtained through foreclosure. The Company monitors properties for compliance with federal and local environmental guidelines. The Company estimates that potential costs related to environmental clean-up are immaterial.



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


Other

AGFC and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like
Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

                                  PART II


Item 5.  Market  for  Registrant's Common  Equity and  Related  Stockholder
         Matters.


No  trading market exists for AGFC common  stock because AGFI owns all AGFC
common stock.   AGFC declared the  following cash dividends  on its  common stock for the years indicated:

Quarter Ended                         1996        1995
                                   (dollars in thousands)

March 31                            $ 29,007    $ 27,534
June 30                               35,358      38,608
September 30                          50,189      42,367
December 31                           33,020         -

                                    $147,574    $108,509


See Management's Discussion and Analysis in Item 7. herein, as well as Note
17. of Notes to Consolidated Financial Statements in Item 8. herein, with respect to limitations on the ability of AGFC and its subsidiaries to pay dividends.



Item 6.  Selected Financial Data.


The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis in Item 7. herein, and other financial information included herein.

                          At or for the Years Ended December 31,
                     1996       1995       1994      1993(a)     1992
                                  (dollars in thousands)

Total revenues    $1,708,673 $1,789,184 $1,388,075 $1,212,917 $1,092,858

Net income (b)        50,959     92,293    243,300    189,628    160,171

Total assets       9,502,589  9,485,477  8,918,698  7,504,798  6,999,570

Long-term debt     4,416,637  4,935,894  4,265,226  3,965,772  3,558,401


(a) The Company adopted three new accounting standards through cumulative adjustments as of January 1, 1993, resulting in a one-time reduction of net income of $12.6 million.

(b) Per share information is not included because all of the common stock of AGFC is owned by AGFI.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company's sources of funds include operations, issuances of fixed-rate and floating-rate debt, borrowings under credit facilities, and the sale of securitized finance receivables. Management believes that the overall sources of liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations and operational requirements.


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $589.9 million in 1996 compared to $638.1 million in 1995 and $466.8 million in 1994. Operating cash flow combined with the net proceeds of increased debt, the change in notes receivable from parent and affiliate, the proceeds of securitized finance receivables sold in 1995, and a 1995 capital contribution from AGFI, generated cash flow of $766.7 million in 1996 compared to $1.2 billion in 1995 and $2.3 billion in 1994. These cash flows were used principally to fund the net originations and purchases of finance receivables and the net purchases and transfers of assets from affiliates of $533.7 million in 1996, $890.9 million in 1995, and $2.1 billion in 1994 and to pay dividends to AGFI of $147.6 million in 1996, $28.5 million in 1995 (net of an $80.0 million capital contribution from AGFI), and $97.5 million in 1994.

Dividends paid are typically managed to maintain the Company's targeted leverage of 6.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at December 31, 1996 was 7.08 to 1. The Company exceeded targeted leverage due to the loss associated with the fourth quarter 1996 decision to offer for sale certain non-strategic, underperforming finance receivables. Excluding the impact of recording the valuation charge to income associated with the assets held for sale on December 31, 1996, the debt to tangible equity ratio at December 31, 1996 was 6.53 to 1. The Company expects to return to its targeted leverage in first quarter 1997. Certain of AGFC's financing agreements effectively limit the amount of dividends AGFC may pay; however, management does not expect those limits to affect AGFC's ability to pay the amount of dividends necessary to maintain the Company's targeted leverage. See Note 17. of the Notes to Consolidated Financial Statements in Item 8. herein for information on dividend restrictions.


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The targeted mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At year-end 1996, the Company's capital totaled $8.8 billion, consisting of $7.4 billion of debt and $1.4 billion of equity, compared to $8.7 billion at year-end 1995, consisting of $7.3 billion of debt and $1.4 billion of equity.

Item 7.  Continued


The Company issues a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC and one of its subsidiaries sell commercial paper notes with maturities ranging from 1 to 270 days directly to banks, insurance companies, corporations, and other institutional investors. AGFC may also offer medium-term notes with original maturities of nine months or longer to certain institutional investors. AGFC obtains the remainder of its funds primarily through underwritten public debt offerings with maturities generally ranging from three to ten years.


Credit Ratings

AGFC's strong debt and commercial paper ratings enhance its access to capital markets. On February 14, 1997, AGFC's ratings (some of which were under review by the rating agencies, along with certain of American General's ratings, resulting from American General's planned merger with USLIFE Corporation (USLIFE) which is expected to close by June 30, 1997) were as follows:

                          Long-term Debt       Commercial Paper

Moody's                   A1  (Strong)         P-1   (Highest)
Standard & Poor's         A+  (Strong)         A-1   (Strong)
Duff & Phelps             A+  (Strong)         D-1+  (Highest)
Fitch                          -               F-1+  (Highest)

On March 11, 1997, Standard & Poor's Ratings Services indicated that it expects to reduce its long-term debt ratings of AGFC, along with certain of American General's ratings, by one notch upon completion of the USLIFE merger into American General. Also, as of this date, Duff & Phelps Credit Rating Co. has affirmed AGFC's ratings, while Moody's Investors Service, Inc. continues to review AGFC's ratings for possible downgrade.


Credit Facilities

The Company maintains credit facilities to support the issuance of commercial paper by AGFC and to provide an additional source of funds for operating requirements. At year-end 1996, credit facilities, including facilities shared with American General and certain of its subsidiaries, totaled $4.0 billion, with remaining availability to the Company of $4.0 billion. See Note 12. of the Notes to Consolidated Financial Statements in
Item 8. herein for additional information on credit facilities.


Securitization

The Company securitized a portion of its portfolio of private label and credit card finance receivables to establish additional sources of funding and liquidity. During 1995, the Company sold $100 million of securitized finance receivables with limited recourse. At December 31, 1996, securitized finance receivables sold remained at $100 million. The Company plans to reacquire these finance receivables and sell a portion of them with the assets held for sale. See Note 5. of the Notes to Consolidated

Item 7.  Continued


Financial Statements in Item 8. herein for additional information on securitization.

                       ANALYSIS OF OPERATING RESULTS

See Selected Financial Information in Item 1. herein for information on important aspects of the Company's business and as a frame of reference for the discussion following.

Net Income

Net income decreased $41.3 million, or 45%, for 1996 and $151.0 million, or 62%, for 1995 when compared to the respective previous year.

The decline in credit quality of the Company's finance receivables beginning in 1995 and management's related actions have caused net income to fluctuate over the past two years. As a result of the Company's strategy in prior years of emphasizing higher-yielding finance receivables, which are characterized by higher credit risk, delinquencies and net charge-offs increased to higher than anticipated levels beginning in the third quarter of 1995. Due to these increases in delinquencies and net charge-offs, a comprehensive review of the Company was initiated in the fourth quarter of 1995. This review consisted of extensive internal analysis, together with finance receivable loss development projections supplied by outside credit consultants. The results of the analysis indicated a need for an increase in the allowance for finance receivable losses. Accordingly, a $216.0 million increase in the allowance for finance receivable losses was recorded in fourth quarter 1995.

In addition, the Company adopted an action program for improving credit quality that included raising underwriting standards, expanding the use of credit scoring, slowing branch expansion, stressing collections, improving branch office training, and rebalancing the finance receivable portfolio credit risk. Strategies for rebalancing the portfolio credit risk included slowing growth, de-emphasizing some higher risk portfolios, and increasing the proportion of real estate secured receivables.

At December 31, 1996, net finance receivables totaled $7.4 billion, a decrease of $757.9 million from December 31, 1995 primarily due to the reclassification of certain finance receivables to assets held for sale, partially offset by an increase in real estate loans.

To increase its focus on core operations, the Company decided in the fourth quarter of 1996 to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and an associated allowance for finance receivable losses of $70.0 million to assets held for sale on December 31, 1996. The Company hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end, the Company determined that an aftertax write-down of $88.1 million was necessary to reduce the carrying amount of the assets held for sale to net realizable value, after considering related expenses. See Note 10. of the Notes to Consolidated Financial Statements in Item 8. herein for further information on this reclassification.

Item 7.  Continued


As part of the Company's strategy to rebalance its finance receivable portfolio, the Company emphasized real estate loan growth during 1996. At December 31, 1996, real estate secured finance receivables accounted for 49% of total finance receivables compared to 34% at December 31, 1995 due to the purchases of five real estate loan portfolios totaling $753.7 million, the emphasis on real estate loan growth in the branches, the reclassification of certain finance receivables to assets held for sale, and the substantial liquidation of underperforming receivables during 1996.

Operating results for 1996 were below Company expectations primarily due to the valuation charge to income associated with the assets held for sale, the above-historical loss rates on finance receivables generated during 1994 and 1995, and the decline in credit fundamentals in the consumer finance market, including the record level of personal bankruptcies. During 1996, the Company eliminated certain underperforming non-branch marketing programs, established higher underwriting standards, revised the field office incentive compensation system, and increased use of credit scoring. The Company plans to introduce additional programs during 1997 to further address credit quality, finance receivable originations, and expense reduction. In addition to the increased use of industry credit scoring models, custom scoring models will be implemented during 1997.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charge revenues decreased $74.9 million, or 5%, for 1996 and increased $418.7 million, or 39%, for 1995 when compared to the respective previous year.

The decrease in finance charge revenues for 1996 when compared to 1995 was due to decreases in average net receivables and yields, partially offset by an additional day in 1996. Average net receivables decreased $339.5 million, or 4%, during 1996 when compared to 1995 primarily due to the AGFC dividend of two subsidiaries operating in Alabama to AGFI on December 31, 1995 and the action program to improve credit quality. Due to this action program, finance receivables originated and renewed decreased when compared to 1995. This was partially offset by an increase in finance receivables purchased (primarily real estate secured receivables). The yield decreased 17 basis points during 1996 when compared to 1995 primarily due to the action program to improve credit quality (including a larger proportion of the finance receivable portfolio in real estate secured loans which generally have lower yields) and the increased proportion of non-accrual delinquent finance receivables during 1996.

The increase in finance charge revenues for 1995 when compared to 1994 was due to increases in average net receivables and yields. Average net receivables increased $2.1 billion, or 35%, during 1995 when compared to 1994 primarily due to the addition of participated private label and credit card finance receivables to the Company's portfolio pursuant to a participation agreement entered into on December 31, 1994 with AGFC-Utah and growth in the loan and retail sales finance portfolios resulting from business development efforts. The yield increased 59 basis points during

Item 7.  Continued


1995 when compared to 1994 primarily due to higher yield on loans and retail sales contracts. The loan yield for 1995 increased when compared to 1994 primarily due to higher yield on real estate loans, resulting from the higher interest rate environment and rate management. The increase in loan yield for 1995 also reflected the change in the amortization of premiums on certain purchased finance receivables which were fully amortized in the second quarter of 1994. The retail sales contracts' yield for 1995 increased when compared to 1994, reflecting improved pricing strategies and market conditions.


Insurance Revenues

Insurance revenues decreased $16.1 million, or 7%, for 1996 and increased $42.4 million, or 24%, for 1995 when compared to the respective previous year.

The decrease in insurance revenues for 1996 when compared to 1995 was primarily due to a decrease in earned premiums. Earned premiums decreased primarily due to a decrease in net written premiums which reflected the decrease in loan volume resulting from the action program to improve credit quality.

The increase in insurance revenues for 1995 when compared to 1994 was primarily due to an increase in earned premiums. Earned premiums increased primarily due to an increase in net written premiums reflecting higher credit insurance sales on increased loan volume and the introduction of a new non-credit insurance product in 1995.


Other Revenues

Other revenues increased $10.5 million, or 14%, for 1996 and decreased $59.9 million, or 44%, for 1995 when compared to the respective previous year.

The increase in other revenues for 1996 when compared to 1995 was primarily due to an increase in interest revenue on notes receivable from parent resulting from the AGFC dividend of the common stock of two subsidiaries operating in Alabama to AGFI on December 31, 1995. AGFI supports the transferred assets with funding provided by AGFC through an intercompany note. The increase in other revenues for 1996 also reflected a slight increase in investment revenue on the invested assets for the insurance operations primarily due to growth in average invested assets of $68.5 million, or 8%, partially offset by realized losses on investments of $.9 million for 1996 compared to $.9 million of realized gains on investments for 1995 and a decrease in adjusted portfolio yield of 34 basis points. The increase in other revenues for 1996 was partially offset by the gain recorded in 1995 for the securitized finance receivables sold.

The decrease in other revenues for 1995 when compared to 1994 was primarily due to a decrease in interest revenue on notes receivable from parent partially offset by an increase in investment revenue on the invested assets for the insurance operations and the gain recorded in 1995 for the securitized finance receivables sold. The decrease in interest revenue on

Item 7.  Continued


notes receivable from parent for 1995 when compared to 1994 resulted from the participation agreement entered into on December 31, 1994 with AGFC-Utah. Finance receivables under such agreement totaling $1.3 billion at December 31, 1994 were previously purchased by AGFI with funding provided by AGFC through an intercompany note. The increase in investment revenue for 1995 when compared to 1994 was primarily due to growth in average invested assets for the insurance operations of $86.9 million, or 12%, and realized gains on investments of $.9 million for 1995 compared to $.1 million of realized losses on investments for 1994, partially offset by a decrease in adjusted portfolio yield of 12 basis points.


Interest Expense

Interest expense decreased $24.3 million, or 5%, for 1996 and increased $94.7 million, or 23%, for 1995 when compared to the respective previous year.

The decrease in interest expense for 1996 when compared to 1995 was due to decreases in average borrowings and borrowing cost. Average borrowings decreased $220.2 million, or 3%, for 1996 when compared to 1995 primarily due to the decrease in average net receivables. The borrowing cost decreased 13 basis points for 1996 when compared to 1995 due to a decrease in short-term borrowing cost, with long-term borrowing cost remaining near the same level.

The increase in interest expense for 1995 when compared to 1994 was due to increases in average borrowings and borrowing cost. Average borrowings increased $1.0 billion, or 17%, for 1995 when compared to 1994 to fund asset growth. The borrowing cost increased 36 basis points for 1995 when compared to 1994 due to an increase in short-term borrowing cost, partially offset by a decrease in long-term borrowing cost.


Operating Expenses

Operating expenses increased $30.8 million, or 7%, for 1996 and $131.9 million, or 39%, for 1995 when compared to the respective previous year.

The increase in operating expenses for 1996 when compared to 1995 was primarily due to the decrease in deferral of finance receivable origination costs, growth in the business that occurred in the first three quarters of 1995 and in 1994, and increased collection efforts on the higher level of delinquent finance receivables during 1996. The increase in operating expenses for 1996 was partially offset by the dividend of the subsidiaries operating in Alabama and the action program to improve credit quality and reduce expenses.

Since late 1995, certain underperforming marketing initiatives have either been restructured or discontinued. Certain non-recurring operating expenses associated with these programs negatively impacted operating expenses during 1996 by $8.9 million. The action program implemented in fourth quarter 1995 (which included emphasizing real estate loan growth) contributed to a workforce reduction of approximately 700 positions and a net decrease of 19 branch offices during 1996.

Item 7.  Continued


The increase in operating expenses for 1995 when compared to 1994 was primarily due to growth in the business, including growth that occurred in 1994, which resulted in operational staffing increases and increases in other growth-related expenses. During 1995 (prior to the dividend of the two subsidiaries operating in Alabama to AGFI on December 31, 1995), the Company increased its finance receivable portfolio by over 239,000 accounts, increased net receivables by $491.0 million, and opened over 100 new consumer finance offices. During 1995, the Company added 1,900 employees, including 1,100 branch employees and 800 employees to process the private label and credit card finance receivables resulting from the participation agreement entered into on December 31, 1994 and the growth in such activity. The dividend of the subsidiaries operating in Alabama decreased the Company's finance receivable portfolio by over 69,000 accounts totaling $196.4 million, consumer finance offices by 34 offices, and branch employees by approximately 200 employees. The increase in operating expenses for 1995 when compared to 1994 also reflected increased collection efforts on the higher level of delinquent finance receivables.


Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $164.1 million, or 29%, for 1996 and increased $418.8 million, or 270%, for 1995 when compared to the respective previous year.

The decrease in provision for finance receivable losses for 1996 when compared to 1995 was due to a decrease in the amounts provided for the allowance for finance receivable losses, partially offset by an increase in net charge-offs. The increase in provision for finance receivable losses for 1995 when compared to 1994 was due to increases in amounts provided for the allowance for finance receivable losses and net charge-offs. The decline in credit quality beginning in 1995 and management's related actions have caused net income to fluctuate over the past two years. See Analysis of Operating Results - Net Income for further information on the decline in credit quality and management's related actions.

Net  charge-offs for 1996 increased  to $436.8 million  from $311.0 million
for  1995 and  $134.2 million  for  1994.   The charge-off  ratio for  1996
increased to 5.51% compared to 3.77% for 1995 and 2.20% for 1994.

At year-end 1996, delinquencies were $309.2 million compared to $377.3 million at 1995 and $252.0 million at 1994. The delinquency ratio at year-end 1996 decreased to 3.84% compared to 4.15% at 1995 and 2.89% at 1994. The decrease in delinquency in 1996 was primarily due to the reclassification of certain finance receivables to assets held for sale.

The allowance for finance receivable losses decreased to $385.3 million at December 31, 1996 from $482.2 million at December 31, 1995. The allowance ratio at December 31, 1996 was 5.18% compared to 5.88% at December 31, 1995. The decrease in allowance for finance receivable losses for 1996 reflects management's expected results from the credit quality action program including the increased proportion of real estate secured loans which generally have lower net charge-offs and the reclassification of
certain finance  receivables  to  assets held  for  sale.   Based  upon  an

Item 7.  Continued


analysis of the finance receivable portfolio, management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and net charge-offs.

Improvement in credit quality in the core U.S. branch operations and benefits from the increased proportion of finance receivables that are secured by real estate were somewhat offset by the general deterioration of credit fundamentals within the consumer finance market. Growth in U.S. consumer debt moderated in the second half of 1996 but still remains strong, challenging individuals' abilities to honor their obligations. U.S. credit card delinquencies are at record levels, as is consumer and mortgage debt as a percentage of household income. The liberalization of bankruptcy laws late in 1995 have been cited as a principal reason for a 30% increase in personal bankruptcies in 1996 to a number in excess of 1.1 million filings.

Management believes that the planned sale of the non-strategic, underperforming finance receivable portfolios combined with the ongoing action program will address the overall credit quality issues. However, delinquencies have remained at higher than expected levels, indicating that charge-offs may continue above historical levels for the near term. In addition, adverse changes in credit fundamentals within the consumer finance market, including the current high level of personal bankruptcies, could negatively impact expected results.


Loss on Assets Held for Sale

In conjunction with the action program to improve credit quality, the Company decided in fourth quarter 1996 to offer for sale credit card and certain private label finance receivables. Effective December 31, 1996, the Company reclassified these finance receivables and an associated allowance for finance receivable losses to assets held for sale and recognized a loss. See Analysis of Operating Results - Net Income and Note
10. of the Notes to Consolidated Financial Statements in Item 8. herein for further information on this reclassification.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $14.0 million, or 12%, for 1996 and increased $18.9 million, or 19%, for 1995 when compared to the respective previous year.

The decrease in insurance losses and loss adjustment expenses for 1996 when compared to 1995 was due to decreases in provision for future benefits and in claims paid. Provision for future benefits decreased $9.2 million for 1996 due to reduced sales of non-credit insurance products. Claims for 1996 decreased $4.8 million primarily due to a decrease in loss experience on credit insurance.

The increase in insurance losses and loss adjustment expenses for 1995 when compared to 1994 was due to an increase in claims and in provision for future benefits. Claims for 1995 increased $11.8 million reflecting higher credit insurance sales. Provision for future benefits increased $7.1

Item 7.  Continued


million for 1995 primarily due to a new non-credit insurance product sold beginning in 1995.


Provision for Income Taxes

The provision for income taxes decreased $4.7 million, or 14%, for 1996 and $112.3 million, or 77%, for 1995 when compared to the respective previous year.

The decrease in the provision for income taxes for 1996 was primarily due to lower taxable income, partially offset by a non-recurring state income tax adjustment recorded in 1995. During 1995, the Company recognized state net operating loss (NOL) carryforwards resulting from the state's audit of a return and the state's acceptance of an amended return. The Company recognized a net reduction of $16.6 million in 1995 state income tax expense primarily related to these carryforwards. At December 31, 1996 and 1995, the state NOL carryforwards remaining were $634.7 million and $650.9 million, respectively, which expire in the years 2005 and 2006.

The decrease in the provision for income taxes for 1995 when compared to 1994 was primarily due to lower taxable income and the non-recurring state income tax adjustment previously discussed.


                      ANALYSIS OF FINANCIAL CONDITION

At December 31,  1996, the  Company's assets were  distributed as  follows:
74.28% in net finance receivables, less allowance for finance receivable losses, 9.25% in investment securities, 7.04% in assets held for sale, 3.89% in other assets, 2.77% in acquisition-related goodwill, 1.82% in notes receivable from parent, and .95% in cash and cash equivalents.


Asset Quality

The Company believes that its geographic diversification reduces the risk associated with a recession in any one region. In addition, 93% of the loans, retail sales contracts, and private label outstanding at December 31, 1996 are secured by real property or personal property.

During 1995, the Company increased the allowance ratio due to the higher-than-anticipated increase in delinquencies and net charge-offs. While delinquencies and net charge-offs have remained at higher than historical levels during 1996, the allowance for finance receivable losses decreased reflecting management's expected results from the credit quality action program including the increased proportion of real estate secured loans which generally have lower net charge-offs and the reclassification of certain finance receivables to assets held for sale. See Analysis of Operating Results for further information on allowance for finance receivable losses, delinquency ratio, and charge-off ratio. While finance receivables have some exposure to further economic uncertainty, management believes that in the present environment, the allowance for finance receivable losses is adequate to absorb anticipated losses in the existing portfolio.

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


Operating Requirements

The Company's principal operating requirements for cash include funding finance receivables, payment of interest, payment of operating expenses and income taxes, and contractual obligations to policyholders. The principal sources of cash include collections of finance receivables and finance charges, proceeds from the issuances of fixed-rate and floating-rate debt, and borrowings under credit facilities. The overall sources of cash available to the Company are expected to be more than sufficient to satisfy operating requirements in 1997.


Capital Requirements

The Company expects to finance long-term debt repayments and maturities plus normal refinancing of short-term debt and any funds required to support growth in finance receivables through the issuance of long-term and short-term debt, surplus operating cash, and proceeds from the sale of assets held for sale.


Asset/Liability Management

The Company manages anticipated cash flows of its assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. The Company's mix of fixed-rate and floating-rate debt is determined by management based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also has used interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate funding, thereby limiting its exposure to interest rate movements.


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

Interest Rates. The Company's finance receivables, investment securities, long-term debt, and short-term debt react over varying periods of time to movements in interest rates. During 1996, interest rates in the United States generally decreased from 1995, compared to increases during 1995 and 1994 from the historically low levels experienced during 1993.

The Company pursues opportunities created by market conditions regarding both finance receivable mix and funding alternatives to manage interest spreads. During 1996, the Company's interest spread decreased slightly when compared  to  1995 due  to  a decrease  in finance  receivable  yield, partially offset by a decrease in borrowing cost. Growth in higher yielding receivables in 1995 and 1994 and a decrease in borrowing cost in 1994 caused the Company's interest spread to increase during 1995 and 1994.

The Company's finance receivable yield decreased during 1996, but increased during 1995 and 1994. The yield decreased during 1996 primarily due to the effects of the action program to improve credit quality (including a larger proportion of the finance receivable portfolio in real estate secured loans which generally have lower yields). Decreases in interest rates also facilitated the decrease in yield for 1996. During 1994 and the first three quarters of 1995, the Company took advantage of market opportunities to originate non-real estate loans and retail sales finance receivables with higher yields. Increases in interest rates also facilitated the increase in yield for 1995 and 1994. The 1995 increase in yield was partially offset by the aforementioned action program to improve credit quality.

The movement in interest rates also contributed to a decrease in the Company's borrowing cost during 1996 and 1994 and an increase during 1995. Rates on short-term debt, principally commercial paper, decreased during 1996, but increased during 1995 and 1994. During 1996, rates on long-term debt remained relatively flat, but decreased during 1995 and 1994.

The Company's insurance subsidiaries' average invested assets and net investment revenue increased in each of the last three years. The return on invested assets for the insurance operations declined in each of the last three years primarily due to the generally lower interest rate environment and the Company's conservative investment policy, both of which have resulted in lower yielding securities.

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

Revenue generated from interest rates charged on most of the Company's finance receivables (other than real estate secured loans) is relatively insensitive to movements in interest rate levels caused by inflation. Real estate secured finance receivables are particularly subject to refinancing when market interest rates trend lower. Net investment revenue and realized gains or losses on the Company's investment securities, and borrowing cost on the Company's long-term and short-term debt, are relatively sensitive over varying periods of time to movements in general interest rate levels caused by inflation. The Company's operating expenses are no more or less sensitive to the effects of inflation than would be experienced by businesses in general.

Economic Cycle. The Company believes that its implementation of more conservative lending policies, its conservative insurance underwriting and investment policies, and its geographic diversification mitigate the potential impact of defaults on finance receivables and investments in any downturn of the U.S. economic cycle.

Recent economic statistics suggest that the U. S. economy remains in a somewhat expansionary mode and that employment is improving in both absolute and relative terms. However, other data suggest consumers are becoming overextended in their ability to repay obligations as evidenced by increased consumer debt outstanding and increased frequency of personal bankruptcies. The Company believes that there will be limited economic growth for the country in general during 1997. This economic outlook, combined with the Company's more conservative lending policies and portfolio restructuring, indicate that net growth of finance receivables from internally generated sources will, at best, be minimal for 1997.


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

Item 7.  Continued


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

Productivity.    The  Company  continuously  monitors  performance  of  its branches and products and makes organizational and procedural changes as necessary to manage marketing and cost effectiveness.


                         FORWARD-LOOKING STATEMENTS

The statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; adverse litigation results; and failure to achieve the Company's anticipated levels of expense savings from cost-saving initiatives. The Company's future results also could be adversely affected if finance receivable volume is lower than anticipated or if, despite the Company's initiatives to improve credit quality, finance receivable delinquencies and net charge-offs increase or remain at current levels for a longer period than anticipated by management. Failure to dispose of assets held for sale for carrying value could also adversely affect the Company's future results. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.



Item 8.  Financial Statements and Supplementary Data.


The Report of Independent Auditors and the related consolidated financial statements are presented on the following pages.

                       REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance Corporation


We have audited the accompanying consolidated balance sheets of American General Finance Corporation (a wholly-owned subsidiary of American General Finance, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              ERNST & YOUNG, LLP

Indianapolis, Indiana
February 14, 1997

           American General Finance Corporation and Subsidiaries

                        Consolidated Balance Sheets
                                                        December 31,
                                                     1996          1995
                                                   (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges  (Note 5.):
    Real estate loans                             $3,652,106    $2,817,258
    Non-real estate loans                          2,459,660     2,694,369
    Retail sales contracts                           954,975     1,189,272
    Private label                                    376,580       942,706
    Credit cards                                        -          557,603

Net finance receivables                            7,443,321     8,201,208
Allowance for finance receivable
  losses  (Note 6.)                                 (385,272)     (482,243)
Net finance receivables, less allowance
  for finance receivable losses                    7,058,049     7,718,965

Investment securities  (Note 7.)                     879,133       883,895
Cash and cash equivalents                             90,197        88,297
Notes receivable from parent  (Note 8.)              173,235       187,038
Goodwill  (Note 9.)                                  263,171       279,532
Other assets  (Note 9.)                              370,097       327,750
Assets held for sale  (Note 10.)                     668,707          -

Total assets                                      $9,502,589    $9,485,477


Liabilities and Shareholder's Equity

Long-term debt  (Note 11.)                        $4,416,637    $4,935,894
Short-term notes payable:
  Commercial paper  (Notes 12. and 13.)            3,015,920     2,194,771
  Banks and other  (Notes 12. and 14.)                  -          135,700
Insurance claims and policyholder
  liabilities                                        456,430       483,971
Other liabilities                                    263,154       275,683
Accrued taxes                                         15,525        10,962

Total liabilities                                  8,167,666     8,036,981

Shareholder's equity:
  Common stock  (Note 16.)                             5,080         5,080
  Additional paid-in capital                         691,914       691,914
  Net unrealized gains on investment
    securities  (Note 7.)                             21,454        38,412
  Retained earnings  (Note 17.)                      616,475       713,090

Total shareholder's equity                         1,334,923     1,448,496

Total liabilities and shareholder's equity        $9,502,589    $9,485,477

<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                     Consolidated Statements of Income




                                      Years Ended December 31,
                                    1996        1995        1994
                                       (dollars in thousands)
Revenues
  Finance charges                $1,414,590  $1,489,466  $1,070,770
  Insurance                         206,170     222,282     179,927
  Other                              87,913      77,436     137,378

Total revenues                    1,708,673   1,789,184   1,388,075

Expenses
  Interest expense                  482,343     506,618     411,875
  Operating expenses                497,204     466,399     334,467
  Provision for finance receivable
    losses                          409,646     573,698     154,914
  Loss on assets held for sale      137,036        -           -
  Insurance losses and loss
    adjustment expenses             102,811     116,829      97,893

Total expenses                    1,629,040   1,663,544     999,149

Income before provision for income
  taxes                              79,633     125,640     388,926

Provision for Income Taxes
  (Note 15.)                         28,674      33,347     145,626

Net Income                       $   50,959  $   92,293  $  243,300


<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

              Consolidated Statements of Shareholder's Equity



                                         Years Ended December 31,
                                       1996        1995        1994
                                          (dollars in thousands)
Common Stock
  Balance at beginning of year      $    5,080  $    5,080  $    5,080
  Balance at end of year                 5,080       5,080       5,080

Additional Paid-in Capital
  Balance at beginning of year         691,914     611,914     611,914
  Capital contribution from parent        -         80,000        -
  Balance at end of year               691,914     691,914     611,914

Net Unrealized Gains (Losses)
  on Investment Securities
    Balance at beginning of year        38,412     (18,407)     33,740
    Change during year                 (16,958)     56,819     (52,147)
    Balance at end of year              21,454      38,412     (18,407)

Retained Earnings
  Balance at beginning of year         713,090     729,430     551,155
  Net income                            50,959      92,293     243,300
  Common stock dividends              (147,574)   (108,633)    (65,025)
  Balance at end of year               616,475     713,090     729,430

Total Shareholder's Equity          $1,334,923  $1,448,496  $1,328,017



<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                   Consolidated Statements of Cash Flows
                                                       Years Ended December 31,
                                                    1996         1995         1994
                                                        (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                      $   50,959   $   92,293   $  243,300
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses        409,646      573,698      154,914
    Depreciation and amortization                   87,129      107,288      116,091
    Deferral of finance receivable
      origination costs                            (49,129)     (73,711)     (86,581)
    Deferred federal income tax benefit            (40,681)     (69,570)      (9,720)
    Deferred state income tax benefit               (2,216)     (16,550)         -
    Change in other assets and other
      liabilities                                  (21,891)      31,693       18,914
    Change in insurance claims and
      policyholder liabilities                     (27,541)      17,088       51,395
    Loss on assets held for sale                   137,036          -            -
    Gain on finance receivables sold
      through securitization                           -         (4,552)         -
    Other, net                                      46,608      (19,627)     (21,486)
Net cash provided by operating activities          589,920      638,050      466,827

Cash Flows from Investing Activities
  Finance receivables originated or purchased   (5,249,595)  (5,776,614)  (4,580,616)
  Principal collections on finance receivables   4,778,076    4,916,984    3,678,702
  Securitized finance receivables sold                 -        100,000          -
  Investment securities purchased                 (188,657)    (199,587)    (161,144)
  Investment securities called, matured and sold   169,350      108,656       81,161
  Change in notes receivable from parent
    and affiliate                                   13,803          -        585,385
  Net purchases and transfers of assets
    from affiliates                                (62,176)     (31,259)  (1,205,945)
  Other, net                                       (64,253)     (45,148)     (19,280)
Net cash used for investing activities            (603,452)    (926,968)  (1,621,737)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt          77,817    1,567,933    1,075,544
  Repayment of long-term debt                     (600,260)    (900,760)    (779,350)
  Change in short-term notes payable               685,449     (299,992)     983,002
  Capital contribution from parent                     -         80,000          -
  Dividends paid                                  (147,574)    (108,509)     (97,536)
Net cash provided by financing activities           15,432      338,672    1,181,660

Increase in cash and cash equivalents                1,900       49,754       26,750
Cash and cash equivalents at beginning of year      88,297       38,543       11,793
Cash and cash equivalents at end of year        $   90,197   $   88,297   $   38,543

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                             $   41,187   $  156,506   $  160,116
  Interest paid                                 $  484,813   $  489,475   $  401,763

<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries

                 Notes to Consolidated Financial Statements

                             December 31, 1996



Note 1.  Nature of Operations

American General Finance Corporation will be referred to in these Notes to Consolidated Financial Statements as "AGFC" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company". AGFC is a financial services holding company with subsidiaries that are engaged primarily in the consumer finance and credit insurance business. In this business, the Company makes loans directly to individuals, purchases retail sales contract obligations of individuals, offers private label services, and markets insurance products through the consumer finance network. On December 31, 1994, the Company entered into a participation agreement whereby the Company purchases all of the private label and credit card finance receivables originated by American General Financial Center (AGFC-
Utah), another subsidiary of the Company's parent, American General Finance, Inc. (AGFI). At December 31, 1996, the Company had 1,354 offices in 39 states, Puerto Rico and the U.S. Virgin Islands and approximately 9,100 employees.

In its lending operations, the Company makes loans directly to individuals and generally takes a security interest in real property and/or personal property of the borrower. In its retail operations, the Company purchases retail sales contracts arising from the retail sale of consumer goods and services by approximately 15,000 retail merchants and purchases private label receivables originated by AGFC-Utah (arising from the sales by approximately 250 retail merchants) pursuant to the participation agreement entered into on December 31, 1994. Retail sales contracts are secured by the real property or personal property giving rise to the contract. Private label are secured by a purchase money security interest in the goods purchased. In its credit card operations, the Company purchases MasterCard and VISA credit card receivables originated by AGFC-Utah pursuant to the participation agreement entered into on December 31, 1994. Credit cards are unsecured. In its insurance operations, the Company writes and assumes credit life, credit accident and health, non-credit insurance coverages and credit-related property and casualty insurance on its consumer finance customers.

In fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and an associated allowance for finance receivable losses of $70.0 million to assets held for sale on December 31, 1996. See Note 10. for further information on this reclassification.

The Company funds its operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks.

At December 31, 1996, the Company had $7.4 billion of net finance receivables due from approximately 2.5 million customer accounts and $6.6 billion of credit and non-credit life insurance in force covering approximately 1.5 million customer accounts.



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


                             FINANCE OPERATIONS

Revenue Recognition

Revenue on finance receivables is accounted for as follows:

(1) Finance charges on discounted finance receivables and interest on interest-bearing finance receivables are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for credit cards and private label.

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

Allowance For Finance Receivable Losses

The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio and reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio. In evaluating the portfolio, management considers numerous factors, including current economic conditions, prior finance receivable loss and delinquency experience, the composition of the finance receivable portfolio, and an estimate of anticipated finance receivable losses.

AGFC's policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when six installments are past due. Credit card and private label accounts are charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan value in excess of that amount is charged off. The charge-off period is occasionally extended for individual accounts when, in the opinion of management, such treatment is warranted.


                            INSURANCE OPERATIONS

Revenue Recognition

The Company's insurance subsidiaries write and assume credit life and credit accident and health insurance, non-credit insurance, and property and casualty insurance. Premiums on credit life insurance are recognized as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, which are recognized as revenue using the straight-line method over the lives of the policies. Premiums on credit accident and health insurance are recognized as revenue using an average of the sum-of-the-digits and the straight-line methods. Non-credit life insurance premiums are recognized when collected but not before their due dates. Premiums on property and casualty insurance are recognized as revenue using the straight-line method over the terms of the policies or appropriate shorter periods.


Policy Reserves

Policy reserves for credit life and credit accident and health insurance equal related unearned premiums. Claim reserves are based on Company experience. Liabilities for future life insurance policy benefits associated with non-credit life contracts are accrued when premium revenue is recognized and are computed on the basis of assumptions as to investment yields, mortality, and surrenders. Annuity reserves are computed on the basis of assumptions as to investment yields and mortality. Reserves for losses and loss adjustment expenses for property and casualty insurance are estimated based upon claims reported plus estimates of incurred but not reported claims. Non-credit life, group annuity, and accident and health insurance reserves assumed under coinsurance agreements are established on the bases of various tabular and unearned premium methods.


Acquisition Costs

Insurance acquisition costs, principally commissions, reinsurance fees, and premium taxes, are deferred and charged to expense over the terms of the related policies or reinsurance agreements.


Reinsurance

The Company's insurance subsidiaries enter into reinsurance agreements among themselves and other insurers, including other insurance subsidiaries of American General. The annuity reserves attributable to this business with the subsidiaries of American General were $60.8 million and $61.0 million at December 31, 1996 and 1995, respectively. The Company's insurance subsidiaries assumed from other insurers $47.5 million, $59.9 million, and $51.4 million of reinsurance premiums during 1996, 1995, and 1994, respectively. The Company's ceded reinsurance activities were not significant during the last three years.


GAAP vs. Statutory Accounting

Statutory accounting practices differ from generally accepted accounting principles, primarily in the following respects: credit life insurance reserves are maintained on the basis of mortality tables; non-credit life and group annuity insurance reserves are based on statutory requirements; insurance acquisition costs are expensed when incurred rather than expensed over the related contract period; deferred income taxes are not recorded on temporary differences in the recognition of revenue and expense; certain intangible assets resulting from a purchase and the related amortization are not reflected in statutory financial statements; investments in fixed-maturity securities are carried at amortized cost; and an asset valuation reserve and interest maintenance reserve are required for Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of the Company. The following compares net income and shareholder's equity determined under statutory accounting practices with those determined under generally accepted accounting principles:

                                Net Income          Shareholder's Equity
                         Years Ended December 31,       December 31,
                          1996     1995     1994      1996        1995
                                       (dollars in thousands)
Statutory accounting
  practices              $79,157  $42,006  $35,466  $394,708    $319,413

Generally accepted
  accounting principles   59,625   58,245   46,903   539,307     496,640

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


Use of Estimates

Management makes estimates and assumptions in preparing financial statements in conformity with generally accepted accounting principles that affect (1) the reported amounts of assets and liabilities, (2) disclosures of contingent assets and liabilities and (3) the reported amounts of revenues and expenses during the reporting periods. Ultimate results could differ from those estimates.


Fair Value of Financial Instruments

The fair values disclosed in Note 21. are based on estimates using discounted cash flows when quoted market prices are not available. The valuation techniques employed are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The fair value amounts presented can be misinterpreted, and care should be exercised in drawing conclusions from such data.

Note 3.  Accounting Changes

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting standards for determining whether transfers of financial assets are treated as sales or secured borrowings and when a liability should be considered extinguished. The statement must be applied prospectively to applicable transactions occurring after December 31, 1996; however, certain provisions addressing secured borrowings with a pledge of collateral and transfers of financial assets that are part of repurchase agreements, dollar rolls, securities lendings, and similar transactions are effective for transactions after December 31, 1997. Earlier or retroactive application is not permitted. The Company does not anticipate a material effect on consolidated results of operations and financial position related to adoption of this statement.

During 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for (1) the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the business, and (2) long-lived assets and certain identifiable intangibles to be disposed of. Adoption of this standard did not have a material impact on the consolidated financial statements.

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



Note 4.  Net Purchases and Transfers of Assets from Affiliates

Subsidiaries of AGFC purchased assets, primarily finance receivables, from subsidiaries of American General for $62.2 million during 1996 and $29.3 million during 1995.

During 1995, AGFI transferred one of its subsidiaries to a subsidiary of AGFC. On December 31, 1995, AGFC dividended the common stock of two subsidiaries operating in Alabama to AGFI. AGFI supported the transferred assets with funding provided by AGFC through an intercompany note. At December 31, 1995, such subsidiaries had 34 offices and total assets of $188.4 million, including net finance receivables of $196.4 million. See
Note 8. for information on notes receivable from AGFI.

On December 31, 1994, the Company entered into a participation agreement with AGFC-Utah whereby the Company purchased a 100% participation in AGFC-Utah's credit card and private label finance receivables. (Finance receivables purchased from AGFC-Utah in 1996 and 1995 pursuant to the participation agreement are treated as originations by the Company and are not included in the table below.)

The cash paid for the net purchases and transfers of assets from affiliates as shown in the Consolidated Statements of Cash Flows consisted of the following:

                                       1996         1995         1994
                                           (dollars in thousands)
Net finance receivables,
  less allowance for finance
  receivable losses                  $  59,448   $(157,601)  $1,210,815
Other assets (liabilities)               2,728     188,860       (4,870)

Cash paid                            $  62,176   $  31,259   $1,205,945



Note 5.  Finance Receivables

Loans collateralized by security interests in real estate generally have maximum original terms of 180 months. Loans collateralized by consumer goods, automobiles or other chattel security, and loans that are unsecured, generally have maximum original terms of 60 months. Retail sales contracts are collateralized principally by consumer goods and automobiles, and generally have maximum original terms of 60 months. Private label are secured by a purchase money security interest in the goods purchased and generally require minimum monthly payments based upon current balances. Credit card receivables are unsecured and require minimum monthly payments based upon current balances. Of the loans, retail sales contracts, and private label outstanding at December 31, 1996, 93% were secured by the real or personal property of the borrower. At December 31, 1996, mortgage loans (generally second mortgages) accounted for 60% of the aggregate dollar amount of loans outstanding and 14% of the total number of loans outstanding.

Contractual maturities of finance receivables were as follows:

                                    December 31, 1996
                           Net Receivables       Percent of
                                Amount        Net Receivables
                                 (dollars in thousands)

 1997                        $2,342,392            31.47%
 1998                         1,399,636            18.81
 1999                           870,329            11.69
 2000                           486,280             6.53
 2001                           304,410             4.09
 2002 and thereafter          2,040,274            27.41

 Total                       $7,443,321           100.00%

Experience of the Company has shown that a substantial portion of finance receivables will be renewed, converted, or paid in full prior to maturity. Accordingly, the preceding information as to contractual maturities should not be considered as a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables for the years indicated were as follows (retail sales contracts and private label comprise retail sales finance):

                                                  1996           1995
                                                (dollars in thousands)
Loans:
  Principal cash collections                   $2,584,894     $2,580,965
  Percent of average net receivables               46.73%         46.23%

Retail sales finance:
  Principal cash collections                   $1,736,907     $1,881,894
  Percent of average net receivables               92.93%         86.33%

Credit cards:
  Principal cash collections                   $  456,275     $  454,125
  Percent of average net receivables               86.24%         89.64%


Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of finance receivables, net of unearned finance charges, were as follows:

                    December 31, 1996            December 31, 1995
Location           Amount       Percent         Amount       Percent
                  (dollars in thousands)       (dollars in thousands)

California      $  697,734          9.37%    $  886,974         10.82%
N. Carolina        672,021          9.03        737,630          8.99
Florida            534,936          7.19        626,519          7.64
Ohio               454,290          6.10        439,522          5.36
Illinois           452,508          6.08        489,840          5.97
Indiana            397,698          5.34        454,892          5.55
Virginia           350,349          4.71        392,146          4.78
Georgia            312,377          4.20        372,963          4.55
Other            3,571,408         47.98      3,800,722         46.34

                $7,443,321        100.00%    $8,201,208        100.00%


Unused credit limits on private label extended by AGFC-Utah to its customers were $3.1 billion and $2.6 billion at December 31, 1996 and 1995, respectively. Unused credit limits on credit cards extended by AGFC-Utah to its customers were $2.0 billion at December 31, 1995. These amounts, in part or in total, can be cancelled at the discretion of AGFC-Utah, and are not indicative of the amount expected to be funded. Any such amounts of credit limits on private label that would be funded would be fully participated to the Company pursuant to the participation agreement.

The Company also extended credit on private label until the fourth quarter of 1996, when the accounts were sold to AGFI which subsequently contributed those accounts associated with active merchants to AGFC-Utah. Unused credit limits on private label extended by the Company at December 31, 1995 were $910.4 million.

Unused credit limits on loan and retail sales contracts revolving lines of credit extended by the Company to its customers were $226.5 million and $264.5 million at December 31, 1996 and 1995, respectively. These amounts, in part or in total, can be cancelled at the discretion of the Company, and are not indicative of the amount expected to be funded.

During 1995, the Company securitized a portion of its portfolio of private label and credit card finance receivables to establish additional sources of funding and liquidity. On May 17, 1995, the Company sold $100.0 million of securitized finance receivables with limited recourse. At December 31, 1996 and 1995, securitized finance receivables sold remained at $100.0 million. The Company plans to reacquire these finance receivables and sell a portion of them with the assets held for sale. Although the Company continues to service these finance receivables, the securitized finance receivables sold were treated as a sale with an immaterial gain for financial reporting purposes. Accordingly, the securitized finance receivables sold are not reflected on the Company's balance sheet. In addition, the sale of securitized finance receivables results in effectively recording finance charge revenues and provision for finance receivable losses on such finance receivables sold in other revenues.



Note 6.  Allowance for Finance Receivable Losses

The changes in the allowance for finance receivable losses for the years indicated are detailed below. See Management's Discussion and Analysis in
Item 7. herein for discussion of activity.

                                       1996         1995         1994
                                           (dollars in thousands)

Balance at beginning of year         $482,243     $225,922     $152,696
Provision for finance receivable
  losses                              409,646      573,698      154,914
Allowance reclassified to assets
  held for sale                       (70,000)        -            -
Allowance related to net acquired
  (transferred) receivables and
  other                                   152       (6,337)      52,551
Charge-offs:
  Finance receivables charged off    (487,026)    (351,333)    (168,067)
  Recoveries                           50,257       40,293       33,828
  Net charge-offs                    (436,769)    (311,040)    (134,239)

Balance at end of year               $385,272     $482,243     $225,922

Management believes the adequacy of the allowance for finance receivable losses is a material estimate and that it is reasonably possible a material change to such estimate could occur in the near term due to changes in the economy and other conditions that influence the Company's net charge-offs. See Note 2. for information on the determination of the allowance for finance receivable losses.



Note 7.  Investment Securities

At December 31, 1996 and 1995, all investment securities were classified as available-for-sale and reported at fair value. Investment securities were as follows at December 31:
                                   Fair Value           Amortized Cost
                                 1996       1995       1996       1995
                                        (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $450,754   $438,527   $435,877   $409,898
    Mortgage-backed securities  202,974    234,148    199,482    223,951
    States and political
      subdivisions              167,374    156,188    161,647    148,360
    Other                        45,525     47,186     36,721     35,242
  Redeemable preferred stocks     7,235      6,956      7,135      6,764
Total                           873,862    883,005    840,862    824,215
Non-redeemable preferred
  stocks                          2,271        890      2,264        584
Other long-term investments       3,000        -        3,000        -

Total investment securities    $879,133   $883,895   $846,126   $824,799


At December 31, the gross unrealized gains and losses on investment securities were as follows:
                                      Gross                Gross
                                 Unrealized Gains     Unrealized Losses
                                 1996       1995       1996       1995
                                         (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $17,175     $30,050   $ 2,298     $ 1,421
    Mortgage-backed securities   4,687      10,356     1,195         159
    State and political
      subdivisions               6,106       7,895       379          67
    Other                        8,851      11,944        47         -
  Redeemable preferred stocks      138         270        38          78
Total                           36,957      60,515     3,957       1,725
Non-redeemable preferred
  stocks                             7         306       -           -
Other long-term investments        -           -         -           -

Total investment securities    $36,964     $60,821   $ 3,957     $ 1,725

During the years ended December 31, 1996, 1995, and 1994, investment securities with a fair value of $169.4 million, $108.7 million, and $81.2 million, respectively, were sold or redeemed. The gross realized gains on such investment securities sales or redemptions totaled $1.8 million, $1.3 million, and $.3 million, respectively. The gross realized losses on investments totaled $3.1 million, $.6 million and $.6 million, respectively.

The contractual maturities of fixed-maturity securities at December 31, 1996 were as follows:
                                            Fair       Amortized
                                            Value         Cost
                                          (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                 $  7,565      $  7,472
    Due after 1 year through 5 years        87,274        84,141
    Due after 5 years through 10 years     427,585       412,527
    Due after 10 years                     148,464       137,240
Mortgage-backed securities                 202,974       199,482

Total                                     $873,862      $840,862

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. Company requirements and investment strategies may result in the sale of investments before maturity.

Certain of  the bonds  were on  deposit with  regulatory authorities.   The
carrying values of such bonds were $8.3 million and $8.2 million at December 31, 1996 and 1995, respectively.



Note 8.  Notes Receivable from Parent and Affiliates

Notes receivable from AGFI totaled $173.2 million and $187.0 million at December 31, 1996 and 1995, respectively. Interest revenue on notes receivable from parent and affiliates for the years ended December 31,
1996,  1995, and  1994,  totaled $19.4  million,  $2.2 million,  and  $76.5 million, respectively.



Note 9.  Costs In Excess of Net Assets Acquired

Goodwill, resulting from the excess of the purchase price paid over the fair value of separately identified tangible and intangible net assets acquired, totaled $263.2 million and $279.5 million at December 31, 1996 and 1995, respectively. Accumulated amortization totaled $75.9 million and $67.1 million at December 31, 1996 and 1995, respectively.

Included in other assets is a customer base valuation of $18.5 million and $20.1 million at December 31, 1996 and 1995, respectively, which is being amortized to operating expenses on a straight-line basis over 25 years.

Note 10.  Assets Held for Sale

In fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and an associated allowance for finance receivable losses of $70.0 million to assets held for sale on December 31, 1996.

The Company hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end, the Company determined that a write-down of $137.0 million ($88.1 million aftertax) was necessary to reduce the carrying amount of the assets held for sale to net realizable value, after considering related expenses.

Management believes the adequacy of the valuation on assets held for sale is a material estimate and that it is reasonably possible a material change to such estimate could occur in the near term due to changes in the economy and other conditions that could influence the amount realized on the anticipated sale.

Unused credit limits on credit card assets held for sale extended by AGFC-Utah to its customers were $2.2 billion at December 31, 1996. These amounts, in part or in total, can be cancelled at the discretion of AGFC-Utah, and are not indicative of the amount expected to be funded. The credit limits on private label assets held for sale at December 31, 1996 have been terminated.



Note 11.  Long-term Debt

At December 31, 1996 and 1995, long-term debt consisted of senior debt. The carrying value and fair value of the Company's long-term debt at December 31 were as follows:

                              Carrying Value               Fair Value
                            1996         1995          1996         1995
                                       (dollars in thousands)

Senior                   $4,416,637   $4,935,894    $4,525,262   $5,180,472


The weighted  average interest  rates on  long-term  debt by  type were  as follows:
                          Years Ended December 31,        December 31,
                            1996         1995            1996      1995

Senior                      7.28%        7.27%           7.15%     7.24%
Senior subordinated           -          6.44              -         -
Total                       7.28         7.27            7.15      7.24

Maturities of long-term debt at December 31, 1996 were as follows:

Maturity                   Carrying Value
                       (dollars in thousands)

1997                         $1,204,254
1998                            809,569
1999                            548,674
2000                            933,935
2001                             39,881
2002-2006                       582,336
2007-2009                       297,988

Total                        $4,416,637


A certain debt issue of the Company is repayable prior to maturity at par, at the option of the holder. If this issue was so repaid, the amounts above would increase $149.1 million in 1999 and would decrease $149.1 million in 2009.

Certain debt agreements contain restrictions on consolidated retained earnings for certain purposes (see Note 17.).



Note 12.  Short-term Notes Payable and Credit Facilities

AGFC and one of its subsidiaries issue commercial paper with terms ranging from 1 to 270 days. Information concerning short-term notes payable for commercial paper and to banks was as follows:

                                         1996        1995        1994
                                            (dollars in thousands)

Maximum borrowings at any month end   $3,015,920  $2,644,804  $2,629,886
Average borrowings                    $2,305,848  $2,368,904  $1,993,919
Weighted average interest rate,
  giving effect to interest
  conversion agreements and
  commitment fees                          6.13%       6.54%       5.23%
Weighted average interest rate,
  at December 31,                          5.54%       5.73%       5.84%

The Company maintains credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 1996 and 1995, the Company had committed credit facilities of $700.0 million and $800.0 million, respectively, and was an eligible borrower under $2.8 billion and $2.4 billion, respectively, of committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). The annual commitment fees for all committed facilities ranged from .05% to .09%. The Company pays only an allocated portion of the commitment fees for the shared committed facilities. At December 31, 1996 and 1995, the Company also had $346.0 million and $391.0 million, respectively, of uncommitted credit facilities and was an eligible borrower under $165.0 million and $185.0 million, respectively, of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At December 31, 1996, there were no short-term borrowings outstanding under all credit facilities, compared to $135.7 million at year-end 1995. At December 31, 1996 and 1995, long-term borrowings outstanding under all credit facilities totaled $9.0 million and $68.4 million, respectively, with remaining availability to the Company of $3.5 billion and $3.2 billion, respectively, in committed facilities and $502.0 million and $371.9 million, respectively, in uncommitted facilities.



Note 13.  Derivative Financial Instruments

The Company uses interest conversion agreements as one of its methods to manage the Company's exposure to market interest rate risk associated with funding activities. The Company is neither a dealer nor a trader in derivative financial instruments.

The Company's objective for using interest conversion agreements is to synthetically modify a portion of the Company's floating-rate funding to fixed rates. The Company carries such floating-rate obligations in the consolidated financial statements at amortized cost.

Fixed interest rates contracted to be paid on interest conversion agreements approximated the rates on fixed-rate term debt with maturities similar to the derivative financial instruments at the date of contract. Accordingly, the Company's use of interest conversion agreements did not have a material effect on the weighted-average interest rate or reported interest expense in any of the three years ended December 31, 1996.

Interest conversion agreements in which the Company contracted to pay interest at fixed rates and receive interest at floating rates were $540.0 million, $590.0 million, and $390.0 million in notional amounts at December 31, 1996, 1995, and 1994, respectively. The weighted average interest rate paid was 8.08%, 8.28%, and 8.77% for the years ended December 31, 1996, 1995, and 1994, respectively. The weighted average interest rate received was 5.72%, 6.10%, and 4.64% for the years ended December 31, 1996, 1995, and 1994, respectively. See Note 21. for the fair value of the interest conversion agreements. These agreements mature at various dates and had the respective fixed rates at December 31, 1996 as shown in the table below:
                       Notional     Weighted Average
Maturity                Amount       Interest Rate
                     (dollars in
                      thousands)

  1997                 $ 25,000          7.17%
  1998                  265,000          7.08
  1999                   50,000          9.39
  2000                  200,000          9.10

                       $540,000          8.05%

The rollforward of notional amounts for interest conversion agreements for the years indicated was as follows:

                                            Notional Amounts
                                     1996         1995         1994
                                         (dollars in thousands)

Balance at beginning of year      $ 590,000    $ 390,000    $ 290,000
New contracts                          -         200,000      200,000
Expired contracts                   (50,000)        -        (100,000)

Balance at end of year            $ 540,000    $ 590,000    $ 390,000


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



Note 14.  Short-term Notes Payable - Parent

Borrowings from American General primarily provide overnight operating liquidity when American General is in a surplus cash position. Borrowings from AGFI primarily provide operating funds for lending activities. All such borrowings are made on a due on demand basis at short-term rates based on overnight bank investment rates or bank prime rates. At December 31, 1996, 1995 and 1994, AGFC had no borrowings outstanding with American General or AGFI.

Information  concerning such  borrowings  for the  years  indicated was  as follows:
                                          1996        1995        1994
                                             (dollars in thousands)

Maximum borrowings at any month end     $    -      $     -     $450,000
Average borrowings                      $ 3,700     $    159    $ 82,214
Weighted average interest rate (total
  interest expense divided by average
  borrowings)                             5.16%        6.05%       8.97%

Note 15.  Income Taxes

AGFC and all of its subsidiaries file a consolidated federal income tax return with American General and the majority of its subsidiaries. AGFC and its subsidiaries provide for federal income taxes as if filing a separate tax return, and pay such amounts to American General in accordance with a tax sharing agreement.

Provision for income taxes is summarized as follows:

                                         Years Ended December 31,
                                       1996        1995        1994
                                          (dollars in thousands)
Federal
  Current                            $ 67,675    $121,743    $144,738
  Deferred                            (40,681)    (69,570)     (9,720)
Total federal                          26,994      52,173     135,018
State                                   1,680     (18,826)     10,608

Total                                $ 28,674    $ 33,347    $145,626


The U.S. statutory federal income tax rate differs from the effective income tax rate as follows:
                                         Years Ended December 31,
                                       1996        1995        1994

Statutory federal income tax rate     35.00%      35.00%      35.00%
Benefit of state net operating
  loss (NOL) carryforwards               -        (9.11)         -
Amortization of goodwill               3.85        2.61        1.14
Nontaxable investment income          (3.25)      (1.94)       (.56)
State income taxes                     1.37        (.63)       1.77
Other, net                             (.96)        .61         .09

Effective income tax rate             36.01%      26.54%      37.44%


During 1995, the Company recognized state NOL carryforwards resulting from the state's audit of a return and the state's acceptance of an amended return. The Company recognized a net reduction of $16.6 million in 1995 state income tax expense primarily related to these carryforwards. At December 31, 1996 and 1995, the state NOL carryforwards remaining were $634.7 million and $650.9 million, respectively, which expire in the years 2005 and 2006.

The net deferred tax asset at December 31, 1996 of $118.1 million was net of deferred tax liabilities totaling $137.1 million. The net deferred tax asset at December 31, 1995 of $69.6 million was net of deferred tax liabilities totaling $141.9 million. The most significant deferred tax assets relate to the provision for finance receivable losses, the benefit of the loss on assets held for sale and the state NOL carryforwards, and insurance premiums recorded for financial reporting purposes. A valuation allowance of $39.5 million ($25.7 million aftertax) was recognized at December 31, 1995 related to the state NOL carryforwards. At December 31, 1996, the valuation allowance remained at $39.5 million.



Note 16.  Capital Stock

AGFC has two classes of capital stock: special shares (without par value, 25 million shares authorized) which may be issued in series with such dividend, liquidation, redemption, conversion, voting and other rights as the board of directors may determine prior to issuance; and common shares ($.50 par value, 25 million shares authorized). Issued shares were as follows:

Special Shares - At December 31, 1996 and 1995, there were no shares issued and outstanding.

Common Shares - At December 31, 1996 and 1995, there were 10,160,012 shares issued and outstanding.



Note 17.  Consolidated Retained Earnings

State laws restrict AGFC's insurance subsidiaries as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 1996, the maximum amount of dividends which the Company's insurance subsidiaries can pay in 1997 without prior approval was $78.7 million. At December 31, 1996, AGFC's insurance subsidiaries had statutory capital and surplus of $394.7 million. Merit had $52.7 million of accumulated earnings at December 31, 1996 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they are distributed as dividends or exceed limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 1996, the federal income tax would approximate $18.4 million.

Certain of AGFC's financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision of such agreements, $325.3 million of the consolidated retained earnings of AGFC at December 31, 1996, was free from such restrictions.



Note 18.  Benefit Plans


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

Equity and fixed-maturity securities were 60% and 35%, respectively, of the plans' assets at the plans' most recent balance sheet dates. The pension plans have purchased annuity contracts from American General subsidiaries to provide benefits to certain retirees. These annuity contracts provided $2.1 million, $2.2 million, and $2.3 million for benefits to the Company's retirees for the years ended December 31, 1996, 1995, and 1994.

Pension plan activity allocated to the Company for 1996, 1995, and 1994 was immaterial. Because net plan assets are not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI accounts for its participation in the AGRP as if it had its own plan. The following table shows AGFI's portion of the plans' funded status:

                                                  December 31,
                                           1996       1995       1994
                                             (dollars in thousands)

Accumulated benefit obligation (a)       $51,936    $46,406    $31,591

Projected benefit obligation             $62,887    $56,395    $38,778
Plan assets at fair value                 71,450     60,968     50,247
Plan assets in excess of projected
  benefit obligation                       8,563      4,573     11,469
Other unrecognized items, net             (2,709)     2,894     (4,664)

Prepaid pension expense                  $ 5,854    $ 7,467    $ 6,805

(a)  Accumulated benefit obligation is over 85% vested.


Net pension expense included the following components for the years ended December 31:
                                           1996       1995       1994
                                             (dollars in thousands)

Service cost (benefits earned)           $ 3,194    $ 2,241    $ 2,960
Interest cost                              4,480      3,624      3,084
Actual return on plan assets             (11,288)   (11,283)      (237)
Net amortization and deferral              5,417      5,233     (5,523)

Total pension expense (income)           $ 1,803    $  (185)   $   284

Additional assumptions concerning the determination of net pension costs were as follows:
                                           1996       1995       1994

Weighted average discount rate             7.50%      7.25%      8.50%
Expected long-term rate of
  return on plan assets                   10.00      10.00      10.00
Rate of increase in
  compensation levels                      4.00       4.00       4.00


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

American General's life plans are fully insured. A portion of the retiree medical and dental plans are funded through a voluntary employees' beneficiary association (VEBA); the remainder is unfunded and self-insured. All of the retiree medical and dental plans' assets held in the VEBA were invested in readily marketable securities at the plans' most recent balance sheet date.

Postretirement benefits other than pension plan activity incurred by the Company for 1996 and 1995 was $.5 million and $.6 million, respectively.

Because plan information is not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI  accounts for  its participation  in the  plans as if  it had  its own
plans.   The following  table shows AGFI's  portion of the  plans' combined funded status:
                                                  December 31,
                                              1996            1995
                                             (dollars in thousands)
Actuarial present value of benefit
  obligation:

Retirees                                     $1,152          $1,545
Active plan participants                      4,461           4,939
Accumulated postretirement benefit
  obligation                                  5,613           6,484
Plan assets at fair value                        90              89
Accumulated postretirement benefit
  obligation in excess of plan
  assets at fair value                        5,523           6,395
Unrecognized net gain                         1,512             247

Accrued postretirement benefit cost          $7,035          $6,642

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation for the years ended December 31, 1996 and 1995 was 7.50% and 7.25%, respectively. Postretirement benefit expense in 1996 and 1995 was $.7 million and $.6 million, respectively.



Note 19.  Lease Commitments, Rent Expense and Contingent Liabilities

The approximate annual rental commitments for leased office space, automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, are as follows: 1997, $35.6 million; 1998, $23.4 million; 1999, $17.7 million;
2000,  $11.3 million;  2001, $6.2  million; and  subsequent to  2001, $14.9 million.

Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties; therefore, future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 1996. Rental expense incurred for the years ended December 31, 1996, 1995, and 1994, was $43.9 million, $44.2 million, and $35.9 million, respectively.

AGFC and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like
Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

Note 20.  Interim Financial Information (Unaudited)

Unaudited interim information for 1996 and 1995 is summarized below:


                                Total Revenues
Three Months Ended          1996              1995
                            (dollars in thousands)

    March 31             $  435,105        $  430,395
    June 30                 427,791           455,739
    September 30            422,755           458,606
    December 31             423,022           444,444

    Total                $1,708,673        $1,789,184


                            Income Before Provision
                               for Income Taxes
Three Months Ended          1996              1995
                            (dollars in thousands)

    March 31             $   47,428        $   97,529
    June 30                  54,499           102,282
    September 30             72,637            62,620
    December 31             (94,931) (a)     (136,791) (b)

    Total                $   79,633        $  125,640


                                  Net Income
Three Months Ended          1996              1995
                            (dollars in thousands)

    March 31             $   29,885        $   61,424
    June 30                  34,355            64,188
    September 30             46,569            56,391
    December 31             (59,850) (a)      (89,710) (b)

    Total                $   50,959        $   92,293


(a) Includes loss on assets held for sale of $137.0 million ($88.1 million aftertax).

(b) Includes increase in allowance for finance receivable losses of $216.0 million ($140.2 million aftertax).

Note 21.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. The reader should exercise care in drawing conclusions based on fair value, since the fair values presented below do not include the value associated with all of the Company's assets and liabilities.

                               December 31, 1996       December 31, 1995
                             Carrying        Fair    Carrying        Fair
                              Value         Value     Value         Value
Assets                                   (dollars in thousands)

Net finance receivables,
  less allowance for finance
  receivable losses         $7,058,049  $7,058,049  $7,718,965  $7,718,965
Investment securities          879,133     879,133     883,895     883,895
Cash and cash equivalents       90,197      90,197      88,297      88,297
Assets held for sale           668,707     668,707           -           -


Liabilities

Long-term debt              (4,416,637) (4,525,262) (4,935,894) (5,180,472)
Short-term notes payable    (3,015,920) (3,015,920) (2,330,471) (2,330,471)


Off-Balance Sheet Financial
  Instruments

Unused credit limits                 -           -           -           -
Interest conversion agreements       -     (30,314)          -     (50,232)


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


Assets Held for Sale

The carrying amounts reported in the Consolidated Balance Sheets for assets held for sale approximate the assets' fair value.


Long-term Debt

The fair values of the Company's long-term borrowings are estimated using cash flows discounted at current borrowing rates.


Short-term Notes Payable

The carrying value of short-term notes payable approximates the fair value.


Unused Customer Credit Lines

The unused credit lines available to the Company's and AGFC-Utah's customers are considered to have no fair value. The interest rates charged on these facilities can either be changed at AGFC-Utah's discretion, such as for credit cards and private label, or are adjustable and reprice frequently, such as for loan and retail sales contracts revolving lines of credit. Furthermore, these amounts, in part or in total, can be cancelled at the discretion of the Company and AGFC-Utah.


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

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance Corporation and subsidiaries are included in Item 8:

         Consolidated Balance Sheets, December 31, 1996 and 1995

         Consolidated Statements of Income, years ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Shareholder's Equity, years ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Cash Flows, years ended December 31, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements

    Schedule I--Condensed Financial Information of Registrant is included in Item 14(d).

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted, because they are inapplicable, or the required information is included in the consolidated financial statements or notes.

    (3)  Exhibits:

         Exhibits are listed in the Exhibit Index beginning on page 66 herein.

(b) Reports on Form 8-K

    Current Report on Form 8-K dated October 22, 1996, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended September 30, 1996.

    Current Report on Form 8-K dated February 4, 1997, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the year ended December 31, 1996.

(c) Exhibits

    The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

Item 14(d).


Schedule I - Condensed Financial Information of Registrant

                    American General Finance Corporation

                          Condensed Balance Sheets
                                                        December 31,
                                                     1996          1995
                                                   (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Loans                                         $1,236,881    $1,321,608
    Retail sales finance                             216,182       230,472

Net finance receivables                            1,453,063     1,552,080
Allowance for finance receivable losses              (32,829)      (43,603)
Net finance receivables, less allowance
  for finance receivable losses                    1,420,234     1,508,477

Cash and cash equivalents                             51,470        53,328
Investments in subsidiaries                        2,807,470     2,933,334
Receivable from subsidiaries                       4,400,300     4,024,741
Notes receivable from parent and
  subsidiaries                                       173,235       219,709
Goodwill                                               4,541         2,459
Other assets                                         139,998       110,523

Total assets                                      $8,997,248    $8,852,571


Liabilities and Shareholder's Equity

Senior long-term debt, 4.7% - 10.05%,
  due 1997 - 2009                                 $4,407,637    $4,867,494
Short-term notes payable:
  Commercial paper                                 2,767,189     2,155,279
  Notes payable to subsidiaries                      309,794       245,442
Other liabilities                                    177,705       135,860

Total liabilities                                  7,662,325     7,404,075

Shareholder's equity:
  Common stock                                         5,080         5,080
  Additional paid-in capital                         691,914       691,914
  Other equity                                        21,454        38,412
  Retained earnings                                  616,475       713,090

Total shareholder's equity                         1,334,923     1,448,496

Total liabilities and shareholder's equity        $8,997,248    $8,852,571

<F1>
See Notes to Condensed Financial Statements.

                    American General Finance Corporation

                       Condensed Statements of Income



                                             Years Ended December 31,
                                            1996       1995       1994
                                              (dollars in thousands)
Revenues
  Interest received from affiliates       $578,400   $579,671   $557,742
  Dividends received from subsidiaries      60,970    128,000    235,975
  Finance charges                            1,372        717       -
  Other                                     19,038     20,481     19,403

Total revenues                             659,780    728,869    813,120

Expenses
  Interest expense                         495,498    513,223    419,805
  Operating expenses                        13,542     13,040      6,541

Total expenses                             509,040    526,263    426,346

Income before income taxes and
  equity in overdistributed net
  income of subsidiaries                   150,740    202,606    386,774

Provision for Income Taxes                  31,537     26,179     52,847

Income before equity in overdistributed
  net income of subsidiaries               119,203    176,427    333,927

Equity in Overdistributed Net Income
  of Subsidiaries                          (68,244)   (84,134)   (90,627)

Net Income                                $ 50,959   $ 92,293   $243,300

<F1>
See Notes to Condensed Financial Statements.

                    American General Finance Corporation

                     Condensed Statements of Cash Flows

                                                     Years Ended December 31,
                                                   1996        1995        1994
                                                      (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                     $   50,959  $   92,293  $  243,300
Reconciling adjustments to net cash
  provided by operating activities:
    Equity in overdistributed net income
      of subsidiaries                              68,244      84,134      90,627
    Change in other assets and other
      liabilities                                  11,109    (142,843)     48,402
    Other, net                                    (13,999)    (17,782)      1,229
Net cash provided by operating activities         116,313      15,802     383,558

Cash Flows from Investing Activities
  Finance receivables originated or purchased
    from subsidiaries                          (1,261,633) (1,358,250)   (120,060)
  Principal collections on finance receivables     85,678      97,243     100,556
  Finance receivables sold to subsidiaries      1,308,035        -           -
  Return of capital from subsidiaries, net
    of contributions                               40,662      (5,785) (1,282,421)
  Change in receivable from subsidiaries         (375,559)  1,154,989    (768,082)
  Other, net                                      (27,473)     (5,911)       (710)
Net cash used for investing activities           (230,290)   (117,714) (2,070,717)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt         77,817   1,532,033     967,744
  Repayment of long-term debt                    (540,860)   (765,160)   (692,650)
  Change in commercial paper                      611,910    (450,739)    964,049
  Change in notes receivable or payable
    with parent and subsidiaries                  110,826    (194,518)    604,887
  Capital contribution from parent                   -         80,000        -
  Dividends paid                                 (147,574)   (108,509)    (97,536)
Net cash provided by financing activities         112,119      93,107   1,746,494

(Decrease) increase in cash and cash equivalents   (1,858)     (8,805)     59,335
Cash and cash equivalents at beginning of year     53,328      62,133       2,798
Cash and cash equivalents at end of year       $   51,470  $   53,328  $   62,133

<F1>
See Notes to Condensed Financial Statements.

                    American General Finance Corporation

                  Notes to Condensed Financial Statements

                             December 31, 1996




Note 1.  Accounting Policies

AGFC's investments in subsidiaries are stated at cost plus the equity in undistributed net income of subsidiaries since the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with AGFC's consolidated financial statements.



Note 2.  Receivable from Subsidiaries

AGFC provides funding  to its  subsidiaries for lending  activities.   Such
funding is made at 215 basis points over the borrowing cost rate.



Note 3.  Long-Term Debt

Senior  long-term debt  maturities for  the five  years after  December 31,
1996, were as  follows:   1997, $1.2 billion;  1998, $809.6 million;  1999,
$548.7 million; 2000, $933.9 million; and 2001, $39.9 million.

                                 Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1997.

                                       AMERICAN GENERAL FINANCE CORPORATION


                                       By: /s/  John S. Poelker
                                                John S. Poelker
                                       (Senior Vice President and
                                        Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1997.


/s/  Frederick W. Geissinger           /s/  Philip M. Hanley
     Frederick W. Geissinger                Philip M. Hanley
(Chairman, President, and Chief        (Director)
 Executive Officer and Director -
 Principal Executive Officer)
                                       /s/  Bennie D. Hendrix
                                            Bennie D. Hendrix
/s/  John S. Poelker                   (Director)
     John S. Poelker
(Senior Vice President and Chief
 Financial Officer and Director -      /s/  Larry R. Klaholz
 Principal Financial Officer)               Larry R. Klaholz
                                       (Director)

/s/  George W. Schmidt
     George W. Schmidt                 /s/  Jon P. Newton
(Controller and Assistant Secretary         Jon P. Newton
 Principal Accounting Officer)         (Director)


                                       /s/  David C. Seeley
     Robert M. Devlin                       David C. Seeley
(Director)                             (Director)


/s/  Jerry L. Gilpin
     Jerry L. Gilpin
(Director)

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

              (a) Resolutions and form of note for senior notes, 6 3/8% due March 1, 2003. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated March 4, 1993 (File No. 1-6155).

              (b)  Resolutions  and  form of  note for senior notes, 5 7/8%
                   due  July  1,  2000.    Incorporated  by   reference  to
                   Exhibits  4(a)  and  4(b)   filed  as  a   part  of  the
                   Company's Current Report on Form 8-K dated June 29, 1993 (File No. 1-6155).

              (c) Resolutions and form of note for senior notes, 5.80% due April 1, 1997. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated March 22, 1994 (File No. 1-6155).

              (d) Resolutions and form of note for senior notes, 6 5/8% due June 1, 1997. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the
                   Company's Current Report on Form 8-K dated May 17, 1994 (File No. 1-6155).

Exhibits                                                                   Page

              (e) Resolutions and form of note for senior notes, 6 7/8% due July 1, 1999. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the
                   Company's Current Report on Form 8-K dated June 8, 1994 (File No. 1-6155).

              (f)  Resolutions  and form  of note for senior notes, 7%  due
                   October 1, 1997. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated September 26, 1994 (File No. 1-6155).

              (g) Resolutions and form of note for senior notes, 7.70% due November 15, 1997. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated November 10, 1994 (File No. 1-6155).

              (h) Resolutions and form of note for senior notes, 8 1/4% due January 15, 1998. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated January 6, 1995 (File No. 1-6155).

         (2) Indenture dated as of October 1, 1994 from American General Finance Corporation to The Chase Manhattan Bank. Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Registration Statement on Form S-3 (Registration No. 33-55803).

              (a) Resolutions and form of note for senior notes, 8% due February 15, 2000. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated February 3, 1995 (File No. 1-6155).

              (b) Resolutions and forms of notes for (senior) Medium-Term Notes, Series D. Incorporated by reference to Exhibits 4(a), 4(b) and 4(c) filed as a part of the Company's Current Report on Form 8-K dated February 13, 1995 (File No. 1-6155).

              (c) Resolutions and form of note for senior notes, 7 1/4% due March 1, 1998. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated February 27, 1995 (File No. 1-6155).

Exhibits                                                                   Page

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

     b.  In  accordance  with  Item  601 (b) (4) (iii)  of  Regulation S-K, certain other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have not been filed as exhibits to this Annual Report on Form 10-K because the total amount of securities authorized and outstanding under each such instrument does not exceed 10% of the total assets of the Company on a consolidated basis. The Company hereby agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request therefor.

(12)     Computation of ratio of earnings to fixed charges.                 69

(23)     Consent of Ernst & Young LLP, Independent Auditors                 70

(27)     Financial Data Schedule                                            71