Form 10-Q
period 1997-06-30
AMERICAN GENERAL FINANCE CORP
filed 1997-08-13
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997

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

At August 13, 1997, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)

                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1997       1996        1997       1996
                                         (dollars in thousands)
Revenues
  Finance charges              $307,548   $353,111    $619,138   $715,237
  Insurance                      46,740     52,087      94,269    103,273
  Other                          22,065     22,593      43,329     44,386

Total revenues                  376,353    427,791     756,736    862,896

Expenses
  Interest expense              110,264    120,942     220,126    244,818
  Operating expenses            114,463    125,632     228,958    254,354
  Provision for finance
    receivable losses            62,134    100,212     127,942    206,743
  Loss on sale of non-
    strategic assets             42,225       -         42,225       -
  Insurance losses and loss
    adjustment expenses          21,748     26,506      45,752     55,054

Total expenses                  350,834    373,292     665,003    760,969

Income before provision for
  income taxes                   25,519     54,499      91,733    101,927

Provision for Income Taxes        9,323     20,144      33,776     37,687


Net Income                     $ 16,196   $ 34,355    $ 57,957   $ 64,240


<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                              June 30,     December 31,
                                                1997            1996
                                               (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $3,787,883      $3,652,106
    Non-real estate loans                     2,267,659       2,459,660
    Retail sales contracts                      905,747         954,975
    Private label                               265,822         376,580

Net finance receivables                       7,227,111       7,443,321
Allowance for finance receivable
  losses                                       (375,626)       (385,272)
Net finance receivables, less allowance
  for finance receivable losses               6,851,485       7,058,049

Investment securities                           878,854         879,133
Cash and cash equivalents                        90,629          90,197
Notes receivable from parent                    174,320         173,235
Goodwill                                        258,794         263,171
Assets held for sale                               -            668,707
Other assets                                    388,582         370,097

Total assets                                 $8,642,664      $9,502,589


Liabilities and Shareholder's Equity

Long-term debt                               $3,870,235      $4,416,637
Commercial paper                              2,700,142       3,015,920
Insurance claims and policyholder
  liabilities                                   433,143         456,430
Other liabilities                               330,789         263,154
Accrued taxes                                    16,505          15,525

Total liabilities                             7,350,814       8,167,666

Shareholder's equity:
  Common stock                                    5,080           5,080
  Additional paid-in capital                    707,914         691,914
  Net unrealized gains on investment
    securities                                   19,741          21,454
  Retained earnings                             559,115         616,475

Total shareholder's equity                    1,291,850       1,334,923

Total liabilities and shareholder's equity   $8,642,664      $9,502,589

<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      1997          1996
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $ 57,957      $ 64,240
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses          127,942       206,743
    Depreciation and amortization                     37,840        43,111
    Deferral of finance receivable
      origination costs                              (19,051)      (25,845)
    Deferred federal income tax charge                57,512         1,801
    Change in other assets and other liabilities     (50,233)       15,488
    Change in insurance claims and
      policyholder liabilities                       (23,287)      (19,317)
    Loss on sale of non-strategic assets              42,225          -
    Operations related to assets held for sale        39,905          -
    Other, net                                        11,623        51,131
Net cash provided by operating activities            282,433       337,352

Cash Flows from Investing Activities
  Finance receivables originated or purchased     (2,098,849)   (2,355,829)
  Principal collections on finance receivables     2,098,915     2,471,737
  Net collections on assets held for sale             61,266          -
  Securitized finance receivables purchased         (100,000)         -
  Sale of non-strategic assets                       732,504          -
  Investment securities purchased                    (70,746)     (102,193)
  Investment securities called, matured and sold      70,034       109,151
  Change in notes receivable from parent
    and affiliates                                    (1,085)        3,202
  Purchase of assets from affiliate                   (9,536)         -
  Other, net                                          (1,601)      (21,657)
Net cash provided by investing activities            680,902       104,411

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           158,691        27,950
  Repayment of long-term debt                       (706,500)     (355,250)
  Change in short-term notes payable                (315,778)      (39,574)
  Capital contribution from parent                    16,000          -
  Dividends paid                                    (115,316)      (64,365)
Net cash used for financing activities              (962,903)     (431,239)

Increase in cash and cash equivalents                    432        10,524
Cash and cash equivalents at beginning of period      90,197        88,297

Cash and cash equivalents at end of period          $ 90,629      $ 98,821

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                 $ 41,062      $  4,884
  Interest paid                                     $247,818      $246,243

<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               June 30, 1997



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods and include the accounts of American General Finance Corporation and its subsidiaries. American General Finance Corporation will be referred to as "AGFC" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company". The subsidiaries are wholly-owned, and all intercompany items have been eliminated. Per share information is not included because AGFC is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at June 30, 1997 and December 31, 1996, its consolidated results of operations for the three months and six months ended June 30, 1997 and 1996, and its consolidated cash flows for the six months ended June 30, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note 3.  Accounting Changes

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for public business enterprises reporting on information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures on products and services, geographical areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Adoption of these statements will result in additional disclosures but will not impact the Company's consolidated results of operations and financial position.

Note 4.  Derivative Financial Instruments

AGFC makes limited use of derivative financial instruments to manage the cost of its debt. AGFC uses interest conversion agreements to reduce its exposure to future fluctuations in interest expense rates by effectively converting short-term and certain long-term floating-rate debt to a fixed-rate basis. At June 30, 1997, outstanding interest conversion agreements in which AGFC contracted to pay interest at fixed rates and receive floating rates totaled $715.0 million of notional amount, with an average fixed pay rate of 7.76% and an average floating receive rate of 5.67%. AGFC's use of interest conversion agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first six months of 1997 or 1996.


Note 5.  Sale of Non-strategic Assets

During fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming credit card and private label finance receivable portfolios. These assets held for sale were carried at net realizable value, after considering related expenses.

In April 1997, the Company repurchased $100.0 million of private label and credit card receivables that previously had been sold through securitization. No gain or loss resulted from this transaction. These repurchased credit card receivables were offered for sale along with the Company's other credit card receivables, which increased the carrying amount of assets held for sale by approximately $70.0 million in April 1997.

In June 1997, the Company sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. In connection with these sales, the Company took an aftertax charge of $27.0 million in second quarter 1997. This loss primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement.

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


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $282.4 million for the six months ended June 30, 1997 compared to $337.4 million for the same period in 1996. Operating cash flow combined with the net collections of finance receivables and assets held for sale, the proceeds from the sale of non-strategic assets, and a capital contribution from AGFI generated cash flow of $1.1 billion for the six months ended June 30, 1997 compared to $453.3 million for the same period in 1996. These cash flows were used principally to fund the net repayments of debt for the six months ended June 30, 1997 and 1996 of $863.6 million and $366.9 million, respectively, to pay dividends to AGFI of $115.3 million and $64.4 million, respectively, and to repurchase $100.0 million of securitized finance receivables during second quarter 1997.

Dividends paid are typically managed to maintain the Company's targeted leverage of 6.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at June 30, 1997 was 6.48 to 1. Certain of AGFC's financing agreements effectively limit the amount of dividends AGFC may pay; however, management does not expect those limits to affect AGFC's ability to maintain the Company's targeted leverage.


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The targeted mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At June 30, 1997, the Company's capital totaled $7.9 billion, consisting of $6.6 billion of debt and $1.3 billion of equity, compared to $8.3 billion at June 30, 1996, consisting of $6.9 billion of debt and $1.4 billion of equity.

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


Credit Facilities

The Company maintains credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 1997, the Company had a $500.0 million committed credit facility and was an eligible borrower under $3.3 billion of committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). The annual commitment fees for all committed facilities ranged from .05% to .09%. The Company pays only an allocated portion of the commitment fees for the shared committed facilities. At June 30, 1997, the Company also had $236.0 million of uncommitted credit facilities and was an eligible borrower under $165.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any outstanding borrowings. At June 30, 1997, there were no borrowings under any credit facilities.


Securitization

On April 1, 1997, the Company repurchased all $100.0 million of the private label and credit card receivables that had previously been sold through securitization. No gain or loss resulted from the repurchase transaction. Of the $100.0 million repurchased, approximately $70.0 million was classified as assets held for sale in April 1997. The repurchase facilitated the sale of the credit card portfolio included in assets held for sale and sold in June 1997.

                       SELECTED FINANCIAL INFORMATION


The following table shows certain selected financial information of the Company for the periods indicated:

                                At or for the            At or for the
                              Three Months Ended        Six Months Ended
                                    June 30,                June 30,
                             1997            1996     1997            1996
                                        (dollars in thousands)
Average finance receivables,
  net of unearned finance
  charges (average net
  receivables)              $7,273,630  $7,824,122   $7,318,426  $7,919,666

Average borrowings          $7,090,684  $6,878,399   $7,196,614  $6,988,125

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables               16.94%      18.12%       17.01%      18.12%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     6.83%       6.91%        6.78%       6.94%

Interest spread - yield
  less borrowing cost           10.11%      11.21%       10.23%      11.18%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                2.57%       2.66%        2.58%       2.61%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                6.29%       6.42%        6.26%       6.42%

Return on average assets
  (annualized)                    .70%       1.51%        1.25%       1.40%

Return on average equity
  (annualized)                   4.69%       9.59%        8.48%       8.91%

Charge-off ratio -
  net charge-offs
  (annualized) as a
  percentage of average
  net receivables                3.70%       5.38%        3.77%       5.46%

Allowance ratio -
  allowance for finance
  receivable losses as a
  percentage of net
  finance receivables              -           -          5.20%       6.01%

                                                      At or for the
                                                     Six Months Ended
                                                         June 30,
                                                     1997        1996

Ratio of earnings to fixed charges (refer to
  Exhibit 12 for calculations)                       1.37        1.40

Delinquency ratio - finance receivables any
  portion of which was 60 days or more past
  due as a percentage of related receivables
  (including unearned finance charges and
  excluding deferred origination costs, a
  fair value adjustment on finance receivables,
  and accrued interest)                              3.74%       4.01%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on fixed-maturity
  investment securities                              6.48        6.04

Debt to equity ratio                                 5.09        4.86



                       ANALYSIS OF OPERATING RESULTS


Net Income

Net income decreased $18.2 million, or 53%, for the three months ended June 30, 1997 and $6.3 million, or 10%, for the six months ended June 30, 1997 when compared to the same periods in 1996. The decreases primarily relate to the loss on the sale of non-strategic assets during second quarter 1997.

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

To increase its focus on core operations, the Company decided in the fourth quarter of 1996 to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and an associated allowance for finance receivable losses of $70.0 million to assets held for sale on December 31, 1996. The Company hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end, the Company determined that an aftertax charge to operations of $88.1 million was necessary to reduce the carrying amount of the assets held for sale to net realizable value. This charge was taken in fourth quarter 1996.

In June  1997, the Company  sold all of  the assets held  for sale  (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. In connection with these sales, the Company took an aftertax charge of $27.0 million in second quarter 1997. This additional loss primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement.

Net finance receivables totaled $7.2 billion at June 30, 1997, a decrease of $631.4 million from June 30, 1996 primarily due to the aforementioned reclassification and sale of credit card and certain private label receivables and the substantial liquidation of underperforming receivables, partially offset by purchases of real estate loan portfolios during the last half of 1996. At June 30, 1997, real estate secured finance receivables accounted for 52% of total net finance receivables compared to 38% at June 30, 1996.

Results of the action program to improve credit quality became evident in the first half of 1997. Although yield decreased 111 basis points for the six months ended June 30, 1997 when compared to the same period in 1996, this was more than offset by a 169 basis point improvement in the charge-off ratio. The delinquency ratio also improved to 3.74% at June 30, 1997 from 4.01% a year earlier. The Company is also realizing operating efficiencies as evidenced by a 16 basis point improvement in the operating expense ratio for the six months ended June 30, 1997 from the comparable period of the prior year, reflecting fewer branches and employees.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charge revenues decreased $45.6 million, or 13%, for the three months ended June 30, 1997 and $96.1 million, or 13%, for the six months ended June 30, 1997 when compared to the same periods in 1996 primarily due to decreases in average net receivables and yield. Average net receivables decreased $550.5 million, or 7%, for the three months ended June 30, 1997 and $601.2 million, or 8%, for the six months ended June 30, 1997 when compared to the same periods in 1996 primarily due to the action program for improving credit quality, which included the aforementioned reclassification and sales of certain finance receivables and the substantial liquidation of underperforming receivables. The exclusion of finance charges related to the assets held for sale for the three months and six months ended June 30, 1997 totaled $35.2 million and $75.0 million, respectively. Yield decreased 118 basis points for the three months ended June 30, 1997 and 111 basis points for the six months ended June 30, 1997 when compared to the same periods in 1996 primarily due to the action program for improving credit quality, including increasing the proportion of finance receivables that are real estate loans (which generally have lower yields), partially offset by the decreased proportion of non-accrual delinquent finance receivables during 1997.


Insurance Revenues

Insurance revenues decreased $5.3 million, or 10%, for the three months ended June 30, 1997 and $9.0 million, or 9%, for the six months ended June 30, 1997 when compared to the same periods in 1996 primarily due to decreases in earned premiums. Earned premiums decreased primarily due to the decline in related loan volume resulting from the action program for improving credit quality.


Other Revenues

Other revenues decreased $.5 million, or 2%, for the three months ended June 30, 1997 and $1.1 million, or 2%, for the six months ended June 30, 1997 when compared to the same periods in 1996 primarily due to decreases in interest revenue on notes receivable from parent and increases in net losses on foreclosed real estate, substantially offset by increases in investment revenue. The increases in investment revenue for the three months and six months ended June 30, 1997 when compared to the same periods in 1996 were primarily due to growth in average invested assets for the insurance operations of $41.8 million and $41.2 million, respectively, partially offset by decreases in adjusted portfolio yield of 9 basis points and 21 basis points, respectively.


Interest Expense

Interest expense decreased $10.7 million, or 9%, for the three months ended June 30, 1997 and $24.7 million, or 10%, for the six months ended June 30, 1997 when compared to the same periods in 1996 due to the exclusion of interest expense related to the assets held for sale totaling $10.8 million and $23.2 million, respectively, and to the decline in borrowing cost, partially offset by increases in average borrowings. Borrowing cost decreased 8 basis points for the three months ended June 30, 1997 and 16 basis points for the six months ended June 30, 1997 when compared to the same periods in 1996 due to lower short-term borrowing cost, partially offset by higher long-term borrowing cost. Average borrowings increased $212.3 million, or 3%, for the three months ended June 30, 1997 and $208.5 million, or 3%, for the six months ended June 30, 1997 when compared to the same periods in 1996 primarily to fund the purchases of real estate loan portfolios that occurred in the last half of 1996, partially offset by the sales of the non-strategic assets during second quarter 1997.

Operating Expenses

Operating expenses decreased $11.2 million, or 9%, for the three months ended June 30, 1997 and $25.4 million, or 10%, for the six months ended June 30, 1997 when compared to the same periods in 1996 due to (1) the exclusion of expenses to service the portfolios held for sale totaling $6.1 million and $14.4 million, respectively; (2) certain non-recurring operating expenses associated with discontinued initiatives that negatively impacted the financial results for the second quarter of 1996 by $7.3 million; and (3) the action program to improve credit quality and reduce expenses. The action program implemented in fourth quarter 1995 (which included emphasizing real estate loan growth) contributed to a workforce reduction of approximately 900 positions and a net decrease of 61 branch offices since June 30, 1996.


Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $38.1 million, or 38%, for the three months ended June 30, 1997 and $78.8 million, or 38%, for the six months ended June 30, 1997 when compared to the same periods in 1996 primarily due to the decreases in net charge-offs totaling $38.1 million and $78.9 million, respectively. These decreases were due to the exclusion of net charge-offs related to the assets held for sale totaling $28.5 million for the three months ended June 30, 1997 and $58.6 million for the six months ended June 30, 1997 and reductions in charge-off levels for the core branch network.

Net charge-offs from finance receivables for the three months ended June 30, 1997 decreased to $67.1 million from $105.2 million for the same period in 1996. Net charge-offs for the three months ended March 31, 1997 were $70.8 million. The charge-off ratio for second quarter 1997 was 3.70% compared to 3.83% for first quarter 1997 and 5.38% for second quarter 1996. Excluding the portfolios held for sale, the charge-off ratio was 4.64% for second quarter 1996.

At June 30, 1997, delinquencies were $293.5 million compared to $297.3 million at March 31, 1997 (excluding $68.8 million related to assets held for sale) and $342.7 million at June 30, 1996. The delinquency ratio at June 30, 1997 decreased to 3.74% from 3.77% at March 31, 1997 (compared to 4.01% at June 30, 1996). Excluding the portfolios held for sale, the delinquency ratio at June 30, 1996 was 3.78%.

During second quarter 1997, management reduced the allowance for finance receivable losses by $5.0 million from the balance at March 31, 1997 based on the improved credit quality of the finance receivable portfolio. The allowance for finance receivable losses decreased $96.6 million from $472.3 million at June 30, 1996 due to the reclassification of $70.0 million of allowance for finance receivable losses to assets held for sale and reductions in the allowance for finance receivable losses based on the results of the action program for improving credit quality, including the increased proportion of real estate loans. The allowance ratio at June 30, 1997 was 5.20% compared to 5.23% at March 31, 1997 and 6.01% at June 30, 1996. Based upon an analysis of the finance receivable portfolio, management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and net charge-offs.

Loss on Sale of Non-strategic Assets

Loss on sale of non-strategic assets totaled $42.2 million ($27.0 million aftertax) for the three months and six months ended June 30, 1997 due to the sale of non-strategic, underperforming receivables during second quarter 1997. See Analysis of Operating Results - Net Income for further information on loss on sale of non-strategic assets.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $4.8 million, or 18%, for the three months ended June 30, 1997 and $9.3 million, or 17%, for the six months ended June 30, 1997 when compared to the same periods in 1996 due to decreases in provision for future benefits and in claims paid. Provision for future benefits decreased $1.3 million and $4.0 million, respectively, due to reduced sales of non-credit insurance products. Claims decreased $3.5 million and $5.3 million, respectively, primarily due to favorable loss experience on credit insurance.


Provision for Income Taxes

The provision for income taxes decreased $10.8 million, or 54%, for the three months ended June 30, 1997 and $3.9 million, or 10%, for the six months ended June 30, 1997 when compared to the same periods in 1996 primarily due to lower taxable income.


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

     Current  Report  on Form  8-K  dated  June  18,  1997, announcing  that
     Moody's Investors Service, Inc. lowered the senior unsecured debt rating of the Company to A2 from A1.

     Current Report on Form 8-K dated June 27, 1997, with respect to the issuance of a News Release announcing that the Company had sold its credit card portfolio.

     Current Report on Form 8-K dated July 30, 1997, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended June 30, 1997.

     Current Report on Form 8-K dated August 5, 1997, with respect to the establishment of a program providing for the issuance from time to time of up to $1.0 billion aggregate principal amount of the Company's Medium-Term Notes, Series E.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE CORPORATION
                                              (Registrant)



Date:  August 13, 1997            By /s/ John S. Poelker
                                         John S. Poelker
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             18

(27)  Financial Data Schedule.                                       19