Form 10-K
period 1997-12-31
AMERICAN GENERAL FINANCE CORP
filed 1998-03-19
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

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

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

At March 19, 1998, no common stock of the registrant was held by a non-affiliate.

At March 19, 1998, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                             TABLE OF CONTENTS




          Item                                                      Page

Part I     1.  Business . . . . . . . . . . . . . . . . . . . . . . .  3

           2.  Properties . . . . . . . . . . . . . . . . . . . . . . 17

           3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 17

           4.  Submission of Matters to a Vote of Security Holders. .  *

Part II    5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . 18

           6.  Selected Financial Data  . . . . . . . . . . . . . . . 18

           7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . 19

          7A.  Quantitative and Qualitative Disclosures About
                 Market Risk  . . . . . . . . . . . . . . . . . . . . 30

           8.  Financial Statements and Supplementary Data  . . . . . 31

           9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . **

Part II   10.  Directors and Executive Officers of the Registrant . .  *

          11.  Executive Compensation . . . . . . . . . . . . . . . .  *

          12.  Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . . . .  *

          13.  Certain Relationships and Related Transactions . . . .  *

Part IV   14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K  . . . . . . . . . . . . . . . . . . . . 61



      * Items 4, 10, 11, 12, and 13 are not included, as per conditions met by Registrant set forth in General Instructions I(1)(a) and
          (b) of Form 10-K.

     ** Item 9 is not included, as no information was required by Item 304 of Regulation S-K.

                                   PART I

Item 1.  Business.

                                  GENERAL

American General Finance Corporation will be referred to in this document as "AGFC" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company". AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. All of the common stock of AGFC is owned by American General Finance, Inc. (AGFI), which was incorporated in Indiana in 1974. Since 1982, AGFI has been a direct or indirect wholly-owned subsidiary of American General Corporation (American General), the parent company of one of the nation's largest diversified financial services organizations. Headquartered in Houston, Texas, American General's operating subsidiaries are leading providers of retirement services, life insurance, and consumer loans. American General, a Texas corporation, is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

AGFC is a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance business. The Company conducts the credit insurance business as part of the consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both subsidiaries of AGFC.

At December  31, 1997, the Company  had 1,322 offices in  40 states, Puerto
Rico, and the U.S. Virgin Islands  and approximately 8,300 employees.   The
Company's executive offices are located in Evansville, Indiana.


Selected Financial Information

The Company reclassified credit card and certain private label finance receivables to assets held for sale on December 31, 1996. Because the reclassification was effective on the last day of the year, it had no effect on average net receivables; yield; finance receivable loss experience; and finance receivables originated, renewed, and purchased for 1996. See Consumer Finance Operations for further information on this reclassification.

The following table shows selected financial information of the Company:

                                          Years Ended December 31,
                                      1997          1996          1995
                                           (dollars in thousands)

Average finance receivables net
  of unearned finance charges
  (average net receivables)        $7,340,902    $7,930,169    $8,269,663

Average borrowings                 $6,949,021    $6,989,745    $7,209,923

Item 1.  Continued


                                               At or for the
                                          Years Ended December 31,
                                      1997          1996          1995

Yield - finance charges as a
  percentage of average net
  receivables                        16.80%        17.84%        18.01%

Borrowing cost - interest
  expense as a percentage
  of average borrowings               6.82%         6.90%         7.03%

Interest spread - yield
  less borrowing cost                 9.98%        10.94%        10.98%

Insurance revenues as a
  percentage of average
  net receivables                     2.57%         2.60%         2.69%

Operating expenses as a
  percentage of average
  net receivables                     6.36%         6.27%         5.64%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                         4.64%         5.18%         5.88%

Charge-off ratio - charge-offs net
  of recoveries as a percentage of
  the average of net finance
  receivables at the beginning of
  each month during the period        3.62%         5.51%         3.77%

Delinquency ratio - finance
  receivables 60 days or more
  past due as a percentage
  of related receivables              3.61%         3.84%         4.15%

Return on average assets              1.51%          .55%          .98%

Return on average equity             10.16%         3.55%         6.49%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 herein
  for calculations)                   1.44          1.16          1.24

Debt to tangible equity ratio -
  debt to equity less goodwill
  and net unrealized gains or
  losses on fixed-maturity
  investment securities               6.54          7.08          6.43

Debt to equity ratio                  5.16          5.57          5.02

Item 1.  Continued


                        CONSUMER FINANCE OPERATIONS

Through its finance subsidiaries, the Company makes loans directly to individuals, purchases retail sales contract obligations of individuals, and offers private label services.

In its lending operations, the Company generally takes a security interest in real property and/or personal property of the borrower. Of the loans outstanding at December 31, 1997, 92% were secured by such property. At December 31, 1997, mortgage loans accounted for 62% of the amount of loans outstanding and 12% of the number of loans outstanding, compared to 60% and 14%, respectively, at December 31, 1996. Loans secured by real property generally have maximum original terms of 180 months. Such loans with maximum original terms exceeding 180 months generally contain call provisions at various times throughout the contract. Loans secured by personal property or that are unsecured generally have maximum original terms of 60 months.

In its retail operations, the Company purchases retail sales contracts arising from the retail sale of consumer goods and services and purchases private label receivables originated by American General Financial Center (AGFC-Utah), a subsidiary of AGFI, pursuant to a participation agreement. Retail sales contracts are primarily closed-end accounts which consist of a single purchase. Private label are open-end revolving accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have a maximum original term of 60 months. Private label are secured by a purchase money security interest in the goods purchased and generally require minimum monthly payments based on current balances.

In fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and $70.0 million of allowance for finance receivable losses to assets held for sale on December 31, 1996. In June 1997, the Company sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. See
Note 10. of the Notes to Consolidated Financial Statements in Item 8. for further information on the reclassification and subsequent sale of non-strategic assets.

Prior to such sale, the Company purchased MasterCard and VISA credit card receivables originated by AGFC-Utah pursuant to a participation agreement. Credit cards were unsecured and required minimum monthly payments based on current balances.

Item 1.  Continued


Finance Receivables

All finance receivable data in this report (except as otherwise indicated) is calculated on a net basis -- that is, after deduction of unearned finance charges but before deduction of an allowance for finance receivable losses.

Effective January 1, 1997, certain real estate loans having advances of less than $10,000 and high loan-to-value ratios were reclassified from real estate to non-real estate loans. From a servicing and collection standpoint, these loans are administered more like non-real estate loans than real estate loans. This reclassification affected $251.8 million of loans at January 1, 1997.

The following table shows the amount, number, and average size of finance receivables originated, renewed, and purchased during the period by type of finance receivable:
                                         Years Ended December 31,
                                      1997         1996         1995
Amount (in thousands):

  Real estate loans                $1,542,498   $1,314,022   $1,260,673
  Non-real estate loans             2,392,730    2,179,930    2,950,065
  Retail sales contracts            1,163,867    1,009,482    1,492,393
  Private label                       255,485      336,550      624,212
  Credit cards                           -         502,379      567,090

  Total originated and renewed      5,354,580    5,342,363    6,894,433
  Net purchased (transferred) (a)     600,174      945,193     (171,767)

Total originated, renewed,
  and purchased                    $5,954,754   $6,287,556   $6,722,666


Number:

  Real estate loans                    58,136       65,647       72,562
  Non-real estate loans               888,382      945,124    1,443,915
  Retail sales contracts              811,958      772,365    1,240,157
  Private label                       137,361      201,888      433,165

Total                               1,895,837    1,985,024    3,189,799


Average size (to nearest dollar):

  Real estate loans                   $26,533      $20,016      $17,374
  Non-real estate loans                 2,693        2,307        2,043
  Retail sales contracts                1,433        1,307        1,203
  Private label                         1,860        1,667        1,441


  (a)  See Note 4.  of the  Notes to Consolidated  Financial  Statements in
       Item 8. for information on purchases and transfers of finance receivables from affiliates.

Item 1.  Continued


The following table shows the amount, number, and average size of finance receivables at the end of the period by type of finance receivable:

                                                December 31,
                                       1997         1996         1995

Amount (in thousands):

  Real estate loans                 $4,067,500   $3,652,106   $2,817,258
  Non-real estate loans              2,502,051    2,459,660    2,694,369
  Retail sales contracts             1,006,794      954,975    1,189,272
  Private label                        250,691      376,580      942,706
  Credit cards                            -            -         557,603

Total                               $7,827,036   $7,443,321   $8,201,208


Number:

  Real estate loans                    158,034      194,689      163,803
  Non-real estate loans              1,107,869    1,214,791    1,426,394
  Retail sales contracts               841,349      862,047    1,143,310
  Private label                        200,505      276,184      504,184
  Credit cards                            -            -         449,591

Total                                2,307,757    2,547,711    3,687,282


Average size (to nearest dollar):

  Real estate loans                    $25,738      $18,759      $17,199
  Non-real estate loans                  2,258        2,025        1,889
  Retail sales contracts                 1,197        1,108        1,040
  Private label                          1,250        1,364        1,870
  Credit cards                            -            -           1,240


Average Net Receivables and Yield

Finance charges on discounted finance receivables and interest on interest-bearing finance receivables are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for private label. For credit cards, the accrual of revenue was suspended when the sixth contractual payment became past due. Extension fees and late charges are recognized as revenue when received.

Nonrefundable points and fees on loans are recognized as revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a loan liquidates before amortization is completed, any unamortized fees are recognized as revenue at the date of liquidation.

Item 1.  Continued


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

The following table shows average net receivables and yield by type of finance receivable:

                                       Years Ended December 31,
                                   1997          1996          1995
                                        (dollars in thousands)

Real estate loans:
  Average net receivables       $3,627,736    $3,044,966    $2,839,151
  Yield                             13.69%        14.80%        15.01%

Non-real estate loans:
  Average net receivables       $2,486,771    $2,487,112    $2,743,997
  Yield                             21.88%        22.31%        21.83%

Total loans:
  Average net receivables       $6,114,507    $5,532,078    $5,583,148
  Yield                             17.02%        18.18%        18.36%

Retail sales contracts:
  Average net receivables       $  924,838    $1,033,800    $1,229,931
  Yield                             15.97%        16.88%        17.14%

Private label:
  Average net receivables       $  301,557    $  835,191    $  949,979
  Yield                             14.92%        15.15%        15.35%

Total retail sales finance:
  Average net receivables       $1,226,395    $1,868,991    $2,179,910
  Yield                             15.71%        16.11%        16.36%

Credit cards:
  Average net receivables       $     -       $  529,100    $  506,605
  Yield                               -  %        20.41%        21.28%

Total:
  Average net receivables       $7,340,902    $7,930,169    $8,269,663
  Yield                             16.80%        17.84%        18.01%

Item 1.  Continued


Finance Receivable Credit Quality Information

The Company's policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when six installments are past due, and private label accounts are charged off when 180 days past due. Credit card accounts were charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan amount in excess of that value is charged off. The charge-off period is occasionally extended for individual accounts when, in the opinion of management, such treatment is warranted.

The following table shows finance receivable loss experience by type of finance receivable:

                                       Years Ended December 31,
                                   1997          1996          1995
                                        (dollars in thousands)
Real estate loans:
  Net charge-offs                 $ 31,849     $ 36,352     $ 23,240
  Charge-off ratio                    .88%        1.21%        0.82%

Non-real estate loans:
  Net charge-offs                 $178,644     $223,580     $165,087
  Charge-off ratio                   7.17%        8.96%        6.11%

Total loans:
  Net charge-offs                 $210,493     $259,932     $188,327
  Charge-off ratio                   3.45%        4.72%        3.38%

Retail sales contracts:
  Net charge-offs                 $ 36,897     $ 52,939     $ 35,392
  Charge-off ratio                   4.00%        5.07%        2.89%

Private label:
  Net charge-offs                 $ 17,563     $ 72,512     $ 51,115
  Charge-off ratio                   5.76%        8.59%        5.39%

Total retail sales finance:
  Net charge-offs                 $ 54,460     $125,451     $ 86,507
  Charge-off ratio                   4.44%        6.65%        3.98%

Credit cards:
  Net charge-offs                 $   -        $ 51,386     $ 36,206
  Charge-off ratio                    -  %        9.68%        7.19%

Total:
  Net charge-offs                 $264,953     $436,769     $311,040
  Charge-off ratio                   3.62%        5.51%        3.77%

Item 1.  Continued


The following table shows delinquency (finance receivables 60 days or more past due including unearned finance charges and excluding deferred origination costs, a fair value adjustment on finance receivables, and accrued interest) based on contract terms in effect at the respective dates by type of finance receivable:

                                             December 31,
                                   1997         1996         1995
                                       (dollars in thousands)

Real estate loans                $107,066     $ 83,239     $ 59,517
  % of related receivables          2.59%        2.23%        2.01%

Non-real estate loans            $160,700     $179,719     $197,662
  % of related receivables          5.71%        6.43%        6.37%

Total loans                      $267,766     $262,958     $257,179
  % of related receivables          3.85%        4.03%        4.24%

Retail sales contracts           $ 27,906     $ 33,675     $ 43,171
  % of related receivables          2.30%        2.90%        3.01%

Private label                    $  8,024     $ 12,567     $ 48,430
  % of related receivables          3.17%        3.32%        4.77%

Total retail sales finance       $ 35,930     $ 46,242     $ 91,601
  % of related receivables          2.45%        3.01%        3.76%

Credit cards                     $   -        $   -        $ 28,520
  % of related receivables           -  %         -  %        4.85%

Total                            $303,696     $309,200     $377,300
  % of related receivables          3.61%        3.84%        4.15%


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

Item 1.  Continued


The following table shows changes in the allowance for finance receivable losses:

                                               At or for the
                                          Years Ended December 31,
                                      1997          1996          1995
                                           (dollars in thousands)

Balance at beginning of year        $385,272      $482,243      $225,922
Provision for finance receivable
  losses                             242,453       409,646       573,698
Allowance reclassified to assets
  held for sale                         -          (70,000)         -
Allowance related to net acquired
  (transferred) receivables              354           152        (6,337)
Charge-offs, net of recoveries      (264,953)     (436,769)     (311,040)

Balance at end of year              $363,126      $385,272      $482,243

Allowance ratio                        4.64%         5.18%         5.88%


See Management's Discussion and Analysis in Item 7. for further information on finance receivable loss and delinquency experience and the related allowance for finance receivable losses.


Geographic Distribution

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                                    December 31,
                   1997                 1996                 1995
             Amount   Percent     Amount   Percent     Amount   Percent
                               (dollars in thousands)

California  $  842,690  10.77%   $  697,734   9.37%   $  886,974  10.82%
N. Carolina    696,261   8.90       672,021   9.03       737,630   8.99
Florida        518,837   6.63       534,936   7.19       626,519   7.64
Ohio           465,489   5.95       454,290   6.10       439,522   5.36
Indiana        438,369   5.60       397,698   5.34       454,892   5.55
Illinois       434,029   5.55       452,508   6.08       489,840   5.97
Virginia       356,928   4.56       350,349   4.71       392,146   4.78
Georgia        310,485   3.97       312,377   4.20       372,963   4.55
Other        3,763,948  48.07     3,571,408  47.98     3,800,722  46.34

            $7,827,036 100.00%   $7,443,321 100.00%   $8,201,208 100.00%

Item 1.  Continued


Sources of Funds

The Company funds its consumer finance operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks.


Average Borrowings and Borrowing Cost

The following table shows average borrowings and interest expense as a percentage of average borrowings by type of debt:

                                     Years Ended December 31,
                                1997           1996           1995
                                      (dollars in thousands)

Long-term debt:
  Average borrowings         $4,022,819     $4,680,197     $4,840,860
  Borrowing cost                  7.34%          7.28%          7.27%

Short-term debt:
  Average borrowings         $2,926,202     $2,309,548     $2,369,063
  Borrowing cost                  6.12%          6.13%          6.54%

Total:
  Average borrowings         $6,949,021     $6,989,745     $7,209,923
  Borrowing cost                  6.82%          6.90%          7.03%

The Company's use of interest rate swap agreements, which are included in short-term borrowing cost above, is described in Note 13. of the Notes to Consolidated Financial Statements in Item 8.


Contractual Maturities

Contractual maturities of net finance receivables and debt at December 31, 1997 were as follows:

                                 Net Finance
                                 Receivables           Debt
                                    (dollars in thousands)
Due in:
  1998                           $2,324,819         $3,967,848
  1999                            1,436,886            562,089
  2000                              906,835          1,273,033
  2001                              504,978             39,907
  2002                              315,324            546,503
  2003 and thereafter             2,338,194            709,777

  Total                          $7,827,036         $7,099,157


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

Both Merit and Yosemite market their products through the consumer finance network of the Company. The credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the obligation and provide for payment in full to the lender of the insured's obligation in the event of death. The credit accident and health insurance policies provide for the payment to the lender of the installments on the insured's obligation coming due during a period of disability due to illness or injury. The credit-related property and casualty insurance is written to protect property pledged as security for the obligation and to provide for the payment to the lender of the installments on the insured's obligation coming due during a period of unemployment. The purchase by the borrower of credit life, credit accident and health, and credit property and casualty insurance is voluntary with the exception of creditor placed property damage coverage for automobiles, large equipment, dwellings, and real estate pledged as collateral. In these instances, property damage coverage is provided under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. The non-credit insurance policies are primarily ordinary life level term coverage. The purchase of this coverage is voluntary. Premiums for insurance products are most often financed as part of the insured's obligation to the lender but may be paid in cash by the borrower.

Merit and Yosemite have from time to time entered into reinsurance agreements with other insurance companies, including certain other American General subsidiaries, for assumptions of various annuities and non-credit, group, credit life, credit accident and health, and credit property and casualty insurance on a coinsurance basis. The reserves attributable to this business fluctuate over time and in certain instances are subject to recapture by the ceding company. At December 31, 1997, reserves on the books of Merit and Yosemite attributable to these reinsurance agreements totaled $109.2 million.

Item 1.  Continued


The following tables show information concerning the insurance operations:


Life Insurance in Force                          December 31,
                                        1997        1996        1995
                                           (dollars in thousands)

Credit life                          $2,387,084  $2,629,019  $3,053,300
Non-credit life                       3,910,534   3,936,856   3,564,214

Total                                $6,297,618  $6,565,875  $6,617,514



Premiums Earned                           Years Ended December 31,
                                       1997         1996         1995
                                           (dollars in thousands)
Credit insurance premiums earned
  in connection with consumer
  finance operations:
    Credit life                      $ 33,269     $ 39,005     $ 44,682
    Credit accident and health         45,687       52,379       59,442
    Property                           54,292       57,895       51,438
Other insurance premiums earned:
    Non-credit life                    46,190       47,325       50,116
    Premiums assumed under
      coinsurance agreements            5,177        4,750       11,006

Total                                $184,615     $201,354     $216,684



Premiums Written                          Years Ended December 31,
                                       1997         1996         1995
                                           (dollars in thousands)
Credit insurance premiums
  written in connection with
  consumer finance operations:
    Credit life                      $ 28,057     $ 28,864     $ 44,086
    Credit accident and health         39,401       39,217       56,175
    Property                           47,029       52,230       65,059
Other insurance premiums written:
    Non-credit life                    46,190       47,325       50,116
    Premiums assumed under
      coinsurance agreements            5,177        4,750       11,006

Total                                $165,854     $172,386     $226,442

Item 1.  Continued


Investments and Investment Results

The  following  table  shows  the  investment  results   of  the  insurance
operations:

                                         Years Ended December 31,
                                     1997          1996          1995
                                          (dollars in thousands)

Net investment revenue (a)         $ 67,837      $ 64,860      $ 62,880

Average invested assets (b)        $924,411      $885,741      $817,254

Adjusted portfolio yield (c)          8.07%         8.07%         8.41%

Net realized gains (losses)
  on investments (d)               $  1,071      $   (909)     $    876


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

Item 1.  Continued


The Company also is subject to various federal regulations, including the Federal Consumer Credit Protection Act (governing disclosure of applicable charges and other finance receivable terms), the Equal Credit Opportunity Act (prohibiting discrimination against credit-worthy applicants), the Fair Credit Reporting Act (governing the accuracy and use of credit bureau reports), and certain Federal Trade Commission rules.


Insurance

State authorities regulate and supervise the Company's insurance subsidiaries. The extent of such regulation varies but relates primarily to conduct of business, types of products offered, standards of solvency, payment of dividends, licensing, deposits of securities for the benefit of policyholders, the approval of policy forms and premium rates, periodic examination of the affairs of insurers, form and content of required financial reports and establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. Substantially all of the states in which the Company operates regulate the rates of premiums charged for credit life and credit accident and health insurance. State insurance laws and regulations also prescribe the nature, quality and percentage of various types of investments which the Company's insurance subsidiaries may make.


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

The Company's exposure to environmental regulation arises from its ownership of such properties and properties obtained through foreclosure. The Company monitors properties for compliance with federal and local environmental guidelines. The Company estimates that potential costs related to any environmental clean-up are immaterial.



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

                                  PART II


Item 5.  Market  for  Registrant's  Common Equity and  Related  Stockholder
         Matters.


No trading market exists for AGFC's common stock because AGFI owns all AGFC's common stock. AGFC declared the following cash dividends on its common stock:

Quarter Ended                         1997         1996
                                    (dollars in thousands)

March 31                            $    -       $ 29,007
June 30                              115,317       35,358
September 30                          21,820       50,189
December 31                              -         33,020

                                    $137,137     $147,574


See Management's Discussion and Analysis in Item 7., as well as Note 17. of Notes to Consolidated Financial Statements in Item 8., with respect to limitations on the ability of AGFC and its subsidiaries to pay dividends.



Item 6.  Selected Financial Data.


The following selected financial data are taken from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes in Item 8., Management's Discussion and Analysis in Item 7., and other financial information in Item 1.

                          At or for the Years Ended December 31,
                     1997       1996       1995       1994      1993(a)
                                  (dollars in thousands)

Total revenues    $1,511,943 $1,708,673 $1,789,184 $1,388,075 $1,212,917

Net income (b)       137,071     50,959     92,293    243,300    189,628

Total assets       9,240,605  9,502,589  9,485,477  8,918,698  7,504,798

Long-term debt     3,941,486  4,416,637  4,935,894  4,265,226  3,965,772


(a) The Company adopted three new accounting standards through cumulative adjustments as of January 1, 1993, resulting in a one-time reduction of net income of $12.6 million.

(b) Per share information is not included because all of AGFC's common stock is owned by AGFI.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes in Item 8. and other financial information in
Item 1.


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


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $514.3 million in 1997 compared to $589.9 million in 1996 and $638.1 million in 1995. Operating cash flow combined with the proceeds from the sale of non-strategic assets, the net collections on assets held for sale, and capital contributions from AGFI generated cash flow of $1.3 billion for 1997. This cash flow was used principally to finance the net originations and purchases of finance receivables and the net purchases and transfers of assets from affiliates of $685.9 million, to fund the net repayments of debt of $336.0 million, to pay dividends to AGFI of $137.1 million, and to repurchase $100.0 million of securitized finance receivables.

Operating cash flow combined with the net proceeds of increased debt, the change in notes receivable from parent, the proceeds of securitized finance receivables sold in 1995, and a 1995 capital contribution from AGFI, generated cash flow of $766.7 million in 1996 compared to $1.2 billion in 1995. These cash flows were used principally to fund the net originations and purchases of finance receivables and the net purchases and transfers of assets from affiliates of $533.7 million in 1996 and $890.9 million in 1995 and to pay dividends to AGFI of $147.6 million in 1996 and $108.5 million in 1995.

Dividends are typically paid to manage the Company's leverage to a target of 6.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at December 31, 1997 was 6.54 to 1. Certain of AGFC's financing agreements effectively limit the amount of dividends AGFC may pay; however, management does not expect those limits to affect AGFC's ability to maintain the Company's targeted leverage. See Note 17. of the Notes to Consolidated Financial Statements in Item 8. for information on dividend restrictions.

Item 7.  Continued


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The targeted mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At December 31, 1997, the Company's capital totaled $8.5 billion, consisting of $7.1 billion of debt and $1.4 billion of equity, compared to $8.8 billion at December 31, 1996, consisting of $7.4 billion of debt and $1.4 billion of equity.

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


Credit Ratings

AGFC's strong debt and commercial paper ratings enhance its access to capital markets. On February 23, 1998, AGFC's ratings were as follows:

                          Long-term Debt      Commercial Paper

Duff & Phelps             A+  (Strong)        D-1+  (Highest)
Fitch                          -              F-1+  (Highest)
Moody's                   A2  (Strong)        P-1   (Highest)
Standard & Poor's         A+  (Strong)        A-1   (Strong)


Credit Facilities

The Company maintains credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 1997, credit facilities, including facilities shared with American General and AGFI, totaled $4.3 billion, with remaining availability to the Company of $4.3 billion. See Note 12. of the Notes to Consolidated Financial Statements in Item 8. for additional information on credit facilities.


Securitization

In April 1997, the Company repurchased all $100.0 million of the private label and credit card receivables that had previously been sold through securitization. No gain or loss resulted from the repurchase transaction. Of the $100.0 million repurchased, approximately $70.0 million was classified as assets held for sale in April 1997. The repurchase facilitated the sale of the credit card portfolio included in assets held for sale and sold in June 1997.

Item 7.  Continued


                       ANALYSIS OF OPERATING RESULTS

Net Income

Net income increased $86.1 million, or 169%, for 1997 and decreased $41.3 million, or 45%, for 1996 when compared to the respective previous year.

Net income has fluctuated over the past two years due to the decline in the Company's finance receivable credit quality beginning in 1995 and management's related actions to address credit quality. The Company's strategy in prior years of emphasizing higher-yielding finance receivables, which are characterized by higher credit risk, combined with the decline in consumer credit quality throughout the industry, resulted in the Company's delinquencies and net charge-offs increasing to higher than anticipated levels beginning in the third quarter of 1995. Due to these increases in delinquencies and net charge-offs, management initiated a comprehensive review of the Company in the fourth quarter of 1995. This review consisted of extensive internal analysis, together with finance receivable loss development projections supplied by outside credit consultants. The results of the analysis indicated a need for an increase in the allowance for finance receivable losses. Accordingly, the Company recorded a $216.0 million increase in the allowance for finance receivable losses in fourth quarter 1995.

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

To increase its focus on core operations, the Company decided in the fourth quarter of 1996 to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and $70 million of allowance for finance receivable losses to assets held for sale on December 31, 1996. The Company hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end 1996, the Company determined that an aftertax charge to operations of $88.1 million was necessary to reduce the carrying amount of the assets held for sale to net realizable value. This charge was recorded in fourth quarter 1996. In June 1997, the Company sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. In connection with these sales, the Company took an aftertax charge of $27.0 million in second quarter 1997. This additional loss primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement. See Note 10. of the Notes to Consolidated Financial Statements in Item 8. for further information on the reclassification and subsequent sale of non-strategic assets.

Item 7.  Continued


Net finance receivables totaled $7.8 billion at December 31, 1997, an increase of $383.7 million from December 31, 1996 primarily due to real estate loan growth during 1997, partially offset by the liquidation of underperforming receivables. At December 31, 1997, real estate loans accounted for 52% of total net finance receivables compared to 49% at December 31, 1996.

Results of the action program to improve credit quality became evident in 1997. Although yield decreased 104 basis points in 1997 when compared to 1996, this was offset by a 189 basis point improvement in the charge-off ratio. The delinquency ratio also improved to 3.61% at December 31, 1997 from 3.84% a year earlier.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charge revenues decreased $181.2 million, or 13%, for 1997 and $74.9 million, or 5%, for 1996 when compared to the respective previous year due to decreases in both average net receivables and yield. The exclusion of finance charges related to the assets held for sale for 1997 totaled $75.0 million.

Average net receivables decreased $589.3 million, or 7%, during 1997 when compared to 1996 primarily due to the action program for improving credit quality, which included the reclassification and sales of certain finance receivables and the liquidation of underperforming receivables, partially offset by growth during 1997, primarily in real estate loans. Average net receivables decreased $339.5 million, or 4%, during 1996 when compared to 1995 primarily due to the AGFC dividend of two subsidiaries operating in Alabama to AGFI on December 31, 1995 and the action program to improve credit quality. Finance receivables originated and renewed decreased during 1996 when compared to 1995. This was partially offset by an increase in finance receivables purchased, primarily real estate loans.

Yield decreased 104 basis points during 1997 and 17 basis points during 1996 when compared to the respective previous year primarily due to the action program to improve credit quality, including increasing the proportion of finance receivables that are real estate loans, which generally have lower yields.


Insurance Revenues

Insurance revenues decreased $17.6 million, or 9%, for 1997 and $16.1 million, or 7%, for 1996 when compared to the respective previous year.

The decreases in insurance revenues for 1997 and 1996 when compared to the respective previous year were primarily due to decreases in earned premiums. Earned premiums decreased primarily due to a decrease in related loan volume during 1996 resulting from the action program to improve credit quality.

Item 7.  Continued


Other Revenues

Other revenues increased $2.1 million, or 2%, for 1997 and $10.5 million, or 14%, for 1996 when compared to the respective previous year.

The increase in other revenues for 1997 when compared to 1996 was primarily due to an increase in investment revenue, partially offset by a decrease in interest revenue on notes receivable from parent. Investment revenue increased for 1997 when compared to 1996 primarily due to growth in average invested assets for the insurance operations of $38.7 million and realized gains on investments of $1.1 million for 1997 compared to $.9 million of realized losses on investments for 1996. Adjusted portfolio yield remained at near the same level for 1997 when compared to 1996.

The increase in other revenues for 1996 when compared to 1995 was primarily due to an increase in interest revenue on notes receivable from parent resulting from the AGFC dividend of the common stock of two subsidiaries operating in Alabama to AGFI on December 31, 1995. AGFI supports the transferred assets with funding provided by AGFC through an intercompany note. The increase in other revenues for 1996 also reflected a slight increase in investment revenue on the invested assets for the insurance operations primarily due to growth in average invested assets of $68.5 million, partially offset by realized losses on investments of $.9 million for 1996 compared to $.9 million of realized gains on investments for 1995 and a decrease in adjusted portfolio yield of 34 basis points. The increase in other revenues for 1996 was partially offset by the gain recorded in 1995 for the securitized finance receivables sold.


Interest Expense

Interest expense decreased $31.4 million, or 7%, for 1997 and $24.3 million, or 5%, for 1996 when compared to the respective previous year.

The decrease in interest expense for 1997 when compared to 1996 was due to the exclusion of interest expense related to the assets held for sale totaling $23.2 million, the decline in borrowing cost, and a decrease in average borrowings. Borrowing cost decreased 8 basis points for 1997 when compared to 1996 primarily due to an increased proportion of short-term debt at lower rates. Average borrowings decreased $40.7 million, or 1%, for 1997 when compared to 1996 primarily due to the sales of certain finance receivables during second quarter 1997, substantially offset by growth in real estate loans during 1997.

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

Item 7.  Continued


Operating Expenses

Operating expenses decreased $30.4 million, or 6%, for 1997 and increased $30.8 million, or 7%, for 1996 when compared to the respective previous year.

The decrease in operating expenses for 1997 when compared to 1996 was primarily due to the exclusion of expenses to service the assets held for sale totaling $18.2 million, certain non-recurring operating expenses associated with discontinued initiatives that negatively impacted the financial results for 1996 by $8.9 million, and the action program to improve credit quality and reduce expenses.

The increase in operating expenses for 1996 when compared to 1995 was primarily due to the decrease in deferral of finance receivable origination costs, growth in the business that occurred in the first three quarters of 1995 and in 1994, certain non-recurring operating expenses associated with discontinued initiatives, and increased collection efforts on the higher level of delinquent finance receivables during 1996. The increase in operating expenses for 1996 was partially offset by the dividend of the subsidiaries operating in Alabama and the action program to improve credit quality and reduce expenses.

The action program implemented in fourth quarter 1995 contributed to a workforce reduction of approximately 800 positions during 1997 and 700 positions during 1996 and a net decrease of 32 branch offices during 1997 and 19 branch offices during 1996.


Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $167.2 million, or 41%, for 1997 and $164.1 million, or 29%, for 1996 when compared to the respective previous year.

The decrease in provision for finance receivable losses for 1997 when compared to 1996 was primarily due to a decrease in net charge-offs totaling $171.8 million. The decrease in net charge-offs was primarily due to reductions in charge-off levels for the core branch network and also reflected the exclusion of net charge-offs related to the assets held for sale totaling $58.6 million.

The decrease in provision for finance receivable losses for 1996 when compared to 1995 was due to the large provision for finance receivable losses required in fourth quarter 1995 to increase the allowance for finance receivable losses by $216.0 million as previously discussed.

Net charge-offs from finance receivables for 1997 decreased to $265.0 million from $436.8 million for 1996 and $311.0 million for 1995. The charge-off ratio for 1997 decreased to 3.62% compared to 5.51% for 1996 and 3.77% for 1995. Excluding the portfolios held for sale, the charge-off ratio was 4.72% for 1996.

At  December 31, 1997, delinquencies were $303.7 million compared to $309.2
million at  the end of  1996 and $377.3  million at the  end of 1995.   The

Item 7.  Continued


delinquency ratio at December 31, 1997 decreased to 3.61% compared to 3.84% at the end of 1996 and 4.15% at the end of 1995. The decrease in the delinquency ratio for 1996 when compared to 1995 was primarily due to the reclassification of certain finance receivables to assets held for sale.

The allowance for finance receivable losses decreased to $363.1 million at December 31, 1997 from $385.3 million at December 31, 1996. The allowance ratio at December 31, 1997 was 4.64% compared to 5.18% at December 31, 1996. The decrease in the allowance ratio for 1997 reflects the results of the action program to improve credit quality, including the increased proportion of real estate loans. The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio and reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio.


Loss on Non-strategic Assets

In conjunction with the action program to improve credit quality, the Company decided in fourth quarter 1996 to offer for sale credit card and certain private label finance receivables. Effective December 31, 1996, the Company reclassified these finance receivables and an associated allowance for finance receivable losses to assets held for sale and recognized a loss. In June 1997, the Company sold all of the assets held for sale and other private label finance receivables and recorded an additional loss. See Analysis of Operating Results - Net Income and Note
10. of the Notes to Consolidated Financial Statements in Item 8. for further information on the reclassification and subsequent sale of non-strategic assets.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $9.4 million, or 9%, for 1997 and $14.0 million, or 12%, for 1996 when compared to the respective previous year due to decreases in provision for future benefits and in claims paid.

Provision for future benefits decreased $3.7 million for 1997 and $9.2 million for 1996 due to reduced sales of non-credit insurance products. Claims decreased $5.7 million for 1997 and $4.8 million for 1996 primarily due to favorable loss experience on credit insurance and decreased business.


Provision for Income Taxes

Provision for income taxes increased $50.4 million, or 176%, for 1997 and decreased $4.7 million, or 14%, for 1996 when compared to the respective previous year.

The increase in the provision for income taxes for 1997 when compared to 1996 was primarily due to higher taxable income.

Item 7.  Continued


The decrease in the provision for income taxes for 1996 when compared to 1995 was primarily due to lower taxable income, partially offset by a non-recurring state income tax adjustment recorded in 1995. During 1995, the Company recognized net operating loss (NOL) carryforwards with respect to one state resulting from the state's audit of a return and the state's acceptance of an amended return. The Company recognized a net reduction of $16.6 million in 1995 state income tax expense primarily related to these carryforwards. At December 31, 1997 and 1996, the state NOL carryforwards remaining were $627.9 million and $634.7 million, respectively, which expire in the years 2005 and 2006.


                      ANALYSIS OF FINANCIAL CONDITION

At December 31,  1997, the  Company's assets were  distributed as  follows:
80.77% in net finance receivables, less allowance for finance receivable losses; 10.05% in investment securities; 3.44% in other assets; 2.75% in acquisition-related goodwill; 2.00% in notes receivable from parent; and
 .99% in cash and cash equivalents.


Asset Quality

The Company believes that its geographic diversification reduces the risk associated with a recession in any one region. In addition, 94% of the finance receivables at December 31, 1997 were secured by real property or personal property.

The Company's allowance ratio decrease for 1997 reflects the results of the action program to improve credit quality, including the increased proportion of real estate loans. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio. While finance receivables have some exposure to further economic uncertainty, management believes that in the present environment, the allowance for finance receivable losses is adequate to absorb anticipated losses in the existing portfolio.

Investment securities principally represent the investment portfolio of the Company's insurance operations. The investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.

The largest intangible asset is acquisition-related goodwill which is charged to expense in equal amounts over 20 to 40 years. See Note 2. of the Notes to Consolidated Financial Statements in Item 8. for further information on goodwill.


Operating Requirements

The Company's principal operating requirements for cash include funding finance receivables, payment of interest, payment of operating expenses and income taxes, and contractual obligations to policyholders. The principal sources of cash include collections of finance receivables and finance charges, proceeds from the issuances of fixed-rate and floating-rate debt,

Item 7.  Continued


and  borrowings under  credit  facilities.   The  overall sources  of  cash
available to the Company are expected to be more than sufficient to satisfy operating requirements in 1998.


Capital Requirements

The Company expects to finance long-term debt repayments and maturities plus normal refinancing of short-term debt and any funds required to support growth in finance receivables through the issuance of long-term and short-term debt and surplus operating cash.


Asset/Liability Management

The Company manages anticipated cash flows of its assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. The Company's mix of fixed-rate and floating-rate debt is determined by management based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of floating-rate funding, thereby limiting its exposure to adverse interest rate movements. In addition, AGFC uses treasury rate lock agreements to hedge against the risk of rising interest rates on anticipated long-term debt issuances.


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

Interest Rates. Interest rates in the United States generally remained at nearly the same levels in 1997 when compared to 1996 and decreased in 1996 from 1995. The Company's finance receivables, investment securities, long-term debt, and short-term debt react over varying periods of time to movements in interest rates. See Analysis of Operating Results for further information on the changes in yield, adjusted portfolio yield, and borrowing cost.

The Company believes that it is difficult to assess or predict the overall effects of any given change in interest rates due to the following uncertainties: 1) whether such a movement results in a convergence, divergence, or tandem movement in the long-term/short-term yield curves,

Item 7.  Continued


2) market opportunities for both investment and funding alternatives that may or may not exist at the time such a movement occurs, and 3) the level of interest rates relative to the finance receivable portfolio yield, the return on invested assets, and the borrowing cost when such a movement in interest rates occurs.

Inflation. Inflation and inflationary expectations are factors that to some extent affect the Company's revenue and expenses and are factors implicit in interest rates. During each of the last three years, the Company operated in a low inflation environment.

Revenue generated from interest rates charged on most of the Company's finance receivable types is relatively insensitive to movements in interest rate levels caused by inflation. However, real estate loans are particularly subject to refinancing when market interest rates trend lower. Net investment revenue and realized gains or losses on the Company's investment securities, and borrowing cost on the Company's long-term and short-term debt, are relatively sensitive over varying periods of time to movements in general interest rate levels caused by inflation. The Company's operating expenses are no more or less sensitive to the effects of inflation than would be experienced by businesses in general.

Economic Cycle. The Company believes that its relatively conservative lending policies, its conservative insurance underwriting and investment policies, and its geographic diversification mitigate the potential impact of defaults on finance receivables and investments in any downturn of the U.S. economic cycle.

During 1997, the rate of increase in U.S. consumer debt moderated from the rates of increase during 1996 and 1995. Lenders are beginning to exercise restraint in extending credit as a result of the increased frequency of personal bankruptcy filings, and consumers are apparently lessening their credit demands. The recently lower interest rate environment may accelerate refinancings on real estate loans in the Company's portfolio during 1998. The Company believes that there will be moderate economic growth for the country in general during 1998. Although this economic outlook suggests that growth in net receivables from internal initiatives will also be moderate during 1998, management anticipates that improvements in loan production and portfolio acquisitions will favorably impact net receivable growth in 1998.


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

Item 7.  Continued


Competitive Factors

Consumer finance companies compete with other types of financial institutions which offer similar products and services. Competition in financial services markets also continues to intensify due to an increase in the number and sophistication of financial products, technological improvements, and more rapid communication.

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


Year 2000 Contingency

The Company is in the process of modifying its computer systems to be Year 2000 compliant. During 1997, the Company incurred and expensed $.5 million related to this project. The Company estimates that it will incur future costs in excess of $6.6 million for additional internal staff, third-party vendors, and other expenses to render its systems Year 2000 compliant.

The Company expects to substantially complete this project during 1998. However, risks and uncertainties exist in most significant systems development projects. If conversion of the Company's systems is not completed on a timely basis, due to nonperformance by third-party vendors or other unforeseen circumstances, the Year 2000 issue could have a material adverse impact on the operations of the Company.

Item 7.  Continued


                         FORWARD-LOOKING STATEMENTS

The statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; adverse litigation results; the Company's ability to render its computer systems Year 2000 compliant; and the Company's failure to achieve anticipated levels of expense savings from cost-saving initiatives. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


The following table provides information on the Company's financial instruments at December 31, 1997, including derivative financial instruments, that are sensitive to changes in interest rates. Projected principal cash flows and weighted average interest rates for finance receivables and fixed-maturity securities are presented by contractual maturities. Projected principal cash flows and weighted average interest rates for long-term debt are presented by expected maturity date. Notional amounts and weighted average interest rates for interest rate swap agreements are presented by contractual maturity dates. Notional amounts and weighted average interest rates for treasury rate lock agreements are presented by maturity dates of the underlying securities. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Weighted average variable rates are based on rates in effect at December 31, 1997.

Item 7A.  Continued


                                     Maturity Date                       Fair
                                                          There-         Value
                        1998   1999   2000   2001   2002  after  Total 12/31/97
                                         (dollars in millions)
Assets
Net finance receivables
  Fixed rate           $2,081 $1,334 $  836 $  458 $  281 $1,969 $6,959  $7,063
  Avg. interest rate   21.38% 20.93% 18.53% 15.53% 13.04% 13.04% 17.87%

  Variable rate        $   43 $   34 $   28 $   23 $   18 $  249 $  395  $  401
  Avg. interest rate   12.46% 12.50% 12.48% 12.45% 12.41% 12.09% 12.23%

Fixed-maturity securities
  Fixed rate           $   23 $   31 $   40 $   53 $   93 $  669 $  909  $  913
  Avg. interest rate    6.70%  7.86%  7.21%  7.46%  7.40%  6.39%  6.65%

  Variable rate        $  -   $  -   $  -   $  -   $    3 $    7 $   10  $   10
  Avg. interest rate      - %    - %    - %    - %  7.70%  5.24%  5.99%

Liabilities
Long-term debt
  Fixed rate           $  810 $  563 $1,275 $   40 $  548 $  713 $3,949  $4,047
  Avg. interest rate    7.55%  7.33%  6.79%  6.21%  6.77%  7.48%  7.14%

Short-term debt        $3,158 $  -   $  -   $  -   $  -   $  -   $3,158  $3,158
  Avg. interest rate    5.87%    - %    - %    - %    - %    - %  5.87%

Derivatives
Interest rate swaps
  Pay fixed/receive variable
    Notional amount    $  265 $   50 $  225 $  -   $  200 $  200 $  940  $  (30)
    Avg. receive rate   5.62%  5.72%  5.70%    - %  5.72%  5.72%  5.69%
    Avg. pay rate       7.08%  9.39%  8.80%    - %  6.93%  6.16%  7.39%

Treasury rate locks
    Notional amount    $  -   $  -   $  -   $  -   $  198 $  192 $  390  $   (2)
    Avg. interest rate    - %    - %    - %    - %  5.86%  5.77%  5.82%



Item 8.  Financial Statements and Supplementary Data.


The Report of Independent Auditors and the related consolidated financial statements are presented on the following pages.

                       REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance Corporation


We have audited the accompanying consolidated balance sheets of American General Finance Corporation (a wholly-owned subsidiary of American General Finance, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              ERNST & YOUNG, LLP

Indianapolis, Indiana
February 23, 1998

           American General Finance Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                                        December 31,
                                                     1997          1996
                                                   (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges  (Note 5.):
    Real estate loans                             $4,067,500    $3,652,106
    Non-real estate loans                          2,502,051     2,459,660
    Retail sales contracts                         1,006,794       954,975
    Private label                                    250,691       376,580

Net finance receivables                            7,827,036     7,443,321
Allowance for finance receivable
  losses  (Note 6.)                                 (363,126)     (385,272)
Net finance receivables, less allowance
  for finance receivable losses                    7,463,910     7,058,049

Investment securities  (Note 7.)                     928,411       879,133
Cash and cash equivalents                             91,076        90,197
Notes receivable from parent  (Note 8.)              185,028       173,235
Goodwill  (Note 9.)                                  254,417       263,171
Other assets  (Note 9.)                              317,763       370,097
Assets held for sale  (Note 10.)                        -          668,707

Total assets                                      $9,240,605    $9,502,589


Liabilities and Shareholder's Equity

Long-term debt  (Note 11.)                        $3,941,486    $4,416,637
Commercial paper  (Notes 12. and 13.)              3,157,671     3,015,920
Insurance claims and policyholder
  liabilities                                        436,859       456,430
Other liabilities                                    308,601       263,154
Accrued taxes                                         21,073        15,525

Total liabilities                                  7,865,690     8,167,666

Shareholder's equity:
  Common stock  (Note 16.)                             5,080         5,080
  Additional paid-in capital                         718,914       691,914
  Net unrealized gains on investment
    securities  (Note 7.)                             34,512        21,454
  Retained earnings  (Note 17.)                      616,409       616,475

Total shareholder's equity                         1,374,915     1,334,923

Total liabilities and shareholder's equity        $9,240,605    $9,502,589

<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries
                     Consolidated Statements of Income



                                           Years Ended December 31,
                                        1997         1996         1995
                                            (dollars in thousands)
Revenues
  Finance charges                    $1,233,387   $1,414,590   $1,489,466
  Insurance                             188,574      206,170      222,282
  Other                                  89,982       87,913       77,436

Total revenues                        1,511,943    1,708,673    1,789,184

Expenses
  Interest expense                      450,914      482,343      506,618
  Operating expenses                    466,791      497,204      466,399
  Provision for finance receivable
    losses                              242,453      409,646      573,698
  Loss on non-strategic assets           42,225      137,036         -
  Insurance losses and loss
    adjustment expenses                  93,447      102,811      116,829

Total expenses                        1,295,830    1,629,040    1,663,544

Income before provision for income
  taxes                                 216,113       79,633      125,640

Provision for Income Taxes
  (Note 15.)                             79,042       28,674       33,347

Net Income                           $  137,071   $   50,959   $   92,293



<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries
              Consolidated Statements of Shareholder's Equity



                                         Years Ended December 31,
                                       1997        1996        1995
                                          (dollars in thousands)
Common Stock
  Balance at beginning of year      $    5,080  $    5,080  $    5,080
  Balance at end of year                 5,080       5,080       5,080

Additional Paid-in Capital
  Balance at beginning of year         691,914     691,914     611,914
  Capital contributions from parent     27,000        -         80,000
  Balance at end of year               718,914     691,914     691,914

Net Unrealized Gains (Losses)
  on Investment Securities
    Balance at beginning of year        21,454      38,412     (18,407)
    Change during year                  13,058     (16,958)     56,819
    Balance at end of year              34,512      21,454      38,412

Retained Earnings
  Balance at beginning of year         616,475     713,090     729,430
  Net income                           137,071      50,959      92,293
  Common stock dividends              (137,137)   (147,574)   (108,633)
  Balance at end of year               616,409     616,475     713,090

Total Shareholder's Equity          $1,374,915  $1,334,923  $1,448,496



<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                                                       Years Ended December 31,
                                                    1997         1996         1995
                                                        (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $  137,071   $   50,959   $   92,293
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses         242,453      409,646      573,698
    Depreciation and amortization                    75,971       87,129      107,288
    Deferral of finance receivable
      origination costs                             (38,218)     (49,129)     (73,711)
    Deferred federal income tax charge (benefit)     57,807      (40,681)     (69,570)
    Deferred state income tax charge (benefit)        1,760       (2,216)     (16,550)
    Change in other assets and other liabilities    (29,080)     (21,891)      31,693
    Change in insurance claims and
      policyholder liabilities                      (19,571)     (27,541)      17,088
    Loss on non-strategic assets                     42,225      137,036         -
    Gain on securitized finance receivables sold       -            -          (4,552)
    Operations related to assets held for sale       39,905         -            -
    Other, net                                        4,014       46,608      (19,627)
Net cash provided by operating activities           514,337      589,920      638,050

Cash Flows from Investing Activities
  Finance receivables originated or purchased    (4,927,348)  (5,249,595)  (5,776,614)
  Principal collections on finance receivables    4,251,026    4,778,076    4,916,984
  Net collections on assets held for sale            61,266         -            -
  Securitized finance receivables (purchased) sold (100,000)        -         100,000
  Sale of non-strategic assets                      732,504         -            -
  Investment securities purchased                  (129,158)    (188,657)    (199,587)
  Investment securities called, matured and sold    104,491      169,350      108,656
  Change in notes receivable from parent            (11,793)      13,803         -
  Net purchases and transfers of assets
    from affiliates                                  (9,536)     (62,176)     (31,259)
  Other, net                                        (38,724)     (64,253)     (45,148)
Net cash used for investing activities              (67,272)    (603,452)    (926,968)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt          726,950       77,817    1,567,933
  Repayment of long-term debt                    (1,204,750)    (600,260)    (900,760)
  Change in short-term notes payable                141,751      685,449     (299,992)
  Capital contribution from parent                   27,000         -          80,000
  Dividends paid                                   (137,137)    (147,574)    (108,509)
Net cash (used for) provided by
  financing activities                             (446,186)      15,432      338,672

Increase in cash and cash equivalents                   879        1,900       49,754
Cash and cash equivalents at beginning of year       90,197       88,297       38,543
Cash and cash equivalents at end of year         $   91,076   $   90,197   $   88,297

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                              $   38,363   $   41,187   $  156,506
  Interest paid                                  $  473,452   $  484,813   $  489,475

<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                             December 31, 1997



Note 1.  Nature of Operations

American General Finance Corporation will be referred to in these Notes to Consolidated Financial Statements as "AGFC" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company". AGFC is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFC is a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance business. In this business, the Company makes loans directly to individuals, purchases retail sales contract obligations of individuals, offers private label services, and markets insurance products through the consumer finance network. At December 31, 1997, the Company had 1,322 offices in 40 states, Puerto Rico and the U.S. Virgin Islands and approximately 8,300 employees.

In its lending operations, the Company makes loans directly to individuals and generally takes a security interest in real property and/or personal property of the borrower. In its retail operations, the Company purchases retail sales contracts arising from the retail sale of consumer goods and services by approximately 15,000 retail merchants and purchases private label receivables originated by American General Financial Center (AGFC-
Utah), a subsidiary of AGFI, arising from the sales by approximately 300 retail merchants pursuant to a participation agreement. Retail sales contracts are secured by the real property or personal property giving rise to the contract. Private label are secured by a purchase money security interest in the goods purchased. In its insurance operations, the Company writes and assumes credit life, credit accident and health, non-credit insurance coverages and credit-related property and casualty insurance on its consumer finance customers and property pledged as collateral.

In fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and $70.0 million of allowance for finance receivable losses to assets held for sale on December 31, 1996. In June 1997, the Company sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. See
Note 10. for further information on the reclassification and subsequent sale of non-strategic assets.

Prior to such sale, the Company purchased MasterCard and VISA credit card receivables originated by AGFC-Utah pursuant to a participation agreement. Credit cards were unsecured.

The Company funds its operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks.

At December 31, 1997, the Company had $7.8 billion of net finance receivables due from approximately 2.3 million customer accounts and $6.3 billion of credit and non-credit life insurance in force covering approximately 1.3 million customer accounts.

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


                             RECLASSIFICATIONS

Effective January 1, 1997, certain real estate loans having advances of less than $10,000 and high loan-to-value ratios were reclassified from real estate to non-real estate loans. From a servicing and collection standpoint, these loans are administered more like non-real estate loans than real estate loans. This reclassification affected $251.8 million of loans at January 1, 1997.


                             FINANCE OPERATIONS

Revenue Recognition

Finance charges on discounted finance receivables and interest on interest-bearing finance receivables are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for private label. For credit cards, the accrual of revenue was suspended when the sixth contractual payment became past due. Extension fees and late charges are recognized as revenue when received.

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

The Company's policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when six installments are past due, and private label accounts are charged off when 180 days past due. Credit card accounts were charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan amount in excess of that value is charged off. The charge-off period is occasionally extended for individual accounts when, in the opinion of management, such treatment is warranted.


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


Reinsurance

The Company's insurance subsidiaries enter into reinsurance agreements among themselves and other insurers, including other insurance subsidiaries of American General. The annuity, credit life, and credit accident and health reserves attributable to this business with the subsidiaries of American General were $61.0 million and $60.8 million at December 31, 1997 and 1996, respectively. The Company's insurance subsidiaries assumed from other insurers $38.6 million, $47.5 million, and $59.9 million of reinsurance premiums during 1997, 1996, and 1995, respectively. The Company's ceded reinsurance activities were not significant during the last three years.


GAAP vs. Statutory Accounting

Statutory accounting practices differ from generally accepted accounting principles, primarily in the following respects: credit life insurance reserves are maintained on the basis of mortality tables; non-credit life and group annuity insurance reserves are based on statutory requirements; insurance acquisition costs are expensed when incurred rather than expensed over the related contract period; deferred income taxes are not recorded on temporary differences in the recognition of revenue and expense; certain intangible assets resulting from a purchase and the related amortization are not reflected in statutory financial statements; investments in fixed-maturity securities are carried at amortized cost; and an asset valuation reserve and interest maintenance reserve are required for Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of AGFC. The following compares net income and shareholder's equity determined under statutory accounting practices with those determined under generally accepted accounting principles:

                                 Net Income         Shareholder's Equity
                          Years Ended December 31,      December 31,
                          1997     1996     1995      1997        1996
                                       (dollars in thousands)
Statutory accounting
  practices              $58,157  $79,157  $42,006  $457,702    $394,708

Generally accepted
  accounting principles   62,312   59,625   58,245   614,679     539,307

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


Derivative Financial Instruments

The Company accounts for its derivative financial instruments as hedges. Hedge accounting requires a high correlation between changes in fair values or cash flows of the derivative financial instrument and the specific item being hedged, both at inception and throughout the life of the hedge.

The difference between amounts payable and receivable on interest rate swap agreements is recorded on the accrual basis as an adjustment to interest expense over the life of the agreements. The related amount payable to or receivable from counterparties is included in other liabilities or other assets. The net settlement amount for treasury rate lock agreements is deferred and included in the measurement of the anticipated transaction when it occurs.

The fair values of interest rate swap and treasury rate lock agreements are not recognized in the consolidated balance sheet, which is consistent with the treatment of the related debt that is hedged.

Any gain or loss from early termination of an interest rate swap agreement is deferred and amortized into income over the remaining term of the related debt. If the underlying debt is extinguished, any related gain or loss on interest rate swap agreements is recognized in income.


Use of Estimates

Management makes estimates and assumptions in preparing financial statements that affect amounts reported in the financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from these estimates.


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

In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the way companies report segment information. This statement is effective for years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. Restatement of comparative information for all periods presented will be required upon adoption. Adoption of this statement will result in more detailed disclosures but will not have an impact on the Company's consolidated results of operations or financial position.

During 1997, the Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting standards for determining whether transfers of financial assets are treated as sales or secured borrowings and when a liability should be considered extinguished. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.



Note 4.  Net Purchases and Transfers of Assets from Affiliates

A subsidiary of AGFC purchased finance receivables and other assets from a subsidiary of AGFI for $9.5 million during 1997. Subsidiaries of AGFC purchased assets, primarily finance receivables, from subsidiaries of American General for $62.2 million during 1996 and $29.3 million during 1995.

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

The cash paid for the net purchases and transfers of assets from affiliates as shown in the Consolidated Statements of Cash Flows consisted of the following:

                                       1997         1996         1995
                                           (dollars in thousands)
Net finance receivables,
  less allowance for finance
  receivable losses                  $ 8,281     $ 59,448     $(157,601)
Other assets                           1,255        2,728       188,860

Cash paid                            $ 9,536    $  62,176     $  31,259



Note 5.  Finance Receivables

Loans collateralized by security interests in real estate generally have maximum original terms of 180 months. Such loans with maximum original terms exceeding 180 months generally contain call provisions at various times throughout the contract. Loans collateralized by consumer goods, automobiles or other chattel security, and loans that are unsecured, generally have maximum original terms of 60 months. Retail sales contracts are collateralized principally by consumer goods and automobiles, and generally have maximum original terms of 60 months. Private label are secured by a purchase money security interest in the goods purchased and generally require minimum monthly payments based upon current balances. Credit card receivables were unsecured and required minimum monthly payments based upon current balances. At December 31, 1997, 94% of the finance receivables were secured by the real and/or personal property of the borrower. At December 31, 1997, mortgage loans accounted for 62% of the amount of loans outstanding and 12% of the number of loans outstanding.

Contractual maturities of finance receivables at December 31, 1997 were as follows:

                           Amount       Percent
                          (dollars in thousands)

1998                    $2,324,819         29.70%
1999                     1,436,886         18.36
2000                       906,835         11.59
2001                       504,978          6.45
2002                       315,324          4.03
2003 and thereafter      2,338,194         29.87

                        $7,827,036        100.00%


Experience of the Company has shown that a substantial portion of finance receivables will be renewed, converted, or paid in full prior to maturity. Accordingly, the preceding information as to contractual maturities should not be considered as a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables were as follows (retail sales contracts and private label comprise retail sales finance):

                                         1997        1996        1995
                                            (dollars in thousands)
Loans:
  Principal cash collections          $2,802,268  $2,584,894  $2,580,965
  Percent of average net receivables      45.83%      46.73%      46.23%

Retail sales finance:
  Principal cash collections          $1,448,758  $1,736,907  $1,881,894
  Percent of average net receivables     118.13%      92.93%      86.33%

Credit cards:
  Principal cash collections          $     -     $  456,275  $  454,125
  Percent of average net receivables        -  %      86.24%      89.64%


Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                    December 31, 1997            December 31, 1996
                   Amount       Percent         Amount       Percent
                  (dollars in thousands)       (dollars in thousands)

California      $  842,690         10.77%    $  697,734          9.37%
N. Carolina        696,261          8.90        672,021          9.03
Florida            518,837          6.63        534,936          7.19
Ohio               465,489          5.95        454,290          6.10
Indiana            438,369          5.60        397,698          5.34
Illinois           434,029          5.55        452,508          6.08
Virginia           356,928          4.56        350,349          4.71
Georgia            310,485          3.97        312,377          4.20
Other            3,763,948         48.07      3,571,408         47.98

                $7,827,036        100.00%    $7,443,321        100.00%


Unused credit limits on private label extended by AGFC-Utah to its customers were $2.7 billion and $3.1 billion at December 31, 1997 and 1996, respectively. These amounts, in part or in total, can be cancelled at the discretion of AGFC-Utah, and are not indicative of the amount expected to be funded. Any such amounts of credit limits on private label that would be funded would be fully participated to the Company pursuant to a participation agreement.

Unused credit limits on loan and retail sales contracts revolving lines of credit extended by the Company to its customers were $225.3 million and $226.5 million at December 31, 1997 and 1996, respectively. These amounts, in part or in total, can be cancelled at the discretion of the Company, and are not indicative of the amount expected to be funded.

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses are detailed below. See Management's Discussion and Analysis in Item 7. for discussion of activity.

                                          Years Ended December 31,
                                      1997          1996          1995
                                           (dollars in thousands)

Balance at beginning of year        $385,272      $482,243      $225,922
Provision for finance receivable
  losses                             242,453       409,646       573,698
Allowance reclassified to assets
  held for sale                         -          (70,000)         -
Allowance related to net acquired
  (transferred) receivables              354           152        (6,337)
Charge-offs, net of recoveries      (264,953)     (436,769)     (311,040)

Balance at end of year              $363,126      $385,272      $482,243


Management believes the adequacy of the allowance for finance receivable losses is a material estimate and that it is reasonably possible a material change to such estimate could occur in the near term due to changes in the economy and other conditions that influence the Company's net charge-offs. See Note 2. for information on the determination of the allowance for finance receivable losses.



Note 7.  Investment Securities

At December 31, 1997 and 1996, all investment securities were classified as available-for-sale and reported at fair value. Investment securities were as follows at December 31:
                                   Fair Value           Amortized Cost
                                 1997       1996       1997       1996
                                        (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $507,844   $450,754   $482,620   $435,877
    Mortgage-backed securities  177,727    202,974    170,929    199,482
    States and political
      subdivisions              173,081    167,374    163,615    161,647
    Other                        45,222     45,525     34,018     36,721
  Redeemable preferred stocks    18,737      7,235     18,400      7,135
Total                           922,611    873,862    869,582    840,862
Non-redeemable preferred
  stocks                          2,332      2,271      2,264      2,264
Other long-term investments       3,468      3,000      3,468      3,000

Total investment securities    $928,411   $879,133   $875,314   $846,126

At December 31, the gross unrealized gains and losses on investment securities were as follows:
                                      Gross                Gross
                                 Unrealized Gains     Unrealized Losses
                                  1997       1996      1997       1996
                                         (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $25,730     $17,175   $   506     $ 2,298
    Mortgage-backed securities   6,932       4,687       134       1,195
    State and political
      subdivisions               9,466       6,106      -            379
    Other                       11,210       8,851         6          47
  Redeemable preferred stocks      431         138        94          38
Total                           53,769      36,957       740       3,957
Non-redeemable preferred
  stocks                            68           7      -           -

Total investment securities    $53,837     $36,964   $   740     $ 3,957


During the years ended December 31, 1997, 1996, and 1995, investment securities with a fair value of $104.5 million, $169.4 million, and $108.7 million, respectively, were sold or redeemed. The gross realized gains on such investment securities sales or redemptions totaled $1.5 million, $1.8 million, and $1.3 million, respectively. The gross realized losses on investments totaled $.4 million, $3.1 million and $.6 million, respectively.

The contractual maturities of fixed-maturity securities at December 31, 1997 were as follows:
                                            Fair       Amortized
                                            Value         Cost
                                          (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                 $ 13,675      $ 13,512
    Due after 1 year through 5 years       140,529       134,706
    Due after 5 years through 10 years     477,652       450,458
    Due after 10 years                     113,028        99,977
Mortgage-backed securities                 177,727       170,929

Total                                     $922,611      $869,582


Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. Company requirements and investment strategies may result in the sale of investments before maturity.

Certain  of the  bonds were  on deposit with  regulatory authorities.   The
carrying values of such bonds were $8.4 million and $8.3 million at December 31, 1997 and 1996, respectively.



Note 8.  Notes Receivable from Parent

Notes receivable from AGFI totaled $185.0 million and $173.2 million at December 31, 1997 and 1996, respectively. Interest revenue on notes receivable from parent for the years ended December 31, 1997, 1996, and 1995, totaled $16.8 million, $19.4 million, and $2.2 million, respectively.



Note 9.  Costs In Excess of Net Assets Acquired

Goodwill, resulting from the excess of the purchase price paid over the fair value of separately identified tangible and intangible net assets acquired, totaled $254.4 million and $263.2 million at December 31, 1997 and 1996, respectively. Accumulated amortization totaled $84.7 million and $75.9 million at December 31, 1997 and 1996, respectively.

Included in other assets is a customer base valuation of $30.5 million and $18.5 million at December 31, 1997 and 1996, respectively, which is being amortized to operating expenses on a straight-line basis over 6 to 25 years.



Note 10.  Assets Held for Sale

During fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and $70.0 million of allowance for finance receivable losses to assets held for sale on December 31, 1996.

The Company hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end 1996, the Company determined that a write-down of $137.0 million ($88.1 million aftertax) at December 31, 1996 was necessary to reduce the carrying amount of the assets held for sale to net realizable value, after considering related expenses.

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

In June  1997, the Company  sold all of  the assets held  for sale  (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. In connection with these sales, the Company recorded a loss of $42.2 million ($27.0 million aftertax) in second quarter 1997. This loss primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement.

Unused credit limits on credit card assets held for sale extended by AGFC-Utah to its customers were $2.2 billion at December 31, 1996. These amounts, in part or in total, could be cancelled at the discretion of AGFC-Utah, and were not indicative of the amount expected to be funded. The unused credit limits on private label assets held for sale were terminated during 1996.



Note 11.  Long-term Debt

Long-term debt consisted of senior debt at December 31, 1997 and 1996. The carrying value and fair value of AGFC's long-term debt at December 31 were as follows:

                               Carrying Value              Fair Value
                             1997         1996         1997         1996
                                        (dollars in thousands)

Senior debt               $3,941,486   $4,416,637   $4,047,006   $4,525,262


The weighted average interest rates on long-term debt were as follows:

                         Years Ended December 31,         December 31,
                           1997    1996    1995          1997     1996

Senior debt                7.34%   7.28%   7.27%         7.18%    7.15%
Senior subordinated debt     -       -     6.44            -        -
Total                      7.34%   7.28%   7.27%         7.18%    7.15%


Maturities of long-term debt at December 31, 1997 were as follows:

                             Carrying Value
                         (dollars in thousands)

1998                           $  810,177
1999                              562,089
2000                            1,273,033
2001                               39,907
2002                              546,503
2003-2007                         411,643
2008-2009                         298,134

Total                          $3,941,486

A certain debt issue of AGFC is repayable prior to maturity at par, at the option of the holder. If this issue was so repaid, the amounts above would increase $149.2 million in 1999 and would decrease $149.2 million in 2009.

Certain debt agreements contain restrictions on consolidated retained earnings for certain purposes (see Note 17.).



Note 12.  Short-term Notes Payable and Credit Facilities

AGFC and one of its subsidiaries issue commercial paper with terms ranging from 1 to 270 days. Information concerning short-term notes payable for commercial paper and to banks was as follows:

                                         1997        1996        1995
                                            (dollars in thousands)

Maximum borrowings at any month end   $3,176,805  $3,015,920  $2,644,804
Average borrowings                    $2,923,726  $2,305,848  $2,368,904
Weighted average interest rate,
  at December 31:
    Stated rate on face of note            5.80%       5.54%       5.73%
    Semi-annual bond equivalent rate       5.87%       5.60%       5.83%
Weighted average interest rate,
  giving effect to interest
  rate swap agreements and
  commitment fees at December 31,          6.47%       6.01%       6.44%


The Company maintains credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating
requirements.   At December 31, 1997 and  1996, the Company was an eligible borrower under  $4.0 billion and  $2.8 billion, respectively,  of committed
credit  facilities  extended  to  American   General  and  certain  of  its
subsidiaries (the "shared  committed facilities").   At December 31,  1996,
the Company also had committed credit facilities totaling $700.0 million. The annual commitment fees for all committed facilities ranged from .05% to
 .07%.   The Company pays only  an allocated portion of  the commitment fees
for the  shared committed facilities.   At December 31, 1997  and 1996, the
Company also had $141.0 million and $346.0 million, respectively, of uncommitted credit facilities and was an eligible borrower under $200.0 million and $165.0 million, respectively, of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any outstanding borrowings. At December 31, 1997, there were no borrowings under any credit facilities. At December 31, 1996, long-term borrowings outstanding under all credit facilities totaled $9.0 million with remaining availability to the Company of $3.5 billion in committed facilities and $502.0 million in uncommitted facilities.

Note 13.  Derivative Financial Instruments

AGFC makes limited use of derivative financial instruments to manage the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC's use of derivative financial instruments is generally limited to interest rate swap and treasury rate lock agreements.

AGFC uses interest rate swap agreements to reduce its exposure to adverse future fluctuations in interest expense rates by effectively converting short-term and certain long-term floating-rate debt to a fixed-rate basis. Such floating-rate obligations are recorded at amortized cost.

Fixed interest rates contracted to be paid on interest rate swap agreements approximated the rates on fixed-rate term debt with maturities similar to the derivative financial instruments at the date of contract. Accordingly, AGFC's use of interest rate swap agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in any of the three years ended December 31, 1997.

Interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates were $940.0 million, $540.0 million, and $590.0 million in notional amounts at December 31, 1997, 1996, and 1995, respectively. The weighted average interest rate payable was 7.39%, 8.05%, and 8.07% at December 31, 1997, 1996, and 1995,
respectively. The weighted average interest rate receivable was 5.69%, 5.92%, and 5.90% at December 31, 1997, 1996, and 1995, respectively.

These agreements mature at various dates and had the respective fixed rates at December 31, 1997 as shown in the table below:

              Notional       Weighted Average
               Amount         Interest Rate
            (dollars in
             thousands)

  1998        $265,000            7.08%
  1999          50,000            9.39
  2000         225,000            8.80
  2002         200,000            6.93
  2004         200,000            6.16

              $940,000            7.39%

The rollforward of notional amounts for interest rate swap agreements was as follows:

                                             Notional Amounts
                                      1997         1996         1995
                                          (dollars in thousands)

Balance at beginning of year        $540,000     $590,000     $390,000
New contracts                        425,000         -         200,000
Expired contracts                    (25,000)     (50,000)        -

Balance at end of year              $940,000     $540,000     $590,000


Treasury rate lock agreements are used to hedge against the risk of rising interest rates on anticipated long-term debt issuances. These agreements provide for future cash settlements that are a function of specified U.S. Treasury rates. During 1997, AGFC entered into treasury rate lock agreements with settlement dates in 1998. At December 31, 1997, the notional amount of these agreements was $390.0 million. AGFC's use of treasury rate lock agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in 1997.

AGFC is exposed to credit risk in the event of non-performance by counterparties to derivative financial instruments. AGFC limits its exposure to credit risk by entering into agreements with counterparties having strong credit ratings and by basing the amount and term of an agreement on these credit ratings. Furthermore, AGFC regularly monitors counterparty credit ratings throughout the term of the agreements.

AGFC's credit exposure on derivative financial instruments is limited to the fair value of the agreements that are favorable to the Company. See
Note 21. for the fair values of the interest rate swap and treasury rate lock agreements. AGFC does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the consolidated results of operations and financial position of the Company.

AGFC's exposure to market risk is mitigated by the offsetting effects of changes in the value of the agreements and of the underlying debt to which they relate.



Note 14.  Short-term Notes Payable - Parent

Borrowings from American General primarily provide overnight operating liquidity when American General is in a surplus cash position. Borrowings from AGFI primarily provide operating funds for lending activities. All such borrowings are made on a due on demand basis at short-term rates based on overnight bank investment rates or bank prime rates. At December 31, 1997, 1996 and 1995, AGFC had no borrowings outstanding with American General or AGFI.

Information concerning such borrowings was as follows:

                                          1997        1996        1995
                                             (dollars in thousands)

Maximum borrowings at any month end      $ -         $ -         $ -
Average borrowings                       $2,476      $3,700      $  159
Weighted average interest rate (total
  interest expense divided by average
  borrowings)                             5.24%       5.16%       6.05%



Note 15.  Income Taxes

AGFC and all of its subsidiaries file a consolidated federal income tax return with American General and the majority of its subsidiaries. AGFC and its subsidiaries provide for federal income taxes as if filing a separate tax return, and pay such amounts to American General in accordance with a tax sharing agreement.

Provision for income taxes is summarized as follows:

                                           Years Ended December 31,
                                       1997          1996          1995
                                            (dollars in thousands)
Federal
  Current                            $ 15,679      $ 67,675      $121,743
  Deferred                             57,807       (40,681)      (69,570)
Total federal                          73,486        26,994        52,173
State                                   5,556         1,680       (18,826)

Total                                $ 79,042      $ 28,674      $ 33,347


The U.S. statutory federal income tax rate differs from the effective income tax rate as follows:
                                           Years Ended December 31,
                                       1997          1996          1995

Statutory federal income tax rate     35.00%        35.00%        35.00%
Benefit of state net operating
  loss (NOL) carryforwards               -             -          (9.11)
Amortization of goodwill               1.42          3.85          2.61
Nontaxable investment income          (1.28)        (3.25)        (1.94)
State income taxes                     1.67          1.37          (.63)
Other, net                             (.24)         (.96)          .61

Effective income tax rate             36.57%        36.01%        26.54%

During 1995, the Company recognized NOL carryforwards with respect to one state resulting from the state's audit of a return and the state's acceptance of an amended return. The Company recognized a net reduction of $16.6 million in 1995 state income tax expense primarily related to these carryforwards. At December 31, 1997 and 1996, the state NOL carryforwards remaining were $627.9 million and $634.7 million, respectively, which expire in the years 2005 and 2006.

The net deferred tax asset at December 31, 1997 of $194.5 million was net of deferred tax liabilities totaling $150.8 million. The net deferred tax asset at December 31, 1996 of $118.1 million was net of deferred tax liabilities totaling $137.1 million. The most significant deferred tax assets relate to the provision for finance receivable losses, the benefit of the loss on the sale of non-strategic assets and the state NOL carryforwards, and insurance premiums recorded for financial reporting purposes. A valuation allowance of $39.5 million ($25.7 million aftertax) was recognized at December 31, 1995 related to the state NOL carryforwards. At December 31, 1996 and 1997, the valuation allowance remained at $39.5 million.



Note 16.  Capital Stock

AGFC has two classes of capital stock: special shares (without par value, 25 million shares authorized) which may be issued in series with such dividend, liquidation, redemption, conversion, voting and other rights as the board of directors may determine prior to issuance; and common shares ($.50 par value, 25 million shares authorized). Issued shares were as follows:

Special Shares - At December 31, 1997 and 1996, there were no shares issued and outstanding.

Common Shares - At December 31, 1997 and 1996, there were 10,160,012 shares issued and outstanding.



Note 17.  Retained Earnings

State laws restrict AGFC's insurance subsidiaries as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 1997, the maximum amount of dividends which the Company's insurance subsidiaries may pay in 1998 without prior approval was $59.9 million. At December 31, 1997, AGFC's insurance subsidiaries had statutory capital and surplus of $457.7 million. Merit had $52.7 million of accumulated earnings at December 31, 1997 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 1997, the federal income tax would approximate $18.4 million.

Certain of AGFC's financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision of such agreements, $335.9 million of the retained earnings of AGFC at December 31, 1997, was free from such restrictions.



Note 18.  Benefit Plans


                          RETIREMENT INCOME PLANS

The Company participates in the American General Retirement Plans (AGRP), which are noncontributory defined benefit pension plans covering most employees. Pension benefits are based on the participant's compensation and length of credited service. American General's funding policy is to contribute annually no more than the maximum deductible for federal income tax purposes.

Equity and fixed-maturity securities were 63% and 28%, respectively, of the plans' assets at the plans' most recent balance sheet dates. Additionally, 5% of plan assets were invested in general investment accounts of American General subsidiaries through deposit administration insurance contracts. The pension plans have purchased annuity contracts from American General subsidiaries to provide benefits to certain retirees. Benefits paid to retirees  under these contracts were  $2.1 million, $2.1  million, and $2.2
million   for  the  years  ended   December  31,  1997,   1996,  and  1995,
respectively.

Pension plan activity allocated to the Company for 1997, 1996, and 1995 was immaterial. Because net plan assets are not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI accounts for its participation in the AGRP as if it had its own plans. The following table shows AGFI's portion of the plans' funded status:

                                                  December 31,
                                           1997       1996       1995
                                             (dollars in thousands)

Accumulated benefit obligation (a)       $59,655    $51,936    $46,406

Projected benefit obligation             $70,864    $62,887    $56,395
Plan assets at fair value                 86,418     71,450     60,968
Plan assets in excess of projected
  benefit obligation                      15,554      8,563      4,573
Other unrecognized items, net            (10,905)    (2,709)     2,894

Prepaid pension expense                  $ 4,649    $ 5,854    $ 7,467

(a)  Accumulated benefit obligation is over 92% vested.

Net pension expense included the following components for the years ended December 31:
                                           1997       1996       1995
                                             (dollars in thousands)

Service cost                             $ 3,150    $ 3,194    $ 2,241
Interest cost                              4,800      4,480      3,624
Actual return on plan assets             (16,300)   (11,288)   (11,283)
Net amortization and deferral             10,113      5,417      5,233

Total pension expense (income)           $ 1,763    $ 1,803    $  (185)


Additional assumptions concerning the determination of net pension costs were as follows:
                                           1997       1996       1995

Weighted average discount rate             7.25%      7.50%      7.25%
Expected long-term rate of
  return on plan assets                   10.00      10.00      10.00
Rate of increase in
  compensation levels                      4.00       4.00       4.00


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

American General's life plans are insured for a two-year period. A portion of the retiree medical and dental plans is funded through a voluntary employees' beneficiary association (VEBA); the remainder is unfunded and self-insured. All of the retiree medical and dental plans' assets held in the VEBA were invested in readily marketable securities at the plans' most recent balance sheet date.

Postretirement benefits other than pension plan activity incurred by the Company for 1997, 1996, and 1995 was $.5 million, $.5 million, and $.6 million, respectively.

Because plan information is not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI  accounts for  its participation  in the  plans as  if it had  its own
plans.   The following  table shows AGFI's  portion of  the plans' combined funded status:
                                                  December 31,
                                              1997            1996
                                             (dollars in thousands)
Actuarial present value of benefit
  obligation:

Retirees                                     $1,081          $1,152
Active plan participants                      5,487           4,461
Accumulated postretirement benefit
  obligation                                  6,568           5,613
Plan assets at fair value                       133              90
Accumulated postretirement benefit
  obligation in excess of plan
  assets at fair value                        6,435           5,523
Other unrecognized items, net                   970           1,512

Accrued postretirement benefit cost          $7,405          $7,035


The weighted-average discount rate used in determining the accumulated postretirement benefit obligation for the years ended December 31, 1997 and 1996 was 7.25% and 7.50%, respectively. Postretirement benefit expense in 1997, 1996, and 1995 was $.7 million, $.7 million, and $.6 million, respectively.



Note 19.  Lease Commitments, Rent Expense and Contingent Liabilities

The  approximate  annual  rental  commitments  for  leased  office   space,
automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, are as follows: 1998, $36.8 million; 1999, $23.7 million; 2000, $16.4 million;
2001,  $9.1  million; 2002,  $3.9 million;  and  subsequent to  2002, $12.7 million.

Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties; therefore, future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 1997. Rental expense incurred for the years ended December 31, 1997, 1996, and 1995, was $40.8 million, $43.9 million, and $44.2 million, respectively.

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



Note 20.  Interim Financial Information (Unaudited)

Unaudited interim information is summarized below:


                                Total Revenues
Three Months Ended          1997              1996
                            (dollars in thousands)

    March 31             $  380,383        $  435,105
    June 30                 376,353           427,791
    September 30            378,010           422,755
    December 31             377,197           423,022

    Total                $1,511,943        $1,708,673


                            Income Before Provision
                               for Income Taxes
Three Months Ended          1997              1996
                            (dollars in thousands)

    March 31             $   66,214        $   47,428
    June 30                  25,519 (a)        54,499
    September 30             68,657            72,637
    December 31              55,723           (94,931) (b)

    Total                $  216,113        $   79,633


                                  Net Income
Three Months Ended          1997              1996
                            (dollars in thousands)

    March 31             $   41,761        $   29,885
    June 30                  16,196 (a)        34,355
    September 30             43,511            46,569
    December 31              35,603           (59,850) (b)

    Total                $  137,071        $   50,959


(a) Includes loss on sale of non-strategic assets of $42.2 million ($27.0 million aftertax).

(b) Includes loss on assets held for sale of $137.0 million ($88.1 million aftertax).

Note 21.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. The reader should exercise care in drawing conclusions based on fair value, since the fair values presented below do not include the value associated with all of the Company's assets and liabilities.

                               December 31, 1997       December 31, 1996
                             Carrying        Fair    Carrying        Fair
                              Value         Value     Value         Value
Assets                                   (dollars in thousands)

Net finance receivables,
  less allowance for finance
  receivable losses         $7,463,910  $7,463,910  $7,058,049  $7,058,049
Investment securities          928,411     928,411     879,133     879,133
Cash and cash equivalents       91,076      91,076      90,197      90,197
Assets held for sale              -           -        668,707     668,707


Liabilities

Long-term debt              (3,941,486) (4,047,006) (4,416,637) (4,525,262)
Commercial paper            (3,157,671) (3,157,671) (3,015,920) (3,015,920)


Off-Balance Sheet Financial
  Instruments

Unused credit limits                 -           -           -           -
Interest rate swap agreements        -     (29,690)          -     (30,314)
Treasury rate lock agreements        -      (1,610)          -           -



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


Commercial Paper

The carrying value of commercial paper approximates the fair value.


Unused Customer Credit Lines

The unused credit lines available to the Company's and AGFC-Utah's customers are considered to have no fair value. The interest rates charged on these facilities can either be changed at AGFC-Utah's discretion, such as for private label, or are adjustable and reprice frequently, such as for loan and retail sales contracts revolving lines of credit. Furthermore, these amounts, in part or in total, can be cancelled at the discretion of the Company and AGFC-Utah. The interest rates charged on credit cards could have been changed at AGFC-Utah's discretion, and the unused credit lines could have been cancelled at the discretion of AGFC-Utah.


Derivative Financial Instruments

Fair values for the Company's interest rate swap and treasury rate lock agreements are estimated using cash flows discounted at current market rates.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance Corporation and subsidiaries are included in Item 8:

         Consolidated Balance Sheets, December 31, 1997 and 1996

         Consolidated Statements of Income, years ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Shareholder's Equity, years ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Cash Flows, years ended December 31, 1997, 1996, and 1995

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

    (3)  Exhibits:

         Exhibits are listed in the Exhibit Index beginning on page 67 herein.

(b) Reports on Form 8-K

    Current Report on Form 8-K dated October 22, 1997, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended September 30, 1997.

    Current Report on Form 8-K dated January 9, 1998, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 5.90% Senior Notes due January 15, 2003.

    Current Report on Form 8-K dated January 27, 1998, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the year ended December 31, 1997.

    Current Report on Form 8-K dated March 5, 1998, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 6.20% Senior Notes due March 15, 2003.

(c) Exhibits

    The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

Item 14(d).


Schedule I - Condensed Financial Information of Registrant

                    American General Finance Corporation
                          Condensed Balance Sheets
                                                         December 31,
                                                      1997          1996
                                                    (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Loans                                          $  716,277    $1,236,881
    Retail sales finance                              111,848       216,182

Net finance receivables                               828,125     1,453,063
Allowance for finance receivable losses               (14,988)      (32,829)
Net finance receivables, less allowance
  for finance receivable losses                       813,137     1,420,234

Cash and cash equivalents                              51,496        51,470
Investments in subsidiaries                         2,668,839     2,807,470
Receivable from parent and subsidiaries             5,255,541     4,400,300
Notes receivable from parent and
  subsidiaries                                        185,027       173,235
Other assets                                          112,961       144,539

Total assets                                       $9,087,001    $8,997,248


Liabilities and Shareholder's Equity

Senior long-term debt, 5.09% - 10.05%,
  due 1998 - 2009                                  $3,941,486    $4,407,637
Short-term notes payable:
  Commercial paper                                  2,914,743     2,767,189
  Notes payable to subsidiaries                       676,449       309,794
Other liabilities                                     179,408       177,705

Total liabilities                                   7,712,086     7,662,325

Shareholder's equity:
  Common stock                                          5,080         5,080
  Additional paid-in capital                          718,914       691,914
  Other equity                                         34,512        21,454
  Retained earnings                                   616,409       616,475

Total shareholder's equity                          1,374,915     1,334,923

Total liabilities and shareholder's equity         $9,087,001    $8,997,248

<F1>
See Notes to Condensed Financial Statements.

                    American General Finance Corporation
                       Condensed Statements of Income



                                               Years Ended December 31,
                                               1997      1996      1995
                                                (dollars in thousands)
Revenues
  Interest received from affiliates          $728,068  $578,400  $579,671
  Dividends received from subsidiaries        195,334    60,970   128,000
  Finance charges                                 992     1,372       717
  Other                                        15,446    19,038    20,481

Total revenues                                939,840   659,780   728,869

Expenses
  Interest expense                            524,462   495,498   513,223
  Operating expenses                           10,815    13,542    13,040

Total expenses                                535,277   509,040   526,263

Income before income taxes and
  equity in overdistributed net
  income of subsidiaries                      404,563   150,740   202,606

Provision for Income Taxes                     73,348    31,537    26,179

Income before equity in overdistributed
  net income of subsidiaries                  331,215   119,203   176,427

Equity in Overdistributed Net Income
  of Subsidiaries                            (194,144)  (68,244)  (84,134)

Net Income                                   $137,071  $ 50,959  $ 92,293

<F1>
See Notes to Condensed Financial Statements.

                    American General Finance Corporation
                     Condensed Statements of Cash Flows

                                                   Years Ended December 31,
                                                 1997        1996        1995
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                   $  137,071  $   50,959  $   92,293
Reconciling adjustments to net cash
  provided by operating activities:
    Equity in overdistributed net income
      of subsidiaries                           194,144      68,244      84,134
    Change in other assets and other
      liabilities                                43,066      11,109    (142,843)
    Other, net                                   (5,192)    (13,999)    (17,782)
Net cash provided by operating activities       369,089     116,313      15,802

Cash Flows from Investing Activities
  Finance receivables originated or purchased
    from subsidiaries                          (720,788) (1,261,633) (1,358,250)
  Principal collections on finance receivables   78,274      85,678      97,243
  Finance receivables sold to subsidiaries    1,253,983   1,308,035        -
  Capital contributions to subsidiaries,
    net of return of capital                    (42,456)     40,662      (5,785)
  Change in receivable from parent
    and subsidiaries                           (855,241)   (375,559)  1,154,989
  Purchase of assets from affiliate              (9,536)       -           -
  Other, net                                      3,221     (27,473)     (5,911)
Net cash used for investing activities         (292,543)   (230,290)   (117,714)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt      726,950      77,817   1,532,033
  Repayment of long-term debt                (1,195,750)   (540,860)   (765,160)
  Change in commercial paper                    147,554     611,910    (450,739)
  Change in notes receivable or payable
    with parent and subsidiaries                354,863     110,826    (194,518)
  Capital contributions from parent              27,000        -         80,000
  Dividends paid                               (137,137)   (147,574)   (108,509)
Net cash (used for) provided by
  financing activities                          (76,520)    112,119      93,107

Increase (decrease) in cash and cash equivalents     26      (1,858)     (8,805)
Cash and cash equivalents at beginning of year   51,470      53,328      62,133
Cash and cash equivalents at end of year     $   51,496  $   51,470  $   53,328

<F1>
See Notes to Condensed Financial Statements.

                    American General Finance Corporation
                  Notes to Condensed Financial Statements
                             December 31, 1997




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



Note 3.  Long-Term Debt

Senior long-term debt maturities for the five years after December 31, 1997, were as follows: 1998, $810.2 million; 1999, $562.1 million; 2000,
$1.3 billion; 2001, $39.9 million; and 2002, $546.5 million.

                                 Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1998.

                                       AMERICAN GENERAL FINANCE CORPORATION


                                       By: /s/  Robert A. Cole
                                                Robert A. Cole
                                       (Senior Vice President and
                                        Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1998.


/s/  Frederick W. Geissinger            /s/  Jerry L. Gilpin
     Frederick W. Geissinger                 Jerry L. Gilpin
(President and Chief Executive          (Director)
 Officer and Director - Principal
 Executive Officer)
                                        /s/  Philip M. Hanley
                                             Philip M. Hanley
/s/  Robert A. Cole                     (Director)
     Robert A. Cole
(Senior Vice President and
 Chief Financial Officer and            /s/  Bennie D. Hendrix
 Director - Principal Financial              Bennie D. Hendrix
 Officer)                               (Director)


/s/  George W. Schmidt                  /s/  Larry R. Klaholz
     George W. Schmidt                       Larry R. Klaholz
(Controller and Assistant Secretary -   (Director)
 Principal Accounting Officer)


/s/  W. Tal Bratton                          Jon P. Newton
     W. Tal Bratton                     (Director)
(Director)

                                        /s/  Ray W. Sims
                                             Ray W. Sims
     James S. D'Agostino Jr.            (Director)
(Director)

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

(4) a. The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries. In the aggregate, the outstanding issuances of debt under the Indenture referred to under item (1) below exceed 10% of the total assets of the Company on a consolidated basis.

         (1) Indenture dated as of October 1, 1994 from American General Finance Corporation to The Chase Manhattan Bank. Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Registration Statement on Form S-3 (Registration No. 33-55803).

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

              (g) Resolutions and form of note for senior notes, 6 1/8% due September 15, 2000. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated September 17, 1997 (File No. 1-6155).

              (h) Resolutions and form of note for senior notes, 5.90% due January 15, 2003. Incorporated by reference to
                   Exhibits 4(a) and 4(b) filed as a part of the Company's Current Report on Form 8-K dated January 9, 1998 (File No. 1-6155).

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