Form 10-Q
period 1998-06-30
AMERICAN GENERAL FINANCE CORP
filed 1998-08-12
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1998

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

At August 12, 1998, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)

                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1998       1997        1998       1997
                                         (dollars in thousands)
Revenues
  Finance charges              $323,953   $307,548    $642,970   $619,138
  Insurance                      44,379     46,740      87,340     94,269
  Other                          24,965     22,065      48,618     43,329

Total revenues                  393,297    376,353     778,928    756,736

Expenses
  Interest expense              121,767    110,264     241,071    220,126
  Operating expenses            124,280    114,463     246,895    228,958
  Provision for finance
    receivable losses            49,874     62,134      97,741    127,942
  Loss on sale of non-
    strategic assets               -        42,225        -        42,225
  Insurance losses and loss
    adjustment expenses          21,731     21,748      43,768     45,752

Total expenses                  317,652    350,834     629,475    665,003

Income before provision for
  income taxes                   75,645     25,519     149,453     91,733

Provision for Income Taxes       28,528      9,323      56,330     33,776


Net Income                     $ 47,117   $ 16,196    $ 93,123   $ 57,957


<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                              June 30,     December 31,
                                                1998            1997
                                               (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $4,648,989      $4,067,500
    Non-real estate loans                     2,516,554       2,502,051
    Retail sales finance                      1,272,682       1,257,485

Net finance receivables                       8,438,225       7,827,036
Allowance for finance receivable
  losses                                       (355,626)       (363,126)
Net finance receivables, less allowance
  for finance receivable losses               8,082,599       7,463,910

Investment securities                           955,006         928,411
Cash and cash equivalents                        93,004          91,076
Notes receivable from parent                    183,025         185,028
Other assets                                    642,516         572,180

Total assets                                 $9,956,150      $9,240,605


Liabilities and Shareholder's Equity

Long-term debt                               $4,192,759      $3,941,486
Commercial paper                              3,508,254       3,157,671
Insurance claims and policyholder
  liabilities                                   432,795         436,859
Other liabilities                               333,645         308,601
Accrued taxes                                    24,502          21,073

Total liabilities                             8,491,955       7,865,690

Shareholder's equity:
  Common stock                                    5,080           5,080
  Additional paid-in capital                    740,914         718,914
  Accumulated other comprehensive
    income                                       34,984          34,512
  Retained earnings                             683,217         616,409

Total shareholder's equity                    1,464,195       1,374,915

Total liabilities and shareholder's equity   $9,956,150      $9,240,605

<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                        1998          1997
                                                      (dollars in thousands)
Cash Flows from Operating Activities
Net income                                            $ 93,123      $ 57,957
Reconciling adjustments:
  Provision for finance receivable losses               97,741       127,942
  Depreciation and amortization                         47,177        37,840
  Deferral of finance receivable origination costs     (21,287)      (19,051)
  Deferred federal income tax charge                     4,090        57,512
  Change in other assets and other liabilities          15,979       (50,233)
  Change in insurance claims and
    policyholder liabilities                            (4,064)      (23,287)
  Change in taxes receivable and payable                29,432         2,084
  Loss on sale of non-strategic assets                     -          42,225
  Operations related to assets held for sale               -          39,905
  Other, net                                            (7,965)        9,848
Net cash provided by operating activities              254,226       282,742

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (3,017,058)   (2,098,849)
  Principal collections on finance receivables       2,302,872     2,098,915
  Net collections on assets held for sale                  -          61,266
  Securitized finance receivables purchased                -        (100,000)
  Advances for purchases of finance receivables        (27,764)         (309)
  Sale of non-strategic assets                             -         732,504
  Investment securities purchased                     (103,393)      (70,746)
  Investment securities called, matured and sold        81,948        70,034
  Change in notes receivable from parent
    and affiliates                                       2,003        (1,085)
  Purchase and transfer of assets from affiliates      (18,844)       (9,536)
  Change in premiums on finance receivables
    purchased and deferred charges                     (66,003)       (1,610)
  Other, net                                            (2,387)            9
Net cash (used for) provided by investing activities  (848,626)      680,593

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             872,760       158,691
  Repayment of long-term debt                         (622,700)     (706,500)
  Change in short-term notes payable                   350,583      (315,778)
  Capital contribution from parent                      22,000        16,000
  Dividends paid                                       (26,315)     (115,316)
Net cash provided by (used for) financing activities   596,328      (962,903)

Increase in cash and cash equivalents                    1,928           432
Cash and cash equivalents at beginning of period        91,076        90,197
Cash and cash equivalents at end of period            $ 93,004      $ 90,629

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                   $ 22,443      $ 41,062
  Interest paid                                       $235,280      $247,818

<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)

                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1998       1997        1998       1997
                                         (dollars in thousands)

Net income                      $47,117    $16,196     $93,123    $57,957

Other comprehensive income:
  Net unrealized gains
    (losses) on investment
    securities                    2,147     17,136         820     (2,526)
  Income tax effect                (751)    (5,997)       (287)       884

  Net unrealized gains
    (losses) on investment
    securities, net of tax        1,396     11,139         533     (1,642)

  Reclassification adjustment
    for realized gains
    included in net income          (92)       (27)        (94)      (109)
  Income tax effect                  32          9          33         38

  Realized gains included in
    net income, net of tax          (60)       (18)        (61)       (71)

Other comprehensive income
    (loss), net of tax            1,336     11,121         472     (1,713)


Comprehensive income            $48,453    $27,317     $93,595    $56,244


<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               June 30, 1998



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


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at June 30, 1998 and December 31, 1997, its consolidated results of operations for the three months and six months ended June 30, 1998 and 1997, its consolidated cash flows for the six months ended June 30, 1998 and 1997, and its consolidated comprehensive income for the three months and six months ended June 30, 1998 and 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

To conform with the 1998 presentation, certain items in the prior period have been reclassified.


Note 3.  Accounting Changes

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way companies report segment information. This statement is effective for years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. Restatement of comparative information for all periods presented will be required upon adoption. Adoption of this statement will result in more detailed disclosures but will not have an impact on the Company's consolidated results of operations or financial position.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value as either assets or liabilities in the balance sheet. Changes in the fair value of a derivative instrument are reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. This statement is effective for years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

During first quarter 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The Company elected to report comprehensive income and its components in the consolidated statements of comprehensive income. Adoption of SFAS 130 did not change recognition or measurement of net income and, therefore, did not impact the Company's consolidated results of operations or financial position.


Note 4.  Derivative Financial Instruments

AGFC makes limited use of derivative financial instruments to manage the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC's use of derivative financial instruments is generally limited to interest rate swap and treasury rate lock agreements.

AGFC uses interest rate swap agreements to reduce its exposure to adverse future fluctuations in interest expense rates by effectively converting short-term and certain long-term floating-rate debt to a fixed-rate basis. Interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $765.0 million in notional amount at June 30, 1998, with a weighted average interest rate payable of 7.69% and a weighted average interest rate receivable of 5.58%.

Treasury rate lock agreements are used to hedge against the risk of rising interest rates on anticipated long-term debt issuances. These agreements provide for future cash settlements that are a function of specified U.S. Treasury rates. During fourth quarter 1997, AGFC entered into treasury rate lock agreements with settlement dates in 1998. At June 30, 1998, the notional amount of these agreements was $190.0 million.

AGFC's use of interest rate swap and treasury rate lock agreements did not have a material effect on the Company's weighted average interest rate or reported interest expense in the first six months of 1998 or 1997.


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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company's sources of funds include operations, issuances of fixed-rate and floating-rate debt, borrowings under credit facilities, the sale of securitized finance receivables, and capital contributions from AGFI. Management believes that the overall sources of liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations and operational requirements.


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $254.2 million for the six months ended June 30, 1998 compared to $282.7 million for the same period in 1997. The decrease in operating cash flow for the six months ended June 30, 1998 when compared to the same period in 1997 was primarily due to the sale of non-strategic assets in June 1997. Operating cash flow combined with the net proceeds from issuance of debt and a capital contribution of $22.0 million from AGFI generated cash flow of $876.9 million for the six months ended June 30, 1998. This cash flow was used principally to finance the net originations and purchases of finance receivables of $742.0 million, to fund the increase in premiums on finance receivables purchased and deferred charges of $66.0 million, and to pay dividends to AGFI of $26.3 million. Operating cash flow combined with the net collections of finance receivables and assets held for sale, the proceeds from the sale of non-strategic assets, and a capital contribution of $16.0 million from AGFI generated cash flow of $1.1 billion for the six months ended June 30, 1997. This cash flow was used principally to fund the net repayments of debt of $863.6 million, to pay dividends to AGFI of $115.3 million, and to repurchase $100.0 million of securitized finance receivables.

Dividends are paid (or capital contributions are received) to manage the Company's leverage to a target of 6.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at June 30, 1998 was 6.53 to 1. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay; however, management does not expect those limits to affect AGFC's ability to maintain targeted leverage.


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The targeted mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At June 30, 1998, the Company's capital totaled $9.2 billion, consisting of $7.7 billion of debt and $1.5 billion of equity, compared to $7.9 billion at June 30, 1997, consisting of $6.6 billion of debt and $1.3 billion of equity.

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

The Company manages anticipated cash flows of its assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the Company's mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of floating-rate funding, thereby limiting its exposure to adverse interest rate movements. In addition, AGFC uses treasury rate lock agreements to hedge against the risk of rising interest rates on anticipated long-term debt issuances.


Credit Facilities

The Company participates in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 1998, the Company was an eligible borrower under $4.8 billion of committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). The annual commitment fees for the shared committed facilities ranged from .05% to .07%. The Company pays only an allocated portion of the commitment fees for such committed facilities. At June 30, 1998, the Company also had $141.0 million of uncommitted credit facilities and was an eligible borrower under $200.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any outstanding borrowings. At June 30, 1998, there were no borrowings under any credit facilities.


Year 2000 Contingency

The Company is in the process of modifying its systems to achieve Year 2000 readiness. The Company has developed and is implementing a plan to minimize the risk of significant negative impact on its operations. The Company's plan includes the following activities: (1) perform an inventory of the Company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the Company to business interruptions due to Year 2000 issues; (3) test systems for Year 2000 readiness; (4) reprogram or replace systems that are not Year 2000 ready; and (5) return the systems to operations. The Company expects to substantially complete the foregoing for significant systems by December 31, 1998. However, activities (3) through (5) for certain systems will continue in 1999.

In addition, the Company has relationships with various third parties that must also be Year 2000 ready. Therefore, the Company's plan also assesses and attempts to mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. Due to the various stages of third parties' Year 2000 readiness, these activities will extend through 1999.

Through June 30, 1998, the Company has incurred and expensed $1.5 million (pretax) related to Year 2000 readiness, including $.8 million incurred during the first six months of 1998. The Company currently anticipates that it will incur future costs of approximately $5.8 million (pretax) for additional internal staff, third-party vendors, and other expenses to achieve Year 2000 readiness. In addition, the Company has elected to accelerate the planned replacement of certain systems as part of its Year 2000 plans. Costs of the replacement systems will be capitalized and amortized over their useful lives, in accordance with the Company's normal accounting policies.

Due  to  the   magnitude  and   complexity  of   this  project,  risks  and
uncertainties exist. If conversion of the Company's systems is not completed on a timely basis (due to non-performance by significant third-party vendors, lack of qualified personnel to perform the Year 2000 work, or other unforeseen circumstances in completing the Company's plans), or if significant third parties fail to achieve Year 2000 readiness on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company.

                       SELECTED FINANCIAL INFORMATION


The following table shows selected financial information of the Company:

                                At or for the            At or for the
                              Three Months Ended        Six Months Ended
                                    June 30,                June 30,
                             1998            1997     1998            1997
                                        (dollars in thousands)
Average finance receivables
  net of unearned finance
  charges (average net
  receivables)              $8,058,834  $7,273,630   $7,938,661  $7,318,426

Average borrowings          $7,367,790  $7,090,684   $7,241,254  $7,196,614

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables               16.11%      16.94%       16.29%      17.01%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     6.62%       6.83%        6.67%       6.78%

Interest spread - yield
  less borrowing cost            9.49%      10.11%        9.62%      10.23%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                2.20%       2.57%        2.20%       2.58%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                6.17%       6.29%        6.22%       6.26%

Return on average assets
  (annualized)                   1.96%        .70%        1.97%       1.25%

Return on average equity
  (annualized)                  13.27%       4.69%       13.23%       8.48%

Charge-off ratio - net
  charge-offs (annualized)
  as a percentage of the
  average of net finance
  receivables at the
  beginning of each month
  during the period              2.63%       3.70%        2.67%       3.77%

                                                           At or for the
                                                          Six Months Ended
                                                              June 30,
                                                          1998        1997

Allowance ratio - allowance for finance
  receivable losses as a percentage of
  net finance receivables                                 4.21%       5.20%

Ratio of earnings to fixed charges (refer
  to Exhibit 12 for calculations)                         1.61        1.37

Delinquency ratio - finance receivables 60
  days or more past due as a percentage of
  related receivables                                     3.45%       3.74%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on fixed-maturity
  investment securities                                   6.53        6.48

Debt to equity ratio                                      5.26        5.09



                       ANALYSIS OF OPERATING RESULTS


Net Income

Net income increased $30.9 million, or 191%, for the three months ended June 30, 1998 and $35.2 million, or 61%, for the six months ended June 30, 1998 when compared to the same periods in 1997 primarily due to the loss on the sale of non-strategic assets during second quarter 1997, and improved credit quality and finance receivable growth in the 1998 periods.

During the past several years, the Company has focused on an action program to improve credit quality. The components of this action program included selling under-performing receivable portfolios, raising underwriting standards, and rebalancing the portfolio to increase the proportion of real estate loans. See Note 5. of the Notes to Condensed Consolidated Financial Statements in Item 1. for further information on the sale of the Company's non-strategic assets.

Results of the action program became evident in 1997 and continued to improve the Company's operating results in the first half of 1998. Although yield decreased 72 basis points for the six months ended June 30, 1998 when compared to the same period in 1997, this was more than offset by a 110 basis point improvement in the charge-off ratio. The delinquency ratio also improved to 3.45% at June 30, 1998 from 3.74% at June 30, 1997.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charge revenues increased $16.4 million, or 5%, for the three months ended June 30, 1998 and $23.8 million, or 4%, for the six months ended June 30, 1998 when compared to the same periods in 1997 due to increases in average net receivables, partially offset by decreases in yield. Average net receivables increased $785.2 million, or 11%, for the three months ended June 30, 1998 and $620.2 million, or 8%, for the six months ended June 30, 1998 when compared to the same periods in 1997 primarily due to growth in real estate loans, partially offset by the sale of certain private label receivables in second quarter 1997. Yield decreased 83 basis points for the three months ended June 30, 1998 and 72 basis points for the six months ended June 30, 1998 when compared to the same periods in 1997 primarily due to the larger proportion of finance receivables that are real estate loans, which generally have lower yields.


Insurance Revenues

Insurance revenues decreased $2.4 million, or 5%, for the three months ended June 30, 1998 and $6.9 million, or 7%, for the six months ended June 30, 1998 when compared to the same periods in 1997 primarily due to decreases in earned premiums. Earned premiums decreased primarily due to a decrease in related loan volume in 1996 and the first three quarters of 1997.


Other Revenues

Other revenues increased $2.9 million, or 13%, for the three months ended June 30, 1998 and $5.3 million, or 12%, for the six months ended June 30, 1998 when compared to the same periods in 1997 primarily due to increases in investment revenue, interest revenue on notes receivable from parent, and revenue on foreclosed real estate. The increase in investment revenue for the three months and six months ended June 30, 1998 when compared to the same periods in 1997 was primarily due to an increase in adjusted portfolio yield for the insurance operations of 43 basis points and 64 basis points, respectively, and growth in average invested assets of $57.6 million and $52.3 million, respectively. Realized gains and losses remained at near the same level for the three months and six months ended June 30, 1998 when compared to the same periods in 1997. Investment revenue includes $1.2 million and $2.7 million, respectively, of net gains on calls and tenders of investment securities that are included in adjusted portfolio yield for the three months and six months ended June 30, 1998, compared to $170 thousand and $197 thousand, respectively, that are included in realized gains and losses for the three months and six months ended June 30, 1997.

Interest Expense

Interest expense increased $11.5 million, or 10%, for the three months ended June 30, 1998 and $20.9 million, or 10%, for the six months ended June 30, 1998 when compared to the same periods in 1997 due to increases in average borrowings to support asset growth, partially offset by a decline in borrowing cost. Borrowing cost decreased 21 basis points for the three months ended June 30, 1998 and 11 basis points for the six months ended June 30, 1998 when compared to the same periods in 1997.


Operating Expenses

Operating expenses increased $9.8 million, or 9%, for the three months ended June 30, 1998 and $17.9 million, or 8%, for the six months ended June 30, 1998 when compared to the same periods in 1997 primarily due to increases in salaries and benefits, litigation expenses, amortization of intangibles, and advertising expenses, partially offset by an increase in deferred loan acquisition costs. The increase in salaries and benefits expense reflects an increase in incentive program expenses, partially offset by a workforce reduction of approximately 580 positions since June 30, 1997 which includes the effects of cost containment programs and the sale of the non-strategic assets during second quarter 1997.


Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $12.3 million, or 20%, for the three months ended June 30, 1998 and $30.2 million, or 24%, for the six months ended June 30, 1998 when compared to the same periods in 1997 due to decreases in net charge-offs totaling $14.8 million and $32.7 million, respectively.

Net charge-offs for the three months ended June 30, 1998 decreased to $52.3 million from $67.1 million for the same period in 1997. Net charge-offs for the three months ended March 31, 1998 were $52.9 million. The charge-off ratio for second quarter 1998 was 2.63% compared to 2.71% for first quarter 1998 and 3.70% for second quarter 1997.

At June 30, 1998, delinquencies were $312.1 million compared to $298.5 million at March 31, 1998 and $293.5 million at June 30, 1997. The delinquency ratio at June 30, 1998 was 3.45% compared to 3.52% at March 31, 1998 and 3.74% at June 30, 1997.

The allowance for finance receivable losses decreased to $355.6 million from $375.6 million at June 30, 1997. The allowance ratio at June 30, 1998 was 4.21% compared to 4.55% at March 31, 1998 and 5.20% at June 30, 1997.
The decrease in the allowance ratio for each period reflects the results of the action program to improve credit quality, including the increased proportion of real estate loans. The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio which reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio.

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


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses remained at near the same level for the three months ended June 30, 1998 and decreased $2.0 million, or 4%, for the six months ended June 30, 1998 when compared to the same periods in 1997. The decrease in insurance losses and loss adjustment expenses for the six months ended June 30, 1998 was due to decreases in provision for future benefits and in claims paid. Provision for future benefits decreased $.9 million due to reduced sales of non-credit insurance products. Claims decreased $1.1 million primarily due to lower earned premiums, partially offset by unfavorable loss experience on credit insurance.


Provision for Income Taxes

The provision for income taxes increased $19.2 million, or 206%, for the three months ended June 30, 1998 and $22.6 million, or 67%, for the six months ended June 30, 1998 when compared to the same periods in 1997 primarily due to higher taxable income.


Forward-looking Statements

All statements, trend analyses, and other information contained in this report and elsewhere (such as other filings by the Company with the Securities and Exchange Commission, press releases, presentations by management of the Company, or oral statements) relative to trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; (3) the Company's ability to achieve Year 2000 readiness for significant systems and operations on a timely basis; (4) adverse litigation results or resolution of litigation; and (5) the Company's failure to achieve anticipated levels of expense savings from cost-saving initiatives.
Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.



                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the Company's 1997 Form 10-K, AGFC and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to create the potential for an unpredictable judgment in any given suit.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (4)  a.  The  following   instrument  is   filed  pursuant   to   Item
              601(b)(4)(ii) of  Regulation S-K as a result  of certain debt issuances in the second  quarter of 1998.  In  the aggregate,
              the  outstanding  issuances  of   debt  under  the  Indenture
              referred to under item (1) below exceed 10% of the total assets of the Company on a consolidated basis.

              (1) Indenture dated as of May 1, 1997 from American General Finance Corporation to The First National Bank of Chicago. Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Registration Statement on Form S-3 (Registration No. 333-28925).

     (12)  Computation of Ratio of Earnings to Fixed Charges.

     (27)  Financial Data Schedule.


(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated April 29, 1998, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended March 31, 1998.

     Current Report on Form 8-K dated June 3, 1998, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 6% Senior Notes due June 1, 2001.

     Current Report on Form 8-K dated July 9, 1998, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 5 7/8% Senior Notes due July 15, 2001.

     Current Report on Form 8-K dated July 28, 1998, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended June 30, 1998.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE CORPORATION
                                              (Registrant)



Date:  August 12, 1998            By /s/ Robert A. Cole
                                         Robert A. Cole
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             20

(27)  Financial Data Schedule.                                       21