Form 10-Q
period 1998-09-30
AMERICAN GENERAL FINANCE CORP
filed 1998-11-12
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998

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

At November 12, 1998, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                                 1998       1997        1998        1997
                                         (dollars in thousands)
Revenues
  Finance charges              $335,829   $307,212    $  978,799  $  926,350
  Insurance                      44,290     46,436       131,630     140,705
  Other                          23,748     24,362        72,366      67,691

Total revenues                  403,867    378,010     1,182,795   1,134,746

Expenses
  Interest expense              127,812    114,782       368,883     334,908
  Operating expenses            127,060    116,644       373,955     345,602
  Provision for finance
    receivable losses            51,575     54,427       149,316     182,369
  Loss on sale of non-
    strategic assets               -          -             -         42,225
  Insurance losses and loss
    adjustment expenses          20,736     23,500        64,504      69,252

Total expenses                  327,183    309,353       956,658     974,356

Income before provision for
  income taxes                   76,684     68,657       226,137     160,390

Provision for Income Taxes       27,380     25,146        83,710      58,922


Net Income                     $ 49,304   $ 43,511    $  142,427  $  101,468


<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                            September 30,  December 31,
                                               1998             1997
                                               (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                       $ 4,861,941      $4,067,500
    Non-real estate loans                     2,490,827       2,502,051
    Retail sales finance                      1,271,348       1,257,485

Net finance receivables                       8,624,116       7,827,036
Allowance for finance receivable
  losses                                       (355,626)       (363,126)
Net finance receivables, less allowance
  for finance receivable losses               8,268,490       7,463,910

Investment securities                           992,832         928,411
Cash and cash equivalents                       109,335          91,076
Notes receivable from parent                    159,181         185,028
Other assets                                    636,011         572,180

Total assets                                $10,165,849      $9,240,605


Liabilities and Shareholder's Equity

Long-term debt                              $ 4,269,786      $3,941,486
Short-term notes payable:
  Commercial paper                            3,614,517       3,157,671
  Banks and other                                 1,500            -
Insurance claims and policyholder
  liabilities                                   433,904         436,859
Other liabilities                               308,367         308,601
Accrued taxes                                    28,327          21,073

Total liabilities                             8,656,401       7,865,690

Shareholder's equity:
  Common stock                                    5,080           5,080
  Additional paid-in capital                    740,914         718,914
  Accumulated other comprehensive
    income                                       47,494          34,512
  Retained earnings                             715,960         616,409

Total shareholder's equity                    1,509,448       1,374,915

Total liabilities and shareholder's equity  $10,165,849      $9,240,605

<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         1998         1997
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net income                                            $  142,427    $  101,468
Reconciling adjustments:
  Provision for finance receivable losses                149,316       182,369
  Depreciation and amortization                           73,680        55,690
  Deferral of finance receivable origination costs       (32,695)      (28,112)
  Deferred income tax charge                               8,836        56,103
  Change in other assets and other liabilities           (10,905)       10,656
  Change in insurance claims and
    policyholder liabilities                              (2,955)      (25,467)
  Change in taxes receivable and payable                  33,257       (17,464)
  Loss on sale of non-strategic assets                      -           42,225
  Operations related to assets held for sale                -           39,905
  Other, net                                             (15,171)        6,185
Net cash provided by operating activities                345,790       423,558

Cash Flows from Investing Activities
  Finance receivables originated or purchased         (4,410,602)   (3,298,867)
  Principal collections on finance receivables         3,475,112     3,129,515
  Net collections on assets held for sale                   -           61,266
  Securitized finance receivables purchased                 -         (100,000)
  Advances for purchases of finance receivables          (16,020)      (48,053)
  Sale of non-strategic assets                              -          732,504
  Investment securities purchased                       (168,674)      (99,569)
  Investment securities called, matured and sold         130,386        81,899
  Change in notes receivable from parent
    and affiliates                                        25,847        (6,778)
  Purchase and transfer of assets from affiliates        (18,844)       (9,536)
  Change in premiums on finance receivables
    purchased and deferred charges                       (95,733)       (4,072)
  Other, net                                             (12,929)        3,375
Net cash (used for) provided by investing activities  (1,091,457)      441,684

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             1,128,506       481,751
  Repayment of long-term debt                           (802,050)     (794,500)
  Change in short-term notes payable                     458,346      (432,258)
  Capital contribution from parent                        22,000        16,000
  Dividends paid                                         (42,876)     (137,136)
Net cash provided by (used for) financing activities     763,926      (866,143)

Increase (decrease) in cash and cash equivalents          18,259          (901)
Cash and cash equivalents at beginning of period          91,076        90,197
Cash and cash equivalents at end of period              $109,335      $ 89,296

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                     $ 42,883      $ 24,148
  Interest paid                                         $383,958      $369,064

<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                                 1998       1997        1998       1997
                                         (dollars in thousands)
Net income                      $49,304    $43,511     $142,427  $101,468

Other comprehensive income:
  Net unrealized gains on
    investment securities        18,856     14,642       19,676    12,116
  Income tax effect              (6,600)    (5,125)      (6,887)   (4,241)

  Net unrealized gains on
    investment securities,
    net of tax                   12,256      9,517       12,789     7,875

  Reclassification adjustment
    for realized gains
    (losses) included in
    net income                      391        (99)         297      (208)
  Income tax effect                (137)        35         (104)       73

  Realized gains (losses)
    included in net income,
    net of tax                      254        (64)         193      (135)

Other comprehensive income,
  net of tax                     12,510      9,453       12,982     7,740


Comprehensive income            $61,814    $52,964     $155,409  $109,208


<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1998



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


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at September 30, 1998 and December 31, 1997, its consolidated results of operations for the three months and nine months ended September 30, 1998 and 1997, its consolidated cash flows for the nine months ended September 30, 1998 and 1997, and its consolidated comprehensive income for the three months and nine months ended September 30, 1998 and 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

AGFC uses interest rate swap agreements to reduce its exposure to adverse future fluctuations in interest expense rates by effectively converting short-term and certain long-term floating-rate debt to a fixed-rate basis. Interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $965.0 million in notional amount at September 30, 1998, with a weighted average interest rate payable of 7.24% and a weighted average interest rate receivable of 5.25%.

Treasury rate lock agreements have been used to hedge against the risk of rising interest rates on anticipated long-term debt issuances. These agreements provide for future cash settlements that are a function of specified U.S. Treasury rates. At September 30, 1998, there were no treasury rate lock agreements in effect.

AGFC's use of interest rate swap and treasury rate lock agreements did not have a material effect on the Company's weighted average interest rate or reported interest expense in the first nine months of 1998 or 1997.


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


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $345.8 million for the nine months ended September 30, 1998 compared to $423.6 million for the same period in 1997. The decrease in operating cash flow for the nine months ended September 30, 1998 when compared to the same period in 1997 was primarily due to the sale of non-strategic assets in June 1997. Operating cash flow combined with the net proceeds from issuance of debt and a capital contribution of $22.0 million from AGFI generated cash flow of $1.2 billion for the nine months ended September 30, 1998. This cash flow was used principally to finance the net originations and purchases of finance receivables of $951.5 million, to fund the increase in premiums on finance receivables purchased and deferred charges of $95.7 million, and to pay dividends to AGFI of $42.9 million. Operating cash flow combined with the proceeds from the sale of non-strategic assets, the net collections on assets held for sale, and a capital contribution of $16.0 million from AGFI generated cash flow of $1.2 billion for the nine months ended September 30, 1997. This cash flow was used principally to fund the net repayments of debt of $745.0 million, to finance the net originations and purchases of finance receivables of $217.4 million, to pay dividends to AGFI of $137.1 million, and to repurchase $100.0 million of securitized finance receivables.

Dividends are paid (or capital contributions are received) to manage the Company's leverage to a target of 6.50 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at September 30, 1998 was 6.49 to 1. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay; however, management does not expect those limits to affect AGFC's ability to maintain targeted leverage.


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The targeted mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At September 30, 1998, the Company's capital totaled $9.4 billion, consisting of $7.9 billion of debt and $1.5 billion of equity, compared to $8.0 billion at September 30, 1997, consisting of $6.7 billion of debt and $1.3 billion of equity.

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

The Company manages anticipated cash flows of its assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the Company's mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of floating-rate funding, thereby limiting its exposure to adverse interest rate movements. In addition, AGFC has used treasury rate lock agreements to hedge against the risk of rising interest rates on anticipated long-term debt issuances.


Credit Facilities

The Company participates in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 1998, the Company was an eligible borrower under $5.0 billion of committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). The annual commitment fees for the shared committed facilities ranged from .05% to .07%. The Company pays only an allocated portion of the commitment fees for such committed facilities. At September 30, 1998, the Company also had $141.0 million of uncommitted credit facilities and was an eligible borrower under $200.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any outstanding borrowings. At September 30, 1998, there were no borrowings under any credit facilities.


Year 2000

Internal Systems. The Company is in the process of modifying its internal systems to achieve Year 2000 readiness. The Company has developed and is implementing a plan to minimize the risk of a significant negative impact on its operations.

The  Company's  plan includes  the following  activities:   (1)  perform an
inventory of the Company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the Company to business interruptions due to Year 2000 issues; (3) reprogram or replace systems that are not Year 2000 ready; (4) test systems to prove that they will function into the next century as they do currently; and (5) return the systems to operations. As of September 30, 1998, the inventory and assessment activities are substantially complete, and the Company is progressing with activities (3) and (4). The Company expects to substantially complete the remaining activities for critical systems by December 31, 1998. However, activities (3) through (5) for certain systems will continue in 1999.

Third Party Relationships. The Company has relationships with various third parties who must also be Year 2000 ready. These third parties provide (or receive) resources and services to (or from) the Company and include organizations with which the Company exchanges information. Third parties include vendors of hardware, software, and information services; providers of infrastructure services such as voice and data communications and utilities for office facilities; and customers. Third parties differ from internal systems in that the Company exercises less, or no, control over Year 2000 readiness. The Company has developed a plan to assess and attempt to mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. The plan includes the following activities: (1) identify and classify third party dependencies;
(2) research, analyze, and document Year 2000 readiness for critical third parties; and (3) test critical hardware and software products and electronic interfaces. As of September 30, 1998, the identification and classification activities are substantially complete. The Company expects to substantially complete the research and analysis of critical third parties' Year 2000 readiness by December 31, 1998. Due to the various stages of third parties' Year 2000 readiness, testing activities will extend through 1999.

Contingency Plan. The Company has commenced contingency planning to reduce the risk of Year 2000-related business failures. The contingency plan, which addresses both internal systems and third party relationships, includes the following activities: (1) evaluate the consequences of failure of business processes with significant exposure to Year 2000 risk; (2) determine the probability of a Year 2000-related failure for those processes that have a high consequence of failure; (3) develop an action plan to complete contingency plan for those processes that rank high in both consequence and probability of failure; and (4) complete the applicable action plan. The Company has substantially completed evaluation activities as of September 30, 1998 and is proceeding with the subsequent activities. The Company expects to substantially complete all contingency planning activities by April 30, 1999.

Risks and Uncertainties. Based on its plan to make internal systems ready for Year 2000, to deal with third party relationships, and to develop contingency actions, the Company believes that it will experience at most isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on the Company's future results of operations, liquidity, or financial condition. However, due to the magnitude and complexity of this project, risks and uncertainties exist and the Company is not able to predict a most reasonably likely worst case scenario. If conversion of the Company's internal systems is not completed on a timely basis (due to non-performance by significant third-party vendors, lack of qualified personnel to perform the Year 2000 work, or other unforeseen circumstances in completing the Company's plan), or if critical third parties fail to achieve Year 2000 readiness on a timely basis, the Year 2000 issues could have a material adverse impact on the Company's operations following the turn of the century.

Costs. Through September 30, 1998, the Company has incurred and expensed $3.6 million (pretax) related to Year 2000 readiness, including $2.9 million incurred during the first nine months of 1998. The Company currently anticipates that it will incur future costs of approximately $3.7 million (pretax) for additional internal staff, third-party vendors, and other expenses to achieve Year 2000 readiness. In addition, the Company has elected to accelerate the planned replacement of certain systems as part of the Year 2000 plan. Costs of the replacement systems are being capitalized and amortized over their useful lives, recorded as operating leases, or expensed as incurred in accordance with the Company's normal accounting policies. The Company currently anticipates total replacement costs of $2.1 million.

                       SELECTED FINANCIAL INFORMATION


The following table shows selected financial information of the Company:

                                 At or for the            At or for the
                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                             1998            1997     1998            1997
                                        (dollars in thousands)
Average finance receivables
  net of unearned finance
  charges (average net
  receivables)              $8,494,989  $7,266,025   $8,124,103  $7,300,959

Average borrowings          $7,768,517  $6,616,365   $7,418,940  $7,001,072

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables               15.73%      16.82%       16.09%      16.95%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     6.56%       6.93%        6.63%       6.83%

Interest spread - yield
  less borrowing cost            9.17%       9.89%        9.46%      10.12%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                2.09%       2.56%        2.16%       2.57%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                5.98%       6.42%        6.14%       6.31%

Return on average assets
  (annualized)                   1.95%       2.00%        1.96%       1.48%

Return on average equity
  (annualized)                  13.25%      13.23%       13.24%      10.02%

Charge-off ratio - net
  charge-offs (annualized)
  as a percentage of the
  average of net finance
  receivables at the
  beginning of each month
  during the period              2.44%       3.28%        2.59%       3.61%

                                                       At or for the
                                                     Nine Months Ended
                                                       September 30,
                                                     1998        1997

Allowance ratio - allowance for finance
  receivable losses as a percentage of
  net finance receivables                            4.12%       5.05%

Ratio of earnings to fixed charges (refer
  to Exhibit 12 for calculations)                    1.60        1.44

Delinquency ratio - finance receivables 60
  days or more past due as a percentage of
  related receivables                                3.77%       3.85%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on fixed-maturity
  investment securities                              6.49        6.45

Debt to equity ratio                                 5.22        5.06



                       ANALYSIS OF OPERATING RESULTS


Net Income

Net income increased $5.8 million, or 13%, for the three months ended September 30, 1998 and $41.0 million, or 40%, for the nine months ended September 30, 1998 when compared to the same periods in 1997 reflecting lower net charge-offs and finance receivable growth. The increase in net income for the nine months ended September 30, 1998 also reflected the loss on the sale of non-strategic assets during second quarter 1997.

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

Results of the action program became evident in 1997 and continued to improve the Company's operating results in the first nine months of 1998. The charge-off ratio improved 102 basis points for the nine months ended September 30, 1998 when compared to the same period in 1997, which more than offset the decline in yield of 86 basis points.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charge revenues increased $28.6 million, or 9%, for the three months ended September 30, 1998 and $52.4 million, or 6%, for the nine months ended September 30, 1998 when compared to the same periods in 1997 due to increases in average net receivables, partially offset by declines in yield. Average net receivables increased $1.2 billion, or 17%, for the three months ended September 30, 1998 and $823.1 million, or 11%, for the nine months ended September 30, 1998 when compared to the same periods in 1997 primarily due to growth in real estate loans. The increase in average net receivables for the nine months ended September 30, 1998 was partially offset by the sale of certain private label receivables in second quarter 1997. Yield decreased 109 basis points for the three months ended September 30, 1998 and 86 basis points for the nine months ended September 30, 1998 when compared to the same periods in 1997 primarily due to the larger proportion of finance receivables that are real estate loans, which generally have lower yields.


Insurance Revenues

Insurance revenues decreased $2.1 million, or 5%, for the three months ended September 30, 1998 and $9.1 million, or 6%, for the nine months ended September 30, 1998 when compared to the same periods in 1997 primarily due to decreases in earned premiums. Earned premiums decreased primarily due to a decrease in related loan volume in 1996 and the first three quarters of 1997.


Other Revenues

Other revenues decreased $.6 million, or 3%, for the three months ended September 30, 1998 and increased $4.7 million, or 7%, for the nine months ended September 30, 1998 when compared to the same periods in 1997. The increase in other revenues for the nine months ended September 30, 1998 was primarily due to an increase in investment revenue reflecting growth in average invested assets, partially offset by a decline in adjusted portfolio yield.


Interest Expense

Interest expense increased $13.0 million, or 11%, for the three months ended September 30, 1998 and $34.0 million, or 10%, for the nine months ended September 30, 1998 when compared to the same periods in 1997 due to increases in average borrowings to support asset growth, partially offset by declines in borrowing cost. Borrowing cost decreased 37 basis points for the three months ended September 30, 1998 and 20 basis points for the nine months ended September 30, 1998 when compared to the same periods in 1997.

Operating Expenses

Operating expenses increased $10.4 million, or 9%, for the three months ended September 30, 1998 and $28.4 million, or 8%, for the nine months ended September 30, 1998 when compared to the same periods in 1997 primarily due to increases in salaries and benefits, litigation expenses, amortization of intangibles, and advertising expenses, partially offset by an increase in deferred loan acquisition costs. The increase in salaries and benefits expense reflects an increase in incentive program expenses, partially offset by a workforce reduction of approximately 330 positions since September 30, 1997 which includes the effects of cost containment programs and the sale of the non-strategic assets during second quarter 1997.


Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $2.9 million, or 5%, for the three months ended September 30, 1998 and $33.1 million, or 18%, for the nine months ended September 30, 1998 when compared to the same periods in 1997 due to decreases in net charge-offs totaling $7.9 million and $40.6 million, respectively.

Net charge-offs for the three months ended September 30, 1998 decreased to $51.5 million from $59.4 million for the same period in 1997. The charge-off ratio for third quarter 1998 was 2.44% compared to 3.28% for third quarter 1997.

At September 30, 1998, delinquencies were $347.3 million compared to $305.9 million at September 30, 1997. The delinquency ratio at September 30, 1998 was 3.77% compared to 3.85% at September 30, 1997. The decrease in the delinquency ratio from September 30, 1997 reflected the results of the Company's efforts to improve credit quality. The delinquency ratio increased from 3.45% at June 30, 1998 reflecting the effects of general economic conditions, as well as the maturing of purchased real-estate portfolios which were primarily new originations when purchased.

At September 30, 1998, the allowance for finance receivable losses was $355.6 million compared to $370.6 million at September 30, 1997. The allowance ratio at September 30, 1998 was 4.12% compared to 5.05% at
September 30, 1997. The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio which reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio.


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

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $2.8 million, or 12%, for the three months ended September 30, 1998 and $4.7 million, or 7%, for the nine months ended September 30, 1998 when compared to the same periods in 1997 due to decreases in claims paid and provision for future benefits. Claims decreased $2.2 million and $3.3 million, respectively, primarily due to lower earned premiums and favorable loss experience on credit insurance. Provision for future benefits decreased $.6 million and $1.4 million, respectively, due to reduced sales of non-credit insurance products.


Provision for Income Taxes

The provision for income taxes increased $2.2 million, or 9%, for the three months ended September 30, 1998 and $24.8 million, or 42%, for the nine months ended September 30, 1998 when compared to the same periods in 1997 primarily due to higher taxable income.


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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; (3) the Company's ability to achieve Year 2000 readiness for critical systems and operations on a timely basis; (4) adverse litigation results or resolution of litigation; and (5) the Company's failure to achieve anticipated levels of expense savings from cost-saving initiatives. Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the Company's 1997 Form 10-K, AGFC and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in certain jurisdictions continues to create the potential for an unpredictable judgment in any given suit.


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

     Current Report on Form 8-K dated October 28, 1998, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended September 30, 1998.

     Current Report on Form 8-K dated October 30, 1998, with respect to the authorization for issuance of $400 million aggregate principal amount of the Company's 5 3/4% Senior Notes due November 1, 2003.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE CORPORATION
                                              (Registrant)



Date:  November 12, 1998          By /s/ Robert A. Cole
                                         Robert A. Cole
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             20

(27)  Financial Data Schedule.                                       21