Form 10-K
period 1998-12-31
AMERICAN GENERAL FINANCE CORP
filed 1999-03-19
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

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

At March 19, 1999, no common stock of the registrant was held by a non-affiliate.

At March 19, 1999, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                             TABLE OF CONTENTS




           Item                                                      Page

Part I      1.  Business . . . . . . . . . . . . . . . . . . . . . . .  3

            2.  Properties . . . . . . . . . . . . . . . . . . . . . . 16

            3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 16

            4.  Submission of Matters to a Vote of Security Holders. .  *

Part II     5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters  . . . . . . . . . . . . . . . . 17

            6.  Selected Financial Data  . . . . . . . . . . . . . . . 17

            7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . 18

           7A.  Quantitative and Qualitative Disclosures About
                  Market Risk  . . . . . . . . . . . . . . . . . . . . 29

            8.  Financial Statements and Supplementary Data  . . . . . 30

            9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure . . . . . . . **

Part III   10.  Directors and Executive Officers of the Registrant . .  *

           11.  Executive Compensation . . . . . . . . . . . . . . . .  *

           12.  Security Ownership of Certain Beneficial Owners
                  and Management . . . . . . . . . . . . . . . . . . .  *

           13.  Certain Relationships and Related Transactions . . . .  *

Part IV    14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K  . . . . . . . . . . . . . . . . . . . . 63



      * Items 4, 10, 11, 12, and 13 are not included, as per conditions met by Registrant set forth in General Instructions I(1)(a) and
           (b) of Form 10-K.

     ** Item 9 is not included, as no information was required by Item 304 of Regulation S-K.

                                   PART I

Item 1.  Business.

                                  GENERAL

American General Finance Corporation will be referred to in this document as "AGFC" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company". AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. All of the common stock of AGFC is owned by American General Finance, Inc. (AGFI), which was incorporated in Indiana in 1974. Since 1982, AGFI has been a direct or indirect wholly-owned subsidiary of American General Corporation (American General), the parent company of one of the nation's largest diversified financial services organizations. American General's operating subsidiaries are leading providers of retirement services, life insurance, and consumer loans. American General, a Texas corporation headquartered in Houston, is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

AGFC is a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance business. The Company conducts the credit insurance business as part of the consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both subsidiaries of AGFC.

At December  31, 1998, the Company  had 1,310 offices in  40 states, Puerto
Rico, and the U.S. Virgin Islands  and approximately 7,900 employees.   The
Company's executive offices are located in Evansville, Indiana.


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

The following table shows selected financial information of the Company:

                                          Years Ended December 31,
                                      1998          1997          1996
                                           (dollars in thousands)

Average finance receivables net
  of unearned finance charges
  (average net receivables)        $8,335,435    $7,340,902    $7,930,169

Average borrowings                 $7,630,925    $6,949,021    $6,989,745

Item 1.  Continued


                                               At or for the
                                          Years Ended December 31,
                                      1998          1997          1996

Yield - finance charges as a
  percentage of average net
  receivables                        15.87%        16.80%        17.84%

Borrowing cost - interest
  expense as a percentage
  of average borrowings               6.57%         6.82%         6.90%

Interest spread - yield
  less borrowing cost                 9.30%         9.98%        10.94%

Insurance revenues as a
  percentage of average
  net receivables                     2.11%         2.57%         2.60%

Operating expenses as a
  percentage of average
  net receivables                     5.93%         6.36%         6.27%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                         3.94%         4.64%         5.18%

Charge-off ratio - net charge-offs
  as a percentage of the average
  of net finance receivables at
  the beginning of each month
  during the period                   2.60%         3.62%         5.51%

Delinquency ratio - finance
  receivables 60 days or more
  past due as a percentage
  of related receivables              3.78%         3.61%         3.84%

Return on average assets              1.96%         1.51%          .55%

Return on average equity             13.31%        10.16%         3.55%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 for
  calculations)                       1.60          1.44          1.16

Debt to tangible equity ratio -
  debt to equity less goodwill
  and net unrealized gains or
  losses on investment securities     6.46          6.54          7.08

Debt to equity ratio                  5.33          5.16          5.57

Item 1.  Continued


                        CONSUMER FINANCE OPERATIONS

The Company makes loans directly to individuals, acquires real estate loans made by brokers and other real estate lenders, purchases retail sales contract obligations of individuals, and offers revolving retail and private label services. The Company conducts its lending and retail operations through its consumer branch and centralized real estate segments. See Note 21. of the Notes to Consolidated Financial Statements in Item 8. for further information on the Company's segments.

In its loan operations, the Company makes home equity loans, originates secured and unsecured consumer loans, and acquires real estate loans from mortgage brokers and other real estate lenders. The Company generally takes a security interest in real property and/or personal property of the borrower. At December 31, 1998, real estate loans accounted for 60% of the amount and 7% of the number of net finance receivables outstanding, compared to 52% of the amount and 7% of the number of net finance receivables outstanding at December 31, 1997. Real estate loans generally have maximum original terms of 360 months. Non-real estate loans generally have maximum original terms of 60 months.

In its retail operations, the Company purchases retail sales contracts arising from the retail sale of consumer goods and services, provides revolving retail services for various business entities, and purchases private label receivables originated by American General Financial Center (AGFC-Utah), a subsidiary of AGFI, pursuant to a participation agreement. Retail sales contracts are primarily closed-end accounts which consist of a single purchase. Revolving retail and private label are open-end revolving accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by purchase money security interests in the goods purchased and generally require minimum monthly payments based on outstanding balances.

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

Prior to such sale, the Company purchased MasterCard and VISA credit card receivables originated by AGFC-Utah pursuant to a participation agreement. Credit cards were unsecured and required minimum monthly payments based on outstanding balances.

Item 1.  Continued


Finance Receivables

All finance receivable data in this report (except as otherwise indicated) is calculated after deducting unearned finance charges but before deducting allowance for finance receivable losses.

Effective January 1, 1997, certain real estate loans having advances of less than $10,000 and high loan-to-value ratios were reclassified from real estate to non-real estate loans. These loans are serviced and collected more like non-real estate loans than real estate loans. This reclassification affected $251.8 million of loans at January 1, 1997.

The following table shows the amount, number, and average size of finance receivables originated and renewed by type of finance receivable (retail sales contracts, revolving retail, and private label comprise retail sales finance) and the net purchased amount:

                                         Years Ended December 31,
                                      1998         1997         1996
Amount (in thousands):

  Real estate loans                $1,721,378   $1,542,498   $1,314,022
  Non-real estate loans             2,347,929    2,392,730    2,179,930
  Retail sales finance              1,591,816    1,419,352    1,346,032
  Credit cards                           -            -         502,379

  Total originated and renewed      5,661,123    5,354,580    5,342,363
  Net purchased (a)                 1,919,795      600,174      945,193

Total originated, renewed,
  and purchased                    $7,580,918   $5,954,754   $6,287,556


Number:

  Real estate loans                    56,416       58,136       65,647
  Non-real estate loans               865,814      888,382      945,124
  Retail sales finance                989,902      949,319      974,253

Total                               1,912,132    1,895,837    1,985,024


Average size (to nearest dollar):

  Real estate loans                   $30,512      $26,533      $20,016
  Non-real estate loans                 2,712        2,693        2,307
  Retail sales finance                  1,608        1,495        1,382


  (a)  See Note 4. of  the Notes to  Consolidated  Financial  Statements in
       Item 8. for information on purchases of finance receivables from affiliates.

Item 1.  Continued


The following table shows the amount, number, and average size of finance receivables by type of finance receivable:

                                                December 31,
                                       1998         1997         1996

Amount (in thousands):

  Real estate loans                 $5,660,414   $4,067,500   $3,652,106
  Non-real estate loans              2,510,525    2,502,051    2,459,660
  Retail sales finance               1,301,225    1,257,485    1,331,555

Total                               $9,472,164   $7,827,036   $7,443,321


Number:

  Real estate loans                    164,382      158,034      194,689
  Non-real estate loans              1,066,482    1,107,869    1,214,791
  Retail sales finance                 971,461    1,041,854    1,138,231

Total                                2,202,325    2,307,757    2,547,711


Average size (to nearest dollar):

  Real estate loans                    $34,435      $25,738      $18,759
  Non-real estate loans                  2,354        2,258        2,025
  Retail sales finance                   1,339        1,207        1,170


Geographic Distribution

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                                    December 31,
                   1998                 1997                 1996
             Amount   Percent     Amount   Percent     Amount   Percent
                               (dollars in thousands)

California  $1,461,438     15%   $  842,690     11%   $  697,734     10%
N. Carolina    728,801      8       696,261      9       672,021      9
Illinois       593,789      6       434,029      5       452,508      6
Florida        574,693      6       518,837      7       534,936      7
Ohio           559,964      6       465,489      6       454,290      6
Indiana        502,653      5       438,369      6       397,698      5
Virginia       367,995      4       356,928      4       350,349      5
Georgia        351,347      4       310,485      4       312,377      4
Other        4,331,484     46     3,763,948     48     3,571,408     48

            $9,472,164    100%   $7,827,036    100%   $7,443,321    100%

Item 1.  Continued


Average Net Receivables and Yield

Finance charges are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due for loans, retail sales contracts, and revolving retail and when the sixth contractual payment becomes past due for private label. For credit cards, the accrual of revenue was suspended when the sixth contractual payment became past due. Extension fees, late charges, and prepayment penalties are recognized as revenue when received.

The Company defers costs associated with the origination of certain finance receivables and revenue from nonrefundable points and fees on loans. Deferred origination costs and nonrefundable points and fees are included in finance receivables and are amortized to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, any unamortized costs or points and fees are charged or credited to revenue at the date of liquidation.

The following table shows average net receivables and yield by type of finance receivable:

                                       Years Ended December 31,
                                   1998          1997          1996
                                        (dollars in thousands)

Real estate loans:
  Average net receivables       $4,589,034    $3,627,736    $3,044,966
  Yield                             12.87%        13.69%        14.80%

Non-real estate loans:
  Average net receivables       $2,481,479    $2,486,771    $2,487,112
  Yield                             22.01%        21.88%        22.31%

Total loans:
  Average net receivables       $7,070,513    $6,114,507    $5,532,078
  Yield                             16.07%        17.02%        18.18%

Retail sales finance:
  Average net receivables       $1,264,922    $1,226,395    $1,868,991
  Yield                             14.74%        15.71%        16.11%

Credit cards:
  Average net receivables       $     -       $     -       $  529,100
  Yield                               -  %          -  %        20.41%

Total:
  Average net receivables       $8,335,435    $7,340,902    $7,930,169
  Yield                             15.87%        16.80%        17.84%

Item 1.  Continued


Finance Receivable Credit Quality Information

The Company's policy is to charge off each month non-real estate loans on which little or no collections were made in the prior six months, retail sales contracts which are six installments past due, and revolving retail and private label accounts which are 180 days past due. Credit card accounts were charged off when 180 days past due. The Company starts foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan amount in excess of that value is charged off. The charge-off period is occasionally extended for individual accounts when, in management's opinion, such treatment is warranted.

The following table shows finance receivable loss experience by type of finance receivable:

                                        Years Ended December 31,
                                    1998          1997          1996
                                         (dollars in thousands)
Real estate loans:
  Net charge-offs                  $ 32,462     $ 31,849     $ 36,352
  Charge-off ratio                     .72%         .88%        1.21%

Non-real estate loans:
  Net charge-offs                  $141,804     $178,644     $223,580
  Charge-off ratio                    5.72%        7.17%        8.96%

Total loans:
  Net charge-offs                  $174,266     $210,493     $259,932
  Charge-off ratio                    2.49%        3.45%        4.72%

Retail sales finance:
  Net charge-offs                  $ 40,763     $ 54,460     $125,451
  Charge-off ratio                    3.23%        4.44%        6.65%

Credit cards:
  Net charge-offs                  $   -        $   -        $ 51,386
  Charge-off ratio                     -  %         -  %        9.68%

Total:
  Net charge-offs                  $215,029     $264,953     $436,769
  Charge-off ratio                    2.60%        3.62%        5.51%


The following table shows delinquency (finance receivables 60 days or more past due including unearned finance charges and excluding deferred origination costs, a fair value adjustment on finance receivables, and accrued interest) based on contract terms in effect by type of finance receivable:

Item 1.  Continued


                                                 December 31,
                                      1998          1997          1996
                                           (dollars in thousands)

Real estate loans                   $188,452      $107,066      $ 83,239
  % of related receivables             3.32%         2.59%         2.23%

Non-real estate loans               $156,331      $160,700      $179,719
  % of related receivables             5.48%         5.71%         6.43%

Total loans                         $344,783      $267,766      $262,958
  % of related receivables             4.04%         3.85%         4.03%

Retail sales finance                $ 34,080      $ 35,930      $ 46,242
  % of related receivables             2.26%         2.45%         3.01%

Total                               $378,863      $303,696      $309,200
  % of related receivables             3.78%         3.61%         3.84%


The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio which reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio. Management evaluates the Company's finance receivables as a group and considers numerous factors in estimating the anticipated finance receivable losses, including current economic conditions, prior finance receivable loss and delinquency experience, and the composition of the finance receivable portfolio.

The following table shows changes in the allowance for finance receivable losses:

                                               At or for the
                                          Years Ended December 31,
                                      1998          1997          1996
                                           (dollars in thousands)

Balance at beginning of year        $363,126      $385,272      $482,243
Provision for finance receivable
  losses                             207,529       242,453       409,646
Allowance reclassified to assets
  held for sale                         -             -          (70,000)
Allowance related to acquired
  receivables                         17,297           354           152
Charge-offs, net of recoveries      (215,029)     (264,953)     (436,769)

Balance at end of year              $372,923      $363,126      $385,272

Allowance ratio                        3.94%         4.64%         5.18%


See Management's Discussion and Analysis in Item 7. for further information on finance receivable loss and delinquency experience and the related allowance for finance receivable losses.

Item 1.  Continued


Sources of Funds

The Company funds its consumer finance operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and capital contributions from AGFI.


Average Borrowings and Borrowing Cost

The following table shows average borrowings and interest expense as a percentage of average borrowings by type of debt:

                                     Years Ended December 31,
                                1998           1997           1996
                                      (dollars in thousands)
Long-term debt:
  Average borrowings         $4,266,955     $4,022,819     $4,680,197
  Borrowing cost                  6.96%          7.34%          7.28%

Short-term debt:
  Average borrowings         $3,363,970     $2,926,202     $2,309,548
  Borrowing cost                  6.08%          6.12%          6.13%

Total:
  Average borrowings         $7,630,925     $6,949,021     $6,989,745
  Borrowing cost                  6.57%          6.82%          6.90%

The Company's use of interest rate swap agreements, the effect of which is included in short-term borrowing cost above, is described in Note 14. of the Notes to Consolidated Financial Statements in Item 8.


Contractual Maturities

Contractual maturities of net finance receivables and debt at December 31, 1998 were as follows:
                                 Net Finance
                                 Receivables           Debt
                                    (dollars in thousands)
Due in:
  1999                           $1,185,247         $4,048,167
  2000                            1,381,704          1,284,488
  2001                              977,305            945,073
  2002                              563,202            561,729
  2003                              332,651          1,038,058
  2004 and thereafter             5,032,055            770,145

  Total                          $9,472,164         $8,647,660


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

Yosemite is a property and casualty insurance company formerly domiciled in California, redomiciled in Indiana effective December 29, 1998, and licensed in 42 states. Yosemite principally writes or assumes credit-related property and casualty coverages.

Both Merit and Yosemite market their products through the consumer branch and centralized real estate segments of the Company. The credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provide for payment in full to the lender of the finance receivable in the event of death. The credit accident and health insurance policies provide for the payment to the lender of the installments on the finance receivable coming due during a period of disability due to illness or injury. The credit-related property and casualty insurance is written to protect property pledged as security for the finance receivable and to provide for the payment to the lender of the installments on the finance receivable coming due during a period of unemployment. The purchase by the borrower of credit life, credit accident and health, and credit-related property and casualty insurance is voluntary with the exception of creditor placed property damage coverage for automobiles, large equipment, dwellings, and real estate pledged as collateral. In these instances, property damage coverage is provided under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. The non-credit insurance policies are primarily ordinary life level term coverage. The purchase of this coverage is voluntary. Premiums for insurance products are most often financed as part of the finance receivable but may be paid in cash to the insurer.

Merit and Yosemite have entered into reinsurance agreements with other insurance companies, including certain other American General subsidiaries, for assumptions of various annuities and non-credit, group, credit life, credit accident and health, and credit-related property and casualty insurance on a coinsurance basis. The reserves attributable to this business fluctuate over time and in certain instances are subject to recapture by the ceding company. At December 31, 1998, reserves on the books of Merit and Yosemite attributable to these reinsurance agreements totaled $114.6 million.

See Note 21. of the Notes to Consolidated Financial Statements in Item 8. for further information on the Company's insurance business segment.

Item 1.  Continued


The following table shows information concerning the insurance operations:

                                               At or for the
                                          Years Ended December 31,
                                        1998        1997        1996
                                           (dollars in thousands)
Life Insurance in Force

Credit life                          $2,459,818  $2,387,084  $2,629,019
Non-credit life                       3,618,052   3,910,534   3,936,856

Total                                $6,077,870  $6,297,618  $6,565,875


Premiums Earned

Credit insurance premiums earned:
    Credit life                      $   32,289  $   33,269  $   39,005
    Credit accident and health           42,261      45,687      52,379
    Property and casualty                49,403      54,292      57,895
Other insurance premiums earned:
    Non-credit life                      42,981      46,190      47,325
    Premiums assumed under
      coinsurance agreements              5,057       5,177       4,750

Total                                $  171,991  $  184,615  $  201,354


Premiums Written

Credit insurance premiums
  written:
    Credit life                      $   35,695  $   28,057  $   28,864
    Credit accident and health           42,452      39,401      39,217
    Property and casualty                47,324      47,029      52,230
Other insurance premiums written:
    Non-credit life                      42,981      46,190      47,325
    Premiums assumed under
      coinsurance agreements              5,057       5,177       4,750

Total                                $  173,509  $  165,854  $  172,386


Losses Incurred

Credit insurance losses incurred:
    Credit life                      $   14,775  $   17,465  $   20,613
    Credit accident and health           21,094      20,292      24,666
    Property and casualty                20,187      23,009      22,479
Other insurance losses incurred:
    Non-credit life                      16,999      21,279      22,974
    Premiums assumed under
      coinsurance agreements             11,632      11,402      12,079

Total                                $   84,687  $   93,447  $  102,811

Item 1.  Continued


Investments and Investment Results

The  following  table   shows  the  investment  results  of  the  insurance
operations:

                                         Years Ended December 31,
                                     1998          1997          1996
                                          (dollars in thousands)

Net investment revenue (a)         $ 74,421      $ 67,837      $ 64,860

Average invested assets (b)        $983,439      $924,411      $885,741

Adjusted portfolio yield (c)          7.88%         8.07%         8.07%

Net realized gains (losses)
  on investments (d)               $   (693)     $  1,071      $   (909)


(a) Net investment revenue is after deducting investment expense but before net realized gains or losses on investments and provision for income taxes.

(b) Average invested assets excludes the effect of Statement of Financial Accounting Standards (SFAS) 115.

(c) Adjusted portfolio yield is calculated based upon the definitions of net investment revenue and average invested assets listed in (a) and
     (b) above and also includes an adjustment for tax-exempt investments in 1996 and 1997.

(d) Includes net realized gains or losses on investment securities and other invested assets before provision for income taxes.


See Note 7. of the Notes to Consolidated Financial Statements in Item 8. for information regarding investment securities for all operations of the Company.


                                 REGULATION

Consumer Finance

Various state laws regulate the consumer lending and retail sales financing businesses. The degree and nature of such regulation varies from state to state. The laws under which a substantial amount of the Company's business is conducted provide for state licensing of lenders; impose maximum term, amount, interest rate, and other charge limitations; and enumerate whether and under what circumstances insurance and other ancillary products may be sold in connection with a lending transaction. Certain of these laws prohibit the taking of liens on real estate for loans of small dollar amounts, except liens resulting from judgments.

Item 1.  Continued


The Company also is subject to various federal regulations, including the Federal Consumer Credit Protection Act (governing disclosure of applicable charges and other finance receivable terms), the Equal Credit Opportunity Act (prohibiting discrimination against credit-worthy applicants), the Fair Credit Reporting Act (governing the accuracy and use of credit bureau reports), the Real Estate Settlement Procedures Act (regulating certain loans secured by real estate), the Federal Fair Debt Collection Practices Act (regulating debt collection activity in certain instances), and certain Federal Trade Commission rules. Federal law also preempts state law restrictions on rates and terms for certain real estate loans.


Insurance

State authorities regulate and supervise the Company's insurance subsidiaries. The extent of such regulation varies but relates primarily to conduct of business, types of products offered, standards of solvency, payment of dividends and other transactions with related parties, licensing, deposits of securities for the benefit of policyholders, approval of policy forms and premium rates, periodic examination of the affairs of insurers, form and content of required financial reports, and establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. Substantially all of the states in which the Company operates regulate the rates of premiums charged for credit life and credit accident and health insurance. State insurance laws and regulations also prescribe the nature, quality and percentage of various types of investments which the Company's insurance subsidiaries may make.


                                COMPETITION

Consumer Finance

The consumer finance industry is highly competitive due to the large number of companies offering financial products and services, the sophistication of those products, technological improvements, and more rapid communication. The Company competes with other consumer finance companies and other types of financial institutions that offer similar products and services, including, but not limited to, industrial banks, industrial loan companies, mortgage banks, commercial banks, sales finance companies, savings and loan associations, federal savings banks, and credit unions. See Competitive Factors in Item 7. for more information.


Insurance

The  Company's  insurance operations  are  primarily  supplementary to  the
consumer finance  operations.    As  such, competition  for  the  insurance
operations is relatively limited.

Item 2.  Properties.


The Company's investment in real estate and tangible property is not significant in relation to its total assets due to the nature of its business. AGFI and certain of its subsidiaries own real estate upon which AGFC and other affiliates conduct business. The Company generally conducts branch office operations in leased premises. Lease terms ordinarily range from three to five years.

The Company's exposure to environmental regulation arises from its ownership of such properties and properties obtained through foreclosure. The Company monitors properties for compliance with federal and local environmental guidelines. The Company estimates that potential costs related to any environmental clean-up are immaterial.



Item 3.  Legal Proceedings.


California v. Ochoa

In March 1994, a subsidiary of AGFI and a subsidiary of AGFC were named as defendants in a lawsuit, The People of the State of California (California)
v. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc., and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California is seeking injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of AGFI, and a civil penalty of $2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs. The Company believes that the total amounts that would ultimately be paid, if any, arising from this environmental claim would have no material effect on the Company's consolidated results of operations and financial position.


Other

AGFC and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to create the potential for an unpredictable judgment in any given suit.

                                  PART II


Item 5.  Market  for  Registrant's  Common Equity  and Related  Stockholder
         Matters.


No  trading market exists for AGFC's common  stock because AGFI owns all of
AGFC's common stock.   AGFC declared  the following cash  dividends on  its
common stock:

Quarter Ended                         1998         1997
                                    (dollars in thousands)

March 31                            $ 26,315     $   -
June 30                                 -         115,317
September 30                          16,561       21,820
December 31                             -            -

                                    $ 42,876     $137,137


See Management's  Discussion and Analysis in  Item 7., and Note  18. of the
Notes  to  Consolidated   Financial  Statements  in   Item  8.,   regarding
limitations on the ability of AGFC and its subsidiaries to pay dividends.



Item 6.  Selected Financial Data.


The following selected financial data are taken from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes in Item 8., Management's Discussion and Analysis in Item 7., and other financial information in Item 1.

                          At or for the Years Ended December 31,
                    1998        1997       1996       1995       1994
                                  (dollars in thousands)

Total revenues   $ 1,594,239 $1,511,943 $1,708,673 $1,789,184 $1,388,075

Net income (a)       194,396    137,071     50,959     92,293    243,300

Total assets      11,059,601  9,240,605  9,502,589  9,485,477  8,918,698

Long-term debt     5,162,012  3,941,486  4,416,637  4,935,894  4,265,226


(a) Per share information is not included because all of AGFC's common stock is owned by AGFI.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes in Item 8. and other financial information in
Item 1.


                      LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company's sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks under credit facilities. AGFI has also contributed capital to the Company when needed for finance receivable growth or other circumstances. Management believes that the overall sources of liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations and operational requirements.


Liquidity

The following table shows principal sources and uses of cash flow:

                                         Years Ended December 31,
                                      1998         1997         1996
                                           (dollars in millions)
Principal sources of cash flow:

  Operations                        $  445.5     $  514.3     $  589.9
  Net issuance of debt               1,545.9           -         163.0
  Capital contributions                 92.0         27.0           -
  Sale of non-strategic assets            -         732.5           -
  Net collections on assets held
    for sale                              -          61.3           -

  Principal sources of cash flow    $2,083.4     $1,335.1     $  752.9


Principal uses of cash flow:

  Net originations and purchases
    of finance receivables          $1,808.7     $  676.3     $  471.5
  Increase in premiums on finance
    receivables purchased and
    deferred charges                   123.1         41.7         47.0
  Dividends paid                        42.9        137.1        147.6
  Net repayment of debt                   -         336.0           -
  Repurchase of securitized
    finance receivables                   -         100.0           -

  Principal uses of cash flow       $1,974.7     $1,291.1     $  666.1

Item 7.  Continued


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At December 31, 1998, the Company's capital totaled $10.3 billion, consisting of $8.7 billion of debt and $1.6 billion of equity, compared to $8.5 billion at December 31, 1997, consisting of $7.1 billion of debt and $1.4 billion of equity.

The Company issues a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC and one of its subsidiaries sell commercial paper notes with maturities ranging from 1 to 270 days directly to banks, insurance companies, corporations, and other institutional investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days which may be extended by AGFC to 390 days and offers medium-term notes with original maturities of nine months or longer to institutional investors. AGFC obtains the remainder of its funds primarily through underwritten public debt offerings with maturities generally ranging from three to ten years.

Dividends have been paid (or capital contributions have been received) to manage the Company's leverage of debt to tangible equity (equity less goodwill and net unrealized gains or losses on investment securities) to
6.50 to 1. The debt to tangible equity ratio at December 31, 1998 was 6.46 to 1. Certain AGFC financing agreements have effectively limited the amount of dividends AGFC may pay. See Note 18. of the Notes to Consolidated Financial Statements in Item 8. for information on dividend restrictions.


Credit Ratings

AGFC's strong debt and commercial paper ratings enhance its access to capital markets. On March 19, 1999, AGFC's ratings were as follows:

                          Long-term Debt      Commercial Paper

Duff & Phelps             A+  (Strong)        D-1+  (Highest)
Fitch                          -              F-1+  (Highest)
Moody's                   A2  (Strong)        P-1   (Highest)
Standard & Poor's         A+  (Strong)        A-1   (Strong)


Credit Facilities

The Company participates in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 1998, credit facilities, including facilities shared with American General and AGFI, totaled $5.3 billion, with remaining availability of $5.3 billion. See Note 13. of the Notes to Consolidated Financial Statements in Item 8. for additional information on credit facilities.

Item 7.  Continued


Securitization

In April 1997, the Company repurchased $100.0 million of private label and credit card finance receivables that previously had been sold through securitization. No gain or loss resulted from this transaction. The repurchased credit card finance receivables were offered for sale along with the Company's other credit card finance receivables, which increased the carrying amount of assets held for sale by approximately $70.0 million in April 1997.

The Company may securitize a portion of its finance receivable portfolio in the future as an additional source of funds for finance receivable growth.


                       ANALYSIS OF OPERATING RESULTS

Net Income

Net income increased $57.3 million, or 42%, for 1998 and $86.1 million, or 169%, for 1997 when compared to the respective previous year. See Note 21. of the Notes to Consolidated Financial Statements for information on the results of the Company's business segments.

During the past three years, the Company has improved credit quality by selling under-performing receivable portfolios, raising underwriting standards, and rebalancing the portfolio to increase the proportion of real estate loans. At December 31, 1998, real estate loans accounted for 60% of total net finance receivables outstanding compared to 52% at December 31, 1997 and 49% at December 31, 1996.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charges increased $89.6 million, or 7%, for 1998 and decreased $181.2 million, or 13%, for 1997 when compared to the respective previous year.

The increase in finance charges for 1998 when compared to 1997 was due to an increase in average net receivables, partially offset by a decrease in yield. Average net receivables increased $994.5 million, or 14%, during 1998 when compared to 1997 primarily due to growth in real estate loans, partially offset by the sale of certain private label receivables in second quarter 1997. Yield decreased 93 basis points during 1998 when compared to 1997 primarily due to the larger proportion of finance receivables that are real estate loans, which generally have lower yields.

The decrease in finance charges for 1997 when compared to 1996 was due to decreases in both average net receivables and yield. Average net receivables decreased $589.3 million, or 7%, during 1997 when compared to 1996 primarily due to the reclassification and sales of certain finance receivables and the liquidation of underperforming receivables, partially

Item 7.  Continued


offset by growth in real estate loans. The exclusion of finance charges related to the assets held for sale for 1997 totaled $75.0 million. Yield decreased 104 basis points during 1997 when compared to 1996 primarily due to the larger proportion of finance receivables that were real estate loans, which generally have lower yields.


Insurance Revenues

Insurance revenues decreased $12.6 million, or 7%, for 1998 and $17.6 million, or 9%, for 1997 when compared to the respective previous year.

The decreases in insurance revenues were primarily due to decreases in earned premiums. Earned premiums decreased primarily due to a decrease in related loan volume during 1996 and the first three quarters of 1997.


Other Revenues

Other revenues increased $5.3 million, or 6%, for 1998 and $2.1 million, or 2%, for 1997 when compared to the respective previous year.

The increase in other revenues for 1998 when compared to 1997 was primarily due to an increase in investment revenue reflecting growth in average invested assets for the insurance operations of $59.0 million, partially offset by $.7 million of realized losses on investments in 1998 compared to $1.1 million of realized gains on investments in 1997 and a decline in adjusted portfolio yield of 19 basis points.

The increase in other revenues for 1997 when compared to 1996 was primarily due to an increase in investment revenue, partially offset by a decrease in interest revenue on notes receivable from parent. Investment revenue increased for 1997 when compared to 1996 due to growth in average invested assets for the insurance operations of $38.7 million and $1.1 million of realized gains on investments in 1997 compared to $.9 million of realized losses on investments in 1996. Adjusted portfolio yield for 1997 remained substantially the same when compared to 1996.


Interest Expense

Interest expense increased $50.6 million, or 11%, for 1998 and decreased $31.4 million, or 7%, for 1997 when compared to the respective previous year.

The increase in interest expense for 1998 when compared to 1997 was due to an increase in average borrowings, partially offset by a decline in borrowing cost. Average borrowings increased $681.9 million, or 10%, for 1998 when compared to 1997 primarily to support finance receivable growth. Borrowing cost decreased 25 basis points during 1998 when compared to 1997 due to lower rates on both long-term and short-term debt.

Item 7.  Continued


The decrease in interest expense for 1997 when compared to 1996 was due to the exclusion of interest expense related to the assets held for sale totaling $23.2 million, a decline in borrowing cost, and a decrease in average borrowings. Borrowing cost decreased 8 basis points for 1997 when compared to 1996 primarily due to an increased proportion of short-term debt at lower rates. Average borrowings decreased $40.7 million, or 1%, for 1997 when compared to 1996 primarily due to the sales of certain private label receivables during second quarter 1997, substantially offset by growth in real estate loans during 1997.


Operating Expenses

Operating expenses increased $27.5 million, or 6%, for 1998 and decreased $30.4 million, or 6%, for 1997 when compared to the respective previous year.

The increase in operating expenses for 1998 when compared to 1997 was primarily due to increases in litigation expenses, salaries and benefits, and amortization of intangibles, partially offset by an increase in deferred loan acquisition costs. The increase in litigation expenses was primarily due to estimated settlements and costs of litigation in various Alabama and Mississippi cases. See Legal Proceedings in Item 3. for further information. The increase in salaries and benefits expense reflects an increase in incentive program expenses, partially offset by a workforce reduction of approximately 400 positions since December 31, 1997 which includes the effects of cost containment programs and the sale of the non-strategic assets during second quarter 1997.

The decrease in operating expenses for 1997 when compared to 1996 was primarily due to the exclusion of expenses to service the assets held for sale totaling $18.2 million, certain non-recurring operating expenses associated with discontinued initiatives that negatively impacted the financial results for 1996 by $8.9 million, and the effects of cost containment programs.


Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $34.9 million, or 14%, for 1998 and $167.2 million, or 41%, for 1997 when compared to the respective previous year reflecting decreases in net charge-offs. The decrease in net charge-offs for 1997 when compared to 1996 included the exclusion of net charge-offs related to the assets held for sale totaling $58.6 million.

Net charge-offs from finance receivables for 1998 decreased to $215.0 million from $265.0 million for 1997 and $436.8 million for 1996. The charge-off ratio for 1998 decreased to 2.60% compared to 3.62% for 1997 and 5.51% for 1996. Excluding the portfolios held for sale, the charge-off ratio was 4.72% for 1996.

Item 7.  Continued


At December 31, 1998, delinquencies were $378.9 million compared to $303.7 million at December 31, 1997 and $309.2 million at December 31, 1996. The delinquency ratio at December 31, 1998 was 3.78% compared to 3.61% at December 31, 1997 and 3.84% at December 31, 1996. The increase in the delinquency ratio for 1998 when compared to 1997 was primarily due to the maturing of purchased real-estate portfolios which were primarily new originations when purchased and the effects of general economic conditions.

At December 31, 1998, the allowance for finance receivable losses was $372.9 million compared to $363.1 million at December 31, 1997 and $385.3 million at December 31, 1996. The allowance ratio at December 31, 1998 was 3.94% compared to 4.64% at December 31, 1997 and 5.18% at December 31, 1996. The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio which reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio.


Loss on Non-strategic Assets

In fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. These receivables and an associated allowance for finance receivable losses of $70.0 million were reclassified to assets held for sale at December 31, 1996, and a loss of $137.0 million ($88.1 million aftertax) was recognized to reduce the carrying amount of the assets held for sale to net realizable value. In June 1997, the Company sold the assets held for sale and $81.4 million of other private label finance receivables and recorded an additional loss of $42.2 million ($27.0 million aftertax) primarily to establish a liability for estimated future payments to the purchaser under a five-year loss sharing agreement. See
Note 10. of the Notes to Consolidated Financial Statements in Item 8. for further information on the reclassification and subsequent sale of non-strategic assets.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $8.8 million, or 9%, for 1998 and $9.4 million, or 9%, for 1997 when compared to the respective previous year.

The decreases in insurance losses and loss adjustment expenses were due to decreases in provision for future benefits and in claims paid. Provision for future benefits decreased $3.9 million for 1998 and $3.7 million for 1997 due to reduced sales of non-credit insurance products. Claims decreased $4.9 million for 1998 and $5.7 million for 1997 primarily due to lower earned premiums and favorable loss experience on credit insurance.

Item 7.  Continued


Provision for Income Taxes

Provision for income taxes increased $32.8 million, or 41%, for 1998 and $50.4 million, or 176%, for 1997 when compared to the respective previous year primarily due to higher taxable income. The effective income tax rate was 36.52% for 1998, 36.57% for 1997, and 36.01% for 1996.


                      ANALYSIS OF FINANCIAL CONDITION

At December 31,  1998, the  Company's assets were  distributed as  follows:
82.28% in net finance receivables, less allowance for finance receivable losses; 9.00% in investment securities; 5.90% in other assets; 1.65% in notes receivable from parent; and 1.17% in cash and cash equivalents.


Asset Quality

The Company believes that its geographic diversification reduces the risk associated with a recession in any one region. In addition, 95% of the finance receivables at December 31, 1998 were secured by real property or personal property.

The allowance ratio decrease for 1998 reflects the action taken after management's review of the allowance adequacy. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio. While finance receivables have some exposure to further economic uncertainty, management believes that the allowance for finance receivable losses is adequate to absorb anticipated losses in the existing portfolio.

Investment securities principally represent the investment portfolio of the Company's insurance operations. The investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.

The largest intangible asset is acquisition-related goodwill which is charged to expense in equal amounts over 20 to 40 years. See Notes 2. and
9. of the Notes to Consolidated Financial Statements in Item 8. for further information on goodwill.


Operating and Capital Requirements

The overall sources of cash available to the Company are expected to be more than sufficient to satisfy operating requirements in 1999. See Liquidity and Capital Resources for information on the Company's operating and capital requirements.

Item 7.  Continued


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


                        BUSINESS ENVIRONMENT FACTORS

The Company operates in a business environment which requires effective and efficient managerial performance, and a prudent lending and investment strategy. The three most relevant environmental factors affecting the Company are economic, regulatory, and competitive.


Economic Factors

The three key economic factors that affect the Company's results are interest rates, inflation, and the economic cycle.

Interest Rates. Interest rates in the United States decreased in 1998 when compared to 1997 and were substantially the same in 1997 when compared to 1996. The Company's finance receivables, investment securities, long-term debt, and short-term debt react over varying periods of time to movements in interest rates. See Analysis of Operating Results for further information on the changes in yield, adjusted portfolio yield, and borrowing cost. See Quantitative and Qualitative Disclosures About Market Risk in Item 7A. for sensitivity analysis.

Inflation. Inflation and inflationary expectations are factors that to some extent affect the Company's revenue and expenses and are factors implicit in interest rates. During each of the last three years, the Company operated in a low inflation environment.

Real estate loans are particularly subject to refinancing when market interest rates trend lower. However, revenue generated from interest rates charged on non-real estate loans and retail sales finance receivables are relatively insensitive to movements in interest rate levels. Net investment revenue and realized gains or losses on the Company's investment securities, and borrowing cost on the Company's long-term and short-term debt, are relatively sensitive over varying periods of time to movements in general interest rate levels caused by inflation. The Company's operating expenses are no more or less sensitive to the effects of inflation than would be experienced by businesses in general.

Item 7.  Continued


Economic Cycle. The Company believes that its relatively conservative lending policies, its conservative insurance underwriting and investment policies, and its geographic diversification mitigate the potential impact of defaults on finance receivables and investments in any downturn of the U.S. economic cycle.

During 1998 and 1997, the rates of increase in U.S. consumer credit moderated from the rate of increase during 1996. Lenders are exercising relative restraint in extending credit as a result of the increased frequency of personal bankruptcy filings, and consumers are apparently lessening their credit demands. The Company believes that there will be moderate economic growth for the country in general during 1999. Although this economic outlook suggests that growth in net receivables from internal initiatives will also be moderate, management anticipates that improvements in loan production and portfolio acquisitions will favorably impact net receivable growth in 1999.


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


Competitive Factors

Consumer finance companies compete with other types of financial institutions which offer similar products and services. Competition in financial services markets continues to intensify due to the increased number and sophistication of financial products, technological improvements, and more rapid communication.

The Company has positioned itself to meet the continuing challenge of competition in three primary ways:

Customer Focus. The Company focuses on selling financial service products to low- to middle-income consumers.

Customer Service.   The Company concentrates on  delivering quality service
to  its customers.   This  is done  through one  of the  industry's largest
domestic branch networks.

Productivity.    The  Company  continuously  monitors  performance  of  its branches and products and makes organizational and procedural changes as necessary.

Item 7.  Continued


Year 2000 Contingency

Internal Systems. The Company is modifying its internal systems to achieve Year 2000 readiness. The Company has developed and is implementing a plan to minimize the risk of a significant negative impact on its operations.

The Company's plan includes the following activities: (1) perform an inventory of the Company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the Company to business interruptions due to Year 2000 issues; (3) reprogram or replace systems that are not Year 2000 ready; (4) test systems to prove that they will function into the next century as they do currently; and (5) return the systems to operations. As of December 31, 1998, these activities have been completed for substantially all of the Company's critical systems, making them Year 2000 ready. Vendor upgrades for a small number of systems are expected in the first half of 1999; therefore, activities (3) through (5) are ongoing for these systems. The Company will continue to test its systems throughout 1999 to maintain Year 2000 readiness.

Third Party Relationships. The Company has relationships with various third parties who must also be Year 2000 ready. These third parties provide (or receive) resources and services to (or from) the Company and include organizations with which the Company exchanges information. Third parties include vendors of hardware, software, and information services; providers of infrastructure services such as voice and data communications and utilities for office facilities; and customers. Third parties differ from internal systems in that the Company exercises less, or no, control over their Year 2000 readiness. The Company has developed a plan to assess and attempt to mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. The plan includes the following activities: (1) identify and classify third party dependencies;
(2) research, analyze, and document Year 2000 readiness for critical third parties; and (3) test critical hardware and software products and electronic interfaces. As of December 31, 1998, the Company has identified and assessed approximately 100 critical third party dependencies. A more detailed evaluation will be completed during first quarter 1999 as part of the Company's contingency planning efforts. Due to the various stages of third parties' Year 2000 readiness, the Company's testing activities will extend throughout 1999.

Contingency Plan. The Company has commenced contingency planning to reduce the risk of Year 2000-related business failures. The contingency plan, which addresses both internal systems and third party relationships, includes the following activities: (1) evaluate the consequences of failure of business processes with significant exposure to Year 2000 risk; (2) determine the probability of a Year 2000-related failure for those processes that have a high consequence of failure; (3) develop an action plan to complete contingency plan for those processes that rank high in consequence and probability of failure; and (4) complete the applicable action plan. The Company is currently developing a contingency plan and expects to substantially complete all contingency planning activities by April 30, 1999.

Item 7.  Continued


Risks and Uncertainties. Based on its plan to make internal systems ready for Year 2000, to deal with third party relationships, and to develop contingency actions, the Company believes that it will experience at most isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on the Company's future results of operations, liquidity, or financial condition. However, due to the magnitude and complexity of this project, risks and uncertainties exist and the Company is not able to predict a most reasonably likely worst case scenario. If Year 2000 readiness is not achieved due to nonperformance by significant third party vendors, the Company's failure to maintain critical systems as Year 2000 ready, failure of critical third parties to achieve Year 2000 readiness on a timely basis, or other unforeseen circumstances in completing the Company's plans, the Year 2000 issues could have a material adverse impact on the Company's operations following the turn of the century.

Costs. Through December 31, 1998, the Company has incurred and expensed $6.3 million (pretax) related to Year 2000 readiness, including $5.6 million incurred during 1998. The Company currently anticipates that it will incur future costs of approximately $1.0 million (pretax) to maintain Year 2000 readiness, complete Year 2000 work on non-critical systems and third party relationships, and complete contingency planning activities. In addition, the Company accelerated the planned replacement of certain systems as part of the Year 2000 plan. Costs of the replacement systems were capitalized and are being amortized over their useful lives, recorded as operating leases, or expensed as incurred in accordance with the Company's normal accounting policies. All anticipated replacement costs were incurred in 1998 and totaled $2.1 million.


                         FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained in this report relative to trends in the Company's operations or financial results, as well as other statements including words such as "anticipate,"
"believe,"  "plan,"  "estimate,"  "expect,"  "intend,"  and  other  similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) competitive, regulatory, or tax changes that affect the cost of, or demand for, the Company's products; (3) the Company's ability or the ability of third parties to achieve and maintain Year 2000 readiness for significant systems and operations; and
(4) adverse litigation results or resolution of litigation. Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking

Item 7.  Continued


information, whether as a result of new information, future developments, or otherwise.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


The fair values of certain of the Company's assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities. In aggregate, the estimated impact of an immediate and sustained 100 basis point increase or decrease in interest rates on the fair values of the Company's interest-rate sensitive financial instruments would not be material to the Company's financial position.

The Company has elected to present the quantitative information using a sensitivity analysis, as this is the most widely-used method in the financial services industry. The estimated increases (decreases) in fair values of interest-rate sensitive financial instruments at December 31, 1998 and 1997, all of which were entered into for purposes other than trading, were as follows:

                             December 31, 1998       December 31, 1997
                           +100 bp       -100 bp   +100 bp       -100 bp
                                       (dollars in thousands)
Assets
Net finance receivables,
  less allowance for
  finance receivable
  losses                   $(248,813)  $ 269,131   $(191,982)  $ 205,778
Fixed-maturity securities    (52,838)     55,410     (41,433)     43,199

Liabilities
Long-term debt              (154,796)    162,750    (108,017)    114,280

Derivatives
Interest rate swaps          (34,109)     36,430     (24,066)     25,320
Treasury rate locks             -           -        (18,627)     23,570


The changes in fair values were derived by modeling estimated cash flows of certain of the Company's assets and liabilities as of December 31, 1998 and 1997. These cash flows do not consider loan originations, debt issuances, or new investment purchases. The cash flows on investment securities were adjusted to reflect changes in prepayments and calls.

Item 7A.  Continued


Care should be exercised in drawing conclusions based on the above analysis. While these changes in fair values provide a measure of interest rate sensitivity, they are not representative of management's expectations about the impact of interest rate changes. This analysis is also based on the Company's exposure at a particular point in time, without regard to the impact of certain business decisions or initiatives that management would likely undertake to mitigate or eliminate some or all of the adverse effects of the modeled scenarios.



Item 8.  Financial Statements and Supplementary Data.


The Report of Independent Auditors and the related consolidated financial statements are presented on the following pages.

                       REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance Corporation


We have audited the accompanying consolidated balance sheets of American General Finance Corporation (a wholly-owned subsidiary of American General Finance, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              ERNST & YOUNG, LLP

Indianapolis, Indiana
February 16, 1999

           American General Finance Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                                        December 31,
                                                     1998          1997
                                                   (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges  (Note 5.):
    Real estate loans                             $ 5,660,414   $4,067,500
    Non-real estate loans                           2,510,525    2,502,051
    Retail sales finance                            1,301,225    1,257,485

Net finance receivables                             9,472,164    7,827,036
Allowance for finance receivable
  losses  (Note 6.)                                  (372,923)    (363,126)
Net finance receivables, less allowance
  for finance receivable losses                     9,099,241    7,463,910

Investment securities  (Note 7.)                      995,799      928,411
Cash and cash equivalents                             129,500       91,076
Notes receivable from parent  (Note 8.)               182,930      185,028
Other assets  (Note 9.)                               652,131      572,180

Total assets                                      $11,059,601   $9,240,605


Liabilities and Shareholder's Equity

Long-term debt  (Note 11.)                        $ 5,162,012   $3,941,486
Commercial paper  (Notes 12., 13. and 14.)          3,485,648    3,157,671
Insurance claims and policyholder
  liabilities                                         437,079      436,859
Other liabilities                                     331,709      308,601
Accrued taxes                                          19,811       21,073

Total liabilities                                   9,436,259    7,865,690

Shareholder's equity:
  Common stock  (Note 17.)                              5,080        5,080
  Additional paid-in capital                          810,914      718,914
  Accumulated other comprehensive
    income  (Note 7.)                                  39,419       34,512
  Retained earnings  (Note 18.)                       767,929      616,409

Total shareholder's equity                          1,623,342    1,374,915

Total liabilities and shareholder's equity        $11,059,601   $9,240,605

<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries
                     Consolidated Statements of Income



                                           Years Ended December 31,
                                        1998         1997         1996
                                            (dollars in thousands)
Revenues
  Finance charges                    $1,323,028   $1,233,387   $1,414,590
  Insurance                             175,969      188,574      206,170
  Other                                  95,242       89,982       87,913

Total revenues                        1,594,239    1,511,943    1,708,673

Expenses
  Interest expense                      501,533      450,914      482,343
  Operating expenses                    494,262      466,791      497,204
  Provision for finance receivable
    losses                              207,529      242,453      409,646
  Loss on non-strategic assets             -          42,225      137,036
  Insurance losses and loss
    adjustment expenses                  84,687       93,447      102,811

Total expenses                        1,288,011    1,295,830    1,629,040

Income before provision for income
  taxes                                 306,228      216,113       79,633

Provision for Income Taxes
  (Note 16.)                            111,832       79,042       28,674

Net Income                           $  194,396   $  137,071   $   50,959



<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries
              Consolidated Statements of Shareholder's Equity



                                         Years Ended December 31,
                                       1998        1997        1996
                                          (dollars in thousands)
Common Stock
  Balance at beginning of year      $    5,080  $    5,080  $    5,080
  Balance at end of year                 5,080       5,080       5,080

Additional Paid-in Capital
  Balance at beginning of year         718,914     691,914     691,914
  Capital contributions from parent     92,000      27,000        -
  Balance at end of year               810,914     718,914     691,914

Accumulated Other Comprehensive
  Income
    Balance at beginning of year        34,512      21,454      38,412
    Change in net unrealized
      gains (losses) on
      investment securities              4,907      13,058     (16,958)
    Balance at end of year              39,419      34,512      21,454

Retained Earnings
  Balance at beginning of year         616,409     616,475     713,090
  Net income                           194,396     137,071      50,959
  Common stock dividends               (42,876)   (137,137)   (147,574)
  Balance at end of year               767,929     616,409     616,475

Total Shareholder's Equity          $1,623,342  $1,374,915  $1,334,923



<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                                                       Years Ended December 31,
                                                    1998         1997         1996
                                                        (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $  194,396   $  137,071   $   50,959
Reconciling adjustments:
  Provision for finance receivable losses           207,529      242,453      409,646
  Depreciation and amortization                     105,070       75,971       87,129
  Deferral of finance receivable
    origination costs                               (45,590)     (38,218)     (49,129)
  Deferred income tax charge (benefit)               16,400       59,567      (42,897)
  Change in other assets and other liabilities                                          (30,933)    (9,757)   (25,459)
  Change in insurance claims and
    policyholder liabilities                            220      (19,571)     (27,541)
  Change in taxes receivable and payable             22,582      (12,671)      33,379
  Loss on non-strategic assets                         -          42,225      137,036
  Operations related to assets held for sale                                               -        39,905       -
  Other, net                                        (24,205)      (2,638)      16,797
Net cash provided by operating activities           445,469      514,337      589,920

Cash Flows from Investing Activities
  Finance receivables originated or purchased    (6,484,893)  (4,927,348)  (5,249,595)
  Principal collections on finance receivables    4,676,226    4,251,026    4,778,076
  Net collections on assets held for sale              -          61,266         -
  Securitized finance receivables purchased            -        (100,000)        -
  Sale of non-strategic assets                         -         732,504         -
  Investment securities purchased                  (210,797)    (129,158)    (188,657)
  Investment securities called, matured and sold    157,970      104,491      169,350
  Change in notes receivable from parent              2,098      (11,793)      13,803
  Purchases of assets from affiliates                  -          (9,536)     (62,176)
  Change in premiums on finance receivables
    purchased and deferred charges                 (123,127)     (41,695)     (47,021)
  Other, net                                        (19,557)       2,971      (17,232)
Net cash used for investing activities           (2,002,080)     (67,272)    (603,452)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt        2,028,405      726,950       77,817
  Repayment of long-term debt                      (810,471)  (1,204,750)    (600,260)
  Change in short-term notes payable                327,977      141,751      685,449
  Capital contribution from parent                   92,000       27,000         -
  Dividends paid                                    (42,876)    (137,137)    (147,574)
Net cash provided by (used for)
  financing activities                            1,595,035     (446,186)      15,432

Increase in cash and cash equivalents                38,424          879        1,900
Cash and cash equivalents at beginning of year       91,076       90,197       88,297
Cash and cash equivalents at end of year         $  129,500   $   91,076   $   90,197

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                              $   74,342   $   38,363   $   41,187
  Interest paid                                  $  483,059   $  473,452   $  484,813

<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries
              Consolidated Statements of Comprehensive Income



                                            Years Ended December 31,
                                        1998          1997          1996
                                             (dollars in thousands)
Net Income                            $194,396      $137,071      $ 50,959

Other comprehensive income:
  Net unrealized gains (losses)
    on investment securities             6,857        21,161       (27,009)
  Income tax effect                     (2,401)       (7,406)        9,460

  Net unrealized gains (losses)
    on investment securities,
    net of tax                           4,456        13,755       (17,549)

  Reclassification adjustment
    for realized (gains) losses
    included in net income                 693        (1,071)          909
  Income tax effect                       (242)          374          (318)

  Realized (gains) losses included
    in net income, net of tax              451          (697)          591

Other comprehensive income (loss),
  net of tax                             4,907        13,058       (16,958)

Comprehensive income                  $199,303      $150,129      $ 34,001



<F1>
See Notes to Consolidated Financial Statements.

           American General Finance Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                             December 31, 1998



Note 1.  Nature of Operations

American General Finance Corporation will be referred to in these Notes to Consolidated Financial Statements as "AGFC" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company". AGFC is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFC is a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance business. The Company conducts loan and retail operations and markets insurance products through its consumer branch and centralized real estate segments. At December 31, 1998, the Company had 1,310 offices in 40 states, Puerto Rico and the U.S. Virgin Islands and approximately 7,900 employees.

In its loan operations, the Company makes loans directly to individuals and acquires real estate loans made by brokers and other real estate lenders. In its retail operations, the Company purchases retail sales contracts and provides revolving retail services arising from the retail sale of consumer goods and services by approximately 16,000 retail merchants and purchases private label receivables originated by American General Financial Center (AGFC-Utah), a subsidiary of AGFI, arising from the sales by approximately 320 retail merchants pursuant to a participation agreement. In its insurance operations, the Company writes and assumes credit life, credit accident and health, credit-related property and casualty insurance, and non-credit insurance coverages on its consumer finance customers and property pledged as collateral. See Note 21. for further information on the Company's business segments.

The Company funds its operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and capital contributions from AGFI.

At December 31, 1998, the Company had $9.5 billion of net finance receivables due from approximately 2.2 million customer accounts and $6.1 billion of credit and non-credit life insurance in force covering approximately 1.2 million customer accounts.

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


                             RECLASSIFICATIONS

Effective January 1, 1997, certain real estate loans having advances of less than $10,000 and high loan-to-value ratios were reclassified from real estate to non-real estate loans. These loans are serviced and collected more like non-real estate loans than real estate loans. This reclassification affected $251.8 million of loans at January 1, 1997.


                             FINANCE OPERATIONS

Revenue Recognition

Finance charges are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due for loans, retail sales contracts, and revolving retail and when the sixth contractual payment becomes past due for private label. For credit cards, the accrual of revenue was suspended when the sixth contractual payment became past due. Extension fees, late charges, and prepayment penalties are recognized as revenue when received.

The Company defers costs associated with the origination of certain finance receivables and revenue from nonrefundable points and fees on loans. Deferred origination costs and nonrefundable points and fees are included in finance receivables and are amortized to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, any unamortized costs or points and fees are charged or credited to revenue at the date of liquidation.


Allowance For Finance Receivable Losses

The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio which reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio. Management evaluates the Company's finance receivables as a group and considers numerous factors in estimating the anticipated finance receivable losses, including current economic conditions, prior finance receivable loss and delinquency experience, and the composition of the finance receivable portfolio.

The Company's policy is to charge off each month non-real estate loans on which little or no collections were made in the prior six months, retail sales contracts which are six installments past due, and revolving retail and private label accounts which are 180 days past due. Credit card accounts were charged off when 180 days past due. The Company starts foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan amount in excess of that value is charged off. The charge-off period is occasionally extended for individual accounts when, in management's opinion, such treatment is warranted.


                            INSURANCE OPERATIONS

Revenue Recognition

The Company's insurance subsidiaries write and assume credit life and credit accident and health insurance, credit-related property and casualty insurance, and non-credit insurance. Premiums on credit life insurance are recognized as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, which are recognized as revenue using the straight-line method over the lives of the policies. Premiums on credit accident and health insurance are recognized as revenue using an average of the sum-of-the-digits and the straight-line methods. Premiums on credit-related property and casualty insurance are recognized as revenue using the straight-line method over the terms of the policies or appropriate shorter periods. Non-credit life insurance premiums are recognized when collected but not before their due dates.


Policy Reserves

Policy reserves for credit life and credit accident and health insurance equal related unearned premiums. Claim reserves are based on Company experience. Reserves for losses and loss adjustment expenses for credit-related property and casualty insurance are estimated based upon claims reported plus estimates of incurred but not reported claims. Liabilities for future life insurance policy benefits associated with non-credit life contracts are accrued when premium revenue is recognized and are computed on the basis of assumptions as to investment yields, mortality, and surrenders. Annuity reserves are computed on the basis of assumptions as to investment yields and mortality. Non-credit life, group annuity, and accident and health insurance reserves assumed under coinsurance agreements are based on various tabular and unearned premium methods.


Acquisition Costs

Insurance acquisition costs, principally commissions, reinsurance fees, and premium taxes, are deferred and charged to expense over the terms of the related policies or reinsurance agreements.

Reinsurance

The Company's insurance subsidiaries enter into reinsurance agreements among themselves and other insurers, including other insurance subsidiaries of American General. The annuity, credit life, and credit accident and health reserves attributable to this business with the subsidiaries of American General were $68.9 million at December 31, 1998 and $61.0 million at December 31, 1997. The Company's insurance subsidiaries assumed reinsurance premiums from other insurers of $40.1 million during 1998, $38.6 million during 1997, and $47.5 million during 1996. The Company's ceded reinsurance activities were not significant during the last three years.


GAAP vs. Statutory Accounting

Statutory accounting practices differ from generally accepted accounting principles, primarily in the following respects: credit life insurance reserves are maintained on the basis of mortality tables; non-credit life and group annuity insurance reserves are based on statutory requirements; insurance acquisition costs are expensed when incurred rather than expensed over the related contract period; deferred income taxes are not recorded on temporary differences in the recognition of revenue and expense; certain intangible assets resulting from a purchase and the related amortization are not reflected in statutory financial statements; investments in fixed-maturity securities are carried at amortized cost; and an asset valuation reserve and interest maintenance reserve are required for Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of AGFC. The following compares net income and shareholder's equity for the insurance operations determined under statutory accounting practices with those determined under generally accepted accounting principles:

                                 Net Income         Shareholder's Equity
                          Years Ended December 31,      December 31,
                          1998     1997     1996      1998        1997
                                       (dollars in thousands)
Statutory accounting
  practices              $68,537  $58,157  $79,157  $525,450    $457,702

Generally accepted
  accounting principles   64,405   62,312   59,625   683,992     614,679


                           INVESTMENT SECURITIES
Valuation

All investment securities are currently classified as available-for-sale and recorded at fair value. After adjusting related balance sheet accounts as if the unrealized gains and losses on investment securities had been realized, the net adjustment is recorded in accumulated other comprehensive income within shareholder's equity. If the fair value of an investment security classified as available-for-sale declines below its cost and this decline is considered to be other than temporary, the investment security is reduced to its fair value, and the reduction is recorded as a realized loss.

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


Goodwill

Acquisition-related goodwill is charged to expense in equal amounts over 20 to 40 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which in management's view are other than temporary, including unexpected or adverse changes in the following:
1)  the economic or competitive environments in which the Company operates,
2) profitability analyses, and 3) cash flow analyses. If facts and circumstances suggest that goodwill is impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the Company approximating fair value.


Income Taxes

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The effect of a tax rate change is recognized in income in the period of enactment.

A valuation  allowance for deferred tax  assets is provided if  all or some portion of the deferred tax asset may not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgement about the realizability of the related deferred tax asset is included in income. A change related to fluctuations in fair value of available-for-sale investment securities is included in accumulated other comprehensive income in shareholder's equity.


Derivative Financial Instruments

The Company accounts for its derivative financial instruments as hedges. Hedge accounting requires a high correlation between changes in fair values or cash flows of the derivative financial instrument and the specific item being hedged, both at inception and throughout the life of the hedge.

The difference between amounts payable and receivable on interest rate swap agreements is recorded on the accrual basis as an adjustment to interest expense over the life of the agreements. The related amount payable to or receivable from counterparties is included in other liabilities or other assets. The fair values of interest rate swap agreements are not recognized in the consolidated balance sheet, which is consistent with the treatment of the related debt that is hedged.

Any gain or loss from early termination of an interest rate swap agreement is deferred and amortized into income over the remaining term of the related debt. If the underlying debt is extinguished, any related gain or loss on interest rate swap agreements is recognized in income.

Treasury rate lock agreements are accounted for substantially the same as interest rate swap agreements.


Use of Estimates

Management makes estimates and assumptions in preparing financial statements that affect amounts reported in the financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from these estimates.


Fair Value of Financial Instruments

The fair values disclosed in Note 23. are based on estimates using discounted cash flows when quoted market prices are not available. The assumptions used, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The fair value amounts presented can be misinterpreted, and the reader should exercise care in drawing conclusions from such data.



Note 3.  Accounting Changes

During first quarter 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The Company elected to report comprehensive income and its components in the consolidated statements of comprehensive income. Adoption of SFAS 130 did not change recognition or measurement of net income and, therefore, did not impact the Company's consolidated results of operations or financial position.

Effective December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way companies report segment information. Adoption of this statement resulted in more detailed disclosures but did not have an impact on the Company's consolidated results of operations or financial position.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value as either assets or liabilities in the balance sheet. Changes in the fair value of a derivative instrument are to be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. This statement is effective for years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations or financial position.



Note 4.  Purchases of Assets from Affiliates

A subsidiary of AGFC purchased finance receivables and other assets from a subsidiary of AGFI for $9.5 million during 1997. Subsidiaries of AGFC purchased assets, primarily finance receivables, from subsidiaries of American General for $62.2 million during 1996.

The cash paid for the purchases of assets from affiliates as shown in the Consolidated Statements of Cash Flows consisted of the following:

                                       1997          1996
                                     (dollars in thousands)
Net finance receivables,
  less allowance for finance
  receivable losses                  $ 8,281        $59,448
Other assets                           1,255          2,728

Cash paid                            $ 9,536        $62,176



Note 5.  Finance Receivables

Real estate loans generally have maximum original terms of 360 months. Non-real estate loans collateralized by consumer goods, automobiles or other chattel security, or that are unsecured, generally have maximum original terms of 60 months. Retail sales contracts are collateralized principally by consumer goods and automobiles, and generally have maximum original terms of 60 months. Revolving retail and private label are secured by purchase money security interests in the goods purchased and generally require minimum monthly payments based on outstanding balances. Credit card receivables were unsecured and required minimum monthly payments based on outstanding balances. At December 31, 1998, 95% of the net finance receivables were secured by the real and/or personal property of the borrower. At December 31, 1998, real estate loans accounted for 60% of the amount and 7% of the number of net finance receivables outstanding.

Contractual maturities of net finance receivables at December 31, 1998 were as follows:

                         Amount       Percent
                        (dollars in thousands)

1999                    $1,185,247         13%
2000                     1,381,704         15
2001                       977,305         10
2002                       563,202          6
2003                       332,651          3
2004 and thereafter      5,032,055         53

                        $9,472,164        100%


Company experience has shown that a substantial portion of finance receivables will be renewed, converted, or paid in full prior to maturity. Accordingly, the preceding information as to contractual maturities is not a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables were as follows:

                                         1998        1997        1996
                                            (dollars in thousands)
Loans:
  Principal cash collections          $3,065,357  $2,802,268  $2,584,894
  Percent of average net receivables      43.35%      45.83%      46.73%

Retail sales finance:
  Principal cash collections          $1,610,869  $1,448,758  $1,736,907
  Percent of average net receivables     127.35%     118.13%      92.93%

Credit cards:
  Principal cash collections          $     -     $     -     $  456,275
  Percent of average net receivables        -  %        -  %      86.24%


Unused credit limits on private label extended by AGFC-Utah to its customers were $2.3 billion at December 31, 1998 and $2.7 billion at December 31, 1997. These amounts, in part or in total, can be cancelled at the discretion of AGFC-Utah, and are not indicative of the amount expected to be funded. Any such amounts of credit limits on private label that would be funded would be fully participated to the Company pursuant to a participation agreement.

Unused credit limits on loan and retail revolving lines of credit extended by the Company to its customers were $466.1 million at December 31, 1998 and $225.3 million at December 31, 1997. These amounts, in part or in total, can be cancelled at the discretion of the Company, and are not indicative of the amount expected to be funded.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                    December 31, 1998            December 31, 1997
                   Amount       Percent         Amount       Percent
                                (dollars in thousands)

California      $1,461,438            15%    $  842,690            11%
N. Carolina        728,801             8        696,261             9
Illinois           593,789             6        434,029             5
Florida            574,693             6        518,837             7
Ohio               559,964             6        465,489             6
Indiana            502,653             5        438,369             6
Virginia           367,995             4        356,928             4
Georgia            351,347             4        310,485             4
Other            4,331,484            46      3,763,948            48

                $9,472,164           100%    $7,827,036           100%



Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses are detailed below.

                                                At or for the
                                          Years Ended December 31,
                                      1998          1997          1996
                                           (dollars in thousands)

Balance at beginning of year        $363,126      $385,272      $482,243
Provision for finance receivable
  losses                             207,529       242,453       409,646
Allowance reclassified to assets
  held for sale                         -             -          (70,000)
Allowance related to acquired
  receivables                         17,297           354           152
Charge-offs, net of recoveries      (215,029)     (264,953)     (436,769)

Balance at end of year              $372,923      $363,126      $385,272


See Note 2. for information on the determination of the allowance for finance receivable losses.

Note 7.  Investment Securities

At December 31, 1998 and 1997, all investment securities were classified as available-for-sale and reported at fair value. Investment securities were as follows at December 31:

                                   Fair Value           Amortized Cost
                                 1998       1997       1998       1997
                                        (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $575,336   $507,844   $546,135   $482,620
    Mortgage-backed securities  175,014    177,727    168,346    170,929
    States and political
      subdivisions              184,255    173,081    173,508    163,615
    Other                        42,871     45,222     29,297     34,018
  Redeemable preferred stocks    11,194     18,737     10,916     18,400
Total                           988,670    922,611    928,202    869,582
Non-redeemable preferred
  stocks                          2,910      2,332      2,731      2,264
Other long-term investments       4,219      3,468      4,219      3,468

Total investment securities    $995,799   $928,411   $935,152   $875,314



At December 31, the gross unrealized gains and losses on investment securities were as follows:

                                      Gross                Gross
                                 Unrealized Gains     Unrealized Losses
                                  1998       1997      1998       1997
                                         (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $31,955     $25,730   $ 2,754     $   506
    Mortgage-backed securities   6,683       6,932        15         134
    State and political
      subdivisions              10,821       9,466        74        -
    Other                       13,574      11,210      -              6
  Redeemable preferred stocks      316         431        38          94
Total                           63,349      53,769     2,881         740
Non-redeemable preferred
  stocks                           179          68      -           -

Total investment securities    $63,528     $53,837   $ 2,881     $   740

The fair values of investment securities sold or redeemed and the resulting gross realized gains and losses were as follows:

                                       Years Ended December 31,
                                   1998          1997          1996
                                        (dollars in thousands)

Fair value                        $157,971     $104,492     $169,350

Gross realized gains                 3,930        1,481        1,778
Gross realized losses                1,033          410        3,068


Contractual maturities of fixed-maturity securities at December 31, 1998 were as follows:
                                            Fair       Amortized
                                            Value         Cost
                                          (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                 $ 12,681      $ 12,512
    Due after 1 year through 5 years       154,640       147,156
    Due after 5 years through 10 years     526,415       494,524
    Due after 10 years                     119,920       105,664
Mortgage-backed securities                 175,014       168,346

Total                                     $988,670      $928,202


Actual maturities may differ from contractual maturities since borrowers have the right to call or prepay obligations. Company requirements and investment strategies may result in the sale of investments before maturity.

Bonds on deposit with regulatory authorities had carrying values of $7.9 million at December 31, 1998 and $8.4 million at December 31, 1997.



Note 8.  Notes Receivable from Parent

Notes receivable from AGFI totaled $182.9 million at December 31, 1998 and $185.0 million at December 31, 1997. Interest revenue on notes receivable from parent totaled $17.5 million in 1998, $16.8 million in 1997, and $19.4 million in 1996.



Note 9.  Costs In Excess of Net Assets Acquired

Goodwill, resulting from the excess of the purchase price paid over the fair value of separately identified tangible and intangible net assets acquired, totaled $245.7 million at December 31, 1998 and $254.4 million at December 31, 1997. Accumulated amortization totaled $93.4 million at December 31, 1998 and $84.7 million at December 31, 1997.

Other assets includes a customer base valuation of $91.5 million at December 31, 1998 and $30.5 million at December 31, 1997, which is being amortized to operating expenses on a straight-line basis over 6 to 25 years.



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



Note 11.  Long-term Debt

Long-term debt consisted of senior debt at December 31, 1998 and 1997. The carrying value and fair value of AGFC's long-term debt at December 31 were as follows:

                            Carrying Value              Fair Value
                          1998         1997         1998         1997
                                     (dollars in thousands)

Senior debt            $5,162,012   $3,941,486   $5,332,847   $4,047,006

Weighted average interest rates on long-term debt were as follows:

                     Years Ended December 31,         December 31,
                       1998    1997    1996          1998     1997

Senior debt            6.96%   7.34%   7.28%         6.67%    7.18%


Maturities of long-term debt at December 31, 1998 were as follows:

                          Carrying Value
                      (dollars in thousands)

1999                        $  562,519
2000                         1,284,488
2001                           945,073
2002                           561,729
2003                         1,038,058
2004-2009                      770,145

Total                       $5,162,012


A certain debt issue of AGFC is repayable prior to maturity at par, at the option of each holder. If this issue was repaid in full, the amounts above would increase $149.3 million in 1999 and would decrease $149.3 million in 2009.

Certain debt agreements contain restrictions on consolidated retained earnings for certain purposes (see Note 18.).



Note 12.  Short-term Notes Payable

AGFC and one of its subsidiaries issue commercial paper with terms ranging from 1 to 270 days. Included in commercial paper borrowings are extendible commercial notes that AGFC sells with initial maturities of up to 90 days which may be extended by AGFC to 390 days. Information concerning short-term notes payable for commercial paper and to banks under credit facilities was as follows:

                                         1998        1997        1996
                                            (dollars in thousands)

Maximum borrowings at any month end   $3,676,177  $3,176,805  $3,015,920
Average borrowings                    $3,362,788  $2,923,726  $2,305,848
Weighted average interest rate,
  at December 31:
    Money market yield                     5.29%       5.80%       5.54%
    Semi-annual bond equivalent yield      5.35%       5.87%       5.60%
Weighted average interest rate,
  giving effect to interest
  rate swap agreements and
  commitment fees at December 31,          5.82%       6.47%       6.01%

Note 13.  Credit Facilities

The Company participates in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. The Company was an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). The annual commitment fees for the shared committed facilities ranged from .05% to .07%. The Company pays only an allocated portion of the commitment fees for the shared committed facilities. The Company also had uncommitted credit facilities and was an eligible borrower under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings. Information concerning the credit facilities was as follows:
                                                     December 31,
                                                 1998            1997
                                                (dollars in thousands)
Committed credit facilities:
  Shared committed facilities                  $5,000,000    $4,000,000
  Borrowings                                         -             -

  Remaining availability                       $5,000,000    $4,000,000

Uncommitted credit facilities:
  Company uncommitted facilities               $  141,000    $  141,000
  Shared uncommitted facilities                   150,000       200,000
  Borrowings                                         -             -

  Remaining availability                       $  291,000    $  341,000



Note 14.  Derivative Financial Instruments

AGFC makes limited use of derivative financial instruments to manage the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC has generally limited its use of derivative financial instruments to interest rate swap and treasury rate lock agreements.

AGFC uses interest rate swap agreements to reduce its exposure to adverse future fluctuations in interest expense rates by effectively converting short-term and certain long-term floating-rate debt to a fixed-rate basis. These floating-rate obligations are recorded at amortized cost.

Fixed interest rates contracted to be paid on interest rate swap agreements approximated the rates on fixed-rate term debt with maturities similar to the derivative financial instruments at the date of contract. As an alternative to fixed-rate term debt, AGFC's interest rate swap agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in any of the three years ended December 31, 1998.

AGFC contracted to pay interest at fixed rates and receive interest at floating rates on the interest rate swap agreements. Notional amounts and weighted average receive and pay rates were as follows:

                                             December 31,
                                   1998          1997          1996
                                        (dollars in thousands)

Notional amount                   $935,000     $940,000     $540,000

Weighted average receive rate        4.57%        5.69%        5.92%
Weighted average pay rate            6.94%        7.39%        8.05%


These agreements mature at various dates and had the respective fixed rates at December 31, 1998 as follows:

              Notional       Weighted Average
               Amount         Interest Rate
            (dollars in
             thousands)

1999          $ 50,000            9.39%
2000           225,000            8.80
2001            60,000            5.41
2002           200,000            6.93
2004           200,000            6.16
2008           200,000            5.50

              $935,000            6.94%


The following table shows changes in the notional amounts for interest rate swap agreements:
                                           Notional Amounts
                                    1998         1997         1996
                                        (dollars in thousands)

Balance at beginning of year      $940,000     $540,000     $590,000
New contracts                      260,000      425,000         -
Expired contracts                 (265,000)     (25,000)     (50,000)

Balance at end of year            $935,000     $940,000     $540,000


Treasury rate lock agreements have been used to hedge against the risk of rising interest rates on anticipated long-term debt issuances. These agreements provide for future cash settlements that are a function of specified U.S. Treasury rates. At December 31, 1998, there were no treasury rate lock agreements in effect. At December 31, 1997, the notional amount of these agreements was $390.0 million. AGFC's use of treasury rate lock agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in 1998 or 1997.

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

AGFC's credit exposure on derivative financial instruments is limited to the fair value of the agreements that are favorable to the Company. See
Note 23. for the fair values of the interest rate swap and treasury rate lock agreements. AGFC does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the consolidated results of operations and financial position of the Company.

AGFC's exposure to market risk is mitigated by the offsetting effects of changes in the value of the agreements and of the underlying debt to which they relate.



Note 15.  Short-term Notes Payable - Parent

Borrowings from American General primarily provide overnight operating liquidity when American General is in a surplus cash position. Borrowings from AGFI primarily provide operating funds for lending activities. These borrowings are due on demand at short-term rates based on overnight bank investment rates or bank prime rates. At December 31, 1998, 1997 and 1996, AGFC had no borrowings outstanding with American General or AGFI.

Information concerning such borrowings was as follows:

                                          1998        1997        1996
                                             (dollars in thousands)

Maximum borrowings at any month end      $ -         $ -         $ -
Average borrowings                       $1,182      $2,476      $3,700
Weighted average interest rate (total
  interest expense divided by average
  borrowings)                             5.64%       5.24%       5.16%



Note 16.  Income Taxes

AGFC and all of its subsidiaries file a consolidated federal income tax return with American General and the majority of its subsidiaries. The Company provides for federal income taxes as if filing a separate tax return, and pays such amounts to American General in accordance with a tax sharing agreement.

Provision for income taxes is summarized as follows:

                                           Years Ended December 31,
                                       1998          1997          1996
                                            (dollars in thousands)
Federal
  Current                            $ 90,531      $ 15,679      $ 67,675
  Deferred                             13,429        57,807       (40,681)
Total federal                         103,960        73,486        26,994
State                                   7,872         5,556         1,680

Total                                $111,832      $ 79,042      $ 28,674


The U.S. statutory federal income tax rate differs from the effective income tax rate as follows:
                                           Years Ended December 31,
                                       1998          1997          1996

Statutory federal income tax rate     35.00%        35.00%        35.00%
State income taxes                     1.67          1.67          1.37
Amortization of goodwill               1.00          1.42          3.85
Nontaxable investment income           (.90)        (1.28)        (3.25)
Other, net                             (.25)         (.24)         (.96)

Effective income tax rate             36.52%        36.57%        36.01%


Net deferred tax assets were as follows:

                                                 December 31,
                                             1998            1997
                                            (dollars in thousands)

Deferred tax assets                        $176,936        $194,482
Deferred tax liabilities                   (153,384)       (150,789)

Net deferred tax assets                    $ 23,552        $ 43,693


The most significant deferred tax assets relate to the provision for finance receivable losses, the benefits from state NOL carryforwards and the loss on the sale of non-strategic assets, and insurance premiums recorded for financial reporting purposes.

State NOL carryforwards were $630.5 million at December 31, 1998 and $627.9 million at December 31, 1997 and expire in the years 2005 and 2006. These carryforwards resulted from a 1995 state audit of a return and the state's acceptance of an amended return. At December 31, 1998 and 1997, the valuation allowance relating to the state NOL carryforwards totaled $39.5 million.

Note 17.  Capital Stock

AGFC has two classes of capital stock: special shares (without par value, 25 million shares authorized) which may be issued in series with such dividend, liquidation, redemption, conversion, voting and other rights as the board of directors may determine prior to issuance; and common shares ($.50 par value, 25 million shares authorized). Issued shares were as follows:

Special Shares - At December 31, 1998 and 1997, there were no shares issued and outstanding.

Common Shares - At December 31, 1998 and 1997, 10,160,012 shares were issued and outstanding.



Note 18.  Retained Earnings

State laws restrict the amounts AGFC's insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 1998, the maximum amount of dividends which the Company's insurance subsidiaries may pay in 1999 without prior approval was $71.6 million. At December 31, 1998, AGFC's insurance subsidiaries had statutory capital and surplus of $525.5 million. Merit had $52.7 million of accumulated earnings at December 31, 1998 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 1998, the federal income tax would approximate $18.4 million.

Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision of these agreements, $487.4 million of the retained earnings of AGFC was free from such restrictions at December 31, 1998.



Note 19.  Benefit Plans

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

At December 31, 1998, 66% of the plans' assets were invested in equity securities and 32% were invested in fixed income mutual funds.
Additionally, 1% of plan assets were invested in general investment accounts of American General subsidiaries through deposit administration insurance contracts. The pension plans have purchased annuity contracts from American General subsidiaries to provide benefits to certain retirees. These contracts are expected to provide future annual benefits to retirees of approximately $8.9 million.

Pension plan activity allocated to the Company for 1998, 1997, and 1996 was immaterial. Because net plan assets are not calculated separately for the Company, the remainder of the information presented herein is for AGFI.

AGFI accounts for its participation in the AGRP as if it had its own plans. The following table shows AGFI's portion of the plans' funded status:

                                                  December 31,
                                           1998       1997       1996
                                             (dollars in thousands)

Projected benefit obligation             $87,882    $70,864    $62,887
Plan assets at fair value                 95,653     86,418     71,450
Plan assets in excess of projected
  benefit obligation                       7,771     15,554      8,563
Other unrecognized items, net             (5,086)   (10,905)    (2,709)

Prepaid pension expense                  $ 2,685    $ 4,649    $ 5,854


Pension  expense  included the  following  components for  the  years ended
December 31:
                                           1998       1997       1996
                                             (dollars in thousands)

Service cost                             $ 3,623    $ 3,150    $ 3,194
Interest cost                              5,688      4,800      4,480
Expected return on plan assets            (6,950)    (6,060)    (5,464)
Net amortization and deferral                136       (127)      (407)

Pension expense                          $ 2,497    $ 1,763    $ 1,803


Additional assumptions concerning the determination of pension expense were as follows:
                                           1998       1997       1996

Weighted average discount rate             7.00%      7.25%      7.50%
Expected long-term rate of
  return on plan assets                   10.25      10.00      10.00
Rate of increase in
  compensation levels                      4.25       4.00       4.00

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

American General's life plans are insured through December 31, 1999. The majority of the retiree medical and dental plans is unfunded and self-insured.

Because plan information is not calculated separately for the Company, the remaining information is for AGFI.

AGFI accounts for its participation in the plans as if it had its own plans. The accrued liability for postretirement benefits was $6.9 million at December 31, 1998 and $7.4 million at December 31, 1997. These liabilities were discounted at the same rates used for the pension plans. Postretirement benefit expense totaled $.5 million in 1998, $.7 million in 1997, and $.7 million in 1996.



Note 20.  Lease Commitments, Rent Expense and Contingent Liabilities

The approximate annual rental commitments for leased office space, automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, are as follows:
                            Lease Commitments
                         (dollars in thousands)

1999                            $ 39,869
2000                              33,577
2001                              25,025
2002                              18,044
2003                              11,085
subsequent to 2003                12,445

Total                           $140,045


Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 1998. Rental expense totaled $36.1 million in 1998, $40.8 million in 1997, and $43.9 million in 1996.

AGFC and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to create the potential for an unpredictable judgment in any given suit.



Note 21.  Segment Information

The Company has three segments: consumer branches, centralized real estate, and insurance. The Company's segments are managed separately because they offer different financial service products. The consumer branch operation originates and acquires home equity and consumer loans, extends lines of credit, offers retail sales financing to merchants, and sells credit and non-credit insurance products. The centralized real estate operation acquires individual first and second mortgage loans originated by real estate brokers and purchases portfolios of mortgage loans originated by various real estate lenders. The insurance operation writes and assumes credit and non-credit insurance through products that are sold principally by the consumer branches.

The Company evaluates performance of the segments based on income or loss before income taxes. The accounting policies of the segments are the same as those disclosed in Note 2., except that segment operating expenses are not reduced for the deferral of origination costs, the deferred origination costs are not included in finance receivables, and the amortization of the deferred origination costs are not included as a reduction of finance charge revenue. Intersegment sales and transfers are intended to approximate the amounts segments would earn if dealing with independent third parties.

The following tables display information about the Company's segments as well as reconciliations of the segment totals to the consolidated financial statement amounts. Adjustments for revenues are primarily amortization of deferred origination costs. Reconciling items for assets include deferred origination costs, other assets, and corporate assets which are not considered pertinent to determining segment performance. Corporate assets include cash, prepaid expenses, deferred charges, fixed assets, and goodwill. Segment information prior to 1997 is not presented because it is impractical to create comparable information.

Because segment information is not calculated separately for the Company, the remainder of the information presented is for AGFI.

At or for the Year Ended December 31, 1998:

                       Consumer    Centralized                  Total
                       Branches    Real Estate   Insurance     Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges   $1,263,391   $  128,986   $     -      $ 1,392,377
    Insurance              1,925         -         174,044       175,969
    Other                   -           3,202       74,978        78,180
  Intercompany            70,959          561      (68,850)        2,670
Interest expense         384,182       79,612          112       463,906
Provision for finance
  receivable losses      209,027       10,404         -          219,431
Pretax income            248,149       24,823       69,110       342,082
Assets                 7,344,546    1,911,538    1,077,892    10,333,976



At or for the Year Ended December 31, 1997:

                       Consumer    Centralized                  Total
                       Branches    Real Estate   Insurance     Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges   $1,223,312   $   79,769   $     -       $1,303,081
    Insurance              2,069         -         186,147       188,216
    Other                    534          132       69,243        69,909
  Intercompany            74,724          169      (72,740)        2,153
Interest expense         376,263       50,011         -          426,274
Provision for finance
  receivable losses      252,942        2,209         -          255,151
Pretax income            202,364       18,508       64,755       285,627
Assets                 6,545,245    1,050,335    1,000,176     8,595,756

Reconciliation of segment totals to consolidated financial statement amounts is summarized below:

                                        At or for the
                                   Years Ended December 31,
                                      1998          1997
                                    (dollars in thousands)
Revenues

Segments                           $ 1,649,196   $1,563,359
Corporate                                4,971          967
Adjustments                            (45,062)     (40,221)

Total consolidated revenue         $ 1,609,105   $1,524,105


Interest Expense

Segments                           $   463,906   $  426,274
Corporate                               47,681       35,001

Total consolidated interest
  expense                          $   511,587   $  461,275


Provision for finance receivable
  losses

Segments                           $   219,431   $  255,151
Corporate                               (7,341)      (7,168)

Total consolidated provision for
  finance receivable losses        $   212,090   $  247,983


Pretax Income

Segments                           $   342,082   $  285,627
Corporate                              (46,491)     (81,274)

Total consolidated pretax income   $   295,591   $  204,353


Assets

Segments                           $10,333,976   $8,595,756
Corporate                              823,443      678,291
Adjustments                             15,504       15,453

Total consolidated assets          $11,172,923   $9,289,500

Note 22.  Interim Financial Information (Unaudited)

Unaudited interim information is summarized below:


                                Total Revenues
Three Months Ended          1998              1997
                            (dollars in thousands)

    March 31             $  385,631        $  380,383
    June 30                 393,297           376,353
    September 30            403,867           378,010
    December 31             411,444           377,197

    Total                $1,594,239        $1,511,943


                            Income Before Provision
                               for Income Taxes
Three Months Ended          1998              1997
                            (dollars in thousands)

    March 31             $   73,808        $   66,214
    June 30                  75,645            25,519  (a)
    September 30             76,684            68,657
    December 31              80,091            55,723

    Total                $  306,228        $  216,113


                                  Net Income
Three Months Ended          1998              1997
                            (dollars in thousands)

    March 31             $   46,006        $   41,761
    June 30                  47,117            16,196  (a)
    September 30             49,304            43,511
    December 31              51,969            35,603

    Total                $  194,396        $  137,071


(a) Includes loss on sale of non-strategic assets of $42.2 million ($27.0 million aftertax).

Note 23.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. The reader should exercise care in drawing conclusions based on fair value, since the fair values presented below do not include the value associated with all of the Company's assets and liabilities.

                               December 31, 1998       December 31, 1997
                             Carrying        Fair    Carrying        Fair
                              Value         Value     Value         Value
Assets                                   (dollars in thousands)

Net finance receivables,
  less allowance for finance
  receivable losses         $9,099,241  $9,099,241  $7,463,910  $7,463,910
Investment securities          995,799     995,799     928,411     928,411
Cash and cash equivalents      129,500     129,500      91,076      91,076


Liabilities

Long-term debt              (5,162,012) (5,332,847) (3,941,486) (4,047,006)
Commercial paper            (3,485,648) (3,485,648) (3,157,671) (3,157,671)


Off-Balance Sheet Financial
  Instruments

Unused customer credit limits     -           -           -           -
Interest rate swap agreements     -        (36,697)       -        (29,690)
Treasury rate lock agreements     -           -           -         (1,610)



                  VALUATION METHODOLOGIES AND ASSUMPTIONS

The Company used the following methods and assumptions to estimate the fair value of the financial instruments.


Finance Receivables

Fair values of net finance receivables (which approximates carrying amount less allowance for finance receivable losses) were estimated using projected cash flows, computed by category of finance receivable, discounted at the weighted-average interest rates currently being offered for similar finance receivables. Cash flows were based on contractual payment terms adjusted for delinquencies and finance receivable losses. The fair value estimates do not reflect the value of the underlying customer relationships or the related distribution system.

Investment Securities

When available, quoted market prices are used as fair values of investment securities. For investment securities not actively traded, the Company estimates fair values using values obtained from independent pricing services or, in the case of some private placements, by discounting expected future cash flows using a current market rate applicable to yield, credit quality, and average life of the investments.


Cash and Cash Equivalents

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate those assets' fair values.


Long-term Debt

The fair values of the Company's long-term borrowings are estimated using cash flows discounted at current borrowing rates.


Commercial Paper

The carrying values of commercial paper approximate the fair values.


Unused Customer Credit Limits

The unused credit limits available to the Company's and AGFC-Utah's customers have no fair value. The interest rates charged on these facilities can either be changed at AGFC-Utah's discretion, such as for private label, or are adjustable and reprice frequently, such as for loan and retail revolving lines of credit. Furthermore, these amounts, in part or in total, can be cancelled at the discretion of the Company and AGFC-Utah.


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

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance Corporation and subsidiaries are included in Item 8:

         Consolidated Balance Sheets, December 31, 1998 and 1997

         Consolidated Statements of Income, years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Shareholder's Equity, years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Cash Flows, years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Comprehensive Income, years ended December 31, 1998, 1997, and 1996

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

    (3)  Exhibits:

         Exhibits are listed in the Exhibit Index beginning on page 70 herein.

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

    Current Report on Form 8-K dated December 7, 1998, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 5 7/8% Senior Notes due December 15, 2005.

    Current Report on Form 8-K dated December 23, 1998, with respect to the authorization for the increase from $1 billion aggregate principal amount of the Company's Medium Term Notes, Series E to $1.45 billion.

    Current Report on Form 8-K dated January 27, 1999, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the year ended December 31, 1998.

    Current Report on Form 8-K dated March 9, 1999, with respect to the authorization for issuance of $200 million aggregate principal amount of the Company's 5.80% Senior Notes due March 15, 2002.

(c) Exhibits

    The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

Item 14(d).


Schedule I - Condensed Financial Information of Registrant

                    American General Finance Corporation
                          Condensed Balance Sheets
                                                         December 31,
                                                      1998          1997
                                                    (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Loans                                         $   786,243    $  716,277
    Retail sales finance                              108,820       111,848

Net finance receivables                               895,063       828,125
Allowance for finance receivable losses               (12,977)      (14,988)
Net finance receivables, less allowance
  for finance receivable losses                       882,086       813,137

Cash and cash equivalents                              71,230        51,496
Investments in subsidiaries                         1,589,208     2,668,839
Receivable from parent and subsidiaries             8,199,965     5,255,541
Notes receivable from parent and
  subsidiaries                                        182,930       185,027
Other assets                                           79,073       112,961

Total assets                                      $11,004,492    $9,087,001


Liabilities and Shareholder's Equity

Senior long-term debt, 5.37% - 8.50%,
  due 1999 - 2009                                 $ 5,155,917    $3,941,486
Short-term notes payable:
  Commercial paper                                  3,246,228     2,914,743
  Notes payable to subsidiaries                       774,186       676,449
Other liabilities                                     204,819       179,408

Total liabilities                                   9,381,150     7,712,086

Shareholder's equity:
  Common stock                                          5,080         5,080
  Additional paid-in capital                          810,914       718,914
  Other equity                                         39,419        34,512
  Retained earnings                                   767,929       616,409

Total shareholder's equity                          1,623,342     1,374,915

Total liabilities and shareholder's equity        $11,004,492    $9,087,001

<F1>
See Notes to Condensed Financial Statements.

                    American General Finance Corporation
                       Condensed Statements of Income



                                                 Years Ended December 31,
                                                 1998      1997      1996
                                                  (dollars in thousands)
Revenues
  Interest received from affiliates            $768,231  $728,068  $578,400
  Dividends received from subsidiaries           58,233   195,334    60,970
  Finance charges                                   874       992     1,372
  Other                                          14,445    15,446    19,038

Total revenues                                  841,783   939,840   659,780

Expenses
  Interest expense                              553,496   524,462   495,498
  Operating expenses                              5,633    10,815    13,542

Total expenses                                  559,129   535,277   509,040

Income before income taxes and
  equity in overdistributed net
  income of subsidiaries                        282,654   404,563   150,740

Provision for Income Taxes                       78,665    73,348    31,537

Income before equity in overdistributed
  net income of subsidiaries                    203,989   331,215   119,203

Equity in Overdistributed Net Income
  of Subsidiaries                                (9,593) (194,144)  (68,244)

Net Income                                     $194,396  $137,071  $ 50,959

<F1>
See Notes to Condensed Financial Statements.

                    American General Finance Corporation
                     Condensed Statements of Cash Flows

                                                   Years Ended December 31,
                                                 1998        1997        1996
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                   $  194,396  $  137,071  $   50,959
Reconciling adjustments to net cash
  provided by operating activities:
    Equity in overdistributed net income
      of subsidiaries                             9,593     194,144      68,244
    Change in other assets and other
      liabilities                                39,990     (11,710)     36,892
    Change in taxes receivable and
      payable                                    36,292      54,770     (25,553)
    Other, net                                   (4,266)     (5,186)    (14,229)
Net cash provided by operating activities       276,005     369,089     116,313

Cash Flows from Investing Activities
  Finance receivables originated or purchased
    from subsidiaries                          (776,714)   (720,788) (1,261,633)
  Principal collections on finance receivables   78,835      78,274      85,678
  Finance receivables sold to subsidiaries      637,803   1,253,983   1,308,035
  Capital contributions to subsidiaries,
    net of return of capital                  1,074,945     (42,456)     40,662
  Change in receivable from parent
    and subsidiaries                         (2,944,424)   (855,241)   (375,559)
  Purchase of assets from affiliate                -         (9,536)       -
  Other, net                                    (18,998)      3,221     (27,473)
Net cash used for investing activities       (1,948,553)   (292,543)   (230,290)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt    2,022,189     726,950      77,817
  Repayment of long-term debt                  (810,350) (1,195,750)   (540,860)
  Change in commercial paper                    331,485     147,554     611,910
  Change in notes receivable or payable
    with parent and subsidiaries                 99,834     354,863     110,826
  Capital contributions from parent              92,000      27,000        -
  Dividends paid                                (42,876)   (137,137)   (147,574)
Net cash provided by (used for)
  financing activities                        1,692,282     (76,520)    112,119

Increase (decrease) in cash and cash equivalents 19,734          26      (1,858)
Cash and cash equivalents at beginning of year   51,496      51,470      53,328
Cash and cash equivalents at end of year     $   71,230  $   51,496  $   51,470

<F1>
See Notes to Condensed Financial Statements.

                    American General Finance Corporation
                  Notes to Condensed Financial Statements
                             December 31, 1998




Note 1.  Accounting Policies

AGFC's investments in subsidiaries are stated at cost plus the equity in undistributed net income of subsidiaries since the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with AGFC's consolidated financial statements.



Note 2.  Receivable from Subsidiaries

AGFC  provides  funding to  most of  its  finance subsidiaries  for lending
activities.   Such funding is made  at 215 basis points  over the borrowing cost rate.



Note 3.  Long-Term Debt

Senior long-term debt maturities for the five years after December 31, 1998, were as follows: 1999, $562.5 million; 2000, $1.3 billion; 2001,
$945.1 million; 2002, $561.7 million; and 2003, $1.0 billion.

                                 Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1999.

                                       AMERICAN GENERAL FINANCE CORPORATION


                                       By: /s/  Robert A. Cole
                                                Robert A. Cole
                                       (Senior Vice President and
                                        Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.


/s/  Frederick W. Geissinger
     Frederick W. Geissinger                James S. D'Agostino Jr.
(President and Chief Executive         (Director)
 Officer and Director - Principal
 Executive Officer)
                                       /s/  Jerry L. Gilpin
                                            Jerry L. Gilpin
/s/  Robert A. Cole                    (Director)
     Robert A. Cole
(Senior Vice President and
 Chief Financial Officer and           /s/  Philip M. Hanley
 Director - Principal Financial             Philip M. Hanley
 Officer)                              (Director)


/s/  George W. Schmidt                 /s/  Bennie D. Hendrix
     George W. Schmidt                      Bennie D. Hendrix
(Controller and Assistant Secretary -  (Director)
 Principal Accounting Officer)


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

(4) a. The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries. In the aggregate, the outstanding issuances of debt under each of the Indentures referred to under items (1) and (2) below exceed 10% of the total assets of the Company on a consolidated basis.

         (1) Indenture dated as of October 1, 1994 from American General Finance Corporation to The Chase Manhattan Bank. Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Registration Statement on Form S-3 (Registration No. 33-55803).

         (2) Indenture dated as of May 1, 1997 from American General Finance Corporation to The First National Bank of Chicago. Incorporated by reference to Exhibit 4(a) filed as a part of the Company's Registration Statement on Form S-3 (Registration No. 333-28925).

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

(12)     Computation of ratio of earnings to fixed charges.                   71

(23)     Consent of Ernst & Young LLP, Independent Auditors                   72

(27)     Financial Data Schedule                                              73