Form 10-Q
period 1999-03-31
AMERICAN GENERAL FINANCE CORP
filed 1999-05-14
CIK 25598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999

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

At May 14, 1999, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                               1999          1998
                                             (dollars in thousands)
Revenues
  Finance charges                            $349,676      $319,017
  Insurance                                    42,934        42,961
  Other                                        26,209        23,653

Total revenues                                418,819       385,631

Expenses
  Interest expense                            135,306       119,304
  Operating expenses                          130,066       122,615
  Provision for finance receivable losses      50,844        47,867
  Insurance losses and loss adjustment
    expenses                                   19,873        22,037

Total expenses                                336,089       311,823

Income before provision for income taxes       82,730        73,808

Provision for Income Taxes                     30,056        27,802


Net Income                                   $ 52,674      $ 46,006


<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                             March 31,     December 31,
                                                1999            1998
                                               (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $ 5,970,552     $ 5,660,414
    Non-real estate loans                      2,428,578       2,510,525
    Retail sales finance                       1,224,327       1,301,225

Net finance receivables                        9,623,457       9,472,164
Allowance for finance receivable
  losses                                        (374,625)       (372,923)
Net finance receivables, less allowance
  for finance receivable losses                9,248,832       9,099,241

Investment securities                            994,785         995,799
Cash and cash equivalents                        104,069         129,500
Notes receivable from parent                     183,524         182,930
Other assets                                     664,095         652,131

Total assets                                 $11,195,305     $11,059,601


Liabilities and Shareholder's Equity

Long-term debt                               $ 5,454,323     $ 5,162,012
Commercial paper                               3,333,961       3,485,648
Insurance claims and policyholder
  liabilities                                    431,805         437,079
Other liabilities                                302,459         331,709
Accrued taxes                                     45,117          19,811

Total liabilities                              9,567,665       9,436,259

Shareholder's equity:
  Common stock                                     5,080           5,080
  Additional paid-in capital                     810,914         810,914
  Accumulated other comprehensive
    income                                        29,043          39,419
  Retained earnings                              782,603         767,929

Total shareholder's equity                     1,627,640       1,623,342

Total liabilities and shareholder's equity   $11,195,305     $11,059,601

<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      1999          1998
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $   52,674    $   46,006
Reconciling adjustments:
  Provision for finance receivable losses               50,844        47,867
  Depreciation and amortization                         29,727        22,378
  Deferral of finance receivable origination costs     (12,377)      (10,230)
  Deferred income tax benefit                              (92)       (1,093)
  Change in other assets and other liabilities         (18,359)      (31,756)
  Change in insurance claims and
    policyholder liabilities                            (5,274)       (7,715)
  Change in taxes receivable and payable                28,563        26,327
  Other, net                                            26,365           980
Net cash provided by operating activities              152,071        92,764

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (1,428,596)   (1,247,839)
  Principal collections on finance receivables       1,222,877     1,121,564
  Investment securities purchased                     (110,991)      (65,710)
  Investment securities called, matured and sold        78,589        41,296
  Change in notes receivable from parent                  (594)        7,340
  Transfer of liabilities to parent                    (22,996)         -
  Change in premiums on finance receivables
    purchased and deferred charges                      (7,157)      (24,644)
  Other, net                                           (10,383)       (1,479)
Net cash used for investing activities                (279,251)     (169,472)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             314,559       536,270
  Repayment of long-term debt                          (23,123)     (472,701)
  Change in commercial paper                          (151,687)       46,511
  Dividends paid                                       (38,000)      (26,314)
Net cash provided by financing activities              101,749        83,766

(Decrease) increase in cash and cash equivalents       (25,431)        7,058
Cash and cash equivalents at beginning of period       129,500        91,076
Cash and cash equivalents at end of period           $ 104,069     $  98,134

Supplemental Disclosure of Cash Flow Information
  Income taxes paid (received)                       $   2,114     $ (22,335)
  Interest paid                                      $ 152,552     $ 136,124

<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       1999          1998
                                                     (dollars in thousands)

Net income                                           $52,674        $46,006

Other comprehensive income:
  Net unrealized losses on investment
    securities                                       (15,658)        (1,327)
  Income tax effect                                    5,494            464

  Net unrealized losses on investment
    securities, net of tax                           (10,164)          (863)

  Reclassification adjustment for realized
    gains included in net income                        (305)            (2)
  Income tax effect                                       93              1

  Realized gains included in net income,
    net of tax                                          (212)            (1)

Other comprehensive loss, net of tax                 (10,376)          (864)


Comprehensive income                                 $42,298        $45,142


<F1>
See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1999



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods and include the accounts of American General Finance Corporation and its subsidiaries. American General Finance Corporation will be referred to as "AGFC" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company". The subsidiaries are all wholly-owned and all intercompany items have been eliminated. Per share information is not included because AGFC is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at March 31, 1999 and December 31, 1998, its consolidated results of operations for the three months ended March 31, 1999 and 1998, its consolidated cash flows for the three months ended March 31, 1999 and 1998, and its consolidated comprehensive income for the three months ended March 31, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

To conform with the 1999 presentation, certain items in the prior period have been reclassified.


Note 3.  Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value as either assets or liabilities in the balance sheet. Changes in the fair value of a derivative instrument are to be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. This statement is effective for years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

Note 4.  Derivative Financial Instruments

AGFC makes limited use of derivative financial instruments to manage the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC has generally limited its use of derivative financial instruments to interest rate swap and treasury rate lock agreements.

AGFC uses interest rate swap agreements to reduce its exposure to adverse future fluctuations in interest expense rates by effectively converting certain amounts of floating-rate debt to a fixed-rate basis. At March 31, 1999, interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $935.0 million in notional amount, with a weighted average pay rate of 6.74% and a weighted average receive rate of 4.59%.

Treasury rate lock agreements have been used to hedge against the risk of rising interest rates on anticipated long-term debt issuances. These agreements provide for future cash settlements that are a function of specified U.S. Treasury rates. At March 31, 1999, there were no treasury rate lock agreements in effect.

AGFC's use of interest rate swap and treasury rate lock agreements did not have a material effect on the Company's weighted average interest rate or reported interest expense in the first three months of 1999 or 1998.


Note 5.  Tax Return Examinations

The Company is part of the consolidated Federal income tax return that American General and the majority of its subsidiaries file. The Internal Revenue Service (IRS) has completed examinations of American General's tax returns through 1988. During 1999, American General and the IRS reached a settlement of all contested issues through 1998, within the amounts previously recorded in the Company's consolidated financial statements. To reflect this settlement, in second quarter 1999 the Company will reduce goodwill by approximately $70.0 million, with a corresponding reduction of tax liabilities. The IRS is currently examining American General's tax returns for 1989 through 1996.


Note 6.  Segment Information

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

Because segment information is not calculated separately for the Company, the following tables display information about AGFI's segments as well as a reconciliation of its total segment pretax income to its condensed consolidated financial statement amounts.

For the three months ended March 31, 1999:

                       Consumer    Centralized                  Total
                       Branches    Real Estate   Insurance     Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges   $329,156      $ 42,037     $   -         $371,193
    Insurance              443          -          42,491        42,934
    Other                  710         1,846       19,889        22,445
  Intercompany          17,550           (39)     (16,900)          611
Pretax income           71,729         9,456       18,147        99,332



For the three months ended March 31, 1998:

                       Consumer    Centralized                  Total
                       Branches    Real Estate   Insurance     Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges   $308,097      $ 26,559     $   -         $334,656
    Insurance              492          -          42,469        42,961
    Other                  (56)         (298)      19,253        18,899
  Intercompany          17,262            50      (16,677)          635
Pretax income           56,281         6,539       16,719        79,539



Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                                            Three Months Ended
                                                 March 31,
                                            1999          1998
                                          (dollars in thousands)
Pretax Income:

Segments                                  $ 99,332      $ 79,539
Corporate                                  (19,593)       (8,410)

Total consolidated pretax income          $ 79,739      $ 71,129

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


Liquidity

The following table shows principal sources and uses of cash flow:

                                          Three Months Ended
                                               March 31,
                                          1999           1998
                                         (dollars in millions)
Principal sources of cash flow:

  Operations                             $152.1         $ 92.8
  Net issuance of debt                    139.7          110.1

  Principal sources of cash flow         $291.8         $202.9


Principal uses of cash flow:

  Net originations and purchases
    of finance receivables               $205.7         $126.3
  Dividends paid                           38.0           26.3
  Increase in premiums on finance
    receivables purchased and
    deferred charges                        7.2           24.6

  Principal uses of cash flow            $250.9         $177.2


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At March 31, 1999, the Company's capital totaled $10.4 billion, consisting of $8.8 billion of debt and $1.6 billion of equity, compared to $8.6 billion at March 31, 1998, consisting of $7.2 billion of debt and $1.4 billion of equity.

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

Dividends have been paid (or capital contributions have been received) to manage the Company's leverage of debt to tangible equity (equity less goodwill and net unrealized gains or losses on investment securities) to
6.50 to 1.  The debt to tangible equity ratio at March 31, 1999 was 6.49 to
1. Certain AGFC financing agreements limit the amount of dividends AGFC may pay.


Liquidity Facilities

The Company participates in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. The Company is an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries
(the  "shared  committed  facilities").   At  March  31,  1999, the  annual
commitment fees for  the shared  committed facilities ranged  from .05%  to
 .07%.   The Company pays only  an allocated portion of  the commitment fees
for  the shared  committed facilities.   The  Company also  has uncommitted
credit facilities and is an eligible borrower under uncommitted credit facilities extended to American General and certain of its subsidiaries
(the "shared  uncommitted facilities").    Available borrowings  under  all
facilities  are  reduced  by  any  outstanding  borrowings.     Information
concerning the credit facilities follows:

                                                March 31,
                                           1999           1998
                                          (dollars in millions)
Committed credit facilities:
  Shared committed facilities             $5,000.0     $4,800.0
  Borrowings                                    -            -

  Remaining availability                  $5,000.0     $4,800.0

Uncommitted credit facilities:
  Company uncommitted facilities          $  141.0     $  141.0
  Shared uncommitted facilities              150.0        200.0
  Borrowings                                    -            -

  Remaining availability                  $  291.0     $  341.0


Year 2000 Contingency

Internal Systems. The Company is modifying its internal systems to achieve Year 2000 readiness. The Company has developed and is implementing a plan to minimize the risk of a significant negative impact on its operations.

The Company's plan includes the following activities: (1) perform an inventory of the Company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the Company to business interruptions due to Year 2000 issues; (3) reprogram or replace systems that are not Year 2000 ready; (4) test systems to prove that they will function into the next century as they do currently; and (5) return the systems to operations. As of December 31, 1998, these activities had been completed for substantially all of the Company's critical systems, making them Year 2000 ready. Vendor upgrades for a small number of systems were either completed in first quarter 1999 or are expected to be completed by June 30, 1999; therefore, activities (3) through (5) are ongoing for some systems.

The Company will continue to test its systems throughout 1999 to maintain Year 2000 readiness. In addition, the Company currently is developing plans for the century transition, which will restrict systems modifications from November 1999 through January 2000, create rapid response teams to address problems, and limit vacations for key technical personnel.

Third  Party Relationships.   The  Company has  relationships with  various
third parties who must also be Year 2000 ready. These third parties provide (or receive) resources and services to (or from) the Company and include organizations with which the Company exchanges information. Third parties include vendors of hardware, software, and information services; providers of infrastructure services such as voice and data communications and utilities for office facilities; and customers. Third parties differ from internal systems in that the Company exercises less, or no, control over Year 2000 readiness. The Company has developed a plan to assess and attempt to mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. The plan includes the following activities: (1) identify and classify third party dependencies;
(2) research, analyze, and document Year 2000 readiness for critical third parties; and (3) test critical hardware and software products and electronic interfaces. As of April 30, 1999, the Company has identified and assessed its critical third party dependencies. Of these critical dependencies, approximately 68 have been identified as being of a nature that required them to be covered in the Company's contingency planning efforts. Due to the various stages of Year 2000 readiness for these critical third-party dependencies, the Company's testing activities related to critical third parties will extend throughout 1999.

Contingency Plan. The Company has commenced contingency planning to reduce the risk of Year 2000-related business failures. The contingency plan, which addresses both internal systems and third party relationships, includes the following activities: (1) evaluate the consequences of failure of critical business processes with significant exposure to Year 2000 risk;
(2) determine the probability of a Year 2000-related failure for those critical processes that have a high consequence of failure; (3) develop an action plan to complete contingency plan for critical processes that rank high in consequence and probability of failure; and (4) complete the applicable contingency plan. As of April 30, 1999, the contingency plan has been completed and will be tested during the second and third quarters of 1999.

Risks and Uncertainties. Based on its plan to make internal systems ready for Year 2000, to deal with third party relationships, and to develop contingency actions, the Company believes that it will experience at most isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on the Company's future results of operations, liquidity, or financial condition. However, due to the magnitude and complexity of this project, risks and uncertainties exist and the Company is not able to predict a most reasonably likely worst case scenario. If Year 2000 readiness is not achieved due to the Company's failure to maintain critical systems as Year 2000 ready, failure of critical third parties to achieve Year 2000 readiness on a timely basis, failure of contingency plans to reduce Year 2000-related business failures, or other unforeseen circumstances in completing the Company's plans, the Year 2000 issues could have a material adverse impact on the Company's operations following the turn of the century.

Costs. Through March 31, 1999, the Company has incurred and expensed $6.9 million (pretax) related to Year 2000 readiness, including $.6 million incurred during first quarter 1999 and $.1 million incurred in first quarter 1998. The Company currently anticipates that it will incur future costs of approximately $2.3 million (pretax) to maintain Year 2000 readiness, complete Year 2000 work on non-critical systems and testing of critical third party relationships, and continue contingency planning activities. The Company has accelerated the replacement of certain systems as part of its Year 2000 activities. Costs of the replacement systems were capitalized and are being amortized over their useful lives, recorded as operating leases, or expensed as incurred in accordance with the Company's normal accounting policies. Anticipated replacement costs incurred in 1998 totaled $2.1 million. Replacement costs for 1999 are anticipated to be immaterial.

                       SELECTED FINANCIAL INFORMATION


The following table shows selected financial information of the Company:

                                                         At or for the
                                                      Three Months Ended
                                                           March 31,
                                                     1999            1998
                                                    (dollars in thousands)
Average finance receivables net
  of unearned finance charges
  (average net receivables)                        $9,537,185    $7,818,487

Average borrowings                                 $8,695,067    $7,113,312

Yield - finance charges (annualized)
  as a percentage of average net
  receivables                                          14.81%        16.47%

Borrowing cost - interest expense
  (annualized) as a percentage of
  average borrowings                                    6.24%         6.73%

Interest spread - yield less
  borrowing cost                                        8.57%         9.74%

Insurance revenues (annualized) as
  a percentage of average net
  receivables                                           1.80%         2.20%

Operating expenses (annualized) as
  a percentage of average net
  receivables                                           5.46%         6.27%

Return on average assets
  (annualized)                                          1.89%         1.98%

Return on average equity
  (annualized)                                         12.86%        13.20%

Charge-off ratio - net charge-offs
  (annualized) as a percentage of
  the average of net finance
  receivables at the beginning
  of each month during the period                       2.14%         2.71%

Allowance ratio - allowance for
  finance receivable losses as a
  percentage of net finance
  receivables                                           3.89%         4.55%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 for
  calculations)                                         1.59          1.60

                                                            March 31,
                                                        1999        1998

Delinquency ratio - finance receivables
  60 days or more past due as a
  percentage of related receivables                     3.68%       3.52%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on investment securities              6.49        6.51

Debt to equity ratio                                    5.40        5.17



                       ANALYSIS OF OPERATING RESULTS


Net Income

Net income increased $6.7 million, or 14%, for the three months ended March 31, 1999 when compared to the same period in 1998. See Note 5. of the Notes to Condensed Consolidated Financial Statements in Item 1. for information on the results of the Company's business segments.

During 1999 and 1998, the Company continued to improve credit quality by raising underwriting standards and increasing the proportion of real estate loans. At March 31, 1999, real estate loans accounted for 62% of total net finance receivables outstanding compared to 53% at March 31, 1998.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charges increased $30.7 million, or 10%, for the three months ended March 31, 1999 when compared to the same period in 1998 due to an increase in average net receivables, partially offset by a decline in yield. Average net receivables increased $1.7 billion, or 22%, for the three months ended March 31, 1999 when compared to the same period in 1998 primarily due to growth in real estate loans. Yield decreased 166 basis points for the three months ended March 31, 1999 when compared to the same period in 1998 primarily due to the larger proportion of finance receivables that are real estate loans, which generally have lower yields.

Insurance Revenues

Insurance revenues remained at near the same level for the three months ended March 31, 1999 when compared to the same period in 1998.


Other Revenues

Other revenues increased $2.6 million, or 11%, for the three months ended March 31, 1999 when compared to the same period in 1998 primarily due to increases in investment revenue, revenue on foreclosed real estate, and interest revenue on notes receivable from parent. The increase in investment revenue reflected growth in average invested assets and higher realized gains, partially offset by a decline in adjusted portfolio yield.


Interest Expense

Interest expense increased $16.0 million, or 13%, for the three months ended March 31, 1999 when compared to the same period in 1998 due to an increase in average borrowings, partially offset by a decline in borrowing cost. Average borrowings increased $1.6 billion, or 22%, for the three months ended March 31, 1999 when compared to the same period in 1998 primarily to support finance receivable growth. Borrowing cost decreased 49 basis points for the three months ended March 31, 1999 when compared to the same period in 1998 due to lower rates on both long-term and short-term debt.


Operating Expenses

Operating expenses increased $7.5 million, or 6%, for the three months ended March 31, 1999 when compared to the same period in 1998 primarily due to increases in litigation expenses and amortization of intangibles, partially offset by an increase in deferred loan origination costs. See Legal Proceedings in Part II for further information on litigation.


Provision for Finance Receivable Losses

Provision for finance receivable losses increased $3.0 million, or 6%, for the three months ended March 31, 1999 when compared to the same period in 1998 primarily due to a $5.0 million reduction in the amounts provided for the allowance for finance receivable losses in first quarter 1998, partially offset by a decrease in net charge-offs in first quarter 1999.

Net charge-offs for the three months ended March 31, 1999 decreased to $50.9 million from $52.9 million for the same period in 1998. The charge-off ratio was 2.14% for the three months ended March 31, 1999 compared to 2.71% for the same period in 1998. The decrease in the charge-off ratio reflected the results of the continuing efforts to improve credit quality, including raising underwriting standards and increasing the proportion of real estate loans which generally have lower net charge-offs.

At March 31, 1999, delinquencies were $373.6 million compared to $298.5 million at March 31, 1998. The following table shows delinquency ratios by type of finance receivable:

                                                March 31,
                                           1999          1998

Real estate loans                          3.37%         2.77%
Non-real estate loans                      5.22          5.28
  Total loans                              3.96          3.75
Retail sales finance                       1.96          2.41
  Total delinquency ratio                  3.68          3.52


The increase in the delinquency ratio from March 31, 1998 reflected the maturing of purchased real-estate portfolios which were primarily new originations when purchased and the effects of general economic conditions.

At March 31, 1999, the allowance for finance receivable losses was $374.6 million compared to $358.1 million at March 31, 1998. The allowance ratio at March 31, 1999 was 3.89% compared to 4.55% at March 31, 1998. The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio which reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $2.2 million, or 10%, for the three months ended March 31, 1999 when compared to the same period in 1998 due to a decrease in claims paid, partially offset by an increase in provision for future benefits. Claims decreased $3.0 million primarily due to favorable loss experience on credit insurance. Provision for future benefits increased $.8 million due to increased sales of non-credit insurance products.


Provision for Income Taxes

The provision for income taxes increased $2.3 million, or 8%, for the three months ended March 31, 1999 when compared to the same period in 1998 primarily due to higher taxable income, partially offset by a lower effective tax rate. The effective tax rate was 36.33% for the three months ended March 31, 1999 compared to 37.67% for the same period in 1998.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) competitive, regulatory, or tax changes that affect the cost of, or demand for, the Company's products; (3) the Company's ability or the ability of third parties to achieve and maintain Year 2000 readiness for critical systems and operations; and (4) adverse litigation results or resolution of litigation. Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the Company's 1998 Form 10-K, AGFC and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to create the potential for an unpredictable judgment in any given suit.


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

     Current Report on Form 8-K dated April 28, 1999, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended March 31, 1999.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE CORPORATION
                                              (Registrant)



Date:  May 14, 1999               By /s/ Robert A. Cole
                                         Robert A. Cole
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             21

(27)  Financial Data Schedule.                                       22