Form 10-Q
period 2000-06-30
AMERICAN GENERAL FINANCE CORP
filed 2000-08-08
CIK 25598

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000

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

At August 8, 2000, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                       Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements


            AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


                                  Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                    2000       1999        2000       1999
                                            (dollars in thousands)
Revenues
  Finance charges                 $388,203   $348,302    $768,838   $697,978
  Insurance                         48,752     45,593      96,919     88,527
  Other                             31,021     27,265      66,913     53,474

Total revenues                     467,976    421,160     932,670    839,979

Expenses
  Interest expense                 167,113    136,568     327,654    271,874
  Operating expenses               131,877    127,605     264,852    257,671
  Provision for finance
    receivable losses               47,699     47,297      95,497     98,141
  Insurance losses and loss
    adjustment expenses             22,097     19,561      47,084     39,434

Total expenses                     368,786    331,031     735,087    667,120

Income before provision for
  income taxes                      99,190     90,129     197,583    172,859

Provision for Income Taxes          36,158     32,749      71,778     62,805


Net Income                        $ 63,032   $ 57,380    $125,805   $110,054



<F1>
See Notes to Condensed Consolidated Financial Statements.

            AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)



                                                  June 30,      December 31,
                                                    2000             1999
                                                    (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                            $ 7,056,744     $ 6,918,753
    Non-real estate loans                          2,932,081       2,526,556
    Retail sales finance                           1,367,603       1,312,169

Net finance receivables                           11,356,428      10,757,478
Allowance for finance receivable losses             (372,829)       (385,327)
Net finance receivables, less allowance
  for finance receivable losses                   10,983,599      10,372,151

Investment securities                              1,037,836         985,483
Cash and cash equivalents                            155,639         118,151
Notes receivable from parent                         242,954         189,883
Other assets                                         712,158         798,434

Total assets                                     $13,132,186     $12,464,102


Liabilities and Shareholder's Equity

Long-term debt                                   $ 5,845,241     $ 5,709,755
Short-term notes payable:
  Commercial paper                                 4,611,048       4,245,961
  Other                                                 -                559
Insurance claims and policyholder
  liabilities                                        474,819         462,100
Other liabilities                                    418,331         322,362
Accrued taxes                                         22,712          21,406

Total liabilities                                 11,372,151      10,762,143

Shareholder's equity:
  Common stock                                         5,080           5,080
  Additional paid-in capital                         877,514         877,514
  Accumulated other comprehensive loss               (13,462)         (6,694)
  Retained earnings                                  890,903         826,059

Total shareholder's equity                         1,760,035       1,701,959

Total liabilities and shareholder's equity       $13,132,186     $12,464,102



<F1>
See Notes to Condensed Consolidated Financial Statements.

            AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                        Six Months Ended
                                                            June 30,
                                                      2000           1999
                                                     (dollars in thousands)
Cash Flows from Operating Activities
Net income                                         $   125,805   $   110,054
Reconciling adjustments:
  Provision for finance receivable losses               95,497        98,141
  Depreciation and amortization                         69,287        61,629
  Deferral of finance receivable origination
    costs                                              (26,110)      (24,773)
  Deferred income tax charge                               753         3,587
  Change in other assets                                76,395       (39,357)
  Change in other liabilities                           95,968        30,392
  Change in insurance claims and policyholder
    liabilities                                         12,719         4,399
  Change in taxes receivable and payable                10,312        (1,631)
  Other, net                                             2,711        23,757
Net cash provided by operating activities              463,337       266,198

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (3,330,044)   (2,869,853)
  Principal collections on finance receivables       2,598,094     2,464,241
  Investment securities purchased                     (178,468)     (173,355)
  Investment securities called, matured and sold       117,006       123,717
  Change in notes receivable from parent               (53,071)        1,442
  Transfer of liabilities to parent                       -          (22,996)
  Change in premiums on finance receivables
    purchased and deferred charges                      (7,460)      (12,969)
  Other, net                                            (9,243)      (15,727)
Net cash used for investing activities                (863,186)     (505,500)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             830,754       454,867
  Repayment of long-term debt                         (696,985)     (185,750)
  Change in short-term notes payable                   364,528        76,014
  Dividends paid                                       (60,960)     (136,045)
Net cash provided by financing activities              437,337       209,086

Increase (decrease) in cash and cash equivalents        37,488       (30,216)
Cash and cash equivalents at beginning of period       118,151       129,500
Cash and cash equivalents at end of period         $   155,639   $    99,284

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid                              $    60,086   $    58,897
    Interest paid                                  $   326,152   $   260,249



<F1>
See Notes to Condensed Consolidated Financial Statements.

            AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Comprehensive Income
                                 (Unaudited)



                                  Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                    2000       1999        2000       1999
                                            (dollars in thousands)

Net income                        $ 63,032   $ 57,380    $125,805   $110,054

Other comprehensive income:
  Net unrealized losses on
    investment securities           (4,351)   (25,082)     (8,127)   (40,740)
  Income tax effect                  1,526      8,841       2,847     14,335

  Net unrealized losses on
    investment securities,
    net of tax                      (2,825)   (16,241)     (5,280)   (26,405)

  Reclassification adjustment
    for realized losses (gains)
    included in net income           1,381       (654)     (2,290)      (959)
  Income tax effect                   (483)       166         802        259

  Realized losses (gains)
    included in net income,
    net of tax                         898       (488)     (1,488)      (700)

Other comprehensive loss,
    net of tax                      (1,927)   (16,729)     (6,768)   (27,105)


Comprehensive income              $ 61,105   $ 40,651    $119,037   $ 82,949



<F1>
See Notes to Condensed Consolidated Financial Statements.

            AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                June 30, 2000



Note 1.  Principles of Consolidation

American General Finance Corporation will be referred to as "AGFC" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". We prepared the accompanying unaudited condensed consolidated financial statements using generally accepted accounting principles for interim periods. They include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. We did not include per share information because AGFC is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

Our condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of the Company's consolidated financial position at June 30, 2000 and December 31, 1999, our consolidated results of operations for the three months and six months ended June 30, 2000 and 1999, our consolidated cash flows for the six months ended June 30, 2000 and 1999, and our consolidated comprehensive income for the three months and six months ended June 30, 2000 and 1999. Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

To conform with the 2000 presentation, we reclassified certain items in the prior period.



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

AGFC uses interest rate swap agreements to reduce its exposure to market interest rate increases by synthetically converting certain floating-rate debt to a fixed-rate basis. At June 30, 2000, interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $1.7 billion in notional amount, with a weighted average pay rate of 6.95% and a weighted average receive rate of 6.76%.

As an alternative to fixed-rate term debt, AGFC's interest rate swap agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first six months of 2000 or 1999.



Note 5.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by financial service product. During first quarter 2000, the centralized real estate operation was decentralized and merged into the consumer branches operation. The resulting new segment has been named the consumer finance operation. The consumer finance operation originates home equity and consumer loans, purchases loans and portfolios of loans originated by various lenders, extends lines of credit, offers retail sales financing to merchants, and sells credit and non-credit insurance products. The insurance operation writes and assumes credit and non-credit insurance through products that are sold principally by the consumer finance operation.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

Because segment information is not calculated separately for the Company, the remaining information is for AGFI.

For the three months ended June 30, 2000:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $415,198        $   -            $415,198
    Insurance                     363          48,389           48,752
    Other                        (536)         22,133           21,597
  Intercompany                 16,893         (16,093)             800
Pretax income                  42,429          24,592           67,021



For the three months ended June 30, 1999:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $368,729        $   -            $368,729
    Insurance                     411          45,182           45,593
    Other                         774          20,041           20,815
  Intercompany                 17,609         (16,994)             615
Pretax income                  79,256          21,331          100,587

For the six months ended June 30, 2000:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $824,064        $   -            $824,064
    Insurance                     610          96,309           96,919
    Other                         (94)         44,153           44,059
  Intercompany                 36,287         (34,712)           1,575
Pretax income                 139,768          43,385          183,153



For the six months ended June 30, 1999:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $739,922        $   -            $739,922
    Insurance                     854          87,673           88,527
    Other                       3,330          39,909           43,239
  Intercompany                 35,120         (33,894)           1,226
Pretax income                 160,441          39,457          199,898


Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                            Three Months Ended       Six Months Ended
                                  June 30,               June 30,
                              2000       1999        2000       1999
                                      (dollars in thousands)
Pretax income:
  Segments                  $ 67,021   $100,587    $183,153   $199,898
  Corporate                  (20,329)   (12,227)    (44,282)   (29,272)
  Adjustments                 (3,599)    (1,689)     (2,127)    (4,216)

Total consolidated
  pretax income             $ 43,093   $ 86,671    $136,744   $166,410



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks under credit facilities. AGFI has also contributed capital to AGFC when needed for finance receivable growth or other circumstances.

The following table shows principal sources and uses of cash:

                                              Six Months Ended
                                                  June 30,
                                           2000             1999
                                           (dollars in millions)
Principal sources of cash:

  Operations                              $463.3           $266.2
  Net issuance of debt                     498.3            345.1

Principal sources of cash                 $961.6           $611.3


Principal uses of cash:

  Net originations and purchases
    of finance receivables                $732.0           $405.6
  Dividends paid                            61.0            136.0

Principal uses of cash                    $793.0           $541.6


We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations and operational requirements.


Capital Resources
                                                  June 30,
                                           2000             1999
                                           (dollars in millions)

Long-term debt                            $ 5,845.2     $ 5,432.9
Short-term debt                             4,611.1       3,561.7

Total debt                                 10,456.3       8,994.6
Equity                                      1,760.0       1,570.2

Total capital                             $12,216.3     $10,564.8

Net finance receivables                   $11,356.4     $ 9,773.1
Debt to tangible equity ratio                  6.51          6.50


Our capital varies directly with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

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


Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC is an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At June 30, 2000, the annual commitment fees for the shared committed facilities ranged from .05% to
 .07%. We pay only an allocated portion of the commitment fees for the shared committed facilities. AGFC and certain subsidiaries also have uncommitted credit facilities. In addition, AGFC is an eligible borrower under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities follows:

                                                    June 30,
                                              2000           1999
                                             (dollars in millions)
Committed credit facilities:
  Shared committed facilities                $5,600.0     $5,000.0
  Borrowings                                       -            -

  Remaining availability                     $5,600.0     $5,000.0

Uncommitted credit facilities:
  Company uncommitted facilities             $   51.0     $  141.0
  Shared uncommitted facilities                  50.0        150.0
  Borrowings                                       -            -

  Remaining availability                     $  101.0     $  291.0



          ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Net income                 $ 63.0        $ 57.4   $125.8        $110.1
  Return on average
    assets (annualized)     1.95%         2.03%    1.97%         1.96%
  Return on average
    equity (annualized)    14.63%        14.06%   14.63%        13.46%
  Ratio of earnings to
    fixed charges                                  1.59x         1.62x

Net income increased $5.6 million, or 10%, for the three months ended June 30, 2000 and $15.7 million, or 14%, for the six months ended June 30, 2000 when compared to the same periods in 1999. See Note 5. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results are as follows:


Finance Charges
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Finance charges            $   388.2  $   348.3   $   768.8  $   698.0
  Average net receivables  $11,028.6  $ 9,679.5   $10,906.7  $ 9,608.4
  Yield                       14.14%     14.42%      14.16%     14.61%


Finance charges increased $39.9 million, or 11%, for the three months ended June 30, 2000 and $70.8 million, or 10%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to higher average net receivables, partially offset by lower yield.

The following table shows average net receivables by type of finance receivable:

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Real estate loans          $ 7,053.1  $ 6,031.5   $ 7,011.0  $ 5,915.5
Non-real estate loans        2,640.6    2,435.6     2,568.8    2,453.4
Retail sales finance         1,334.9    1,212.4     1,326.9    1,239.5
  Total average net
    receivables            $11,028.6  $ 9,679.5   $10,906.7  $ 9,608.4


Average net receivables increased $1.3 billion, or 14%, for the three months ended June 30, 2000 and $1.3 billion, or 14%, for the six months ended June 30, 2000 when compared to the same periods in 1999.

The following table shows yield by type of finance receivable:

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999

Real estate loans          11.32%        11.46%   11.28%        11.66%
Non-real estate loans      21.84%        21.91%   22.02%        22.00%
Retail sales finance       13.79%        14.10%   14.14%        14.08%
  Total yield              14.14%        14.42%   14.16%        14.61%


Yield decreased 28 basis points for the three months ended June 30, 2000 and 45 basis points for the six months ended June 30, 2000 when compared to the same periods in 1999 reflecting the larger proportion of average net receivables in real estate loans, which generally have lower yields, and a decline in real estate loan yield.

Insurance Revenues
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Insurance revenues         $ 48.8        $ 45.6   $ 96.9        $ 88.5
  Premiums earned          $ 47.9        $ 44.7   $ 95.4        $ 86.9
  Insurance revenues
    (annualized)as a
    percentage of
    average net
    receivables             1.77%         1.88%    1.78%         1.84%


Insurance revenues increased $3.2 million, or 7%, for the three months ended June 30, 2000 and $8.4 million, or 9%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to higher earned premiums. Earned premiums increased primarily due to higher written premium volume in 1999 and 2000.


Other Revenues
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Other revenues             $ 31.0        $ 27.3   $ 66.9        $ 53.5
  Investment revenue       $ 20.4        $ 20.3   $ 45.7        $ 40.2
  Interest revenue -
    notes receivable
    from parent            $  8.6        $  4.5   $ 16.6        $  9.3


Other revenues increased $3.7 million, or 14%, for the three months ended June 30, 2000 and $13.4 million, or 25%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to higher interest revenue on notes receivable from AGFI. The increase in other revenues for the six months ended June 30, 2000 also reflected higher investment revenue due to growth in average invested assets, higher realized gains, and higher adjusted portfolio yield.


Interest Expense
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Interest expense           $   167.1  $   136.6   $   327.7  $   271.9
  Average borrowings       $10,248.6  $ 8,822.2   $10,119.0  $ 8,759.0
  Borrowing cost               6.53%      6.19%       6.48%      6.22%


Interest expense increased $30.5 million, or 22%, for the three months ended June 30, 2000 and $55.8 million, or 21%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to higher average borrowings and higher borrowing cost. Average borrowings increased $1.4 billion, or 16%, for the three months and six months ended June 30, 2000 when compared to the same periods in 1999 primarily to support finance receivable growth. Borrowing cost increased 34 basis points for the three months ended June 30, 2000 and 26 basis points for the six months ended June 30, 2000 when compared to the same periods in 1999 due to higher rates on short-term debt, partially offset by lower rates on long-term debt.

Operating Expenses
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Operating expenses         $131.9        $127.6   $264.9        $257.7
  Operating expenses
    (annualized)as a
    percentage of
    average net
    receivables             4.78%         5.27%    4.86%         5.36%


Operating expenses increased $4.3 million, or 3%, for the three months ended June 30, 2000 and $7.2 million, or 3%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to increases in salaries and data processing expenses, partially offset by lower litigation expenses.

The improvement in operating expenses as a percentage of average net receivables for the three months and six months ended June 30, 2000 when compared to the same periods in 1999 reflects continued improvement in operating efficiencies.


Provision for Finance Receivable Losses

                                                      At or for the
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Provision for finance
  receivable losses        $ 47.7        $ 47.3   $ 95.5        $ 98.1
  Net charge-offs          $ 47.7        $ 47.3   $ 95.5        $ 98.1
  60 day+ delinquency                             $361.4        $366.3
  Allowance for finance
    receivable losses                             $372.8        $376.2


Provision for finance receivable losses increased $.4 million, or 1%, for the three months ended June 30, 2000 and decreased $2.6 million, or 3%, for the six months ended June 30, 2000 when compared to the same periods in 1999. The decrease in provision for finance receivable losses for the six months ended June 30, 2000 reflected lower net charge-offs.

The following table shows charge-off ratios by type of finance receivable:

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999

Real estate loans          0.64%          0.57%   0.65%          0.52%
Non-real estate loans      4.54%          5.09%   4.62%          5.34%
Retail sales finance       1.94%          2.56%   2.01%          2.76%
  Total charge-off ratio   1.73%          1.96%   1.75%          2.05%


The decrease in the charge-off ratio for the three months and six months ended June 30, 2000 when compared to the same periods in 1999 reflected the results of past and ongoing credit quality improvement efforts, including consistent adherence to strict underwriting guidelines and an increased proportion of average net receivables in real estate loans.

The following table shows delinquency ratios by type of finance receivable:

                                            June 30,
                                        2000        1999

Real estate loans                      3.05%        3.25%
Non-real estate loans                  3.74         5.08
Retail sales finance                   1.54         1.87
  Total delinquency ratio              3.04         3.56


The decrease in the delinquency ratio at June 30, 2000 when compared to June 30, 1999 reflected the continued improvement in credit quality and the higher level of purchased receivables. The decrease in the delinquency ratio also reflected the sale of fully-reserved delinquent net finance receivables totaling $27.1 million (gross balances totaling $34.8 million) in first quarter 2000, consisting of non-real estate loans ($25.0 million) and retail sales finance ($2.1 million). This sale reduced the delinquency ratio by approximately 30 basis points at the time of sale.

The following table shows selected statistics relating to the allowance for finance receivable losses:

                                                      At or for the
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999

Allowance ratio                                   3.28%          3.85%
Charge-off coverage        1.95x          1.99x   1.95x          1.92x


We periodically evaluate our finance receivable portfolio to determine the level of the allowance for finance receivable losses. In our opinion, the allowance is adequate to absorb anticipated losses in our existing portfolio. During second quarter 2000, we increased the allowance for finance receivable losses $14.6 million by applying the purchase accounting
method for our portfolio acquisitions.   The allowance as a percentage of
net finance receivables has continued to decline, reflecting the sale of fully-reserved net finance receivables totaling $27.1 million in first quarter 2000 and continued improvement in credit quality. The charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), has been essentially flat for the three months and six months ended June 30, 2000 when compared to the same periods in 1999.


Insurance Losses and Loss Adjustment Expenses

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Claims incurred            $ 19.8        $ 18.8   $ 42.5        $ 39.4
Change in benefit
  reserves                 $  2.3        $   .8   $  4.6        $   -

Insurance losses and loss
  adjustment expenses      $ 22.1        $ 19.6   $ 47.1        $ 39.4


Insurance losses and loss adjustment expenses increased $2.5 million, or 13%, for the three months ended June 30, 2000 and $7.7 million, or 19%, for the six months ended June 30, 2000 when compared to the same periods in 1999 due to increases in provision for future benefits and claims. Provision for future benefits increased $1.5 million for the three months ended June 30, 2000 and $4.6 million for the six months ended June 30,

2000, due to increased sales of non-credit insurance products. Claims increased $1.0 million for the three months ended June 30, 2000 and $3.1 million for the six months ended June 30, 2000 primarily due to unusually low loss experience in 1999.


Provision for Income Taxes
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Provision for income
  taxes                    $ 36.2        $ 32.7   $ 71.8        $ 62.8
  Pretax income            $ 99.2        $ 90.1   $197.6        $172.9
  Effective income
    tax rate               36.45%        36.34%   36.33%        36.33%


The provision for income taxes increased $3.5 million, or 10%, for the three months ended June 30, 2000 and $9.0 million, or 14%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to higher taxable income.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt represented 37% of our average borrowings for the three months ended June 30, 2000 and 35% for the six months ended June 30, 2000 compared to 29% for the three months and six months ended June 30, 1999. These percentages include the effect of interest rate swap agreements that converted floating-rate debt to a fixed rate.



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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in Item 7A. in our 1999 Annual Report on Form 10-K. There have been no material changes in such risks or our asset/liability management program during the six months ended June 30, 2000. See Note 4. of the Notes to Condensed Consolidated Financial Statements for information about significant derivative financial instrument activity during the year.



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

     Current Report on Form 8-K dated July 26, 2000, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended June 30, 2000.

                                Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AMERICAN GENERAL FINANCE CORPORATION
                                         (Registrant)



Date: August 8, 2000         By /s/ Robert A. Cole
                                    Robert A. Cole
                                Senior Vice President and Chief
                                  Financial Officer
                                (Duly Authorized Officer and Principal
                                  Financial Officer)

                              Exhibit Index


Exhibit

 (12)     Computation of Ratio of Earnings to Fixed Charges.

 (27)     Financial Data Schedule.