Form 10-Q
period 2001-03-31
AMERICAN GENERAL FINANCE CORP
filed 2001-05-15
CIK 25598

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001

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

At May 15, 2001, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2001          2000
                                                      (dollars in thousands)

Revenues
  Finance charges                                     $408,910      $380,635
  Insurance                                             48,078        48,167
  Other                                                 30,855        35,892

Total revenues                                         487,843       464,694

Expenses
  Interest expense                                     167,238       160,541
  Operating expenses                                   131,907       132,975
  Provision for finance receivable losses               58,704        47,798
  Insurance losses and loss adjustment
    expenses                                            23,258        24,987

Total expenses                                         381,107       366,301

Income before provision for income taxes               106,736        98,393

Provision for Income Taxes                              38,561        35,620


Net Income                                            $ 68,175      $ 62,773





See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)



                                                   March 31,    December 31,
                                                     2001            2000
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                               $ 7,169,057    $ 7,040,925
  Non-real estate loans                             2,888,334      2,970,233
  Retail sales finance                              1,358,871      1,416,667

Net finance receivables                            11,416,262     11,427,825
Allowance for finance receivable losses              (375,631)      (372,825)
Net finance receivables, less allowance
  for finance receivable losses                    11,040,631     11,055,000

Investment securities                               1,174,805      1,105,427
Cash and cash equivalents                             170,032        134,539
Notes receivable from parent                          263,845        261,321
Other assets                                          645,419        636,866

Total assets                                      $13,294,732    $13,193,153


Liabilities and Shareholder's Equity

Long-term debt                                    $ 5,637,272    $ 5,667,567
Commercial paper                                    4,840,486      4,846,445
Insurance claims and policyholder
  liabilities                                         515,996        519,447
Other liabilities                                     512,830        349,413
Accrued taxes                                          61,168         23,987

Total liabilities                                  11,567,752     11,406,859

Shareholder's equity:
  Common stock                                          5,080          5,080
  Additional paid-in capital                          877,526        877,514
  Accumulated other comprehensive (loss)
    income                                            (49,487)         2,628
  Retained earnings                                   893,861        901,072

Total shareholder's equity                          1,726,980      1,786,294

Total liabilities and shareholder's equity        $13,294,732    $13,193,153





See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                       2001          2000
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $   68,175    $   62,773
Reconciling adjustments:
  Provision for finance receivable losses               58,704        47,798
  Depreciation and amortization                         33,654        32,885
  Deferral of finance receivable origination
    costs                                              (12,626)      (13,027)
  Deferred income tax charge                             1,393         1,207
  Change in other assets and other liabilities          14,309        98,659
  Change in insurance claims and policyholder
    liabilities                                         (3,451)        4,227
  Change in taxes receivable and payable                42,498        32,055
  Other, net                                            61,199         6,089
  Net cash provided by operating activities            263,855       272,666

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (1,463,278)   (1,473,950)
  Principal collections on finance receivables       1,406,714     1,304,064
  Investment securities purchased                     (364,377)     (118,457)
  Investment securities called, matured and sold       269,756        67,117
  Change in notes receivable from parent                (2,524)      (54,362)
  Change in premiums on finance receivables
    purchased and deferred charges                      (6,094)       (1,528)
  Other, net                                            (2,518)       (6,507)
Net cash used for investing activities                (162,321)     (283,623)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt              81,389       379,134
  Repayment of long-term debt                         (112,530)     (394,849)
  Change in short-term notes payable                    (5,959)       84,100
  Change in short-term collateralized financing         46,445          -
  Dividends paid                                       (75,386)      (60,960)
Net cash (used for) provided by financing
  activities                                           (66,041)        7,425

Increase (decrease) in cash and cash equivalents        35,493        (3,532)
Cash and cash equivalents at beginning of period       134,539       118,151
Cash and cash equivalents at end of period          $  170,032    $  114,619

Supplemental Disclosure of Cash Flow
  Information
    Income taxes (received) paid                    $   (2,987)   $    2,818
    Interest paid                                   $  186,537    $  191,806





See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2001          2000
                                                      (dollars in thousands)


Net income                                            $ 68,175      $ 62,773

Other comprehensive loss:

  Net unrealized gains (losses):
    Investment securities                               10,415        (3,776)
    Interest rate swap agreements -
      transition adjustment                            (42,103)         -
    Interest rate swap agreements -
      current period                                   (46,438)         -
    Minimum pension liability adjustment                  (535)         -

  Income tax effect:
    Investment securities                               (3,645)        1,321
    Interest rate swap agreements -
      transition adjustment                             14,736          -
    Interest rate swap agreements -
      current period                                    16,254          -
    Minimum pension liability adjustment                   187          -

  Net unrealized losses, net of tax                    (51,129)       (2,455)

  Reclassification adjustments for
    realized gains included in
    net income:
      Investment securities                             (1,517)       (3,671)

  Income tax effect:
    Investment securities                                  531         1,285

  Realized gains included in net income,
    net of tax                                            (986)       (2,386)

Other comprehensive loss, net of tax                   (52,115)       (4,841)


Comprehensive income                                  $ 16,060      $ 57,932





See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                              March 31, 2001


Note 1.  Principles of Consolidation

American General Finance Corporation will be referred to as "AGFC" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States for interim periods. They include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. AGFC is a wholly owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a wholly owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

Our condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of the Company's consolidated financial position at March 31, 2001 and December 31, 2000, our consolidated results of operations for the three months ended March 31, 2001 and 2000, our consolidated cash flows for the three months ended March 31, 2001 and 2000, and our consolidated comprehensive income for the three months ended March 31, 2001 and 2000. Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

To conform to the 2001 presentation, we reclassified certain items in the prior period.


Note 3.  Merger

As previously announced, on March 11, 2001, American General, Prudential plc (Prudential), a public limited company incorporated in England and Wales, and certain wholly owned subsidiaries of Prudential entered into an Agreement and Plan of Merger (the Prudential Agreement). On May 11, 2001, these parties together with American International Group, Inc. (AIG), a Delaware corporation, entered into a Tri-Party Agreement, pursuant to which, among other things, the Prudential Agreement has been terminated. In accordance with the terms of the Prudential Agreement, American General concurrently paid Prudential the $600 million termination fee mandated by that agreement.

On May 11, 2001, American General, AIG, and a wholly owned subsidiary of AIG entered into an Agreement and Plan of Merger (the AIG Agreement), pursuant to which American General will become a wholly owned subsidiary of AIG. Under the terms of the AIG Agreement, which has been approved by the boards of directors of AIG and American General, American General shareholders will receive AIG common stock according to an exchange ratio that will be determined based on the 10-day average price of AIG's common stock ending three days prior to closing (the AIG Average Price). This exchange ratio will provide American General shareholders with AIG common stock valued at $46 per American General share as long as the AIG Average Price is between $76.20 and $84.22. If the AIG Average Price is between $76.20 and

$84.22, the exchange ratio will be equal to $46 divided by the AIG Average Price. If the AIG Average Price is equal to or less than $76.20 or equal to or more than $84.22, American General shareholders will receive 0.6037 or 0.5462 AIG shares, respectively.

The AIG Agreement is subject to various regulatory approvals and other customary conditions, as well as the approval of American General shareholders. The transaction is expected to close by year end.

Note 4.  Derivative Financial Instruments

To protect against interest rate fluctuations, AGFC uses derivative financial instruments in managing the cost of its debt. AGFC has generally limited its use of derivative financial instruments to interest rate swap agreements to reduce its exposure to market interest rate increases by synthetically converting certain floating-rate debt to a fixed-rate basis.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument are required to be reported in net income or comprehensive income, depending upon the intended use of the derivative instrument.

Upon adoption of SFAS 133, we recorded aftertax cumulative adjustments to recognize the fair value of interest rate swap agreements related to debt in the balance sheet, which reduced accumulated other comprehensive income in shareholder's equity $27.4 million. Since we anticipate holding the instruments for their full term, we do not expect this amount to impact earnings in future periods.

Our interest rate swap agreements are designated and qualify as cash flow hedges. We report the effective portion of the gain or loss on the instrument as a component of comprehensive income. We report any ineffectiveness in other revenues.

As an alternative to fixed-rate term debt, our interest rate swap agreements did not have a material effect on other revenues, interest expense, or net income during the three months ended March 31, 2001 or 2000.


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

For the three months ended March 31, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $439,659       $   -          $439,659
    Insurance                     281         47,797         48,078
    Other                      (2,455)        22,907         20,452
  Intercompany                 19,802        (19,032)           770
Pretax income                 107,990         20,301        128,291


For the three months ended March 31, 2000:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $408,866       $   -          $408,866
    Insurance                     247         47,920         48,167
    Other                         442         22,020         22,462
  Intercompany                 19,394        (18,619)           775
Pretax income                  97,339         18,793        116,132


Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                                               Three Months Ended
                                                    March 31,
                                              2001            2000
                                             (dollars in thousands)
Pretax income:
  Segments                                   $128,291      $116,132
  Corporate                                   (25,350)      (23,953)
  Adjustments                                    (694)        1,472

Total consolidated pretax income             $102,247      $ 93,651

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

The following table shows principal sources and uses of cash:

                                            Three Months Ended
                                                 March 31,
                                            2001           2000
                                           (dollars in millions)
Principal sources of cash:

  Operations                               $263.9         $272.7
  Net issuance of debt                         -            68.4

Principal sources of cash                  $263.9         $341.1


Principal uses of cash:

  Net originations and purchases
    of finance receivables                 $ 56.6         $169.9
  Dividends paid                             75.4           61.0
  Net repayment of debt                      37.1             -

Principal uses of cash                     $169.1         $230.9


We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations and operational requirements.

Capital Resources
                                                  March 31,
                                            2001             2000
                                            (dollars in millions)

Long-term debt                             $ 5,637.2     $ 5,694.9
Short-term debt                              4,840.5       4,330.7

Total debt                                  10,477.7      10,025.6
Equity                                       1,727.0       1,698.9

Total capital                              $12,204.7     $11,724.5

Net finance receivables                    $11,416.3     $10,838.7
Debt to tangible equity ratio                   6.49          6.50


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

AGFC has paid dividends to (or received capital contributions from) AGFI to manage our leverage of debt to tangible equity (equity less goodwill and accumulated other comprehensive income) to 6.50 to 1. An AGFC financing agreement limits the amount of dividends AGFC may pay. This agreement has not prevented us from managing our capital to targeted leverage.


Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC is an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At March 31, 2001, the annual commitment fees for the shared committed facilities ranged from .05% to .07%. We pay only an allocated portion of the commitment fees for the shared committed facilities. AGFC and certain subsidiaries also have uncommitted credit facilities. In addition, AGFC is an eligible borrower under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities follows:

                                                  March 31,
                                             2001          2000
                                            (dollars in millions)

Committed credit facilities:
  Shared committed facilities              $6,200.0      $5,600.0
  Borrowings                                     -             -

  Remaining availability                   $6,200.0      $5,600.0

Uncommitted credit facilities:
  Company uncommitted facilities           $    1.0      $    1.0
  Shared uncommitted facilities               100.0          50.0
  Borrowings                                     -            -

  Remaining availability                   $  101.0      $   51.0


         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Net income                                    $ 68.2         $ 62.8
Return on average assets (annualized)          2.06%          2.00%
Return on average equity (annualized)         15.40%         14.63%
Ratio of earnings to fixed charges             1.62x          1.60x


Net income increased $5.4 million, or 9%, for the three months ended March 31, 2001 when compared to the same period in 2000. See Note 5. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results are as follows:


Finance Charges
                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Finance charges                               $   408.9   $   380.6
Average net receivables                       $11,404.6   $10,784.8
Yield                                            14.49%      14.17%


Finance charges increased $28.3 million, or 7%, for the three months ended March 31, 2001 when compared to the same period in 2000 primarily due to higher average net receivables and yield.

The following table shows average net receivables by type:

                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Real estate loans                             $ 7,079.5   $ 6,968.9
Non-real estate loans                           2,923.0     2,497.0
Retail sales finance                            1,402.1     1,318.9
  Total average net receivables               $11,404.6   $10,784.8


Average net receivables increased $619.8 million, or 6%, for the three months ended March 31, 2001 when compared to the same period in 2000 primarily due to non-real estate loan growth.

The following table shows yield by type of finance receivable:

                                               Three Months Ended
                                                    March 31,
                                               2001           2000

Real estate loans                             11.75%         11.23%
Non-real estate loans                         21.53          22.22
Retail sales finance                          13.67          14.49
  Total yield                                 14.49          14.17


Yield increased 32 basis points for the three months ended March 31, 2001 when compared to the same period in 2000 reflecting a higher real estate loan yield.


Insurance Revenues
                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Insurance revenues                            $48.1           $48.2
Premiums earned                               $47.6           $47.5
Insurance revenues (annualized)
  as a percentage of average net
  receivables                                 1.69%           1.79%


Insurance revenues were essentially unchanged for the three months ended March 31, 2001 when compared to the same period in 2000.

Other Revenues
                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Other revenues                                $30.9           $35.9
Investment revenue                            $24.2           $25.3
Interest revenue - notes receivable
  from parent                                 $ 6.3           $ 8.1


Other revenues decreased $5.0 million, or 14%, for the three months ended March 31, 2001 when compared to the same period in 2000 primarily due to net losses on foreclosed real estate in 2001 compared to net gains in 2000, lower interest revenue on notes receivable from parent, and lower investment revenue. The decrease in investment revenue reflected lower realized gains and adjusted portfolio yield, partially offset by growth in average invested assets.


Interest Expense
                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Interest expense                              $   167.2   $   160.5
Average borrowings                            $10,411.3   $ 9,989.5
Borrowing cost                                    6.45%       6.43%


Interest expense increased $6.7 million, or 4%, for the three months ended March 31, 2001 when compared to the same period in 2000 primarily due to higher average borrowings and slightly higher borrowing cost. Average borrowings increased $421.8 million, or 4%, for the three months ended March 31, 2001 when compared to the same period in 2000 primarily to support finance receivable growth. Borrowing cost increased 2 basis points for the three months ended March 31, 2001 when compared to the same period in 2000 due to higher rates on long-term debt, substantially offset by lower rates on short-term debt.


Operating Expenses
                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Operating expenses                            $131.9         $133.0
Operating expenses (annualized)
  as a percentage of average
  net receivables                              4.63%          4.93%


Operating expenses decreased $1.1 million, or 1%, for the three months ended March 31, 2001 when compared to the same period in 2000, while average net receivables increased 6%. The improvement in operating expenses as a percentage of average net receivables for the three months ended March 31, 2001 when compared to the same period in 2000 reflects continued improvement in operating efficiencies.

Provision for Finance Receivable Losses
                                                  At or for the
                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Provision for finance receivable
  losses                                      $ 58.7         $ 47.8
Net charge-offs                               $ 58.7         $ 47.8
60 day+ delinquency                           $395.3         $349.4
Allowance for finance receivable
  losses                                      $375.6         $358.3


Provision for finance receivable losses increased $10.9 million, or 23%, for the three months ended March 31, 2001 when compared to the same period in 2000 due to higher net charge-offs.

The following table shows charge-off ratios by type of finance receivable:
                                               Three Months Ended
                                                    March 31,
                                               2001           2000

Real estate loans                             0.62%           0.67%
Non-real estate loans                         5.36            4.70
Retail sales finance                          2.38            2.07
  Total charge-off ratio                      2.06            1.78


The increase in the charge-off ratio for the three months ended March 31, 2001 when compared to the same period in 2000 was primarily due to higher net charge-offs on non-real estate loans reflecting the maturation of non-real estate loans purchased in second quarter 2000, which were primarily current receivables when purchased, and slowing economic conditions.

The following table shows delinquency ratios by type of finance receivable:
                                                    March 31,
                                               2001           2000

Real estate loans                             3.21%           3.03%
Non-real estate loans                         4.19            4.04
Retail sales finance                          1.89            1.54
  Total delinquency ratio                     3.30            3.08


The increase in the delinquency ratio at March 31, 2001 when compared to March 31, 2000 reflected the maturation of real estate and non-real estate loan portfolios purchased in 2000, which were primarily new originations or current receivables when purchased, and slowing economic conditions.

The following table shows selected statistics relating to the allowance for finance receivable losses:

                                                  At or for the
                                               Three Months Ended
                                                    March 31,
                                               2001           2000

Allowance ratio                               3.29%           3.31%
Charge-off coverage                           1.60x           1.87x


We periodically evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. In our opinion, the allowance is adequate to absorb anticipated losses in our existing portfolio. The allowance as a percentage of net finance receivables at March 31, 2001 essentially remained unchanged when compared to March 31, 2000. Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), declined during first quarter 2001 when compared to the same period in 2000 primarily due to higher net charge-offs.


Insurance Losses and Loss Adjustment Expenses

                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Claims incurred                               $24.0           $22.7
Change in benefit reserves                     (0.7)            2.3

Insurance losses and loss
  adjustment expenses                         $23.3           $25.0


Insurance losses and loss adjustment expenses decreased $1.7 million, or 7%, for the three months ended March 31, 2001 when compared to the same period in 2000 due to a decrease in provision for future benefits, partially offset by an increase in claims. Provision for future benefits decreased $3.0 million for the three months ended March 31, 2001 due to decreased sales of non-credit insurance products. Claims increased $1.3 million for the three months ended March 31, 2001 primarily due to increased loss experience.


Provision for Income Taxes
                                               Three Months Ended
                                                    March 31,
                                               2001           2000
                                              (dollars in millions)

Provision for income taxes                    $ 38.6         $ 35.6
Pretax income                                 $106.7         $ 98.4
Effective income tax rate                     36.13%         36.20%


The provision for income taxes increased $3.0 million, or 8%, for the three months ended March 31, 2001 when compared to the same period in 2000 primarily due to higher taxable income.

Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt represented 34% of our average borrowings for the three months ended March 31, 2001 and 2000. These percentages include the effect of interest rate swap agreements that converted floating-rate debt to a fixed rate.


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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, accounting, or tax changes that affect the cost, availability, or demand for, our products; (4) our ability to secure necessary regulatory approvals; (5) our ability to realize projected expense savings; (6) adverse litigation results or resolution of litigation; (7) the formation of strategic alliances or business combinations among our competitors or our business partners; and (8) American General's ability to obtain shareholder and regulatory approvals to complete a merger. Readers are also directed to other risks and uncertainties discussed in other documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in Item 7A. in our 2000 Annual Report on Form 10-K. There have been no material changes in such risks or our asset/liability management program during the three months ended March 31, 2001. See Note 4. of the Notes to Condensed Consolidated Financial Statements for information about our derivative financial instruments.



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

     Current report on Form 8-K dated March 11, 2001, with respect to the Agreement and Plan of Merger, dated March 11, 2001, entered into by American General Corporation and Prudential plc, a public limited company incorporated in England and Wales.

     Current report on Form 8-K dated April 25, 2001, with respect to the issuance of an Earnings Release announcing certain unaudited financial results of the Company for the quarter ended March 31, 2001.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE CORPORATION
                                             (Registrant)


Date:  May 15, 2001              By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Vice President, Chief Financial
                                       Officer and Treasurer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges.