Form 10-Q
period 2001-09-30
AMERICAN GENERAL FINANCE CORP
filed 2001-11-13
CIK 25598

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2001

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

At November 13, 2001, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                                2001       2000        2001           2000
                                         (dollars in thousands)

Revenues
  Finance charges             $420,974   $403,791    $1,248,868   $1,172,629
  Insurance                     48,314     49,678       146,595      146,597
  Other                         26,885     31,423        82,799       98,336

Total revenues                 496,173    484,892     1,478,262    1,417,562

Expenses
  Interest expense             153,630    174,932       477,834      502,586
  Operating expenses           136,160    132,768       404,161      397,620
  Provision for finance
    receivable losses           64,860     48,989       190,920      144,486
  Insurance losses and loss
    adjustment expenses         21,462     22,565        65,698       69,649
  Other charges                 58,020       -           58,020         -

Total expenses                 434,132    379,254     1,196,633    1,114,341

Income before provision for
  income taxes                  62,041    105,638       281,629      303,221

Provision for Income Taxes      21,965     38,354       101,224      110,132


Net Income                    $ 40,076   $ 67,284    $  180,405   $  193,089




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)



                                                 September 30,  December 31,
                                                    2001             2000
                                                   (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                              $ 7,081,819     $ 7,040,925
  Non-real estate loans                            2,881,951       2,970,233
  Retail sales finance                             1,384,945       1,416,667

Net finance receivables                           11,348,715      11,427,825
Allowance for finance receivable losses             (413,336)       (372,825)
Net finance receivables, less allowance
  for finance receivable losses                   10,935,379      11,055,000

Investment securities                              1,135,936       1,105,427
Cash and cash equivalents                            156,122         134,539
Notes receivable from parent                         267,562         261,321
Other assets                                         619,030         636,866

Total assets                                     $13,114,029     $13,193,153


Liabilities and Shareholder's Equity

Long-term debt                                   $ 6,428,422     $ 5,667,567
Commercial paper                                   3,914,182       4,846,445
Insurance claims and policyholder
  liabilities                                        501,435         519,447
Other liabilities                                    520,018         349,413
Accrued taxes                                         41,368          23,987

Total liabilities                                 11,405,425      11,406,859

Shareholder's equity:
  Common stock                                         5,080           5,080
  Additional paid-in capital                         877,526         877,514
  Accumulated other comprehensive (loss)
    income                                           (71,689)          2,628
  Retained earnings                                  897,687         901,072

Total shareholder's equity                         1,708,604       1,786,294

Total liabilities and shareholder's equity       $13,114,029     $13,193,153




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Nine Months Ended
                                                         September 30,
                                                       2001          2000
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  180,405    $  193,089
Reconciling adjustments:
  Provision for finance receivable losses              190,920       144,486
  Depreciation and amortization                        106,010       103,984
  Deferral of finance receivable origination
    costs                                              (41,284)      (38,809)
  Deferred income tax (benefit) charge                 (19,360)        3,992
  Change in other assets                                51,873        99,243
  Change in other liabilities                            6,948         6,214
  Change in insurance claims and policyholder
    liabilities                                        (18,012)       44,654
  Change in taxes receivable and payable                29,738         7,479
  Other charges                                         58,020          -
  Realized losses on investment securities              55,992         3,441
  Other, net                                             4,681        (1,391)
  Net cash provided by operating activities            605,931       566,382

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (4,453,900)   (4,625,888)
  Principal collections on finance receivables       4,321,932     3,881,160
  Investment securities purchased                     (754,077)     (348,299)
  Investment securities called, matured and sold       691,076       267,199
  Change in notes receivable from parent                (6,241)      (69,139)
  Change in premiums on finance receivables
    purchased and deferred charges                     (15,495)      (10,926)
  Other, net                                            (9,734)      (13,625)
Net cash used for investing activities                (226,439)     (919,518)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           1,591,966     1,240,329
  Repayment of long-term debt                         (833,822)   (1,196,122)
  Change in short-term notes payable                  (932,263)      428,473
  Change in short-term collateralized financing           -           29,371
  Dividends paid                                      (183,790)     (120,193)
Net cash (used for) provided by financing
  activities                                          (357,909)      381,858

Increase in cash and cash equivalents                   21,583        28,722
Cash and cash equivalents at beginning of period       134,539       118,151
Cash and cash equivalents at end of period          $  156,122    $  146,873

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid                               $   90,634    $   98,598
    Interest paid                                   $  485,169    $  519,571




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   2001        2000        2001       2000
                                           (dollars in thousands)


Net income                       $ 40,076    $ 67,284    $180,405   $193,089

Other comprehensive (loss) gain:

  Net unrealized (losses) gains:
    Investment securities          20,153       9,467      15,292      1,340
    Interest rate swaps:
      Transition adjustment          -           -        (42,103)      -
      Current period              (79,453)       -        (91,976)      -
    Minimum pension liability        -           -           (535)      -

  Income tax effect:
    Investment securities          (7,055)     (3,315)     (5,352)      (468)
    Interest rate swaps:
      Transition adjustment          -           -         14,736       -
      Current period               27,809        -         32,193       -
    Minimum pension liability        -           -            187       -

  Net unrealized (losses) gains,
    net of tax                    (38,546)      6,152     (77,558)       872

  Reclassification adjustments
    for realized losses (gains)
    included in net income:
      Investment securities         1,516      (1,005)      4,986     (3,295)

  Income tax effect:
    Investment securities            (530)        351      (1,745)     1,153

  Realized losses (gains)
    included in net income,
    net of tax                        986        (654)      3,241     (2,142)

Other comprehensive (loss) gain,
  net of tax                      (37,560)      5,498     (74,317)    (1,270)


Comprehensive income             $  2,516    $ 72,782    $106,088   $191,819




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                            September 30, 2001


Note 1.  Principles of Consolidation

American General Finance Corporation will be referred to as "AGFC" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States for interim periods. They include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. AGFC is a wholly owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a wholly owned subsidiary of American General Corporation (American General). American General is a wholly owned subsidiary of American International Group, Inc. (AIG).


Note 2.  Adjustments and Reclassifications

Our condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of the Company's consolidated financial position at September 30, 2001 and December 31, 2000, our consolidated results of operations for the three months and nine months ended September 30, 2001 and 2000, our consolidated cash flows for the nine months ended September 30, 2001 and 2000, and our consolidated comprehensive income for the three months and nine months ended September 30, 2001 and 2000. Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

To conform to the 2001 presentation, we reclassified certain items in the prior period.


Note 3.  Accounting Change

In 2001, we adopted Emerging Issues Task Force (EITF) Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." As a result of applying the impairment provisions of EITF 99-20, we recorded a $1.0 million ($.6 million aftertax) write-down of the carrying value of certain collateralized debt obligations in other income.


Note 4.  Future Accounting Change

In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill and intangible assets acquired prior to July 1, 2001 will continue through December 31, 2001. We will adopt SFAS 142 on January 1, 2002, after which the Company's earnings will not be impacted by goodwill amortization. Impairment testing is required during the first year of adoption, and resulting impairment losses, if any, may be reported as the cumulative effect of an accounting change. We have not yet determined if the required impairment testing related to the Company's goodwill and other intangible assets will require a write-down of any such assets.


Note 5.  Acquisition

On August 29, 2001, AIG acquired American General. As a result of this transaction, the Company is a wholly owned indirect subsidiary of AIG.


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

Effective January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument are reported in net income or comprehensive income, depending upon the intended use of the derivative instrument.

Upon adoption of SFAS 133, we recorded aftertax cumulative adjustments to recognize the fair value of interest rate swap agreements related to debt in the balance sheet, which reduced accumulated other comprehensive income in shareholder's equity by $27.4 million. Since we anticipate holding the swaps for their full term, we do not expect this amount to impact earnings in future periods.

Our interest rate swap agreements are designated and qualify as cash flow hedges. We report the effective portion of the gain or loss on the instrument as a component of comprehensive income. We report any ineffectiveness in other revenues.

As an alternative to fixed-rate term debt, our interest rate swap agreements did not have a material effect on other revenues, interest expense, or net income during the nine months ended September 30, 2001 or 2000.


Note 7.  Other Charges

In September 2001, we recorded one-time charges totaling $58.0 million ($37.7 million aftertax). Included in one-time costs are charges resulting from post-business combination plans. These charges recognize that certain assets will have no future economic benefit or ability to generate future revenues. These costs include asset impairment charges relating to finance receivables and customer base valuations resulting from a previous acquisition. Also included are certain adjustments associated with conforming the Company's balances to AIG's existing accounting policies and methodologies.

Note 8.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance operation makes home equity loans, originates secured and unsecured consumer loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase private label receivables originated by AIG Federal Savings Bank, an affiliate of AGFC, under a participation agreement. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also sell credit and non-credit insurance to our consumer finance customers. The insurance operation writes and assumes credit and non-credit insurance through products that are sold principally by the consumer finance operation.

Because segment information is not calculated separately for the Company, the remaining information is for AGFI and its subsidiaries.

The following tables display information about AGFI and its subsidiaries' segments as well as a reconciliation of their total segment pretax income to their condensed consolidated financial statement amounts.

For the three months ended September 30, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $  451,589     $   -        $  451,589
    Insurance                       279       48,035         48,314
    Other                        (2,493)      21,983         19,490
  Intercompany                   19,698      (18,921)           777
Pretax income                    28,318       21,360         49,678


For the three months ended September 30, 2000:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $  432,557     $   -        $  432,557
    Insurance                       224       49,454         49,678
    Other                          (703)      21,799         21,096
  Intercompany                   20,220      (19,447)           773
Pretax income                   101,027       21,216        122,243

For the nine months ended September 30, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,339,212     $   -        $1,339,212
    Insurance                       839      145,756        146,595
    Other                        (7,163)      69,536         62,373
  Intercompany                   60,148      (57,801)         2,347
Pretax income                   245,713       67,372        313,085


For the nine months ended September 30, 2000:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,256,621     $   -        $1,256,621
    Insurance                       834      145,763        146,597
    Other                          (797)      65,952         65,155
  Intercompany                   56,507      (54,159)         2,348
Pretax income                   240,795       64,601        305,396


Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2001          2000      2001          2000
                                    (dollars in thousands)
Pretax income:
  Segments               $ 49,678    $122,243    $313,085    $305,396
  Corporate                (8,469)    (24,811)    (52,274)    (69,093)
  Adjustments              (3,687)     (1,219)    (11,991)     (3,346)

Total consolidated
  pretax income          $ 37,522    $ 96,213    $248,820    $232,957


Note 9.  Legal Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                    LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks under credit facilities. AGFI has also contributed capital to AGFC for finance receivable growth or other circumstances.

The following table shows principal sources and uses of cash:

                                               Nine Months Ended
                                                 September 30,
                                              2001           2000
                                             (dollars in millions)
Principal sources of cash:

  Operations                                 $605.9       $  566.4
  Net issuance of debt                           -           472.7

Principal sources of cash                    $605.9       $1,039.1


Principal uses of cash:

  Net originations and purchases
    of finance receivables                   $132.0       $  744.7
  Net repayment of debt                       174.1             -
  Dividends paid                              183.8          120.2

Principal uses of cash                       $489.9       $  864.9


We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations and operational requirements.


Capital Resources
                                                September 30,
                                             2001           2000
                                            (dollars in millions)

Long-term debt                             $ 6,428.4     $ 5,756.6
Commercial paper                             3,914.2       4,675.0

Total debt                                  10,342.6      10,431.6
Equity                                       1,708.6       1,773.6

Total capital                              $12,051.2     $12,205.2

Net finance receivables                    $11,348.7     $11,318.9
Debt to tangible equity ratio                  6.38x         6.46x


Our capital varies with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

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


Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC is an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At September 30, 2001, the annual commitment fees for the shared committed facilities ranged from .04% to .06%. We pay only an allocated portion of the commitment fees for the shared committed facilities. AGFC and certain subsidiaries also have uncommitted credit facilities. In addition, AGFC is an eligible borrower under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities follows:

                                                September 30,
                                             2001          2000
                                            (dollars in millions)
Committed credit facilities:
  Shared committed facilities              $5,225.0      $6,200.0
  Borrowings                                     -             -

  Remaining availability                   $5,225.0      $6,200.0

Uncommitted credit facilities:
  Company uncommitted facilities           $    1.0      $   51.0
  Shared uncommitted facilities               100.0          50.0
  Borrowings                                     -             -

  Remaining availability                   $  101.0      $  101.0


In July 2001, we refinanced $1.0 billion of short-term debt with the issuance of $1.0 billion of long-term debt. Subsequent to this transaction, we reduced our committed credit facilities to reflect the Company's lower commercial paper borrowings.

         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Net income                $ 40.1        $ 67.3    $180.4        $193.1
Return on average
  assets (annualized)      1.21%         2.05%     1.81%         2.00%
Return on average
  equity (annualized)      9.08%        15.06%    13.65%        14.77%
Ratio of earnings to
  fixed charges                                    1.57x         1.59x


Net income for the three months and nine months ended September 30, 2001 included charges of $58.0 million ($37.7 million aftertax) resulting from our review of our businesses and the assets supporting those businesses, as well as the adoption of AIG's accounting policies and methodologies, in connection with the acquisition of American General by AIG. See Note 7. of the Notes to Condensed Consolidated Financial Statements for further information on these charges. Excluding these non-recurring charges, net income for the three months ended September 30, 2001 would have been $77.8 million, an increase of $10.5 million, or 16%, over the same period in 2000. Similarly, net income for the nine months ended September 30, 2001 would have been $218.1 million, an increase of $25.0 million, or 13%, over the same period in 2000. Including these non-recurring charges, net income decreased $27.2 million, or 40%, for the three months ended September 30, 2001 and $12.7 million, or 7%, for the nine months ended September 30, 2001 when compared to the same periods in 2000. See Note 8. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results are as follows:


Finance Charges
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Finance charges           $   421.0  $   403.8    $ 1,248.9  $ 1,172.6
Average net receivables   $11,432.0  $11,343.6    $11,425.4  $11,052.4
Yield                        14.64%     14.18%       14.60%     14.17%


Finance charges increased $17.2 million, or 4%, for the three months ended September 30, 2001 and $76.3 million, or 7%, for the nine months ended September 30, 2001 when compared to the same periods in 2000 primarily due to higher yield and average net receivables.

The following table shows average net receivables by type:

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Real estate loans         $ 7,151.0  $ 7,031.8    $ 7,141.8  $ 7,017.9
Non-real estate loans       2,897.2    2,929.4      2,906.6    2,689.1
Retail sales finance        1,383.8    1,382.4      1,377.0    1,345.4
  Total average net
    receivables           $11,432.0  $11,343.6    $11,425.4  $11,052.4


Average net receivables increased $88.4 million, or 1%, for the three months ended September 30, 2001 and $373.0 million, or 3%, for the nine months ended September 30, 2001 when compared to the same periods in 2000.

The following table shows yield by type of finance receivable:

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000

Real estate loans         11.85%        11.42%    11.87%        11.33%
Non-real estate loans     21.65         21.06     21.57         21.68
Retail sales finance      14.39         13.63     14.09         13.96
  Total yield             14.64         14.18     14.60         14.17


Yield increased 46 basis points for the three months ended September 30, 2001 and 43 basis points for the nine months ended September 30, 2001 when compared to the same periods in 2000. Real estate loan yield increased due to higher yield on real estate loans originated, renewed, and purchased during 2000 and the first half of 2001 in response to the Federal Reserve's actions between June 1999 and May 2000 which increased the federal funds rate by a total of 175 basis points. Federal Reserve actions between December 2000 and September 2001 decreased the federal funds rate 350 basis points. These lower market rates may have an impact on future yields.


Insurance Revenues
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Insurance revenues        $ 48.3        $ 49.7    $146.6        $146.6
Premiums earned           $ 47.7        $ 49.0    $144.9        $144.4
Insurance revenues
  (annualized) as a
  percentage of
  average net
  receivables              1.69%         1.75%    1.71%          1.77%


Insurance revenues decreased $1.4 million, or 3%, for the three months ended September 30, 2001 and was essentially unchanged for the nine months ended September 30, 2001 when compared to the same periods in

2000. The decrease in insurance revenues for the three months ended September 30, 2001 was primarily due to lower premium volume.


Other Revenues
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Other revenues            $ 26.9        $ 31.4    $ 82.8        $ 98.3
Investment revenue        $ 20.1        $ 22.4    $ 63.4        $ 68.1
Interest revenue -
  notes receivable
  from AGFI               $  5.1        $  7.1    $ 16.9        $ 23.7


Other revenues decreased $4.5 million, or 14%, for the three months ended September 30, 2001 and $15.5 million, or 16%, for the nine months ended September 30, 2001 when compared to the same periods in 2000 primarily due to lower interest revenue on notes receivable from AGFI, lower investment revenue, and net losses on foreclosed real estate in 2001 compared to net gains in 2000. The decrease in interest revenue on notes receivable from AGFI for the three and nine months ended September 30, 2001 when compared to the same periods in 2000 reflected significantly lower interest rates. The decrease in investment revenue for the three months and nine months ended September 30, 2001 when compared to the same periods in 2000 reflected net realized losses in 2001 compared to net realized gains in 2000 and lower adjusted portfolio yield, partially offset by growth in average invested assets.


Interest Expense
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Interest expense          $   153.6  $   174.9    $   477.8  $   502.6
Average borrowings        $10,390.5  $10,433.0    $10,398.6  $10,221.4
Borrowing cost                5.91%      6.69%        6.13%      6.55%


Interest expense decreased $21.3 million, or 12%, for the three months ended September 30, 2001 and $24.8 million, or 5%, for the nine months ended September 30, 2001 when compared to the same periods in 2000.
The decrease in interest expense for the three months ended September 30, 2001 was primarily due to lower borrowing cost. The decrease in interest expense for the nine months ended September 30, 2001 reflected lower borrowing cost, partially offset by higher average borrowings. Borrowing cost decreased 78 basis points for the three months ended September 30, 2001 and 42 basis points for the nine months ended September 30, 2001 when compared to the same periods in 2000 primarily due to lower rates on short-term debt. Federal Reserve actions raised the federal funds rate a total of 175 basis points between June 1999 and May 2000 and then lowered rates a total of 350 basis points between December 2000 and September 2001. This resulted in large movements in our short-term floating-rate borrowing cost. Average borrowings essentially remained the same for the three months ended September 30, 2001 and increased $177.2 million, or 2%, for the nine months ended September 30, 2001 when compared to the same periods in 2000. The increase in average borrowings for the nine months ended September 30, 2001 was primarily to support higher average net receivables.


Operating Expenses
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Operating expenses        $136.2        $132.8    $404.2        $397.6
Operating expenses
  (annualized) as a
  percentage of
  average net
  receivables              4.76%         4.68%     4.72%         4.80%


Operating expenses increased $3.4 million, or 3%, for the three months ended September 30, 2001 and $6.6 million, or 2%, for the nine months ended September 30, 2001 when compared to the same periods in 2000 primarily due to higher salaries. The improvement in operating expenses as a percentage of average net receivables for the nine months ended September 30, 2001 when compared to the same period in 2000 reflects improvement in operating efficiencies.


Provision for Finance Receivable Losses
                                                     At or for the
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Provision for finance
  receivable losses       $ 64.9        $ 49.0    $190.9        $144.5
Net charge-offs           $ 64.9        $ 49.0    $184.9        $144.5
60 day+ delinquency                               $424.6        $399.8
Allowance for finance
  receivable losses                               $413.3        $372.8


Provision for finance receivable losses increased $15.9 million, or 32%, for the three months ended September 30, 2001 and $46.4 million, or 32%, for the nine months ended September 30, 2001 when compared to the same periods in 2000 primarily due to higher net charge-offs.

The following table shows charge-off ratios by type of finance receivable:
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000

Real estate loans         0.68%          0.57%    0.66%          0.63%
Non-real estate loans     5.94           4.33     5.59           4.51
Retail sales finance      2.77           2.08     2.66           2.03
  Total charge-off ratio  2.26           1.73     2.16           1.74

The increase in the charge-off ratio for the three months and nine months ended September 30, 2001 when compared to the same periods in 2000 was primarily due to higher net charge-offs on all finance receivable types reflecting slowing economic conditions.

The following table shows delinquency ratios by type of finance receivable:
                                          September 30,
                                       2001           2000

Real estate loans                     3.28%           3.34%
Non-real estate loans                 4.81            4.23
Retail sales finance                  2.32            1.74
  Total delinquency ratio             3.57            3.37


The increase in the delinquency ratio at September 30, 2001 when compared to September 30, 2000 also reflected slowing economic conditions.

The following table shows selected statistics relating to the allowance for finance receivable losses:
                                                     At or for the
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000

Allowance ratio                                   3.64%          3.29%
Charge-off coverage       1.59x          1.90x    1.68x          1.94x


We periodically evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. In our opinion, the allowance is adequate to absorb anticipated losses in our existing portfolio. The increase in the allowance as a percentage of net finance receivables at September 30, 2001 when compared to September 30, 2000 was primarily due to an addition to the allowance for finance receivable losses through the other charges in third quarter 2001 totaling $25.0 million. Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), declined for the three months and nine months ended September 30, 2001 when compared to the same periods in 2000 primarily due to higher net charge-offs.


Insurance Losses and Loss Adjustment Expenses

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Claims incurred           $ 22.3        $ 20.9    $ 66.5        $ 63.3
Change in benefit
  reserves                  (0.8)          1.7      (0.8)          6.3

Insurance losses and
  loss adjustment
  expenses                $ 21.5        $ 22.6    $ 65.7        $ 69.6

Insurance losses and loss adjustment expenses decreased $1.1 million, or 5%, for the three months ended September 30, 2001 and $3.9 million, or 6%, for the nine months ended September 30, 2001 when compared to the same periods in 2000 due to decreases in provision for future benefits, partially offset by increases in claims. Provision for future benefits decreased $2.5 million for the three months ended September 30, 2001 and $7.1 million for the nine months ended September 30, 2001 due to decreased sales of non-credit insurance products. Claims increased $1.4 million for the three months ended September 30, 2001 and $3.2 million for the nine months ended September 30, 2001 primarily due to increased loss experience.


Other Charges

In third quarter 2001, we recorded charges of $58.0 million ($37.7 million aftertax) resulting from our review of our businesses and the assets supporting those businesses, as well as the adoption of AIG's accounting policies and methodologies, in connection with the acquisition of American General by AIG. See Note 7. of the Notes to Condensed Consolidated Financial Statements for further information on these charges.


Provision for Income Taxes

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Provision for income
  taxes                   $ 22.0        $ 38.4    $101.2        $110.1
Pretax income             $ 62.0        $105.6    $281.6        $303.2
Effective income
  tax rate                35.40%        36.31%    35.94%        36.32%


The provision for income taxes decreased $16.4 million, or 43%, for the three months ended September 30, 2001 and $8.9 million, or 8%, for the nine months ended September 30, 2001 when compared to the same periods in 2000 primarily due to lower taxable income resulting from the other charges of $58.0 million in third quarter 2001.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt represented 26% of our average borrowings for the three months ended September 30, 2001 and 31% of our average borrowings for the nine months ended September 30, 2001 compared to 38% for the three months ended September 30, 2000 and 36% for the nine months ended September 30, 2000. These percentages include the effect of interest rate swap agreements that converted floating-rate debt to a fixed rate. The decrease in the percentage of floating-rate debt to average borrowings reflected the issuance of $1.0 billion of fixed-rate, five-year medium-term notes on July 16, 2001. The proceeds were used to repay floating-rate commercial paper.


                      FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that the Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. We are not under any obligation to (and expressly disclaim any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 9. of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.


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


                                 AMERICAN GENERAL FINANCE CORPORATION
                                             (Registrant)


Date: November 13, 2001          By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges.