Form 10-Q
period 2002-06-30
AMERICAN GENERAL FINANCE CORP
filed 2002-07-30
CIK 25598

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2002

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

At July 30, 2002, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  2002        2001        2002        2001
                                           (dollars in thousands)

Revenues
  Finance charges               $412,979    $418,984    $826,661    $827,894
  Insurance                       48,050      50,203      93,550      98,281
  Other                           27,931      25,059      58,124      55,914

Total revenues                   488,960     494,246     978,335     982,089

Expenses
  Interest expense               137,134     156,966     273,086     324,204
  Operating expenses             137,797     136,094     278,621     268,001
  Provision for finance
    receivable losses             71,099      67,356     140,696     126,060
  Insurance losses and loss
    adjustment expenses           19,811      20,978      41,793      44,236

Total expenses                   365,841     381,394     734,196     762,501

Income before provision for
  income taxes                   123,119     112,852     244,139     219,588

Provision for Income Taxes        43,832      40,698      86,899      79,259


Net Income                      $ 79,287    $ 72,154    $157,240    $140,329




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets



                                                   June 30,     December 31,
                                                     2002            2001
                                                  (Unaudited)
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                               $ 7,701,555    $ 7,444,484
  Non-real estate loans                             2,764,495      2,865,985
  Retail sales finance                              1,304,212      1,408,111

Net finance receivables                            11,770,262     11,718,580
Allowance for finance receivable losses              (440,263)      (438,860)
Net finance receivables, less allowance
  for finance receivable losses                    11,329,999     11,279,720

Investment securities                               1,193,950      1,142,186
Cash and cash equivalents                             161,213        175,492
Notes receivable from parent                          271,450        267,656
Other assets                                          544,566        582,572

Total assets                                      $13,501,178    $13,447,626


Liabilities and Shareholder's Equity

Long-term debt                                    $ 7,010,102    $ 6,300,171
Commercial paper                                    3,903,179      4,578,637
Insurance claims and policyholder
  liabilities                                         471,125        495,588
Other liabilities                                     506,890        441,280
Accrued taxes                                          57,827         86,023

Total liabilities                                  11,949,123     11,901,699

Shareholder's equity:
  Common stock                                          5,080          5,080
  Additional paid-in capital                          877,097        877,526
  Accumulated other comprehensive loss                (60,482)       (61,687)
  Retained earnings                                   730,360        725,008

Total shareholder's equity                          1,552,055      1,545,927

Total liabilities and shareholder's equity        $13,501,178    $13,447,626




See Notes to Condensed Consolidated Financial Statements.

            AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                        Six Months Ended
                                                            June 30,
                                                       2002          2001
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  157,240    $  140,329
Reconciling adjustments:
  Provision for finance receivable losses              140,696       126,060
  Depreciation and amortization                         72,162        69,594
  Deferral of finance receivable origination
    costs                                              (28,582)      (26,943)
  Deferred income tax charge                             8,322            96
  Change in other assets and other liabilities          69,733        96,652
  Change in insurance claims and policyholder
    liabilities                                        (24,463)      (12,073)
  Change in taxes receivable and payable               (29,191)       10,728
  Other, net                                            10,203         9,818
  Net cash provided by operating activities            376,120       414,258

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (3,243,618)   (3,071,343)
  Principal collections on finance receivables       3,039,767     2,873,445
  Investment securities purchased                     (403,234)     (586,966)
  Investment securities called and sold                345,932       520,956
  Investment securities matured                         11,975         4,810
  Change in notes receivable from parent                (3,794)       (8,436)
  Change in premiums on finance receivables
    purchased and deferred charges                     (12,762)       (8,572)
  Other, net                                            (4,919)       (6,139)
Net cash used for investing activities                (270,653)     (282,245)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           1,195,057       596,869
  Repayment of long-term debt                         (487,457)     (348,675)
  Change in commercial paper                          (675,458)     (212,096)
  Dividends paid                                      (151,888)     (138,582)
Net cash used for financing activities                (119,746)     (102,484)

(Decrease) increase in cash and cash equivalents       (14,279)       29,529
Cash and cash equivalents at beginning of period       175,492       134,539
Cash and cash equivalents at end of period          $  161,213    $  164,068

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid                               $  106,665    $   68,815
    Interest paid                                   $  269,546    $  332,668




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2002        2001        2002       2001
                                           (dollars in thousands)


Net income                       $ 79,287    $ 72,154    $157,240   $140,329

Other comprehensive (loss) gain:

  Net unrealized (losses) gains:
    Investment securities          15,642     (15,276)      5,400     (4,861)
    Interest rate swaps:
      Transition adjustment          -           -           -       (42,103)
      Current period              (62,560)     21,417     (61,424)   (29,417)
    Minimum pension liability        -           -           -          (535)

  Income tax effect:
    Investment securities          (4,826)      5,348      (1,242)     1,703
    Interest rate swaps:
      Transition adjustment          -           -           -        14,736
      Current period               21,896      (7,496)     21,499     10,297
    Minimum pension liability        -           -           -           187

  Net unrealized (losses) gains,
    net of tax                    (29,848)      3,993     (35,767)   (49,993)

  Reclassification adjustments
    for realized losses included
    in net income:
      Investment securities         2,952       4,987       1,684      3,470
      Interest rate swaps          26,805      12,498      55,196     16,894

  Income tax effect:
    Investment securities          (1,033)     (1,746)       (589)    (1,215)
    Interest rate swaps            (9,382)     (4,374)    (19,319)    (5,913)

  Realized losses included in
    net income, net of tax         19,342      11,365      36,972     13,236

Other comprehensive (loss) gain,
  net of tax                      (10,506)     15,358       1,205    (36,757)


Comprehensive income             $ 68,781    $ 87,512    $158,445   $103,572




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                               June 30, 2002



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



Note 2.  Adjustments and Reclassifications

We made all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair statement of the Company's condensed consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

The impact of goodwill amortization on net income was as follows:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                 2002          2001      2002          2001
                                           (dollars in thousands)

Reported net income             $ 79,287    $ 72,154    $157,240    $140,329
Goodwill amortization,
  net of tax                        -          1,048        -          2,085

Adjusted net income             $ 79,287    $ 73,202    $157,240    $142,414



Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

                                              June 30, 2002
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables            $7,690,921  $3,095,472  $1,465,579  $12,251,972
Unearned finance charges
  and points and fees          (147,581)   (416,805)   (173,147)    (737,533)
Accrued finance charges          65,339      38,315      13,178      116,832
Deferred origination costs       11,489      36,723        -          48,212
Premiums, net of discounts       81,387      10,790      (1,398)      90,779

Total                        $7,701,555  $2,764,495  $1,304,212  $11,770,262


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

Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                 2002          2001      2002          2001
                                           (dollars in thousands)

Balance at beginning of period  $440,253    $375,631    $438,860    $372,825
Provision for finance
  receivable losses               71,099      67,356     140,696     126,060
Allowance related to net
  acquired (sold) receivables         10       6,705       1,197       9,511
Charge-offs, net of recoveries   (71,099)    (61,356)   (140,490)   (120,060)

Balance at end of period        $440,263    $388,336    $440,263    $388,336



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

We recognize the fair values of interest rate swap agreements in the consolidated balance sheets. Our interest rate swap agreements are designated and qualify as cash flow hedges. We report the effective portion of the gain or loss on the instruments as a component of other comprehensive income. We do not have any ineffectiveness to report in the consolidated statements of income.

As an alternative to fixed-rate term debt, our interest rate swap agreements did not have a material effect on other revenues, interest expense, or net income during the six months ended June 30, 2002 or 2001.



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

For the three months ended June 30, 2002:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $442,931       $   -          $442,931
    Insurance                     254         47,796         48,050
    Other                      (4,081)        23,058         18,977
  Intercompany                 20,077        (19,308)           769
Pretax income                 111,078         23,317        134,395


For the three months ended June 30, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $447,964       $   -          $447,964
    Insurance                     279         49,924         50,203
    Other                      (2,215)        24,646         22,431
  Intercompany                 20,648        (19,848)           800
Pretax income                 107,034         25,711        132,745


For the six months ended June 30, 2002:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $890,414       $   -          $890,414
    Insurance                     519         93,031         93,550
    Other                      (8,342)        44,957         36,615
  Intercompany                 38,806        (37,286)         1,520
Pretax income                 229,842         42,033        271,875


For the six months ended June 30, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $887,623       $   -          $887,623
    Insurance                     560         97,721         98,281
    Other                      (4,670)        47,553         42,883
  Intercompany                 40,450        (38,880)         1,570
Pretax income                 213,410         46,012        259,422

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2002          2001      2002          2001
                                    (dollars in thousands)
Pretax income:
  Segments               $134,395    $132,745    $271,875    $259,422
  Corporate                (7,050)    (18,455)    (23,754)    (43,805)
  Adjustments              (4,415)     (5,239)     (6,575)     (4,319)

Consolidated pretax
  income                 $122,930    $109,051    $241,546    $211,298


Adjustments for pretax income include certain administrative expenses allocated from AIG, realized gains (losses) and certain other investment revenue, and pension expense. Adjustments for pretax income in 2001 also included the amortization of goodwill.



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



                     CRITICAL ACCOUNTING POLICIES

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. We establish the allowance for finance receivable losses primarily through the provision for finance receivable losses charged to expense. We periodically evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. This policy is discussed in greater detail in Note 2. of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio.

                    LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks under credit facilities. AGFC has also historically received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

Principal sources and uses of cash were as follows:

                                                Six Months Ended
                                                    June 30,
                                              2002           2001
                                             (dollars in millions)
Principal sources of cash:
  Operations                                 $376.1         $414.3
  Net issuance of debt                         32.1           36.1

  Total                                      $408.2         $450.4


Principal uses of cash:
  Net originations and purchases
    of finance receivables                   $203.9         $197.9
  Dividends paid                              151.9          138.6

  Total                                      $355.8         $336.5


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

Capital Resources
                                                   June 30,
                                             2002           2001
                                            (dollars in millions)

Long-term debt                             $ 7,010.1     $ 5,917.5
Commercial paper                             3,903.2       4,634.3

Total debt                                  10,913.3      10,551.8
Equity                                       1,552.1       1,751.3

Total capital                              $12,465.4     $12,303.1

Net finance receivables                    $11,770.3     $11,498.0
Debt to tangible equity ratio                  7.50x         6.49x


Our capital varies with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from two to ten years. AGFC obtains most of our floating-rate funding effectively through sales and refinancing of commercial paper. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At June 30, 2002, commercial paper included $49.8 million of extendible commercial notes.

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


Credit Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 2002, AGFC was an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At June 30, 2002, the shared committed facilities totaled $5.2 billion and annual commitment fees ranged between 0.04% and 0.06%. We paid only an allocated portion of the commitment fees for the shared committed facilities. In July 2002, AGFC, AGFI, and American General terminated these shared committed credit facilities and AGFC established its own committed credit facilities totaling $3.0 billion, including a facility under which AGFI is an eligible borrower for up to $300 million. The annual commitment fees for the new facilities currently average 0.07% based upon AGFC's long-term credit ratings.

At June 30, 2002, AGFC and certain of its subsidiaries also have uncommitted credit facilities (including shared uncommitted facilities with AGFI) totaling $51 million which could be increased depending upon lender ability to participate its loans under the facilities.

Available borrowings under all facilities are reduced by any outstanding borrowings. There were no amounts outstanding at June 30, 2002 or June 30, 2001. AGFC guarantees its subsidiary borrowings under uncommitted credit facilities. AGFC does not guarantee any borrowings of AGFI.



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Net income                $ 79.3        $ 72.2    $157.2        $140.3
Return on average
  assets (annualized)      2.37%         2.17%     2.35%         2.11%
Return on average
  equity (annualized)     20.24%        16.47%    20.04%        15.93%
Ratio of earnings to
  fixed charges                                    1.87x         1.66x


Net income increased $7.1 million, or 10%, for the three months ended June 30, 2002 and $16.9 million, or 12%, for the six months ended June 30, 2002 when compared to the same periods in 2001. See Note 7. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Net income for 2002 did not include goodwill amortization due to the adoption of SFAS 142 on January 1, 2002. Net income included goodwill amortization of $1.6 million for the three months and $3.2 million for the six months ended June 30, 2001.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Finance charges           $   413.0  $   419.0    $   826.7  $   827.9
Average net receivables   $11,677.0  $11,439.6    $11,671.7  $11,422.1
Yield                        14.18%     14.68%       14.26%     14.59%

Finance charges decreased $6.0 million, or 1%, for the three months ended June 30, 2002 and remained near the same for the six months ended June 30, 2002 when compared to the same periods in 2001. The decrease for the three months ended June 30, 2002 when compared to the same period in 2001 was due to lower yield, partially offset by higher average net receivables.

Average net receivables by type were as follows:

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Real estate loans         $ 7,602.1  $ 7,195.0    $ 7,540.3  $ 7,137.3
Non-real estate loans       2,757.7    2,899.4      2,781.2    2,911.1
Retail sales finance        1,317.2    1,345.2      1,350.2    1,373.7

  Total                   $11,677.0  $11,439.6    $11,671.7  $11,422.1


Average net receivables increased $237.4 million, or 2%, for the three months ended June 30, 2002 and $249.6 million, or 2%, for the six months ended June 30, 2002 when compared to the same periods in 2001 reflecting real estate loan growth. We tightened underwriting standards last year and discontinued relationships with unprofitable retail merchants. The low interest rate environment has caused higher than normal real estate loan liquidations, although this trend has slowed recently. These factors, coupled with a sluggish economy since mid-2001, have limited finance receivable growth.

Yield by type of finance receivable was as follows:

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001

Real estate loans         11.33%        12.01%    11.35%        11.88%
Non-real estate loans     21.75         21.53     21.84         21.53
Retail sales finance      14.76         14.21     14.84         13.93
  Total                   14.18         14.68     14.26         14.59


Yield decreased 50 basis points for the three months ended June 30, 2002 and 33 basis points for the six months ended June 30, 2002 when compared to the same periods in 2001 reflecting a lower real estate loan yield resulting from the low interest rate environment.


Insurance Revenues
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Insurance revenues        $48.1          $50.2    $93.6          $98.3
Premiums earned           $47.5          $49.5    $92.5          $97.2
Insurance revenues
  (annualized) as a
  percentage of average
  net receivables         1.65%          1.76%    1.60%          1.72%

Insurance revenues decreased $2.1 million, or 4%, for the three months ended June 30, 2002 and $4.7 million, or 5%, for the six months ended June 30, 2002 when compared to the same periods in 2001 primarily due to lower earned premiums. Earned premiums decreased due to lower premium volume.

Insurance revenues as a percentage of average net receivables decreased for the three months and six months ended June 30, 2002 when compared to the same periods in 2001 reflecting a higher proportion of average net receivables that are real estate loans. Our experience is that customers purchase fewer insurance products on real estate loans than on non-real estate loans.


Other Revenues
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Other revenues            $27.9          $25.1    $58.1          $55.9
Investment revenue        $21.2          $19.1    $44.1          $43.3
Interest revenue - notes
  receivable from AGFI    $ 3.9          $ 5.5    $ 8.1          $11.8


Other revenues increased $2.8 million, or 11%, for the three months ended June 30, 2002 and $2.2 million, or 4%, for the six months ended June 30, 2002 when compared to the same periods in 2001 primarily due to higher investment revenue and service fee income with a non-subsidiary affiliate, partially offset by lower interest revenue on notes receivable from AGFI. The increase in investment revenue for the three and six months ended June 30, 2002 when compared to the same periods in 2001 was primarily due to lower realized losses. The decrease in interest revenue on notes receivable from AGFI for the three and six months ended June 30, 2002 when compared to the same periods in 2001 reflected significantly lower interest rates.


Interest Expense
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Interest expense          $   137.1  $   157.0    $   273.1  $   324.2
Average borrowings        $10,755.8  $10,394.1    $10,754.1  $10,402.7
Borrowing cost                5.10%      6.05%        5.08%      6.25%


Interest expense decreased $19.9 million, or 13%, for the three months ended June 30, 2002 and $51.1 million, or 16%, for the six months ended June 30, 2002 when compared to the same periods in 2001 primarily due to lower borrowing cost, partially offset by higher average borrowings. Borrowing cost decreased 95 basis points for the three months ended June 30, 2002 and 117 basis points for the six months ended June 30, 2002 when compared to the same periods in 2001. Federal Reserve actions lowered the federal funds rate a total of 475 basis points between December 2000 and December 2001 resulting in a low market rate environment. These actions resulted in lower rates on short-term and long-term debt. Average borrowings increased $361.7 million, or 3%, for the three months ended June 30, 2002 and $351.4 million, or 3%, for the six months ended June 30, 2002 when compared to the same periods in 2001 primarily to support real estate loan growth and our increase in leverage.


Operating Expenses
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Operating expenses        $137.8        $136.1    $278.6        $268.0
Operating expenses
  (annualized) as a
  percentage of average
  net receivables          4.72%         4.76%     4.77%         4.69%


Operating expenses increased $1.7 million, or 1%, for the three months ended June 30, 2002 and $10.6 million, or 4%, for the six months ended June 30, 2002 when compared to the same periods in 2001 primarily due to higher salaries and litigation expenses, partially offset by the absence of goodwill amortization in 2002. The increase in salaries reflected higher competitive compensation. The increase in operating expenses as a percentage of average net receivables for the six months ended June 30, 2002 when compared to the same period in 2001 reflected higher operating expenses compared to moderate finance receivable growth.


Provision for Finance Receivable Losses
                                                      At or for the
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Provision for finance
  receivable losses       $71.1          $67.4    $140.7        $126.1
Net charge-offs           $71.1          $61.4    $140.7        $120.1
60 day+ delinquency                               $446.1        $397.1
Allowance for finance
  receivable losses                               $440.3        $388.3


Provision for finance receivable losses increased $3.7 million, or 6%, for the three months ended June 30, 2002 and $14.6 million, or 12%, for the six months ended June 30, 2002 when compared to the same periods in 2001 primarily due to higher net charge-offs.

Charge-off ratios by type of finance receivable were as follows:

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001

Real estate loans         0.65%          0.67%    0.65%          0.65%
Non-real estate loans     6.96           5.48     6.77           5.42
Retail sales finance      3.31           2.85     3.18           2.61
  Total                   2.44           2.15     2.41           2.10

The increase in the charge-off ratio for the three months and six months ended June 30, 2002 when compared to the same periods in 2001 was primarily due to higher net charge-offs on non-real estate loans and retail sales finance receivables reflecting slowing economic conditions.

Delinquency ratios by type of finance receivable were as follows:

                                             June 30,
                                       2002           2001

Real estate loans                     3.27%           3.09%
Non-real estate loans                 5.09            4.38
Retail sales finance                  2.55            1.95
  Total                               3.64            3.29


The increase in the delinquency ratio at June 30, 2002 when compared to June 30, 2001 also reflected slowing economic conditions.

Statistics relating to the allowance for finance receivable losses were as follows:
                                                      At or for the
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001

Allowance ratio                                   3.74%          3.38%
Charge-off coverage       1.55x          1.58x    1.56x          1.62x


We periodically evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance as a percentage of net finance receivables at June 30, 2002 when compared to June 30, 2001 was primarily due to:

     * increases to the allowance for finance receivable losses through the provision for finance receivable losses during the last twelve months totaling $20.2 million (this increase was necessary in response to our increased delinquency and net charge-offs and the higher levels of both unemployment and personal bankruptcies in the United States);
     * an increase to the allowance for finance receivable losses through other charges in third quarter 2001 totaling $25.0 million; and
     * increases to the allowance for finance receivable losses during the last twelve months totaling $6.7 million resulting from applying purchase accounting to net portfolio acquisitions.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased slightly for the three months and six months ended June 30, 2002 when compared to the same periods in 2001 reflecting higher net charge-offs, substantially offset by increases to allowance for finance receivable losses.

Insurance Losses and Loss Adjustment Expenses

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Claims incurred           $19.4          $20.3    $43.4          $44.2
Change in benefit
  reserves                  0.4            0.7     (1.6)            -

Insurance losses and
  loss adjustment
  expenses                $19.8          $21.0    $41.8          $44.2


Insurance losses and loss adjustment expenses decreased $1.2 million, or 6%, for the three months ended June 30, 2002 and $2.4 million, or 6%, for the six months ended June 30, 2002 when compared to the same periods in 2001 due to decreases in provision for future benefits and claims. The provision for future benefits decreased $.3 million for the three months ended June 30, 2002 and $1.6 million for the six months ended June 30, 2002 due to fewer policies in force. Claims decreased $.9 million for the three months ended June 30, 2002 and $.8 million for the six months ended June 30, 2002 primarily due to decreased loss experience.


Provision for Income Taxes

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Provision for income
  taxes                   $ 43.8        $ 40.7    $ 86.9        $ 79.3
Pretax income             $123.1        $112.9    $244.1        $219.6
Effective income
  tax rate                35.60%        36.06%    35.59%        36.09%


The provision for income taxes increased $3.1 million, or 8%, for the three months ended June 30, 2002 and $7.6 million, or 10%, for the six months ended June 30, 2002 when compared to the same periods in 2001 primarily due to higher taxable income, partially offset by a lower effective tax rate.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities, principally our finance receivables and debt, in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the finance receivables being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary way we accomplish this is by issuing fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate, long-term debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt (principally commercial paper) represented 32% of our average borrowings for the three months ended June 30, 2002 and 33% of our average borrowings for the six months ended June 30, 2002 compared to 34% for the three months and six months ended June 30, 2001. These percentages include the effect of interest rate swap agreements that effectively converted short-term or floating-rate debt to a long-term fixed rate.



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


                                 AMERICAN GENERAL FINANCE CORPORATION
                                             (Registrant)


Date: July 30, 2002              By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges.