Form 10-K
period 2002-12-31
AMERICAN GENERAL FINANCE CORP
filed 2003-03-14
CIK 25598

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes     No  X

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

As the registrant is an indirect wholly owned subsidiary of American International Group, Inc., none of the registrant's common stock is held by non-affiliates of the registrant.

At March 14, 2003, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                           TABLE OF CONTENTS




          Item                                                    Page

Part I     1.  Business . . . . . . . . . . . . . . . . . . . . . .  3

           2.  Properties . . . . . . . . . . . . . . . . . . . . . 24

           3.  Legal Proceedings  . . . . . . . . . . . . . . . . . 24

           4.  Submission of Matters to a Vote of Security
                 Holders  . . . . . . . . . . . . . . . . . . . . .  *

Part II    5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . 25

           6.  Selected Financial Data  . . . . . . . . . . . . . . 25

           7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . 26

          7A.  Quantitative and Qualitative Disclosures About
                 Market Risk  . . . . . . . . . . . . . . . . . . . 45

           8.  Financial Statements and Supplementary Data  . . . . 45

           9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . 86

Part III  10.  Directors and Executive Officers of the Registrant .  *

          11.  Executive Compensation . . . . . . . . . . . . . . .  *

          12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . *

          13.  Certain Relationships and Related Transactions . . .  *

          14.  Controls and Procedures  . . . . . . . . . . . . . . 87

Part IV   15.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K  . . . . . . . . . . . . . . . 88



* Items 4, 10, 11, 12, and 13 are not included, as per conditions met by Registrant set forth in General Instructions I(1)(a) and (b) of Form 10-K.

                                PART I

Item 1.  Business.

                                GENERAL

American General Finance Corporation will be referred to as "AGFC" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. All of the common stock of AGFC is owned by American General Finance, Inc. (AGFI), which was incorporated in Indiana in 1974. Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. AIG is a holding company, which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad.

AGFC is a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance businesses. We conduct the credit insurance business to supplement our consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both subsidiaries of AGFC.

At December 31, 2002, the Company had 1,369 offices in 44 states,
Puerto Rico, and the U.S. Virgin Islands and approximately 7,400 employees. Our executive offices are located in Evansville, Indiana.

This annual report on Form 10-K is available free of charge on our Internet website (http://www.agfinance.com).


Selected Financial Information

Selected financial information of the Company was as follows:

                                       Years Ended December 31,
                                  2002           2001          2000
                                        (dollars in thousands)

Average net receivables        $12,135,806   $11,411,464   $11,119,117

Average borrowings             $11,180,394   $10,373,630   $10,258,474

Yield - finance charges as a
  percentage of average net
  receivables                       13.83%        14.62%        14.19%

Borrowing cost - interest
  expense as a percentage
  of average borrowings              4.95%         5.98%         6.60%

Item 1.  Continued


                                                At or for the
                                           Years Ended December 31,
                                        2002         2001        2000

Interest spread - yield
  less borrowing cost                   8.88%        8.64%       7.59%

Operating expenses as a
  percentage of average
  net receivables                       4.54%        4.64%       4.73%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                           3.34%        3.74%       3.26%

Charge-off ratio - net charge-offs
  as a percentage of the average
  of net finance receivables at
  the beginning of each month
  during the period                     2.41%        2.27%       1.82%

Charge-off coverage - allowance
  for finance receivable losses
  to net charge-offs                    1.56x        1.70x       1.84x

Delinquency ratio - gross finance
  receivables 60 days or more
  past due as a percentage
  of gross finance receivables          3.68%        3.73%       3.45%

Return on average assets                2.51%        1.91%       2.01%

Return on average equity               21.69%       14.46%      14.81%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 for
  calculations)                         1.87x        1.62x       1.59x

Debt to tangible equity ratio -
  debt to equity less goodwill
  and accumulated other
  comprehensive income                  7.34x        7.50x       6.49x

Debt to equity ratio                    6.98x        7.04x       5.89x

Item 1.  Continued


                      CONSUMER FINANCE OPERATION

The consumer finance operation makes loans directly to individuals, offers retail sales financing to merchants, purchases portfolios of finance receivables originated by others, and offers credit and non-credit insurance through its 1,369 branch offices and its centralized operational support. Our customers are usually described as non-conforming, non-prime, or sub-prime.

We make home equity loans, originate secured and unsecured consumer loans, and extend lines of credit. We generally take a security interest in the real property and/or personal property of the borrower. At December 31, 2002, real estate loans accounted for 69% of the amount and 11% of the number of net finance receivables outstanding, compared to 64% of the amount and 9% of the number of net finance receivables outstanding at December 31, 2001. Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured and generally have maximum original terms of 60 months.

We purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by approximately 20,000 retail merchants. We also purchase private label receivables originated by AIG Federal Savings Bank, a non-subsidiary affiliate of ours, arising from the sales by approximately 40 retail merchants under a participation agreement. Retail sales contracts are closed-end accounts that consist of a single purchase. Revolving retail and private label are open-end revolving accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables with customers that meet our credit quality standards and profitability objectives.

We also offer credit life, credit accident and health, credit related property and casualty, and non-credit insurance to our consumer finance customers. These insurance products are issued by affiliated as well as non-affiliated insurance companies. The benefits of these insurance products for both our customers and the consumer finance operation are described under "Insurance Operation".

Retail sales finance obligations that we purchase from merchants provide an important source of new loan customers. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. After purchase of the retail sales finance obligation, we contact the customer using various marketing methods. We attempt to have the customer visit one of our branch offices to discuss his or her overall financial needs with our consumer lending specialists. Any resulting loan may pay off the customer's retail sales finance obligation and consolidate debts with other creditors.

Item 1.  Continued


At the time of loan origination, our consumer lending specialists, who are licensed to offer insurance products, explain our credit and non-credit insurance products to the customer. The customer then determines whether to purchase any insurance products.

We also originate loans by solicitation of current customers obtained through portfolio acquisitions and former customers who have recently paid off their loans. In addition, we purchase customer lists from major list compilers based on our predetermined selection criteria. We market our financial products to these potential customers using various solicitation methods. We also use various Internet loan application sources, including our own website, to obtain potential customer contacts. We forward these applications to our branch offices where consumer lending specialists contact potential customers in attempts to initiate lasting relationships.

Our branch offices are supported by centralized administrative and operational functions. Our centralized operational support functions include the following:

     *  real estate loan processing;
     *  revolving retail and private label processing;
     *  merchant services;
     *  retail sales finance approvals;
     *  real estate loan approvals;
     *  customer solicitations;
     *  retail sales finance collections;
     *  retail sales finance payment processing;
     *  real estate owned processing; and
     *  charge-off recovery operations.

We continually seek to identify functions that could be more cost-effective if centralized, thereby reducing costs and freeing our consumer lending specialists in our branches to concentrate on providing service to our customers.

Item 1.  Continued


We control and monitor our branch network through a variety of methods including the following:

     * Our operational policies and procedures standardize various aspects of branch lending, collections, and business development processes.
     * Our finance receivable systems control amounts, rates, terms, and fees of our customers' accounts; create loan documents specific to the state in which the branch operates; and control branch cash receipts and disbursements.
     * Our home office accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences.
     * Our credit risk management system reports are used by various personnel to compare branch lending and collection activities with predetermined parameters.
     * Our field operations management structure is appropriate to control a large, decentralized organization with each succeeding level staffed with more experienced personnel.
     * Our field operations incentive compensation plan aligns branch activities and goals with corporate strategies by basing a portion of branch personnel and field operations management total compensation on profitability and credit quality.
     * Our internal audit department audits branches for operational policy and procedure and state law and regulation compliance. Internal audit reports directly to AIG to enhance independence.

See Note 23. of the Notes to Consolidated Financial Statements in Item
8. for further information on the Company's consumer finance business segment.


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

Item 1.  Continued


Amount, number, and average size of net finance receivables originated and renewed and net purchased by type (retail sales contracts, revolving retail, and private label comprise retail sales finance) were as follows:

                                       Years Ended December 31,
                               2002              2001              2000
                         Amount   Percent  Amount   Percent  Amount   Percent

Originated and renewed

Amount (in thousands):
  Real estate loans      $2,518,226   37%  $2,129,623   33%  $2,025,581   31%
  Non-real estate loans   2,690,135   39    2,704,901   41    2,675,986   41
  Retail sales finance    1,611,943   24    1,695,115   26    1,880,360   28

  Total                  $6,820,304  100%  $6,529,639  100%  $6,581,927  100%

Number:
  Real estate loans          57,909    4%      55,935    3%      56,479    3%
  Non-real estate loans     748,226   46      765,716   45      810,030   42
  Retail sales finance      810,598   50      889,863   52    1,046,367   55

  Total                   1,616,733  100%   1,711,514  100%   1,912,876  100%

Average size (to nearest
  dollar):
    Real estate loans       $43,486           $38,073           $35,864
    Non-real estate loans     3,595             3,533             3,304
    Retail sales finance      1,989             1,905             1,797


Net purchased

Amount (in thousands):
  Real estate loans      $2,343,636   92%  $  945,621   85%  $  355,131   41%
  Non-real estate loans     124,665    5       25,327    2      442,583   51
  Retail sales finance       83,576    3      142,875   13       64,587    8

  Total                  $2,551,877  100%  $1,113,823  100%  $  862,301  100%

Number:
  Real estate loans          38,948   38%      15,169   23%       5,969    5%
  Non-real estate loans      35,096   35       12,790   19       84,663   75
  Retail sales finance       27,791   27       38,516   58       22,332   20

  Total                     101,835  100%      66,475  100%     112,964  100%

Average size (to nearest
  dollar):
    Real estate loans       $60,173           $62,339           $59,496
    Non-real estate loans     3,552             1,980             5,228
    Retail sales finance      3,007             3,709             2,892


Net purchased was net of sales of $27.1 million during 2000. We had no sales in 2002 or 2001.

Item 1.  Continued


Amount, number, and average size of total net finance receivables originated, renewed, and net purchased by type were as follows:

                                       Years Ended December 31,
                               2002              2001              2000
                         Amount   Percent  Amount   Percent  Amount   Percent

Originated, renewed,
  and net purchased

Amount (in thousands):
  Real estate loans      $4,861,862   52%  $3,075,244   40%  $2,380,712   32%
  Non-real estate loans   2,814,800   30    2,730,228   36    3,118,569   42
  Retail sales finance    1,695,519   18    1,837,990   24    1,944,947   26

  Total                  $9,372,181  100%  $7,643,462  100%  $7,444,228  100%

Number:
  Real estate loans          96,857    6%      71,104    4%      62,448    3%
  Non-real estate loans     783,322   45      778,506   44      894,693   44
  Retail sales finance      838,389   49      928,379   52    1,068,699   53

  Total                   1,718,568  100%   1,777,989  100%   2,025,840  100%

Average size (to nearest
  dollar):
    Real estate loans       $50,196           $43,250           $38,123
    Non-real estate loans     3,593             3,507             3,486
    Retail sales finance      2,022             1,980             1,820


Amount of net purchased as a percentage of total originated, renewed, and net purchased was as follows:

                                          Years Ended December 31,
                                        2002        2001        2000

Real estate loans                         48%         31%          15%
Non-real estate loans                      4           1           14
Retail sales finance                       5           8            3

Total                                     27%         15%          12%

Item 1.  Continued


Amount, number, and average size of net finance receivables by type were as follows:

                                             December 31,
                               2002              2001              2000
                         Amount   Percent  Amount   Percent  Amount   Percent

Net finance receivables

Amount (in thousands):
  Real estate loans      $ 9,313,496  69%  $ 7,444,484  64%  $ 7,040,925  62%
  Non-real estate loans    2,905,339  21     2,865,985  24     2,970,233  26
  Retail sales finance     1,355,503  10     1,408,111  12     1,416,667  12

  Total                  $13,574,338 100%  $11,718,580 100%  $11,427,825 100%

Number:
  Real estate loans          212,082  11%      183,406   9%      177,429   9%
  Non-real estate loans      907,405  48       932,165  48       995,000  47
  Retail sales finance       789,703  41       850,123  43       923,911  44

  Total                    1,909,190 100%    1,965,694 100%    2,096,340 100%

Average size (to nearest
  dollar):
    Real estate loans        $43,915           $40,590           $39,683
    Non-real estate loans      3,202             3,075             2,985
    Retail sales finance       1,716             1,656             1,533


Geographic Distribution

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                                         December 31,
                        2002                 2001                 2000
                   Amount  Percent      Amount  Percent      Amount  Percent
                                    (dollars in thousands)

California        $ 2,160,846   16%    $ 1,374,599   12%    $ 1,514,878   13%
N. Carolina           887,243    7         850,995    7         831,977    7
Florida               840,182    6         772,830    7         740,186    6
Illinois              786,593    6         731,238    6         698,181    6
Ohio                  785,506    6         741,702    7         678,238    6
Indiana               598,832    4         586,625    5         597,898    5
Georgia               591,970    4         510,140    4         477,110    4
Virginia              553,386    4         500,137    4         486,607    4
Other               6,369,780   47       5,650,314   48       5,402,750   49

Total             $13,574,338  100%    $11,718,580  100%    $11,427,825  100%

Item 1.  Continued


Average Net Receivables

Average net receivables by type were as follows:

                                     Years Ended December 31,
                            2002               2001               2000
                      Amount    Percent  Amount    Percent  Amount    Percent
                                      (dollars in thousands)

Real estate loans     $ 7,995,507   66%  $ 7,133,476   63%  $ 7,012,439   63%
Non-real estate loans   2,804,579   23     2,897,617   25     2,748,663   25
Retail sales finance    1,335,720   11     1,380,371   12     1,358,015   12

Total                 $12,135,806  100%  $11,411,464  100%  $11,119,117  100%


Growth in average net receivables by type was as follows:

                                     Years Ended December 31,
                            2002               2001               2000
                                Percent            Percent            Percent
                      Amount     Change  Amount     Change  Amount     Change
                                      (dollars in thousands)

Real estate loans     $  862,031    12%  $  121,037     2%  $  893,257    15%
Non-real estate loans    (93,038)   (3)     148,954     5      287,307    12
Retail sales finance     (44,651)   (3)      22,356     2      122,623    10

Total                 $  724,342     6%  $  292,347     3%  $1,303,187    13%


Finance Charges and Yield

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums and discounts on purchased finance receivables as a revenue adjustment. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized premiums, discounts, origination costs, or points and fees to revenue at the date of liquidation. We recognize late charges, prepayment penalties, and deferment fees as revenue when received.

We stop accruing revenue when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. Beginning in third quarter 2001, in conformity with AIG policy, we reverse amounts previously accrued upon suspension. Prior to AIG's indirect acquisition of the Company, we did not reverse amounts previously accrued upon suspension. After suspension, we recognize revenue for loans and retail sales contracts only to the extent of any additional payments we receive.

Item 1.  Continued


Finance charges and yield by type of finance receivable were as follows:

                                      Years Ended December 31,
                                  2002          2001           2000
                                       (dollars in thousands)

Real estate loans:
  Finance charges              $  880,021     $  847,110    $  798,974
  Yield                            11.01%         11.88%        11.39%

Non-real estate loans:
  Finance charges              $  604,005     $  625,159    $  591,426
  Yield                            21.54%         21.57%        21.52%

Retail sales finance:
  Finance charges              $  194,897     $  196,344    $  187,151
  Yield                            14.59%         14.22%        13.78%

Total:
  Finance charges              $1,678,923     $1,668,613    $1,577,551
  Yield                            13.83%         14.62%        14.19%


See Management's Discussion and Analysis in Item 7. for information on the trends in yield.


Finance Receivable Credit Quality Information

A risk in all consumer lending and retail sales financing transactions is the customer's unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced in a consumer's historical credit repayment record. An inability to repay usually results from lower income due to unemployment or underemployment, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer must file for protection under the bankruptcy laws. Because we evaluate credit applications with a view toward ability to repay, our customer's inability to repay occurs after our initial credit evaluation and funding of an outstanding loan.

We use credit risk scoring models at the time of borrower application to assess our risk of the applicant's unwillingness or inability to repay. These models are developed and based upon numerous factors including past customer credit repayment experience. The risk scoring models are periodically revalidated based on current portfolio performance. We extend credit to those consumers who fit our risk guidelines as determined by these models and, in some cases, manual underwriting. Price and size of the loan or retail sales finance transaction are generally in relation to the estimated credit risk assumed.

Our policy is to charge off each month to the allowance for finance receivable losses non-real estate loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due. We start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have

Item 1.  Continued


obtained title to the property, we obtain a broker purchase offer, which is a real estate broker's or appraiser's estimate of the property's sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset valued at lower of cost or 85% of the broker purchase offer, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

Charge-offs, recoveries, net charge-offs, and charge-off ratio by type of finance receivable were as follows:

                                        Years Ended December 31,
                                     2002         2001         2000
                                         (dollars in thousands)
Real estate loans:
  Charge-offs                      $ 56,602     $ 53,875     $ 49,361
  Recoveries                         (4,467)      (4,459)      (4,547)
  Net charge-offs                  $ 52,135     $ 49,416     $ 44,814
  Charge-off ratio                     .66%         .69%         .64%

Non-real estate loans:
  Charge-offs                      $220,557     $196,947     $157,411
  Recoveries                        (26,788)     (26,640)     (29,222)
  Net charge-offs                  $193,769     $170,307     $128,189
  Charge-off ratio                    6.91%        5.87%        4.66%

Retail sales finance:
  Charge-offs                      $ 53,601     $ 47,439     $ 38,767
  Recoveries                         (9,346)      (8,427)      (9,309)
  Net charge-offs                  $ 44,255     $ 39,012     $ 29,458
  Charge-off ratio                    3.31%        2.83%        2.18%

Total:
  Charge-offs                      $330,760     $298,261     $245,539
  Recoveries                        (40,601)     (39,526)     (43,078)
  Net charge-offs                  $290,159     $258,735     $202,461
  Charge-off ratio                    2.41%        2.27%        1.82%


Establishing and maintaining customer relationships is very important to us. A delinquent payment often indicates that the customer is experiencing temporary financial difficulties. We view collection efforts as opportunities to help our customers solve their temporary financial problems and retain our customer relationships.

We may rewrite a delinquent account if the customer has sufficient income and it does not appear that the cause of past delinquency will affect the customer's ability to repay the new loan. We subject all renewals, whether the customer's account is current or delinquent, to the same credit risk underwriting process as we would a new customer.

Item 1.  Continued


We may allow a deferment, which is a partial payment that extends the term of an account. The partial payment amount is usually the greater of one-half of a regular monthly payment or the amount necessary to bring the interest on the account current. We limit a customer to two deferments in a rolling twelve-month period.

To accommodate a customer's preferred monthly payment pattern, we may agree to a customer's request to change a payment due date on an account. An account's due date will not be changed if the change will affect the thirty day plus delinquency status of the account at month end.

Delinquency (gross finance receivables 60 days or more past due) based on contract terms in effect and delinquency ratio by type of finance receivable were as follows:

                                              December 31,
                                    2002          2001          2000
                                         (dollars in thousands)
Real estate loans:
  Delinquency                     $295,244      $248,266      $237,301
  Delinquency ratio                  3.20%         3.34%         3.36%

Non-real estate loans:
  Delinquency                     $175,167      $168,001      $145,476
  Delinquency ratio                  5.40%         5.22%         4.40%

Retail sales finance:
  Delinquency                     $ 43,381      $ 40,586      $ 31,142
  Delinquency ratio                  2.88%         2.55%         1.92%

Total:
  Delinquency                     $513,792      $456,853      $413,919
  Delinquency ratio                  3.68%         3.73%         3.45%


We establish the allowance for finance receivable losses primarily through the provision for finance receivable losses charged to expense. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. This review determines any adjustment necessary to maintain the allowance for finance receivable losses at a level we consider adequate to absorb losses inherent in the existing portfolio.

Item 1.  Continued


Changes in the allowance for finance receivable losses were as follows:

                                             At or for the
                                        Years Ended December 31,
                                      2002        2001         2000
                                         (dollars in thousands)

Balance at beginning of year        $ 438,860   $ 372,825   $ 385,327
Provision for finance receivable
  losses                              296,365     284,735     202,461
Allowance related to net
  acquired (sold) receivables           8,602      15,035     (12,502)
Charge-offs                          (330,760)   (298,261)   (245,539)
Recoveries                             40,601      39,526      43,078
Other charges - additional
  provision                              -         25,000        -

Balance at end of year              $ 453,668   $ 438,860   $ 372,825


See Management's Discussion and Analysis in Item 7. for further information on finance receivable loss and delinquency experience and the related allowance for finance receivable losses.


Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans. We record real estate owned in other assets, initially at lower of cost or 85% of the broker purchase offer, which approximates the fair value less the estimated cost to sell. If we do not sell a property within one year of acquisition, we reduce the carrying value by five percent of the initial value each month beginning in the thirteenth month. Prior to AIG's indirect acquisition of the Company in August 2001, we did not begin this writedown until the nineteenth month. The other charges recorded in third quarter 2001 included $5.0 million to adjust for this difference. We continue the writedown until the property is sold or the carrying value is reduced to ten percent of the initial value. We charge these writedowns to other revenues. We record the sale price we receive for a property less the carrying value and any amounts required to be refunded to the customer as a gain or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association's Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred.

Item 1.  Continued


Changes in the amount of real estate owned were as follows:

                                              At or for the
                                         Years Ended December 31,
                                       2002        2001        2000
                                          (dollars in thousands)

Balance at beginning of year         $ 48,359    $ 45,033    $ 51,433
Properties acquired                    71,329      57,533      45,100
Properties sold or disposed of        (63,794)    (44,651)    (48,014)
Monthly writedowns                     (8,605)     (9,556)     (3,486)

Balance at end of year               $ 47,289    $ 48,359    $ 45,033

Real estate owned as a percentage
  of real estate loans                  0.51%       0.65%       0.64%

Net gains (losses) on real estate
  owned sales                        $  2,943    $ (1,063)   $  4,190


Changes in the number of real estate owned properties were as follows:

                                              At or for the
                                         Years Ended December 31,
                                       2002        2001        2000

Balance at beginning of year              970         817         706
Properties acquired                     1,355       1,526       1,449
Properties sold or disposed of         (1,428)     (1,373)     (1,338)

Balance at end of year                    897         970         817


Sources of Funds

We fund our consumer finance operation principally through the following sources:

     *  net cash flows from operating activities;
     *  issuances of long-term debt;
     *  short-term borrowings in the commercial paper market;
     *  borrowings from banks under credit facilities; and
     *  capital contributions from parent.

Item 1.  Continued


Average Borrowings

Average borrowings by term of debt were as follows:

                                    Years Ended December 31,
                          2002                2001                2000
                    Amount    Percent   Amount    Percent   Amount    Percent
                                     (dollars in thousands)

Long-term debt      $ 7,343,929   66%   $ 6,022,033   58%   $ 5,703,564   56%
Short-term debt       3,836,465   34      4,351,597   42      4,554,910   44

Total               $11,180,394  100%   $10,373,630  100%   $10,258,474  100%


Average borrowings by rate of debt were as follows:

                                    Years Ended December 31,
                          2002                2001                2000
                    Amount    Percent   Amount    Percent   Amount    Percent
                                     (dollars in thousands)

Fixed rate debt     $ 7,416,047   66%   $ 7,240,971   70%   $ 6,546,966   64%
Floating rate debt    3,764,347   34      3,132,659   30      3,711,508   36

Total               $11,180,394  100%   $10,373,630  100%   $10,258,474  100%


Interest Expense and Borrowing Cost

Interest expense and borrowing cost by term of debt were as follows:

                                         Years Ended December 31,
                                      2002         2001         2000
                                          (dollars in thousands)
Long-term debt:
  Interest expense                  $432,737     $400,920     $378,807
  Borrowing cost                       5.89%        6.66%        6.64%

Short-term debt:
  Interest expense                  $121,140     $219,567     $298,565
  Borrowing cost                       3.16%        5.04%        6.54%

Total:
  Interest expense                  $553,877     $620,487     $677,372
  Borrowing cost                       4.95%        5.98%        6.60%

Item 1.  Continued


Interest expense and borrowing cost by rate of debt were as follows:

                                         Years Ended December 31,
                                      2002         2001         2000
                                          (dollars in thousands)
Fixed rate debt:
  Interest expense                  $480,258     $484,661     $436,527
  Borrowing cost                       6.48%        6.69%        6.67%

Floating rate debt:
  Interest expense                  $ 73,619     $135,826     $240,845
  Borrowing cost                       1.96%        4.33%        6.47%

Total:
  Interest expense                  $553,877     $620,487     $677,372
  Borrowing cost                       4.95%        5.98%        6.60%


The Company's use of interest rate swap agreements to fix floating-rate debt or float fixed-rate debt, the effect of which is included in the rates above, is described in Note 12. of the Notes to Consolidated Financial Statements in Item 8.


Contractual Maturities

Contractual maturities of net finance receivables and debt at December 31, 2002 were as follows:
                                    Net Finance
                                    Receivables            Debt
                                        (dollars in thousands)

2003                                $ 1,332,044        $ 4,636,041
2004                                  1,568,684          2,097,877
2005                                  1,162,712          1,479,335
2006                                    722,524          1,273,961
2007                                    476,261          1,355,550
2008 and thereafter                   8,312,113          1,784,633

Total                               $13,574,338        $12,627,397


See Note 4. of the Notes to Consolidated Financial Statements in Item
8. for contractual maturities and principal cash collections of net finance receivables by type.

Item 1.  Continued


                          INSURANCE OPERATION

The insurance operation markets insurance products to our consumer finance customers. Cash generated from operations is invested in investment securities, commercial mortgage loans, investment real estate, and policy loans and is also used to pay dividends.

Merit is a life and health insurance company domiciled in Indiana and licensed in 46 states, the District of Columbia, and the U.S. Virgin Islands. Merit principally writes or assumes (through affiliated and non-affiliated insurance companies) credit life, credit accident and health, and non-credit insurance.

Yosemite is a property and casualty insurance company domiciled in Indiana and licensed in 45 states. Yosemite principally writes or assumes credit-related property and casualty insurance.

Our credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provide for payment in full to the lender of the finance receivable in the event of the borrower's death. Our credit accident and health insurance policies provide for payment to the lender of the installments on the finance receivable coming due during a period of the borrower's disability due to illness or injury. Our credit-related property and casualty insurance policies are written either to protect the lender's interest in property pledged as collateral for the finance receivable or to provide for payment to the lender of the installments on the finance receivable coming due during a period of the borrower's unemployment. The borrower's purchase of credit life, credit accident and health, or credit-related property and casualty insurance is voluntary with the exception of lender-placed property damage coverage for property pledged as collateral. In these instances, we obtain property damage coverage through Yosemite under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. Non-credit insurance policies are primarily ordinary life level term coverage. The purchase of this coverage is voluntary. Customers usually either finance premiums for insurance products as part of the finance receivable or pay premiums monthly with their finance receivable payment, but they may pay the premiums in cash to the insurer. We do not offer single premium credit insurance products to our real estate loan customers.

Merit and Yosemite have entered into reinsurance agreements with other insurance companies, including certain affiliated companies, for assumption of various non-credit life, individual annuity, group annuity, credit life, credit accident and health, and credit-related property and casualty insurance where our insurance subsidiaries assume the risk of loss. The reserves for this business fluctuate over time and in certain instances are subject to recapture by the insurer. At December 31, 2002, reserves on the books of Merit and Yosemite for these reinsurance agreements totaled $112.6 million.

See Note 23. of the Notes to Consolidated Financial Statements in Item
8. for further information on the Company's insurance business segment.

Item 1.  Continued


Premiums earned, premiums written, and losses incurred by type of insurance were as follows:

                                          Years Ended December 31,
                                        2002        2001        2000
                                           (dollars in thousands)
Premiums Earned

Credit insurance premiums earned:
  Credit life                         $ 37,576    $ 41,046    $ 38,958
  Credit accident and health            47,726      50,405      48,006
  Property and casualty                 55,645      53,537      50,016
Other insurance premiums earned:
  Non-credit life                       38,097      39,157      48,539
  Non-credit accident and health         7,323       6,136       6,689
  Premiums assumed under
    coinsurance agreements               2,631       2,725       1,156

Total                                 $188,998    $193,006    $193,364


Premiums Written

Credit insurance premiums written:
  Credit life                         $ 23,263    $ 29,333    $ 45,486
  Credit accident and health            40,458      44,570      55,981
  Property and casualty                 55,186      54,048      58,387
Other insurance premiums written:
  Non-credit life                       38,097      39,157      48,539
  Non-credit accident and health         7,323       6,136       6,689
  Premiums assumed under
    coinsurance agreements               2,631       2,725       1,156

Total                                 $166,958    $175,969    $216,238


Losses Incurred

Credit insurance losses incurred:
  Credit life                         $ 21,869    $ 21,830    $ 18,409
  Credit accident and health            26,494      24,814      24,412
  Property and casualty                  9,247      15,715      12,397
Other insurance losses incurred:
  Non-credit life                       11,996      11,102      20,142
  Non-credit accident and health         4,485       3,751       4,031
  Losses incurred under
    coinsurance agreements               9,184      10,899       8,963

Total                                 $ 83,275    $ 88,111    $ 88,354

Item 1.  Continued


Life insurance in force by type of insurance was as follows:

                                             December 31,
                                   2002          2001          2000
                                        (dollars in thousands)

Credit life                      $3,091,211   $3,126,473   $3,075,206
Non-credit life                   3,104,772    3,275,199    3,343,066

Total                            $6,195,983   $6,401,672   $6,418,272


Investments and Investment Results

We invest cash generated by our insurance operation primarily in bonds. We invest in, but are not limited to, the following:

     *  bonds;
     *  commercial mortgage loans;
     *  short-term investments;
     *  limited partnerships;
     *  preferred stock;
     *  investment real estate;
     *  policy loans; and
     *  common stock.

AIG subsidiaries manage the majority of our insurance operation's investments.

Investment results of our insurance operation were as follows:

                                       Years Ended December 31,
                                    2002         2001         2000
                                        (dollars in thousands)

Net investment revenue (a)       $   82,812   $   81,711   $   80,807

Average invested assets (b)      $1,252,625   $1,231,187   $1,148,950

Adjusted portfolio yield (c)          6.84%        7.03%        7.35%

Net realized (losses) gains
  on investments (d)             $   (4,400)  $   (2,989)  $    2,809


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


                             REGULATION

Consumer Finance

The Company's consumer finance subsidiaries are subject to various state and federal laws and regulations. Applicable federal laws include:

     * the Equal Credit Opportunity Act (prohibits discrimination against credit-worthy applicants);
     * the Fair Credit Reporting Act (governs the accuracy and use of credit bureau reports);
     * the Truth in Lending Act (governs disclosure of applicable charges and other finance receivable terms);
     * the Fair Housing Act (prohibits discrimination in housing lending);
     * the Real Estate Settlement Procedures Act (regulates certain loans secured by real estate);
     *  the Federal Trade Commission Act; and
     *  the Federal Reserve Board's Regulations B, C, P, and Z.

In many states, the Company relies on federal law to preempt state law restrictions on interest rates and points and fees for first lien residential mortgage loans. The Company also relies on the Federal Alternative Mortgage Transactions Parity Act in many states to preempt state restrictions on variable rate loans and balloon payments. The Company makes residential mortgage loans under the provisions of these and other federal laws. The Company is also subject to federal laws governing practices and disclosures when dealing with consumer or customer information.

Various state laws also regulate our consumer lending and retail sales financing businesses. The degree and nature of such regulation vary from state to state. The laws under which a substantial amount of our business is conducted generally:

     *  provide for state licensing of lenders;
     * impose maximum term, amount, interest rate, and other charge limitations;
     * regulate whether and under what circumstances insurance and other ancillary products may be offered in connection with a lending transaction; and
     *  provide for consumer protection.

Certain of these laws prohibit the taking of liens on real estate for loans of small dollar amounts, except liens resulting from judgments. These state laws may require contract disclosures in addition to those required under federal law and may limit remedies available in the event of default by an obligor on the credit.

Item 1.  Continued


The federal government is considering, and a number of states, counties, and cities have enacted or may be considering, laws or rules that restrict the credit terms or other aspects of residential mortgage loans that are typically described as "high cost mortgage loans".
These requirements may impose specific statutory liabilities in cases of non-compliance and may also limit or restrict the terms of covered loan transactions. Additionally, some of these laws may restrict other business activities or business dealings of affiliates of the Company under certain conditions.


Insurance

State authorities regulate and supervise our insurance subsidiaries. The extent of such regulation varies by product and by state, but relates primarily to the following:

     *  conduct of business;
     *  types of products offered;
     *  standards of solvency;
     * limitations on dividend payments and other related party transactions;
     *  licensing;
     *  deposits of securities for the benefit of policyholders;
     *  permissible investments;
     *  approval of policy forms and premium rates;
     *  periodic examination of the affairs of insurers;
     *  form and content of required financial reports; and
     * reserve requirements for unearned premiums, losses, and other purposes.

The states in which we operate regulate credit insurance premium rates and premium refund calculations.


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


Insurance

Our insurance operation supplements our consumer finance operation. We believe that our insurance companies' abilities to market insurance products through our distribution systems provide a competitive advantage over our insurance competitors.

Item 2.  Properties.


Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business.
AGFC subsidiaries own two branch offices in Riverside and Barstow, California and two branch offices in Hato Rey and Isabela, Puerto Rico. AGFI owns eight buildings in Evansville, Indiana, one of which is a branch office of a subsidiary of AGFC. The other buildings contain certain administrative offices of AGFI and its subsidiaries, our insurance operation, and the majority of our centralized operational support. Merit owns an office building in Houston, Texas that is leased to third parties and affiliates and also owns a consumer finance branch office in Terre Haute, Indiana that is leased to an affiliate.

We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years.



Item 3.  Legal Proceedings.


AGFC and certain of its subsidiaries are parties to various lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions, such as Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.


No trading market exists for AGFC's common stock. AGFC is an indirect wholly owned subsidiary of AIG. AGFC paid the following cash dividends on its common stock:

Quarter Ended                2002          2001
                           (dollars in thousands)

March 31                   $ 89,920      $ 75,386
June 30                      61,972        63,196
September 30                   -           45,208
December 31                    -          245,065

Total                      $151,892      $428,855


At the end of fourth quarter 2001, we increased our leverage target to
7.5 to 1 for debt to tangible equity. Approximately $195.0 million of the $245.1 million fourth quarter 2001 dividend was due to our change in targeted leverage. See Management's Discussion and Analysis in Item 7., and Note 17. of the Notes to Consolidated Financial Statements in
Item 8., regarding limitations on the ability of AGFC and its subsidiaries to pay dividends.

To manage our leverage of debt to tangible equity, AGFC received capital contributions from its parent totaling $66.7 million in 2002. AGFC also received a non-cash capital contribution from its parent of $7.3 million in fourth quarter 2002 reflecting AIG's assumption of certain benefit obligations effective January 1, 2002.



Item 6.  Selected Financial Data


The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8., Management's Discussion and Analysis in Item 7., and other financial information in Item 1.

                           At or for the Years Ended December 31,
                  2002          2001         2000        1999         1998
                                   (dollars in thousands)

Total revenues $ 1,980,974  $ 1,975,536  $ 1,902,826  $ 1,715,869 $ 1,594,239

Net income (a)     349,495      252,791      260,130      224,653     194,396

Total assets    15,400,722   13,447,626   13,193,153   12,464,102  11,059,601

Long-term debt   9,566,256    6,300,171    5,667,567    5,709,755   5,162,012


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


                      FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and our other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. The Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, which could cause the Company's actual results to differ, possibly materially, include, but are not limited to, the following:

     * changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we access capital;
     * changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels and the formation of business combinations among our competitors;
     * the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or inability to repay;
     * shifts in collateral values, contractual delinquencies, credit losses and the level of personal bankruptcies;
     * changes in laws or regulations that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products;
     * the costs and effects of any litigation or governmental inquiries or investigations that are determined adversely to the Company;
     * changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;
     * our ability to integrate the operations of our acquisitions into our business;
     * changes in our ability to attract and retain employees or key executives to support our businesses; and
     * natural events and acts of God such as fires or floods affecting our branches or other operating facilities.

Item 7.  Continued


Readers are also directed to other risks and uncertainties discussed in other documents we file with the Securities and Exchange Commission.
We are under no obligation to (and expressly disclaim any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.


                               OVERVIEW

We are in the consumer finance and credit insurance businesses. The basic functions of our consumer finance operation are to borrow money at wholesale prices and to lend money at retail prices and offer credit and non-credit insurance products. The basic functions of our insurance operation are to write and assume various insurance products for customers of our consumer finance operation and to invest premiums received in various investments.


                          BASIS OF REPORTING

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

At December 31, 2002, 85% of our assets were net finance receivables less allowance for finance receivable losses. Our finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method. The only discretion we have is the point of suspension of the accrual of this finance charge revenue.

At December 31, 2002, 93% of our liabilities were debt issued primarily to support our net finance receivables. Our interest expense is a function of the amount of average borrowings and the borrowing cost on those average borrowings. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our interest rate swap agreements.

Our insurance revenues consist primarily of insurance premiums resulting from our consumer finance customers purchasing various credit and non-credit insurance policies. Insurance premium revenue is a function of the premium amounts and policy terms. GAAP dictates the methods of insurance premium revenue recognition.

We invest cash generated by our insurance operation primarily in investment securities, which were 8% of our assets at December 31, 2002, and to a lesser extent in commercial mortgage loans, investment real estate, and policy loans, which are included in other assets. We report the resulting investment revenue in other revenue. GAAP requires that we recognize interest on these investments as revenue on the accrual basis using the interest method. The only areas of

Item 7.  Continued


discretion we have are determining the point of suspension of the accrual of this investment revenue and when the investment security's decline in fair value is considered to be other than temporary and is to be reduced to its fair value.


                     CRITICAL ACCOUNTING POLICIES

Our finance receivable portfolio consists of approximately $13.6 billion of net finance receivables due from approximately 1.9 million customer accounts. These accounts were originated or purchased and are serviced by our centralized operational support or by our 1,369 branch offices in 44 states, Puerto Rico, and the U.S. Virgin Islands.

To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate or perform due diligence investigations for finance receivables that we purchase. We also have standard collection procedures supplemented with data processing systems to aid the centralized operational support and branch personnel in their finance receivable collection processes.

Despite our efforts to avoid losses on our finance receivables, our customers are subject to national, regional, and local economic situations and personal circumstances that affect their abilities to repay their obligations. These circumstances include lower income due to unemployment or underemployment, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer must file for protection under the bankruptcy laws.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous factors in estimating losses inherent in our finance receivable portfolio, including the following:

     *  current economic conditions;
     *  prior finance receivable loss and delinquency experience; and
     *  the composition of our finance receivable portfolio.

Our Credit Strategy and Policy Committee uses several ratios to aid in the process of evaluating prior finance receivable loss and delinquency experience. Each ratio is useful, but each has its limitations. These ratios include:

     * Delinquency ratio - gross finance receivables 60 days or more past due (3 or more contractual payments have not been made) as a percentage of gross finance receivables.
     * Allowance ratio - allowance for finance receivable losses as a percentage of net finance receivables.
     * Charge-off ratio - net charge-offs as a percentage of the average of net finance receivables at the beginning of each month during the period.
     * Charge-off coverage - allowance for finance receivable losses to net charge-offs.

Item 7.  Continued


We use migration analysis as one of the tools to determine the appropriate amount of allowance for finance receivable losses. Migration analysis is a statistical technique that attempts to predict the future amount of losses for existing pools of finance receivables. This technique applies empirically measured historical movement of like finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools. These results are aggregated for all segments of the Company's portfolio to arrive at an estimate of future finance receivable losses for the finance receivables existing at the time of analysis. We calculate migration analysis using several different scenarios based on varying assumptions in order to evaluate the widest range of possible outcomes.

If we had chosen to establish the allowance for finance receivable losses at the highest and lowest levels produced by the various migration analysis scenarios, our allowance for finance receivable losses at December 31, 2002 and 2001 and provision for finance receivable losses and net income for 2002 and 2001 would have changed as follows:

                                               At or for the
                                          Years Ended December 31,
                                           2002              2001
                                            (dollars in millions)

Highest level:
  Increase in allowance for finance
    receivable losses                    $  16.0            $  30.7
  Increase in provision for finance
    receivable losses                       16.0               30.7
  Decrease in net income                   (11.3)             (19.7)

Lowest level:
  Decrease in allowance for finance
    receivable losses                    $(103.8)           $(117.3)
  Decrease in provision for finance
    receivable losses                     (103.8)            (117.3)
  Increase in net income                    73.1               75.2


The Credit Strategy and Policy Committee exercises its judgement, based on each committee member's experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If its review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our consumer finance business segment. We document the adequacy of the allowance for finance receivable losses and the analysis of the trends in credit quality considered by the Credit Strategy and Policy Committee to support its conclusions. See Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.

Item 7.  Continued


                    OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into material off-balance sheet arrangements as defined by Securities and Exchange Commission rules.


                   LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks under credit facilities. AGFC has also historically received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

Principal sources and uses of cash were as follows:

                                          Years Ended December 31,
                                        2002        2001        2000
                                           (dollars in millions)
Principal sources of cash:
  Operations                          $  563.2    $  750.1    $  772.2
  Net issuances of debt                1,727.8       361.0       554.3
  Capital contributions                   66.7          -           -

  Total                               $2,357.7    $1,111.1    $1,326.5


Principal uses of cash:
  Net originations and purchases
    of finance receivables            $1,876.1    $  551.2    $  903.7
  Dividends paid                         151.9       428.9       185.1

  Total                               $2,028.0    $  980.1    $1,088.8


Net cash from operations decreased in 2002 due to changes in various components of taxes receivable and payable and other assets and other liabilities resulting from routine operating activities, partially offset by higher finance charges and lower interest expense. Net cash from operations remained near the same in 2001. Net originations and purchases of finance receivables and net issuances of debt increased in 2002 due to significant increases in real estate loan acquisitions.
Net originations and purchases of finance receivables and net issuances of debt decreased in 2001 due to a slowing economy. Dividends paid, less capital contributions received, reflect changes in net income retained by AGFC to maintain equity and total debt at a targeted ratio. See Capital Resources for the fourth quarter 2001 change in targeted leverage and resulting dividends.

Item 7.  Continued


We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable operational requirements and financial obligations. The principal risk factors that could decrease our sources of liquidity are delinquent payments from our customers and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk factors by continuing to operate the Company within the following strategies:

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

Consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and long-term debt. At December 31, 2002, we had $4.3 billion of long-term debt securities registered under the Securities Act of 1933 and available for issuance. We also maintain committed bank credit facilities to provide an additional source of liquidity for needs potentially not met through capital markets. See Note 11. of the Notes to Consolidated Financial Statements in Item 8. for information on our credit facilities.

At December 31, 2002, material contractual obligations were as follows:

                        Less than   From 1-3   From 4-5    Over 5
                         1 year      years      years      years      Total
                                        (dollars in millions)

Debt:
  Long-term debt        $ 1,574.9  $ 3,577.2  $ 2,629.5  $ 1,784.6  $ 9,566.2
  Commercial paper        3,061.2         -          -          -     3,061.2
Operating leases             46.8       61.0       17.8       16.6      142.2

Total                   $ 4,682.9  $ 3,638.2  $ 2,647.3  $ 1,801.2  $12,769.6


Debt

Based on the strength of our current credit ratings, we expect to refinance maturities of our debt. Any adverse changes in our operating performance or credit ratings could limit our access to capital markets to accomplish these refinancings.


Operating Leases

Operating leases represent annual rental commitments for leased office space, automobiles, and data processing and related equipment. At December 31, 2002, our rental commitments totaled $142.2 million.

Item 7.  Continued


Capital Resources

                                             December 31,
                                       2002                2001
                                  Amount  Percent     Amount  Percent
                                         (dollars in millions)

Long-term debt                   $ 9,566.3     66%   $ 6,300.2     51%
Short-term debt                    3,061.1     21      4,578.6     37

Total debt                        12,627.4     87     10,878.8     88
Equity                             1,809.9     13      1,545.9     12

Total capital                    $14,437.3    100%   $12,424.7    100%

Net finance receivables          $13,574.3           $11,718.6
Debt to tangible equity ratio        7.34x               7.50x

Our capital varies with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. Most floating-rate funding is through AGFC sales and refinancing of commercial paper and through AGFC issuance of long-term, floating-rate debt. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At December 31, 2002, commercial paper included $359.3 million of extendible commercial notes.

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2002, credit facilities totaled $3.1 billion (including $3.0 billion of committed credit facilities) with remaining availability of $3.1 billion. See Note 11. of the Notes to Consolidated Financial Statements in Item 8. for additional information on credit facilities.

Our committed credit facilities at December 31, 2002 expire as follows:

                           Committed Credit Facilities
                              (dollars in millions)

2003                                $1,500.0
2007                                 1,500.0

Total                               $3,000.0

Item 7.  Continued


Until fourth quarter 2001, AGFC paid dividends to (or received capital contributions from) AGFI to manage AGFC's leverage of debt to tangible equity (equity less goodwill and accumulated other comprehensive income) to 6.5 to 1. At the end of fourth quarter 2001, following discussions with the credit rating agencies, we increased our leverage target to 7.5 to 1. This increase was based on our success with managing credit risk and maintaining a lower risk finance receivable portfolio. Approximately $195.0 million of the $245.1 million fourth quarter 2001 dividend was due to the change in targeted leverage.

Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. These agreements have not prevented AGFC from managing its capital to targeted leverage. See Note 17. of the Notes to Consolidated Financial Statements in Item 8. for information on dividend restrictions.


                    ANALYSIS OF OPERATING RESULTS

Net Income
                                         Years Ended December 31,
                                       2002        2001        2000
                                          (dollars in millions)


Net income                            $349.5      $252.8      $260.1
  Amount change                       $ 96.7      $ (7.3)     $ 35.4
  Percent change                         38%        (3)%         16%

Return on average assets               2.51%       1.91%       2.01%
Return on average equity              21.69%      14.46%      14.81%
Ratio of earnings to fixed charges     1.87x       1.62x       1.59x


Net income for 2002 included a $30.0 million reduction in the provision for income taxes resulting from a favorable settlement of income tax audit issues. Net income for 2002 did not include goodwill amortization due to the adoption of Statement of Financial Accounting Standards 142 on January 1, 2002. Net income included goodwill amortization of $6.4 million for 2001 and $6.5 million for 2000.

Net income for 2001 included charges of $58.0 million ($37.7 million aftertax) resulting from our review of our businesses and the assets supporting those businesses, as well as the adoption of AIG's accounting policies and methodologies, in connection with AIG's indirect acquisition of the Company.

The impact of the other charges on net income was as follows:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Net income                           $349.5      $252.8      $260.1
Other charges, aftertax                  -         37.7          -

Net income excluding other charges   $349.5      $290.5      $260.1

Item 7.  Continued


See Note 18. of the Notes to Consolidated Financial Statements in Item
8. for further information on these charges. See Note 23. of the Notes to Consolidated Financial Statements in Item 8. for information on the results of the Company's business segments.

We manage the components of our revenue and expenses in response to economic events and to achieve our profitability objectives. In 2002, a sluggish economy decreased our borrowing cost; however, the low interest rate environment had the anticipated effect of also reducing our yield. We continued to invest in business development programs, including new branch openings and a second customer solicitation center, but still controlled operating expenses. In 2001, a slowing economy resulted in lower borrowing cost but higher net charge-offs.
We invested in business development programs, including new branch openings, and increased our allowance for finance receivable losses in response to higher delinquency, charge-offs, unemployment, and personal bankruptcies. In 2000, an accelerating economy resulted in higher borrowing cost but favorable net charge-off experience. We increased our finance charge rates on new business, which was reflected in our yield in 2001. We also controlled operating expenses in 2000.

Our statements of income line items as percentages of each year's average net receivables were as follows:

                                          Years Ended December 31,
                                          2002      2001      2000

Revenues
  Finance charges                        13.83%    14.62%    14.19%
  Insurance                               1.58      1.71      1.76
  Other                                   0.91      0.98      1.16

Total revenues                           16.32     17.31     17.11

Expenses
  Interest expense                        4.56      5.44      6.09
  Operating expenses                      4.54      4.64      4.73
  Provision for finance
    receivable losses                     2.44      2.50      1.82
  Insurance losses and loss
    adjustment expenses                   0.69      0.77      0.79
  Other charges                             -       0.51        -

Total expenses                           12.23     13.86     13.43

Income before provision for
  income taxes                            4.09      3.45      3.68

Provision for income taxes                1.21      1.23      1.34

Net income                                2.88%     2.22%     2.34%

Item 7.  Continued


Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                                       Years Ended December 31,
                                    2002         2001        2000
                                        (dollars in millions)

Finance charges                   $ 1,678.9   $ 1,668.6   $ 1,577.6
  Amount change                   $    10.3   $    91.0   $   154.2
  Percent change                         1%          6%         11%

Average net receivables           $12,135.8   $11,411.5   $11,119.1
Yield                                13.83%      14.62%      14.19%


Finance charges increased due to the following:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Increase in average net
  receivables                        $ 89.1      $ 37.1      $169.0
(Decrease) increase in yield          (78.8)       57.4       (18.0)
(Decrease) increase in
  number of days                         -         (3.5)        3.2

Total                                $ 10.3      $ 91.0      $154.2


Growth in average net receivables by type was as follows:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Real estate loans                    $  862.0   $  121.0   $  893.3
Non-real estate loans                   (93.0)     149.0      287.3
Retail sales finance                    (44.7)      22.4      122.6

Total                                $  724.3   $  292.4   $1,303.2

Percent change                             6%         3%        13%


In 2002, the low interest rate environment caused significant increases in both originations and liquidations of our real estate loans. However, we took advantage of the record real estate loan refinancings that occurred in the market in general and acquired $2.3 billion of real estate loan portfolios from third party originators. In 2001, a slowing economy limited average net receivable growth.

Item 7.  Continued


Changes in yield in basis points (bp) by type were as follows:

                                        Years Ended December 31,
                                       2002       2001       2000

Real estate loans                     (87) bp     49 bp     (16) bp
Non-real estate loans                  (3)         5        (42)
Retail sales finance                   37         44        (51)

Total                                 (79)        43        (31)


Yield decreased in 2002 primarily reflecting a lower real estate loan yield resulting from the low interest rate environment. We anticipate further decreases in yield in 2003. Yield increased in 2001 primarily due to higher yield on real estate loans originated, renewed, and purchased during 2000 and the first half of 2001 in response to rising interest rates from mid-1999 through mid-2000.


Insurance Revenues
                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Insurance revenues                   $191.2      $195.4      $196.2
  Amount change                      $ (4.2)     $ (0.8)     $ 11.7
  Percent change                       (2)%          -%          6%


Insurance revenues declined during 2002 reflecting a higher proportion of average net receivables that are real estate loans, as well as a decrease in the amount of premiums permitted to be charged in a number of states. Our experience is that customers purchase fewer insurance products on real estate loans than on non-real estate loans.

Insurance revenues were as follows:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Earned premiums                      $189.0      $193.0      $193.4
Commissions                             2.2         2.4         2.8

Total                                $191.2      $195.4      $196.2


Earned premiums decreased in 2002 and 2001 due to lower premium volume and lower premium rates.

Item 7.  Continued


Other Revenues
                                       Years Ended December 31,
                                     2002        2001        2000
                                        (dollars in millions)

Other revenues                     $  110.8    $  111.5    $  129.0
  Amount change                    $   (0.7)   $  (17.5)   $   21.1
  Percent change                       (1)%       (14)%         20%

Average invested assets            $1,252.6    $1,231.2    $1,149.0
Adjusted portfolio yield              6.84%       7.03%       7.35%
Net realized (losses) gains
  on investments                   $   (4.4)   $   (3.0)   $    2.8


Other revenues were as follows:

                                       Years Ended December 31,
                                     2002        2001        2000
                                        (dollars in millions)

Investment revenue                 $ 85.8       $ 86.7       $ 90.5
Interest revenue - notes
  receivable from AGFI               15.8         21.0         30.6
Writedowns on real estate owned      (8.6)        (4.6)        (3.5)
Net gains (losses) on real estate
  owned sales                         2.9         (1.1)         4.2
Other                                14.9          9.5          7.2

Total                              $110.8       $111.5       $129.0


The decrease in other revenues for 2002 was primarily due to lower interest revenue on notes receivable from AGFI and higher writedowns on real estate owned, partially offset by net gains on foreclosed real estate in 2002 compared to net losses in 2001 and higher service fee income from a non-subsidiary affiliate. The decrease in interest revenue on notes receivable from AGFI reflected lower interest rates. These notes support AGFI's funding of finance receivables.

The decrease in other revenues for 2001 was primarily due to lower interest revenue on notes receivable from AGFI, which reflected lower interest rates, net losses on foreclosed real estate in 2001 compared to net gains in 2000, and lower investment revenue. The decrease in investment revenue reflected net realized losses in 2001 compared to net realized gains in 2000 and a decline in adjusted portfolio yield of 32 basis points, partially offset by growth in average invested assets for the insurance operation of $82.2 million. The increase in average invested assets in 2001 was primarily due to investment of insurance operation's cash flows. The decrease in adjusted portfolio yield in 2001 reflected market conditions.

Item 7.  Continued


Interest Expense
                                       Years Ended December 31,
                                    2002         2001        2000
                                        (dollars in millions)

Interest expense                  $   553.9   $   620.5   $   677.4
  Amount change                   $   (66.6)  $   (56.9)  $   113.4
  Percent change                      (11)%        (8)%         20%

Average borrowings                $11,180.4   $10,373.6   $10,258.5
Borrowing cost                        4.95%       5.98%       6.60%


Interest expense (decreased) increased due to the following:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Increase in average borrowings       $  48.2     $  7.6      $ 77.5
(Decrease) increase in borrowing
  cost                                (114.8)     (64.1)       35.2
(Decrease) increase in
  number of days                          -        (0.4)        0.7

Total                                $ (66.6)    $(56.9)     $113.4


Changes in average borrowings by type were as follows:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Long-term debt                       $1,321.9   $  318.4   $  282.8
Short-term debt                        (515.1)    (203.3)     957.5

Total                                $  806.8   $  115.1   $1,240.3

Percent change                             8%         1%        14%


AGFC issued $4.6 billion of long-term debt in 2002, compared to $1.9 billion in 2001. The proceeds of the 2002 long-term debt issuances were used to support finance receivable growth and to repay commercial paper.

Changes in borrowing cost in basis points by type were as follows:

                                        Years Ended December 31,
                                       2002       2001       2000

Long-term debt                         (77) bp      2 bp       3 bp
Short-term debt                       (188)      (150)        82

Total                                 (103)       (62)        35

Item 7.  Continued


Federal Reserve actions lowered the federal funds rate a total of 475 basis points between December 2000 and December 2001 and another 50 basis points on November 6, 2002 resulting in a low market rate environment. These actions resulted in lower rates for short-term debt and long-term debt in 2002 and lower rates for short-term debt in 2001.


Operating Expenses
                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Operating expenses                   $551.2      $530.0      $525.8
  Amount change                      $ 21.2      $  4.2      $ 16.3
  Percent change                         4%          1%          3%

Operating expenses as a
  percentage of average
  net receivables                     4.54%       4.64%       4.73%


Operating expenses were as follows:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Salaries and benefits                $309.2      $294.0      $282.9
Other                                 242.0       236.0       242.9

Total                                $551.2      $530.0      $525.8


The increase in operating expenses for 2002 was primarily due to higher salaries and benefits, data processing, and administrative expenses allocated from AIG, partially offset by the absence of goodwill amortization in 2002.

The increase in operating expenses for 2001 was primarily due to higher salaries and benefits, partially offset by higher deferred loan origination costs.

The increases in salaries and benefits for 2002 and 2001 reflected higher competitive compensation and rising benefit costs.

The improvements in operating expenses as a percentage of average net receivables in 2002 and 2001 reflected controlled operating expenses. The decrease in operating expenses as a percentage of average net receivables in 2002 also reflected moderate finance receivable growth.

Item 7.  Continued


Provision for Finance Receivable Losses

                                             At or for the
                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)
Provision for finance
  receivable losses                  $296.4      $284.7      $202.5
  Amount change                      $ 11.7      $ 82.2      $ (0.5)
  Percent change                         4%         41%          -%

Net charge-offs                      $290.2      $258.7      $202.5
Charge-off ratio                      2.41%       2.27%       1.82%
Charge-off coverage                   1.56x       1.70x       1.84x

60 day+ delinquency                  $513.8      $456.9      $413.9
Delinquency ratio                     3.68%       3.73%       3.45%

Allowance for finance
  receivable losses                  $453.7      $438.9      $372.8
Allowance ratio                       3.34%       3.74%       3.26%


Changes in net charge-offs by type were as follows:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Real estate loans                    $ 2.7       $ 4.6        $ 6.8
Non-real estate loans                 23.5        42.1         (3.8)
Retail sales finance                   5.3         9.5         (3.5)

Total                                $31.5       $56.2        $(0.5)


Changes in charge-off ratios in basis points by type were as follows:

                                        Years Ended December 31,
                                       2002       2001       2000

Real estate loans                       (3) bp      5 bp       1 bp
Non-real estate loans                  104        121        (70)
Retail sales finance                    48         65        (49)

Total                                   14         45        (26)


Net charge-offs and the charge-off ratio increased in 2002 and 2001 reflecting a sluggish economy in 2002 and a slowing economy in 2001 and higher levels of unemployment and personal bankruptcies.

Item 7.  Continued


Changes in delinquency from the prior year end by type were as follows:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Real estate loans                    $47.0       $11.0        $24.9
Non-real estate loans                  7.1        22.5         (8.7)
Retail sales finance                   2.8         9.5          3.4

Total                                $56.9       $43.0        $19.6


Changes in delinquency ratio from the prior year end in basis points by type were as follows:

                                        Years Ended December 31,
                                       2002       2001       2000

Real estate loans                      (14) bp     (2) bp     28 bp
Non-real estate loans                   18         82        (99)
Retail sales finance                    33         63          7

Total                                   (5)        28         (5)


The delinquency ratio at December 31, 2002 decreased due to a higher proportion of net finance receivables that are real estate loans, which generally have lower delinquency. The delinquency ratio at December 31, 2001 increased reflecting slowing economic conditions in 2001. The increase in delinquency at December 31, 2002 and 2001 also reflected higher net finance receivables.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at December 31, 2002 was due to:

     * increases to the allowance for finance receivable losses through the provision for finance receivable losses in 2002 totaling $6.2 million (these increases were necessary in response to our increased delinquency and net charge-offs and the higher levels of both unemployment and personal bankruptcies in the United States);
     * increase to the allowance for finance receivable losses in 2002 of $8.6 million resulting from a purchase business combination.

The allowance as a percentage of net finance receivables declined in 2002 reflecting purchases of higher quality real estate loans during the last half of 2002. The increase in the allowance ratio in 2001 reflected slowing economic conditions.

Item 7.  Continued


Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, declined in 2002 and 2001 reflecting higher net charge-offs, partially offset by increases to allowance for finance receivable losses.


Insurance Losses and Loss Adjustment Expenses

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Insurance losses and loss
  adjustment expenses                $83.3       $88.1        $88.4
  Amount change                      $(4.8)      $(0.3)       $ 1.8
  Percent change                      (5)%          -%           2%


Insurance losses and loss adjustment expenses were as follows:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Claims incurred                      $85.3       $90.3        $83.0
Change in benefit reserves            (2.0)       (2.2)         5.4

Total                                $83.3       $88.1        $88.4


Claims incurred decreased $5.0 million for 2002 primarily due to decreases in claim reserves, partially offset by increases in claims paid.

Benefit reserves decreased $7.6 million for 2001 due to decreased sales of non-credit insurance products. Claims incurred increased $7.3 million for 2001 primarily due to increased credit insurance loss experience.


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

Item 7.  Continued


Provision for Income Taxes
                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in millions)

Provision for income taxes           $146.8      $141.4      $148.7
  Amount change                      $  5.4      $ (7.3)     $ 20.6
  Percent change                         4%        (5)%         16%

Pretax income                        $496.3      $394.2      $408.8
Effective income tax rate            29.58%      35.88%      36.37%


Provision for income taxes increased during 2002 primarily due to higher taxable income, partially offset by a lower effective income tax rate. During fourth quarter 2002, we reduced the provision for income taxes by $30.0 million resulting from a favorable settlement of income tax audit issues. This decreased the effective income tax rate for 2002. The decrease in provision for income taxes for 2001 was primarily due to lower taxable income resulting from the other charges of $58.0 million in third quarter 2001.


                   ANALYSIS OF FINANCIAL CONDITION

Asset Quality

We believe that our geographic diversification reduces the risk associated with a recession in any one region. In addition, 96% of our finance receivables at December 31, 2002 were secured by real property or personal property. While finance receivables have some exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 2. of the Notes to Consolidated Financial Statements in Item 8. for further information on how we estimate finance receivable losses.

Investment securities are the majority of our insurance operation's investment portfolio. Our investment strategy is to optimize aftertax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities, principally our finance receivables and debt, in an effort to reduce the risk associated with unfavorable changes in interest rates not met by changes in finance charge yields of our finance receivables. Real estate loans have an expected life of 2.7 years (although this can change in response to interest rate changes), non-real estate loans have an expected life of 1.6 years and retail sales finance receivables have an expected life of 9 months. The weighted-average years to maturity for our long-term debt was 3.5 years at December 31, 2002.

Item 7.  Continued


We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the finance receivables being supported.

We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary way we accomplish this is by issuing fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using interest rate swap agreements to synthetically create fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the effect of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, floating-rate debt represented 34% of our average borrowings for 2002 compared to 30% for 2001.


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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

                                December 31, 2002       December 31, 2001
                              +100 bp       -100 bp   +100 bp       -100 bp
                                          (dollars in thousands)
Assets
Net finance receivables,
  less allowance for
  finance receivable
  losses                      $(346,670)  $ 379,042   $(309,671)  $ 334,852
Fixed-maturity investment
  securities                    (73,058)     77,812     (54,178)     44,508

Liabilities
Long-term debt                 (227,886)    240,637    (122,673)    128,185
Interest rate swap agreements    10,114      (9,979)     37,902     (72,169)


At each year end, we derived the changes in fair values by modeling estimated cash flows of certain of our assets and liabilities. The assumptions we used adjusted cash flows to reflect changes in prepayments and calls but did not consider loan originations, debt issuances, or new investment purchases.

Readers should exercise care in drawing conclusions based on the above analysis. While these changes in fair values provide a measure of interest rate sensitivity, they do not represent our expectations about the impact of interest rate changes on our financial results. This analysis is also based on our exposure at a particular point in time and incorporates numerous assumptions and estimates. It also assumes an immediate change in interest rates, without regard to the impact of certain business decisions or initiatives that we would likely undertake to mitigate or eliminate some or all of the adverse effects of the modeled scenarios.



Item 8.  Financial Statements and Supplementary Data.


The Report of Management's Responsibility, Report of Independent
Accountants, Report of Independent Auditors, and the related consolidated financial statements are presented on the following pages.

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

                   REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors of
American General Finance Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Items 15(a)(1) and (2) on page 88 present fairly, in all material respects, the financial position of American General Finance Corporation and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule at and for the year ended December 31, 2002 listed in the index appearing under Item 15(d) on page 89 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Additionally, as discussed in Note 22, the Company has changed its method of accounting for pensions for the year ended December 31, 2002.



/s/  PricewaterhouseCoopers LLP


Chicago, Illinois
February 14, 2003

                    REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance Corporation


We have audited the accompanying consolidated balance sheet of American General Finance Corporation (a wholly owned subsidiary of American General Finance, Inc.) and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholder's equity, cash flows, and comprehensive income for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule as of or for each of the two years in the period ended December 31, 2001 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance Corporation and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3. to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.


                                            /s/  Ernst & Young LLP


Indianapolis, Indiana
January 31, 2002

         American General Finance Corporation and Subsidiaries
                      Consolidated Balance Sheets




                                                         December 31,
                                                     2002            2001
                                                    (dollars in thousands)
Assets

Net finance receivables (Notes 2. and 4.):
  Real estate loans                               $ 9,313,496    $ 7,444,484
  Non-real estate loans                             2,905,339      2,865,985
  Retail sales finance                              1,355,503      1,408,111

Net finance receivables                            13,574,338     11,718,580
Allowance for finance receivable
  losses (Note 5.)                                   (453,668)      (438,860)
Net finance receivables, less allowance
  for finance receivable losses                    13,120,670     11,279,720

Investment securities (Note 6.)                     1,227,156      1,142,186
Cash and cash equivalents                             144,565        175,492
Notes receivable from parent (Note 7.)                269,240        267,656
Other assets (Note 8.)                                639,091        582,572

Total assets                                      $15,400,722    $13,447,626


Liabilities and Shareholder's Equity

Long-term debt (Notes 9. and 12.)                 $ 9,566,256    $ 6,300,171
Commercial paper (Notes 10. and 12.)                3,061,141      4,578,637
Insurance claims and policyholder
  liabilities (Note 13.)                              472,348        495,588
Other liabilities (Note 14.)                          453,487        441,280
Accrued taxes                                          37,562         86,023

Total liabilities                                  13,590,794     11,901,699

Shareholder's equity:
  Common stock (Note 15.)                               5,080          5,080
  Additional paid-in capital                          951,175        877,526
  Accumulated other comprehensive
    loss (Note 16.)                                   (68,938)       (61,687)
  Retained earnings (Note 17.)                        922,611        725,008

Total shareholder's equity                          1,809,928      1,545,927

Total liabilities and shareholder's equity        $15,400,722    $13,447,626





See Notes to Consolidated Financial Statements.

         American General Finance Corporation and Subsidiaries
                   Consolidated Statements of Income




                                             Years Ended December 31,
                                         2002          2001          2000
                                              (dollars in thousands)

Revenues
  Finance charges                     $1,678,923    $1,668,613    $1,577,551
  Insurance                              191,230       195,393       196,241
  Other                                  110,821       111,530       129,034

Total revenues                         1,980,974     1,975,536     1,902,826

Expenses
  Interest expense                       553,877       620,487       677,372
  Operating expenses                     551,187       529,966       525,836
  Provision for finance receivable
    losses                               296,365       284,735       202,461
  Insurance losses and loss
    adjustment expenses                   83,275        88,111        88,354
  Other charges (Note 18.)                  -           58,020          -

Total expenses                         1,484,704     1,581,319     1,494,023

Income before provision for income
  taxes                                  496,270       394,217       408,803

Provision for Income Taxes
  (Note 19.)                             146,775       141,426       148,673

Net Income                            $  349,495    $  252,791    $  260,130





See Notes to Consolidated Financial Statements.

         American General Finance Corporation and Subsidiaries
            Consolidated Statements of Shareholder's Equity




                                             Years Ended December 31,
                                         2002          2001          2000
                                              (dollars in thousands)

Common Stock
  Balance at beginning of year        $    5,080    $    5,080    $    5,080
  Balance at end of year                   5,080         5,080         5,080

Additional Paid-in Capital
  Balance at beginning of year           877,526       877,514       877,514
  Capital contributions from
    parent and other                      73,649            12          -
  Balance at end of year                 951,175       877,526       877,514

Accumulated Other Comprehensive
  (Loss) Income
    Balance at beginning of year         (61,687)        2,628        (6,694)
    Change in net unrealized
      gains (losses):
        Investment securities             23,792         3,546         9,322
        Interest rate swaps              (31,391)      (67,513)         -
        Minimum pension liability            348          (348)         -
    Balance at end of year               (68,938)      (61,687)        2,628

Retained Earnings
  Balance at beginning of year           725,008       901,072       826,059
  Net income                             349,495       252,791       260,130
  Common stock dividends                (151,892)     (428,855)     (185,117)
  Balance at end of year                 922,611       725,008       901,072

Total Shareholder's Equity            $1,809,928    $1,545,927    $1,786,294





See Notes to Consolidated Financial Statements.

            American General Finance Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows



                                                      Years Ended December 31,
                                                    2002        2001        2000
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $  349,495  $  252,791  $  260,130
Reconciling adjustments:
  Provision for finance receivable losses           296,365     284,735     202,461
  Depreciation and amortization                     149,248     143,896     143,919
  Deferral of finance receivable
    origination costs                               (58,688)    (56,940)    (52,874)
  Deferred income tax (benefit) charge              (59,155)    (26,211)     10,536
  Change in other assets and other liabilities      (39,780)     50,799      88,890
  Change in insurance claims and
    policyholder liabilities                        (23,240)    (23,859)     57,347
  Change in taxes receivable and payable            (51,977)     70,163      69,076
  Other charges                                        -         58,020        -
  Other, net                                            931      (3,306)     (7,317)
Net cash provided by operating activities           563,199     750,088     772,168

Cash Flows from Investing Activities
  Finance receivables originated or purchased    (8,054,343) (6,366,214) (6,102,085)
  Principal collections on finance receivables    6,178,230   5,814,968   5,198,382
  Acquisition of First Horizon                     (208,666)       -           -
  Investment securities purchased                  (806,989) (1,024,553)   (644,133)
  Investment securities called and sold             713,653     981,068     524,627
  Investment securities matured                      42,475      10,310      10,335
  Change in notes receivable from parent             (1,584)     (6,335)    (71,438)
  Change in premiums on finance receivables
    purchased and deferred charges                  (87,837)    (35,621)    (21,941)
  Other, net                                        (11,683)    (14,942)    (18,664)
Net cash used for investing activities           (2,236,744)   (641,319) (1,124,917)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt        4,638,983   1,892,820   1,240,329
  Repayment of long-term debt                    (1,393,714) (1,263,973) (1,286,000)
  Change in short-term notes payable             (1,517,496)   (267,808)    599,925
  Capital contributions from parent                  66,737        -           -
  Dividends paid                                   (151,892)   (428,855)   (185,117)
Net cash provided by (used for)
  financing activities                            1,642,618     (67,816)    369,137

(Decrease) increase in cash and cash equivalents    (30,927)     40,953      16,388
Cash and cash equivalents at beginning of year      175,492     134,539     118,151
Cash and cash equivalents at end of year         $  144,565  $  175,492  $  134,539



<F1>
See Notes to Consolidated Financial Statements.

        American General Finance Corporation and Subsidiaries
           Consolidated Statements of Comprehensive Income




                                              Years Ended December 31,
                                          2002          2001          2000
                                               (dollars in thousands)


Net Income                              $ 349,495     $ 252,791    $ 260,130

Other comprehensive (loss) gain:

  Net unrealized (losses) gains:
    Investment securities                  32,220         2,446       17,151
    Interest rate swaps:
      Transition adjustment                  -          (42,103)        -
      Current period                     (151,142)     (121,636)        -
    Minimum pension liability                 535          (535)        -

  Income tax effect:
    Investment securities                 (11,288)         (843)      (6,003)
    Interest rate swaps:
      Transition adjustment                  -           14,736         -
      Current period                       52,900        42,573         -
    Minimum pension liability                (187)          187         -

  Net unrealized (losses) gains,
    net of tax                            (76,962)     (105,175)      11,148

  Reclassification adjustments
    for realized losses (gains)
    included in net income:
      Investment securities                 4,400         2,989       (2,809)
      Interest rate swaps                 102,848        59,872         -

  Income tax effect:
    Investment securities                  (1,540)       (1,046)         983
    Interest rate swaps                   (35,997)      (20,955)        -

  Realized losses (gains)
    included in net income,
    net of tax                             69,711        40,860       (1,826)

Other comprehensive (loss) gain,
  net of tax                               (7,251)      (64,315)       9,322


Comprehensive income                    $ 342,244     $ 188,476    $ 269,452





See Notes to Consolidated Financial Statements.

         American General Finance Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
                           December 31, 2002



Note 1.  Nature of Operations

American General Finance Corporation will be referred to as "AGFC" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFC is a wholly owned subsidiary of American General Finance, Inc. (AGFI). Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG). AIG is a holding company, which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad.

AGFC is a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance businesses. At December 31, 2002, the Company had 1,369 offices in 44 states, Puerto Rico and the U.S. Virgin Islands and approximately 7,400 employees.

In our consumer finance operation, we:

     *  make home equity loans;
     *  originate secured and unsecured consumer loans;
     *  extend lines of credit;
     * purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by approximately 20,000 retail merchants; and
     * purchase private label receivables originated by a non-subsidiary affiliate arising from the sales by approximately 40 retail merchants under a participation agreement.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also offer credit and non-credit insurance to our consumer finance customers.

In our insurance operation, we principally write and assume credit life, credit accident and health, credit-related property and casualty, and non-credit insurance covering our consumer finance customers and property pledged as collateral. See Note 23. for further information on the Company's business segments.

We fund our operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and capital contributions from our parent.

On September 16, 2002, we acquired the majority of the assets of First Horizon Money Centers, a consumer financial services subsidiary of First Tennessee Bank National Association, in a purchase business combination. The fair value of the assets acquired totaled $208.7 million, representing real estate loans, non-real estate loans, and retail sales finance receivables. We also acquired certain branch office locations by assuming the branch office leases and hired certain branch office personnel. We included the acquisition of First Horizon in our consolidated financial statements since the date of acquisition.

At December 31, 2002, the Company had $13.6 billion of net finance receivables due from approximately 1.9 million customer accounts and $6.2 billion of credit and non-credit life insurance in force covering approximately 1.0 million customer accounts.



Note 2.  Summary of Significant Accounting Policies

                       BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). The statements include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. To conform to the 2002 presentation, we reclassified certain items in prior periods.


                      CONSUMER FINANCE OPERATION

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


Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums and discounts on purchased finance receivables as a revenue adjustment. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized premiums, discounts, origination costs, or points and fees to revenue at the date of liquidation. We recognize late charges, prepayment penalties, and deferment fees as revenue when received.

We stop accruing revenue when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. Beginning in third quarter 2001, in conformity with AIG policy, we reverse amounts previously accrued upon suspension. Prior to AIG's indirect acquisition of the Company, we did not reverse amounts previously accrued upon suspension. After suspension, we recognize revenue for loans and retail sales contracts only to the extent of any additional payments we receive.


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

Our policy is to charge off each month to the allowance for finance receivable losses non-real estate loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due. We start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we obtain a broker purchase offer, which is a real estate broker's or appraiser's estimate of the property's sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset valued at lower of cost or 85% of the broker purchase offer, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

We may rewrite delinquent account if the customer has sufficient income and it does not appear that the cause of past delinquency will affect the customer's ability to repay the new loan. We subject all renewals, whether the customer's account is current or delinquent, to the same credit risk underwriting process as we would a new customer.

We may allow a deferment, which is a partial payment that extends the term of an account. The partial payment amount is usually the greater of one-half of a regular monthly payment or the amount necessary to bring the interest on the account current. We limit a customer to two deferments in a rolling twelve-month period.


Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans. We record real estate owned in other assets, initially at lower of cost or 85% of the broker purchase offer, which approximates the fair value less the estimated cost to sell. If we do not sell a property within one year of acquisition, we reduce the carrying value by five percent of the initial value each month beginning in the thirteenth month. Prior to AIG's indirect acquisition of the Company in August 2001, we did not begin this writedown until the nineteenth month. We continue the writedown until the property is sold or the carrying value is reduced to ten percent of the initial value. We charge these writedowns to other revenues. We record the sale price we receive for a property less the carrying value and any amounts required to be refunded to the customer as a gain or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association's Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred.


Customer Relationships

Customer relationships, included in other assets, are intangible assets we acquire by assigning a portion of the purchase price on certain portfolio acquisitions to the customer relationships. In those instances, we expect our relationships with the customers to last beyond the terms of the finance receivables we purchased. We charge customer relationships to expense in equal amounts generally over six years.


                         INSURANCE OPERATION

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


Acquisition Costs

We defer insurance policy acquisition costs, principally commissions, reinsurance fees, and premium taxes. We include them in other assets and charge them to expense over the terms of the related policies or reinsurance agreements.


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


Revenue Recognition

We recognize interest on interest bearing fixed maturity investment securities as revenue on the accrual basis. We amortize any premiums or discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends as revenue on ex-dividend dates. We recognize income on mortgage-backed securities as revenue using a constant effective yield based on estimated prepayment of the underlying mortgages. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment, along with all investment revenue, in other revenues.

Realized Gains and Losses on Investment Securities

We specifically identify realized gains and losses on investment securities and include them in other revenues.


                                OTHER

Other Invested Assets

Commercial mortgage loans, investment real estate, and insurance policy loans are part of our insurance operation's investment portfolio and are included in other assets. We recognize interest on commercial mortgage loans and insurance policy loans as revenue using the interest method. We stop accruing revenue when collection of interest becomes uncertain. We recognize pretax operating income from the operation of our investment real estate as revenue monthly. Other invested asset revenue is included in other revenues.


Cash Equivalents

We consider all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.


Goodwill

On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." During the first quarter of each year, we test both the consumer finance business segment and the insurance business segment for goodwill impairment. Impairment is the condition that exists when the carrying value of goodwill exceeds its implied fair value. We assess the fair value of the underlying business using a projected ten year earnings stream, discounted using the Treasury "risk free" rate. The "risk free" rate is the yield on ten year U.S. Treasury Bills as of December 31 of the prior year. If the required impairment testing suggests that goodwill is impaired, we reduce goodwill to an amount that results in the carrying value of the underlying business approximating fair value. See Note 3. for information on the adoption of SFAS 142.

Prior to our adoption of SFAS 142, we charged goodwill to expense in equal amounts over 20 to 40 years.


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

Derivative Financial Instruments

On the date we enter into a derivative contract, we designate the interest rate swap agreement as a cash flow hedge or a fair value hedge. We recognize the fair values of interest rate swap agreements in the consolidated balance sheet in other assets or other liabilities depending on their positive or negative fair values. Cash flow hedges hedge the variable cash flows to be paid on recognized liabilities and fair value hedges hedge the fair value of recognized liabilities. We formally document all relationships between the interest rate swap agreement and the hedged liability. This documentation includes the following:

     *  our risk management objective;
     * our strategy in entering into the interest rate swap agreement; and
     *  our method to measure hedge effectiveness and ineffectiveness.

We also formally assess, both at the interest rate swap agreement inception and ongoing, whether the interest rate swap agreements are highly effective in offsetting changes in cash flows or fair values of the hedged liabilities. We report the effective portion of the gain or loss on the instruments as a component of other comprehensive income. We report any ineffectiveness in other revenues.

If we discontinue hedge accounting because we determine the interest rate swap agreement no longer qualifies as an effective hedge, we will continue to carry the interest rate swap agreement in the balance sheet at its fair value, and recognize changes in fair value in income. For cash flow hedges, we will reclassify amounts we previously recorded in other comprehensive income to income as earnings are affected by the variability in cash flows of the hedged item. For fair value hedges, we will reverse the recorded fair value adjustment of the hedged item to income.

If we terminate an interest rate swap agreement before maturity, we will remove it from the balance sheet.

We accrue the differences between amounts payable and receivable on interest rate swap agreements as adjustments to interest expense over the lives of the agreements. We include the related amounts payable to and receivable from counterparties in other liabilities and other assets.


Fair Value of Financial Instruments

We estimate the fair values disclosed in Note 25. using discounted cash flows when quoted market prices or values obtained from independent pricing services are not available. The assumptions used, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In certain cases, we cannot verify the estimated fair values by comparison to independent markets or realize the estimated fair values in immediate settlement of the instruments.

Note 3.  Accounting Changes

On January 1, 2002, we adopted SFAS 142, "Goodwill and Other
Intangible Assets." SFAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. We will continue to amortize separable intangible assets that have finite lives over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill and intangible assets acquired prior to July 1, 2001 continued through December 31, 2001. During first quarter 2002, we determined that the required impairment testing related to the Company's goodwill and other intangible assets did not require a write-down of any such assets. There has been no indication of impairment since our review of the Company's goodwill during the first quarter of 2002.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, residual value guarantees under capital lease arrangements, commercial letters of credit, and loan commitments. The disclosure requirements of FIN 45 are effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material impact on our consolidated results of operations, financial position, or liquidity.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

                                            December 31, 2002
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables            $9,224,803  $3,244,413  $1,507,184  $13,976,400
Unearned finance charges
  and points and fees          (145,039)   (431,812)   (166,922)    (743,773)
Accrued finance charges          77,852      41,006      12,953      131,811
Deferred origination costs       12,447      35,441        -          47,888
Premiums, net of discounts      143,433      16,291       2,288      162,012

Total                        $9,313,496  $2,905,339  $1,355,503  $13,574,338


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


Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2002 and 2001, 96% of our net finance receivables were secured by the real and/or personal property of the borrower. At December 31, 2002, real estate loans accounted for 69% of the amount and 11% of the number of net finance receivables outstanding, compared to 64% of the amount and 9% of the number of net finance receivables outstanding at December 31, 2001.

Contractual maturities of net finance receivables by type at December 31, 2002 were as follows:

             Real          Non-Real         Retail
            Estate          Estate           Sales
             Loans           Loans          Finance          Total
                             (dollars in thousands)

2003      $   230,800     $   725,762     $   375,482     $ 1,332,044
2004          302,201         962,534         303,949       1,568,684
2005          318,285         701,809         142,618       1,162,712
2006          330,353         322,223          69,948         722,524
2007          331,537         107,481          37,243         476,261
2008+       7,800,320          85,530         426,263       8,312,113

Total     $ 9,313,496     $ 2,905,339     $ 1,355,503     $13,574,338


Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

                                        Years Ended December 31,
                                      2002        2001        2000
                                         (dollars in thousands)
Real estate loans:
  Principal cash collections       $2,893,830  $2,391,674  $1,809,767
  % of average net receivables         36.19%      33.53%      25.81%

Non-real estate loans:
  Principal cash collections       $1,581,916  $1,622,283  $1,578,034
  % of average net receivables         56.40%      55.99%      57.41%

Retail sales finance:
  Principal cash collections       $1,702,484  $1,801,011  $1,810,581
  % of average net receivables        127.46%     130.47%     133.33%


Unused credit limits extended by a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $3.5 billion at December 31, 2002 and $3.6 billion at December 31, 2001.

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

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                   December 31, 2002          December 31, 2001
                 Amount        Percent      Amount        Percent
                              (dollars in thousands)

California      $ 2,160,846         16%    $ 1,374,599         12%
N. Carolina         887,243          7         850,995          7
Florida             840,182          6         772,830          7
Illinois            786,593          6         731,238          6
Ohio                785,506          6         741,702          7
Indiana             598,832          4         586,625          5
Georgia             591,970          4         510,140          4
Virginia            553,386          4         500,137          4
Other             6,369,780         47       5,650,314         48

Total           $13,574,338        100%    $11,718,580        100%


Finance receivables on which we stopped accruing revenue totaled $382.0 million at December 31, 2002 and $334.8 million at December 31, 2001. Our accounting policy for revenue recognition on revolving retail and private label finance receivables provides for the accrual of revenue up to the date of charge-off at six months past due. We accrued revenue on revolving retail and private label finance receivables greater than 90 days contractually delinquent of $.8 million at December 31, 2002 and $.6 million at December 31, 2001.



Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                        Years Ended December 31,
                                     2002         2001         2000
                                         (dollars in thousands)

Balance at beginning of year       $ 438,860   $ 372,825    $ 385,327
Provision for finance receivable
  losses                             296,365     284,735      202,461
Allowance related to net
  acquired (sold) receivables          8,602      15,035      (12,502)
Charge-offs                         (330,760)   (298,261)    (245,539)
Recoveries                            40,601      39,526       43,078
Other charges - additional
  provision                             -         25,000         -

Balance at end of year             $ 453,668   $ 438,860    $ 372,825


See Note 2. for information on the determination of the allowance for finance receivable losses and Note 18. for discussion of other charges.

Note 6.  Investment Securities

Fair value and amortized cost of investment securities by type at December 31 were as follows:

                                     Fair Value            Amortized Cost
                                 2002          2001      2002          2001
                                           (dollars in thousands)
Fixed maturity investment
  securities:
  Bonds:
    Corporate securities       $  549,552  $  532,295  $  530,229  $  528,551
    Mortgage-backed securities    179,155     209,128     170,909     207,119
    State and political
      subdivisions                446,605     315,640     429,637     314,263
    Other                          26,593      47,146      24,447      45,436
  Redeemable preferred stocks        -          9,063        -          8,329
Total                           1,201,905   1,113,272   1,155,222   1,103,698
Non-redeemable preferred
  stocks                            5,109       4,225       5,624       4,251
Other long-term investments        19,586      24,133      19,586      24,133
Common stocks                         556         556         606         606

Total                          $1,227,156  $1,142,186  $1,181,038  $1,132,688


Unrealized gains and losses on investment securities by type at December 31 were as follows:

                                  Unrealized Gains        Unrealized Losses
                                 2002          2001      2002          2001
                                           (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $35,401        $19,660  $16,078        $15,916
    Mortgage-backed securities   8,246          3,543     -             1,534
    State and political
      subdivisions              16,986          5,409       18          4,032
    Other                        5,198          1,710    3,052           -
  Redeemable preferred stocks     -               738     -                 4
Total                           65,831         31,060   19,148         21,486
Non-redeemable preferred
  stocks                            55           -         570             26
Common stocks                     -              -          50             50

Total                          $65,886        $31,060  $19,768        $21,562

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains
(losses) were as follows:

                                        Years Ended December 31,
                                     2002         2001         2000
                                         (dollars in thousands)

Fair value                         $756,128     $991,378     $534,962

Realized gains                     $  9,147     $ 16,441     $ 14,166
Realized losses                      13,547       19,430       11,357

Net realized (losses) gains        $ (4,400)    $ (2,989)    $  2,809


Contractual maturities of fixed-maturity investment securities at December 31, 2002 were as follows:
                                            Fair         Amortized
                                            Value           Cost
                                           (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                $   23,714     $   23,432
    Due after 1 year through 5 years        186,126        175,306
    Due after 5 years through 10 years      389,539        374,157
    Due after 10 years                      423,371        411,418
Mortgage-backed securities                  179,155        170,909

Total                                    $1,201,905     $1,155,222


Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Other long-term investments consist of five limited partnerships.
These limited partnerships provide diversification and have high yielding, long-term financial objectives. These limited partnerships invest primarily in private equity investments, high yielding securities, and mezzanine investments within a variety of industries. At December 31, 2002, our total commitments for these five limited partnerships were $47.3 million, consisting of $21.2 million funded and $26.1 million unfunded.

Bonds on deposit with insurance regulatory authorities had carrying values of $8.4 million at December 31, 2002 and $7.9 million at December 31, 2001.

Note 7.  Notes Receivable from Parent

Notes receivable from AGFI totaled $269.2 million at December 31, 2002 and $267.7 million at December 31, 2001. Interest revenue on notes receivable from parent totaled $15.8 million in 2002, $21.0 million in 2001, and $30.6 million in 2000. These notes primarily support AGFI's funding of finance receivables.



Note 8.  Other Assets

Components of other assets were as follows:

                                               December 31,
                                           2002            2001
                                          (dollars in thousands)

Goodwill                                 $157,595        $157,595
Income tax assets (a)                     146,013          83,176
Fixed assets                               73,934          83,014
Other insurance investments                67,438          78,813
Real estate owned                          47,289          48,359
Customer relationships                     43,399          63,552
Prepaid expenses and deferred
  charges                                  29,721          35,635
Other (b)                                  73,702          32,428

Total                                    $639,091        $582,572


(a)  The components of net deferred tax assets are detailed in Note
     19.

(b) Effective January 1, 2003, we acquired Wilmington Finance, Inc., an originator and seller of residential mortgage loans. In anticipation of this acquisition, we entered into a warehouse line participation agreement to provide interim funding support to the mortgage originator totaling $50.0 million. See Note 26. for further information on this acquisition.

Changes in goodwill by business segment were as follows:

                                    Consumer
                                    Finance     Insurance     Total
                                         (dollars in thousands)

Balance December 31, 2000          $151,438     $ 12,562     $164,000
Amortization                         (5,947)        (458)      (6,405)

Balance December 31, 2001           145,491       12,104      157,595

Balance December 31, 2002          $145,491     $ 12,104     $157,595

The impact of goodwill amortization on net income was as follows:

                                        Years Ended December 31,
                                     2002         2001         2000
                                         (dollars in thousands)

Reported net income                $349,495     $252,791     $260,130
Goodwill amortization,
  net of tax                           -           4,163        4,213

Adjusted net income                $349,495     $256,954     $264,343


Customer relationships are net of accumulated amortization of $76.4 million at December 31, 2002 and $71.2 million at December 31, 2001. Customer relationships amortization expense totaled $24.0 million in 2002 and $22.3 million in 2001. In addition to customer relationships amortization expense in 2001, we reduced customer relationships through the other charge by $12.0 million resulting from post-business combination plans in connection with AIG's indirect acquisition of the Company.

At December 31, 2002, estimated customer relationships amortization expense for the next five years was as follows:

                    Customer Relationships
                     Amortization Expense
                    (dollars in thousands)

2003                       $18,997
2004                        14,074
2005                         6,917
2006                         1,573
2007                         1,211



Note 9.  Long-term Debt

Carrying value and fair value of long-term debt at December 31 were as follows:

                        Carrying Value              Fair Value
                      2002          2001        2002          2001
                                 (dollars in thousands)

Senior debt        $9,566,256    $6,300,171  $9,849,447    $6,468,550


Weighted average interest rates on long-term debt were as follows:

                   Years Ended December 31,        December 31,
                    2002     2001     2000         2002    2001

Senior debt         5.89%    6.66%    6.64%       5.09%    6.41%

Contractual maturities of long-term debt at December 31, 2002 were as follows:

                        Carrying Value
                    (dollars in thousands)

2003                      $1,574,900
2004                       2,097,877
2005                       1,479,335
2006                       1,273,961
2007                       1,355,550
2008-2012                  1,784,633

Total                     $9,566,256


At December 31, 2002, we had $4.3 billion of long-term debt securities registered under the Securities Act of 1933 and available for issuance.

A debt agreement contains restrictions on consolidated retained earnings for certain purposes (see Note 17.).



Note 10.  Short-term Notes Payable

AGFC issues commercial paper with terms ranging from 1 to 270 days. The weighted average maturity of our commercial paper at December 31, 2002 was 30 days.

Included in commercial paper are extendible commercial notes that AGFC sells with initial maturities of up to 90 days which may be extended by AGFC to 390 days. At December 31, 2002, extendible commercial notes totaled $359.3 million.

Information concerning short-term notes payable for commercial paper and to banks under credit facilities was as follows:

                                            At or for the
                                       Years Ended December 31,
                                    2002         2001         2000
                                        (dollars in thousands)

Average borrowings               $3,836,296   $4,351,397   $4,554,409
Weighted average interest
  rate, at year end:
    Money market yield                1.45%        1.96%        6.58%
    Semi-annual bond
      equivalent yield                1.46%        1.96%        6.67%

Note 11.  Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2002, AGFC had committed credit facilities totaling $3.0 billion, including a facility under which AGFI is an eligible borrower for up to $300 million. The annual commitment fees for the facilities currently average 0.07% and are based upon AGFC's long-term credit ratings.

At December 31, 2002, AGFC and certain of its subsidiaries also had uncommitted credit facilities (including shared uncommitted facilities with AGFI) totaling $51.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Available borrowings under all facilities are reduced by any outstanding borrowings. There were no amounts outstanding at December 31, 2002 or December 31, 2001. AGFC guarantees its subsidiary borrowings under uncommitted credit facilities. AGFC does not guarantee any borrowings of AGFI.



Note 12.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC has generally limited its use of derivative financial instruments to interest rate swap agreements. These interest rate swap agreements are designated and qualify as cash flow hedges or fair value hedges.

AGFC uses interest rate swap agreements to limit our exposure to market interest rate risk in the funding of our operations. Most of our swaps synthetically convert certain short-term or floating-rate debt to a long-term fixed-rate. The synthetic long-term fixed rates achieved through interest rate swap agreements are slightly lower than could have been achieved by issuing comparable long-term fixed-rate debt. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. As an alternative to funding without these derivative financial instruments, AGFC's interest rate swap agreements did not have a material effect on the Company's other revenues, interest expense, or net income in any of the three years ended December 31, 2002.

Notional amounts and weighted average receive and pay rates were as follows:

                                           At or for the
                                      Years Ended December 31,
                                 2002           2001           2000
                                       (dollars in thousands)

Notional amount                $2,940,000    $2,500,000    $2,450,000

Weighted average receive rate       2.28%         2.06%         6.72%
Weighted average pay rate           5.24%         6.58%         6.71%

Notional amount maturities and the respective weighted average interest rates at December 31, 2002 were as follows:

                Notional       Weighted Average
                 Amount         Interest Rate
              (dollars in
               thousands)

2003           $  445,000           7.86%
2004              920,000           6.05
2005              525,000           5.25
2006              100,000           7.03
2007              750,000           2.36
2008              200,000           5.50

Total          $2,940,000           5.24%


Changes in the notional amounts of interest rate swap agreements were as follows:

                                      Years Ended December 31,
                                  2002          2001          2000
                                       (dollars in thousands)

Balance at beginning of year   $2,500,000    $2,450,000    $1,295,000
New contracts                   1,050,000       320,000     1,380,000
Expired contracts                (610,000)     (270,000)     (225,000)

Balance at end of year         $2,940,000    $2,500,000    $2,450,000


AGFC is exposed to credit risk in the event of non-performance by counterparties to derivative financial instruments. AGFC limits this exposure by entering into agreements with counterparties having high credit ratings and by basing the amounts and terms of these agreements on their credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. At December 31, 2002, AGFC had notional amounts of $1.1 billion in interest rate swap agreements with a highly-rated AIG affiliate.

AGFC's credit exposure on derivative financial instruments is limited to the fair value of the agreements that are favorable to the Company. At December 31, 2002, the interest rate swap agreements were recorded at fair value of $137.7 million in other liabilities. AGFC does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the Company's consolidated results of operations and financial position.

AGFC's exposure to market risk is mitigated by the offsetting effects of changes in the value of the agreements and of the related debt being hedged. During 2002, we reported an immaterial amount of ineffectiveness in other revenues. At December 31, 2002, we expect to reclassify $70.3 million of net realized losses on interest rate swap agreements from accumulated other comprehensive income to income during the next twelve months.

Note 13.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

                                                 December 31,
                                             2002            2001
                                            (dollars in thousands)

Finance receivable related:
  Unearned premium reserves                $187,631        $209,670
  Benefit reserves                           14,520          10,421
  Claim reserves                             35,823          35,305

  Subtotal                                  237,974         255,396

Non-finance receivable related:
  Benefit reserves                          212,702         218,840
  Claim reserves                             21,672          21,352

  Subtotal                                  234,374         240,192

Total                                      $472,348        $495,588


Our insurance subsidiaries enter into reinsurance agreements among themselves and with other insurers, including affiliated insurance companies. Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

                                                 December 31,
                                             2002            2001
                                            (dollars in thousands)

Affiliated insurance companies             $ 64,387        $ 73,446
Non-affiliated insurance companies           48,227          40,559

Total                                      $112,614        $114,005


Our insurance subsidiaries' business reinsured to others was not significant during any of the last three years.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by each insurance company's state of domicile. These are comprehensive bases of accounting other than GAAP.

Reconciliations of statutory net income to GAAP net income were as follows:

                                           Years Ended December 31,
                                          2002       2001      2000
                                            (dollars in thousands)

Statutory net income                    $78,149    $87,632    $58,027

Change in deferred policy
  acquisition costs                      (8,678)    (7,561)    12,650
Reserve changes                           2,919       (669)    19,298
Deferred income tax benefit (charge)      8,299      1,512     (6,599)
Amortization of interest
  maintenance reserve                    (1,456)    (2,322)      (710)
Goodwill amortization                      -          (458)      (458)
Other, net                               (5,623)    (5,500)    (2,263)

GAAP net income                         $73,610    $72,634    $79,945


Reconciliations of statutory equity to GAAP equity were as follows:

                                                 December 31,
                                             2002            2001
                                            (dollars in thousands)

Statutory equity                           $734,146        $664,461

Deferred policy acquisition costs            66,018          76,043
Reserve changes                              84,119          83,001
Net unrealized gains                         46,119           9,479
Goodwill                                     13,794          13,794
Decrease in carrying value
  of affiliates                             (24,932)        (20,708)
Asset valuation reserve                      17,134          15,685
Deferred income taxes                       (36,074)        (28,670)
Interest maintenance reserve                 (1,985)          6,766
Other, net                                   26,100           7,186

GAAP equity                                $924,439        $827,037

Note 14.  Other Liabilities

Components of other liabilities were as follows:

                                               December 31,
                                           2002            2001
                                          (dollars in thousands)

Interest rate swap agreements fair
  values                                 $137,682        $103,867
Uncashed checks, reclassified from
  cash                                    113,402         119,054
Accrued interest                          104,553         121,771
Salary and benefit liabilities             18,699          32,395
Other                                      79,151          64,193

Total                                    $453,487        $441,280


The decrease in salary and benefit liabilities reflected AIG's assumption of certain benefit obligations totaling $12.9 million effective December 31, 2002.



Note 15.  Capital Stock

AGFC has two classes of authorized capital stock: special shares and common shares. AGFC may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance. Par value, shares authorized, and shares issued and outstanding at December 31, 2002 and 2001 were as follows:
                                                      Shares
                                              Issued and Outstanding
                       Par       Shares            December 31,
                      Value    Authorized      2002            2001

Special Shares          -      25,000,000          -             -
Common Shares         $0.50    25,000,000    10,160,012    10,160,012

Note 16.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

                                               December 31,
                                           2002            2001
                                          (dollars in thousands)

Net unrealized losses on interest
  rate swaps                             $ (98,904)     $ (67,513)
Net unrealized gains on investment
  securities                                29,966          6,174
Net unrealized losses on minimum
  pension liability                           -              (348)

Accumulated other comprehensive loss     $ (68,938)     $ (61,687)



Note 17.  Retained Earnings

State laws restrict the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 2002, the maximum amount of dividends which our insurance subsidiaries may pay in 2003 without prior approval was $85.6 million. At December 31, 2002, our insurance subsidiaries had statutory capital and surplus of $734.1 million. Merit Life Insurance Co. (Merit), a wholly owned subsidiary of AGFC, had $52.7 million of accumulated earnings at December 31, 2002 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 2002, the federal income tax would approximate $18.4 million.

Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision contained in these agreements, $642.1 million of the retained earnings of AGFC was free from restriction at December 31, 2002.



Note 18.  Other Charges

In September 2001, we recorded one-time charges totaling $58.0 million ($37.7 million aftertax), resulting from AIG's and the Company's joint assessment of the business environment and post-business combination plans. These charges recognized that certain assets had no future economic benefit or ability to generate future revenues. These costs included an asset impairment charge related to customer relationships intangibles that resulted from a previous business acquisition. Also included were certain adjustments associated with conforming the Company's balances to AIG's accounting policies and methodologies, as well as an increase in the allowance for finance receivable losses to reflect AIG's and the Company's assumptions about the business environment.

Note 19.  Income Taxes

For the period August 30, 2001 to December 31, 2001 and the year 2002, the life insurance subsidiaries of AGFC file separate federal income tax returns. AGFC and all other AGFC subsidiaries file a consolidated federal income tax return with AIG. We provide federal income taxes as if AGFC and the other AGFC subsidiaries file separate tax returns and pay AIG accordingly under a tax sharing agreement.

For the year 2000 and the period January 1, 2001 to August 29, 2001, AGFC and all of its subsidiaries were included in a federal income tax return with AGFI's then parent company and the majority of its subsidiaries. We provided federal income taxes as if AGFC and other AGFC subsidiaries filed separate tax returns and paid AGFI's then parent company accordingly under a tax sharing agreement.

Components of provision for income taxes were as follows:

                                        Years Ended December 31,
                                     2002         2001         2000
                                         (dollars in thousands)
Federal:
  Current                          $199,217     $163,940     $133,277
  Deferred                          (61,156)     (28,436)       5,828
Total federal                       138,061      135,504      139,105
State                                 8,714        5,922        9,568

Total                              $146,775     $141,426     $148,673


Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

                                         Years Ended December 31,
                                      2002         2001         2000

Statutory federal income tax rate    35.00%       35.00%       35.00%

Contingency reduction                (6.04)         -            -
State income taxes                    1.11          .98         1.52
Amortization of goodwill               -            .57          .55
Nontaxable investment income          (.64)        (.89)        (.81)
Other, net                             .15          .22          .11

Effective income tax rate            29.58%       35.88%       36.37%


During fourth quarter 2002, we reduced the provision for income taxes by $30.0 million resulting from a favorable settlement of income tax audit issues. This decreased the effective income tax rate for 2002.

The Internal Revenue Service (IRS) has completed examinations of AIG's tax returns through 1990. The IRS has also completed examinations of AGFI's previous parent company's tax returns through 1999.

Components of deferred tax assets and liabilities were as follows:

                                                December 31,
                                            2002            2001
                                           (dollars in thousands)
Deferred tax assets:
  Allowance for finance receivable
    losses                                $142,386        $ 99,900
  Interest rate swap agreements             32,014          36,354
  Deferred insurance commissions             4,054           8,254
  Other                                     15,981          11,645

Total                                      194,435         156,153

Deferred tax liabilities:
  Loan origination costs                    16,199          16,039
  Insurance reserves                        (2,321)          8,582
  Fixed assets                               6,227           5,281
  Other                                     30,917          43,075

Total                                       51,022          72,977

Net deferred tax assets                   $143,413        $ 83,176


State net operating loss (NOL) carryforwards were $593.8 million at December 31, 2001 and expired in 2002. These carryforwards resulted from a 1995 state audit of a return and the state's acceptance of an amended return. The valuation allowance relating to the state NOL carryforwards totaled $43.5 million at December 31, 2001.



Note 20.  Lease Commitments, Rent Expense and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

                            Lease Commitments
                         (dollars in thousands)

2003                            $ 46,783
2004                              35,866
2005                              25,098
2006                              11,651
2007                               6,127
subsequent to 2007                16,628

Total                           $142,153

Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 2002. Rental expense totaled $53.1 million in 2002, $50.6 million in 2001, and $48.9 million in 2000.

AGFC and certain of its subsidiaries are parties to various lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions, such as Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.



Note 21.  Consolidated Statements of Cash Flows

Supplemental disclosure of certain cash flow information was as follows:

                                        Years Ended December 31,
                                     2002         2001         2000
                                         (dollars in thousands)

Interest paid                      $542,190     $634,439     $667,572
Income taxes paid                   259,289       99,096       68,580


AGFC received a non-cash capital contribution from its parent of $7.3 million in fourth quarter 2002 reflecting AIG's assumption of certain benefit obligations effective January 1, 2002. See Note 22. for further information on the Company's benefit plans.



Note 22.  Benefit Plans

Effective January 1, 2002, the Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans, and a 401(k) plan.

AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 2002 by $428.5 million.

Prior to January 1, 2002, the Company's employees participated in AGFI's then parent company's benefit plans. AGFI accounted for its participation in these plans as if it had its own plans. Because net plan assets were not calculated separately for the Company, the remaining information in this Note 22. was for AGFI.

AGFI's portion of the retirement plans' funded status was as follows:

                                                December 31,
                                            2001            2000
                                           (dollars in thousands)

Projected benefit obligation              $123,648        $ 99,622
Plan assets at fair value                   95,030         112,194
Plan assets (less than) in excess
  of projected benefit obligation          (28,618)         12,572
Other unrecognized items, net               27,660         (10,615)

(Accrued) prepaid pension expense         $   (958)       $  1,957


Components of pension expense were as follows:

                                          Years Ended December 31,
                                            2001            2000
                                           (dollars in thousands)

Service cost                              $  3,849         $ 3,914
Interest cost                                8,245           7,488
Expected return on plan assets             (10,283)        (10,061)
Net amortization and deferral                  260             199

Pension expense                           $  2,071         $ 1,540


Additional assumptions concerning the determination of pension expense were as follows:

                                          Years Ended December 31,
                                            2001            2000

Weighted average discount rate              7.25%            8.00%
Expected long-term rate of
  return on plan assets                     10.35           10.35
Rate of increase in
  compensation levels                        4.25            4.50


The accrued liability for postretirement benefits was $6.2 million at December 31, 2001. These liabilities were discounted at the same rates used for the pension plans. Postretirement benefit expense totaled $.8 million in 2001 and 2000.

Note 23.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance segment makes home equity loans, originates secured and unsecured consumer loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase private label receivables originated by a non-subsidiary affiliate of ours, under a participation agreement. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also offer credit and non-credit insurance to our consumer finance customers. The insurance segment writes and assumes credit and non-credit insurance through products that are offered principally by the consumer finance segment.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 2., except for the following:

     * segment finance charge revenues are not reduced for the amortization of the deferred origination costs;
     * segment operating expenses are not reduced for the deferral of origination costs (segment operating expenses for 2001 also excluded the amortization of goodwill);
     * segment finance receivables exclude deferred origination costs; and
     * segment investment revenues exclude realized gains and losses and certain investment expenses.

Intersegment sales and transfers are intended to approximate the amounts segments would earn if dealing with independent third parties.

The following tables display information about the Company's segments as well as reconciliations of the segment totals to the consolidated financial statement amounts. The adjustments in the reconciliations include the following:

     * amortization of deferred origination costs, realized gains (losses) on investments, and certain investment expenses for revenues;
     *  releveraging of debt for interest expense;
     * redistribution of amounts provided for the allowance for finance receivable losses for provision for finance receivable losses;
     * realized gains (losses) and certain other investment revenue, interest expense due to releveraging of debt, provision for finance receivable losses due to redistribution of amounts provided for the allowance for finance receivable losses, and pension expense (2001 and 2000 also included the amortization of goodwill) for pretax income; and
     * goodwill, deferred origination costs, other assets, and corporate assets that are not considered pertinent to determining segment performance for assets. Corporate assets include cash, prepaid expenses, deferred charges, and fixed assets.

At or for the year ended December 31, 2002:

                            Consumer                          Total
                            Finance         Insurance       Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges        $ 1,762,193     $      -       $ 1,762,193
    Insurance                      994         190,236        191,230
    Other                      (16,557)         87,746         71,189
  Intercompany                  78,086         (75,869)         2,217
Interest expense               500,187            -           500,187
Provision for finance
  receivable losses            297,629            -           297,629
Pretax income                  458,850          84,436        543,286
Assets                      13,209,012       1,320,844     14,529,856


At or for the year ended December 31, 2001:

                            Consumer                          Total
                            Finance         Insurance       Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges        $ 1,747,282     $      -       $ 1,747,282
    Insurance                    1,111         194,282        195,393
    Other                      (11,356)         91,134         79,778
  Intercompany                  79,265         (77,000)         2,265
Interest expense               571,346            -           571,346
Provision for finance
  receivable losses            283,402            -           283,402
Pretax income                  359,196          86,418        445,614
Assets                      11,321,030       1,261,589     12,582,619


At or for the year ended December 31, 2000:

                            Consumer                          Total
                            Finance         Insurance       Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges        $ 1,652,677     $      -       $ 1,652,677
    Insurance                    1,129         195,112        196,241
    Other                       (8,505)         89,086         80,581
  Intercompany                  75,806         (73,641)         2,165
Interest expense               605,746            -           605,746
Provision for finance
  receivable losses            201,838            -           201,838
Pretax income                  392,127          90,524        482,651
Assets                      11,018,563       1,220,235     12,238,798

Reconciliations of segment totals to consolidated financial statement amounts were as follows:

                                           At or for the
                                      Years Ended December 31,
                                 2002          2001           2000
                                       (dollars in thousands)
Revenues

Segments                      $ 2,026,829   $ 2,024,718   $ 1,931,664
Corporate                          14,474         2,962        21,535
Adjustments                       (60,329)      (52,144)      (50,373)

Consolidated revenue          $ 1,980,974   $ 1,975,536   $ 1,902,826


Interest Expense

Segments                      $   500,187   $   571,346   $   605,746
Corporate                          46,109        40,492        50,615
Adjustments                         7,581         8,649        21,011

Consolidated interest
  expense                     $   553,877   $   620,487   $   677,372


Provision for Finance
  Receivable Losses

Segments                      $   297,629   $   283,402   $   201,838
Corporate                          (1,259)          594           898
Adjustments                            (5)          739          (275)

Consolidated provision for
  finance receivable losses   $   296,365   $   284,735   $   202,461


Pretax Income

Segments                      $   543,286   $   445,614   $   482,651
Corporate                         (34,919)      (37,994)      (45,513)
Adjustments                       (12,097)      (13,403)      (28,335)

Consolidated pretax income    $   496,270   $   394,217   $   408,803


Assets

Segments                      $14,529,856   $12,582,619   $12,238,798
Corporate                         698,267       685,330       750,143
Adjustments                       172,599       179,677       204,212

Consolidated assets           $15,400,722   $13,447,626   $13,193,153

Note 24.  Interim Financial Information (Unaudited)

Our quarterly statements of income for 2002 and 2001 were as follows:

                                              2002 Quarter Ended
                                   Dec. 31,   Sep. 30,   June 30,   Mar. 31,
                                            (dollars in thousands)
Revenues
  Finance charges                  $434,786   $417,476   $412,979   $413,682
  Insurance                          49,841     47,839     48,050     45,500
  Other                              27,213     25,484     27,931     30,193
Total revenues                      511,840    490,799    488,960    489,375

Expenses
  Interest expense                  146,297    134,494    137,134    135,952
  Operating expenses                135,804    136,762    137,797    140,824
  Provision for finance
    receivable losses                86,187     69,482     71,099     69,597
  Insurance losses and loss
    adjustment expenses              22,281     19,201     19,811     21,982
Total expenses                      390,569    359,939    365,841    368,355

Income before provision for
  income taxes                      121,271    130,860    123,119    121,020

Provision for Income Taxes           13,300     46,576     43,832     43,067

Net Income                         $107,971   $ 84,284   $ 79,287   $ 77,953



                                              2001 Quarter Ended
                                   Dec. 31,   Sep. 30,   June 30,   Mar. 31,
                                            (dollars in thousands)
Revenues
  Finance charges                  $419,745   $420,974   $418,984   $408,910
  Insurance                          48,798     48,314     50,203     48,078
  Other                              28,731     26,885     25,059     30,855
Total revenues                      497,274    496,173    494,246    487,843

Expenses
  Interest expense                  142,653    153,630    156,966    167,238
  Operating expenses                125,805    136,160    136,094    131,907
  Provision for finance
    receivable losses                93,815     64,860     67,356     58,704
  Insurance losses and loss
    adjustment expenses              22,413     21,462     20,978     23,258
  Other charges                        -        58,020       -          -
Total expenses                      384,686    434,132    381,394    381,107

Income before provision for
  income taxes                      112,588     62,041    112,852    106,736

Provision for Income Taxes           40,202     21,965     40,698     38,561

Net Income                         $ 72,386   $ 40,076   $ 72,154   $ 68,175

Note 25.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. The reader should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted and do not include the value associated with all of the Company's assets and liabilities.

                              December 31, 2002         December 31, 2001
                           Carrying          Fair    Carrying          Fair
                            Value           Value     Value           Value
                                         (dollars in thousands)
Assets

Net finance receivables,
  less allowance for
  finance receivable
  losses                  $13,120,670  $13,164,367  $11,279,720  $10,904,950
Investment securities       1,227,156    1,227,156    1,142,186    1,142,186
Cash and cash equivalents     144,565      144,565      175,492      175,492


Liabilities

Long-term debt              9,566,256    9,849,447    6,300,171    6,468,550
Commercial paper            3,061,141    3,061,141    4,578,637    4,578,637
Interest rate swap
  agreements                  137,682      137,682      103,867      103,867


Off-Balance Sheet Financial
  Instruments

Unused customer credit
  limits                         -            -            -            -
Limited partnership commitments  -          26,110         -          27,545



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


Unused Customer Credit Limits

The unused credit limits available to the customers of the non-subsidiary affiliate that sells private label receivables to the Company under a participation agreement and to the Company's customers have no fair value. The interest rates charged on these facilities can be changed at the affiliate's discretion for private label, or are adjustable and reprice frequently for loan and retail revolving lines of credit. These amounts, in part or in total, can be cancelled at the discretion of the affiliate and the Company.


Limited Partnership Commitments

The fair values of limited partnership commitments equal the commitment amounts since the partnership may call these commitments on demand.

Note 26.  Subsequent Event

During fourth quarter 2002, AGFI entered into a definitive agreement to acquire Wilmington Finance, Inc. (WFI), a majority owned subsidiary of WSFS Financial Corporation. WFI is an originator and seller of residential mortgage loans. The agreement allows the investment to be purchased by any affiliate of AGFI. WFI became an indirect subsidiary of AGFC. The transaction closed effective January 1, 2003 at a purchase price of $117.1 million.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


As previously reported in AGFC's Current Report on Form 8-K dated April 22, 2002, the Company changed independent auditors effective with the year beginning January 1, 2002. There were no disagreements, as defined in Securities and Exchange Commission rules, between the Company and its previous independent auditors.

                               PART III


Item 14.  Controls and Procedures


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this annual report on Form 10-K are as follows:

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

(b)  Changes in internal control

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's most recent evaluation, including any corrective actions with regard to any significant deficiencies and material weaknesses.

                                PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance Corporation and subsidiaries are included in Item 8:

          Consolidated Balance Sheets, December 31, 2002 and 2001

          Consolidated Statements of Income, years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Shareholder's Equity, years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Cash Flows, years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Comprehensive Income, years ended December 31, 2002, 2001, and 2000

          Notes to Consolidated Financial Statements

     Schedule I--Condensed Financial Information of Registrant is included in Item 15(d).

     All other financial statement schedules have been omitted because they are inapplicable.

     (3)  Exhibits:

          Exhibits are listed in the Exhibit Index beginning on page
          98 herein.

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated November 14, 2002 with respect to the issuance from time to time of up to $5.75 billion aggregate principal amount of our Medium-Term Notes, Series H.

     Current Report on Form 8-K dated November 15, 2002 with respect to the authorization for issuance of $75.0 million aggregate principal amount of our 4.411% Senior Notes due November 30, 2007.

(c)  Exhibits

     The exhibits required to be included in this portion of Item 15. are submitted as a separate section of this report.

Item 15(d).


Schedule I - Condensed Financial Information of Registrant


                 American General Finance Corporation
                       Condensed Balance Sheets




                                                         December 31,
                                                     2002            2001
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Loans                                           $ 1,229,165    $ 1,179,043
  Retail sales finance                                124,103        120,589

Net finance receivables                             1,353,268      1,299,632
Allowance for finance receivable losses               (28,285)       (22,594)
Net finance receivables, less allowance
  for finance receivable losses                     1,324,983      1,277,038

Cash and cash equivalents                              90,125        111,300
Investment in subsidiaries                          1,841,831      1,565,638
Receivable from parent and affiliates              12,685,484     10,465,283
Notes receivable from parent and
  subsidiaries                                        269,240        267,656
Other assets                                          380,381        119,233

Total assets                                      $16,592,044    $13,806,148


Liabilities and Shareholder's Equity

Long-term debt, 1.48% - 8.45%
  due 2003 - 2012                                 $ 9,566,256    $ 6,295,715
Short-term notes payable:
  Commercial paper                                  2,938,221      4,439,367
  Notes payable to subsidiaries                     1,900,899      1,152,052
Other liabilities                                     376,740        373,087

Total liabilities                                  14,782,116     12,260,221

Shareholder's equity:
  Common stock                                          5,080          5,080
  Additional paid-in capital                          951,175        877,526
  Other equity                                        (68,938)       (61,687)
  Retained earnings                                   922,611        725,008

Total shareholder's equity                          1,809,928      1,545,927

Total liabilities and shareholder's equity        $16,592,044    $13,806,148




See Notes to Condensed Financial Statements.

                 American General Finance Corporation
                    Condensed Statements of Income




                                               Years Ended December 31,
                                             2002        2001        2000
                                                (dollars in thousands)

Revenues
  Interest received from affiliates       $  926,377  $1,005,246  $1,036,734
  Dividends received from subsidiaries        73,035     104,896      57,116
  Finance charges                             18,470      18,583      17,135
  Other                                          245         285         298

Total revenues                             1,018,127   1,129,010   1,111,283

Expenses
  Interest expense                           639,775     685,899     753,627
  Operating expenses                           2,350       2,555       5,517
  Other charges                                 -         13,020        -

Total expenses                               642,125     701,474     759,144

Income before income taxes and equity
  in undistributed (overdistributed)
  net income of subsidiaries                 376,002     427,536     352,139

Provision for Income Taxes                    76,038     113,042     103,376

Income before equity in undistributed
  (overdistributed) net income of
  subsidiaries                               299,964     314,494     248,763

Equity in Undistributed (Overdistributed)
  Net Income of Subsidiaries                  49,531     (61,703)     11,367

Net Income                                $  349,495  $  252,791  $  260,130




See Notes to Condensed Financial Statements.


                    American General Finance Corporation
                     Condensed Statements of Cash Flows



                                                     Years Ended December 31,
                                                   2002        2001        2000
                                                      (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                      $  349,495  $  252,791  $  260,130
Reconciling adjustments:
  Equity in (undistributed) overdistributed
    net income of subsidiaries                     (49,531)     61,703     (11,367)
  Change in other assets and other liabilities     (23,565)     24,709       6,503
  Change in taxes receivable and payable          (102,548)     22,111      66,036
  Other charges                                       -         13,020        -
  Other, net                                        (3,292)     (4,788)     (5,150)
Net cash provided by operating activities          170,559     369,546     316,152

Cash Flows from Investing Activities
  Finance receivables originated or purchased
    from subsidiaries                           (1,163,968) (1,359,156) (1,111,099)
  Principal collections on finance receivables      97,718      93,176      75,116
  Finance receivables sold to subsidiaries       1,040,335   1,251,525     796,651
  Capital contributions to subsidiaries,
    net of return of capital                      (202,869)    (51,725)     (9,709)
  Change in receivable from parent
    and affiliates                              (2,362,835)   (478,562)   (424,410)
  Other, net                                       (10,802)       (310)        (49)
Net cash used for investing activities          (2,602,421)   (545,052)   (673,500)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt       4,638,983   1,892,820   1,240,329
  Repayment of long-term debt                   (1,389,258) (1,263,325) (1,285,517)
  Change in commercial paper                    (1,501,146)   (252,400)    636,176
  Change in notes receivable or payable
    with parent and subsidiaries                   747,263     255,190     (40,403)
  Capital contributions from parent                 66,737        -           -
  Dividends paid                                  (151,892)   (428,855)   (185,117)
Net cash provided by financing activities        2,410,687     203,430     365,468

(Decrease) increase in cash and cash equivalents   (21,175)     27,924       8,120
Cash and cash equivalents at beginning of year     111,300      83,376      75,256
Cash and cash equivalents at end of year        $   90,125  $  111,300  $   83,376


<F1>
See Notes to Condensed Financial Statements.

                 American General Finance Corporation
                Notes to Condensed Financial Statements
                           December 31, 2002




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



Note 3.  Long-Term Debt

Long-term debt maturities for the five years after December 31, 2002, were as follows: 2003, $1.6 billion; 2004, $2.1 billion; 2005, $1.5 billion; 2006, $1.3 billion; and 2007, $1.4 billion.



Note 4.  Other Charges

In September 2001, AGFC recorded one-time charges totaling $13.0 million ($8.5 million aftertax), resulting from AIG's and AGFC's joint assessment of the business environment and post-business combination plans. These charges recognized that certain assets had no future economic benefit or ability to generate future revenues. These costs included an asset impairment charge related to customer relationships that resulted from a previous business acquisition.



Note 5.  Subsidiary Debt Guarantee

AGFC guarantees the short-term notes payable, consisting of commercial paper and bank borrowings, of CommoLoCo, Inc., AGFC's consumer financial services subsidiary that conducts business in Puerto Rico and the U.S. Virgin Islands. These short-term notes payable partially fund CommoLoCo, Inc.'s operations and totaled $122.9 million at December 31, 2002 and $139.2 million at December 31, 2001. AGFC would be required to repay this debt if CommoLoCo, Inc.'s cash flows from operations and new debt issuances become inadequate.

                              Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2003.

                                  AMERICAN GENERAL FINANCE CORPORATION


                                  By: /s/  Donald R. Breivogel, Jr.
                                           Donald R. Breivogel, Jr.
                                  (Senior Vice President and Chief
                                   Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2003.



Frederick W. Geissinger*            Robert A. Cole*
Frederick W. Geissinger             Robert A. Cole
(President and Chief Executive      (Director)
 Officer and Director -
 Principal Executive Officer)
                                    William N. Dooley*
                                    William N. Dooley
/s/  Donald R. Breivogel, Jr.       (Director)
     Donald R. Breivogel, Jr.
(Senior Vice President and
 Chief Financial Officer -          Jerry L. Gilpin*
 Principal Financial Officer)       Jerry L. Gilpin
                                    (Director)

George W. Schmidt*
George W. Schmidt                   Ben D. Hendrix*
(Vice President, Controller,        Ben D. Hendrix
 and Assistant Secretary -          (Director)
 Principal Accounting Officer)

                                    *By: /s/  Donald R. Breivogel, Jr.
Stephen L. Blake*                             Donald R. Breivogel, Jr.
Stephen L. Blake                    (Attorney-in-fact)
(Director)

                            Certifications


I, Frederick W. Geissinger, President and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of American
     General Finance Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
         Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003


/s/  Frederick W. Geissinger
     Frederick W. Geissinger
President and Chief Executive
  Officer

                            Certifications


I, Donald R. Breivogel, Jr., Senior Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of American
     General Finance Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
         Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003


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

(4) a. The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company's long-term debt and our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2002 under the following Indenture exceeds 10% of the Company's total assets on a consolidated basis:

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

(12)    Computation of ratio of earnings to fixed charges

(23)(a)	Consent of PricewaterhouseCoopers LLP, Independent Accountants

(23)(b)	Consent of Ernst & Young LLP, Independent Auditors

(24)    Power of Attorney