Form 10-Q
period 2004-06-30
AMERICAN GENERAL FINANCE CORP
filed 2004-08-03
CIK 25598

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2004

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

At August 3, 2004, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

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

The following reports are available free of charge on our Internet website www.agfinance.com as soon as reasonably practicable after they are filed with or furnished to the SEC:

     *  our 2004 Current Reports on Form 8-K, if any;
     *  our 2004 Quarterly Reports on Form 10-Q; and
     *  our Annual Report on Form 10-K for the year ended December 31,
        2003.

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

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                                2004       2003        2004           2003
                                        (dollars in thousands)

Revenues
  Finance charges             $468,482   $423,435    $  916,580   $  854,097
  Insurance                     43,679     42,672        89,380       88,380
  Other:
    Service fee income from
      a non-subsidiary
      affiliate                 40,716        491        76,333        1,059
    Miscellaneous               34,161     88,083        67,589      132,701

Total revenues                 587,038    554,681     1,149,882    1,076,237

Expenses
  Interest expense             144,797    134,615       280,353      276,444
  Operating expenses:
    Salaries and benefits      124,517    100,290       242,782      197,624
    Other operating expenses    70,929     69,553       140,728      132,673
  Provision for finance
    receivable losses           64,089     74,655       122,266      144,106
  Insurance losses and loss
    adjustment expenses         18,000     15,160        39,127       35,549

Total expenses                 422,332    394,273       825,256      786,396

Income before provision for
  income taxes                 164,706    160,408       324,626      289,841

Provision for Income Taxes      59,931     57,983       117,984      103,579


Net Income                    $104,775   $102,425    $  206,642   $  186,262




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets



                                                   June 30,     December 31,
                                                     2004            2003
                                                  (Unaudited)
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                               $13,335,820    $10,657,742
  Non-real estate loans                             2,921,876      2,877,825
  Retail sales finance                              1,230,563      1,302,922

Net finance receivables                            17,488,259     14,838,489
Allowance for finance receivable losses              (445,679)      (455,402)
Net finance receivables, less allowance
  for finance receivable losses                    17,042,580     14,383,087

Investment securities                               1,296,774      1,307,472
Cash and cash equivalents                             197,869        136,223
Notes receivable from parent                          297,517        276,666
Other assets                                          662,135        667,693

Total assets                                      $19,496,875    $16,771,141


Liabilities and Shareholder's Equity

Long-term debt                                    $12,883,794    $10,686,887
Short-term debt                                     3,297,039      3,184,529
Insurance claims and policyholder
  liabilities                                         428,350        438,362
Other liabilities                                     443,978        372,416
Accrued taxes                                          76,491         37,518

Total liabilities                                  17,129,652     14,719,712

Shareholder's equity:
  Common stock                                          5,080          5,080
  Additional paid-in capital                        1,054,175        951,175
  Accumulated other comprehensive loss                 (8,793)       (14,947)
  Retained earnings                                 1,316,761      1,110,121

Total shareholder's equity                          2,367,223      2,051,429

Total liabilities and shareholder's equity        $19,496,875    $16,771,141




See Notes to Condensed Consolidated Financial Statements.

            AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                        Six Months Ended
                                                            June 30,
                                                       2004          2003
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  206,642    $  186,262
Reconciling adjustments:
  Provision for finance receivable losses              122,266       144,106
  Depreciation and amortization                         84,945        94,247
  Deferral of finance receivable origination
    costs                                              (39,490)      (31,597)
  Deferred income tax charge                             2,420           285
  Origination of real estate loans held for sale       (60,261)   (1,417,697)
  Sales and principal collections of real estate
    loans held for sale                                 74,407     1,280,593
  Net gain on sale of finance receivables to
    AGFI subsidiary for securitization                    -          (20,661)
  Change in other assets and other liabilities         129,838        (6,009)
  Change in insurance claims and policyholder
    liabilities                                        (10,012)      (22,497)
  Change in taxes receivable and payable                 2,452         4,567
  Other, net                                            (4,273)        8,648
  Net cash provided by operating activities            508,934       220,247

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (6,355,450)   (3,760,694)
  Principal collections on finance receivables       3,569,182     3,359,436
  Sale of finance receivables to AGFI subsidiary
    for securitization                                    -          284,731
  Acquisition of Wilmington Finance, Inc.                 -          (93,189)
  Investment securities purchased                     (357,506)     (294,558)
  Investment securities called and sold                326,050       244,236
  Investment securities matured                          6,100        13,800
  Change in notes receivable from parent               (20,851)        2,895
  Change in premiums on finance receivables
    purchased and deferred charges                     (11,878)        6,852
  Other, net                                            (6,951)       (7,158)
Net cash used for investing activities              (2,851,304)     (243,649)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           2,871,508       918,995
  Repayment of long-term debt                         (683,002)   (1,175,650)
  Change in short-term debt                            112,510       518,231
  Capital contribution from parent                     103,000          -
  Dividends paid                                          -         (119,676)
Net cash provided by financing activities            2,404,016       141,900

Increase in cash and cash equivalents                   61,646       118,498
Cash and cash equivalents at beginning of period       136,223       144,565
Cash and cash equivalents at end of period          $  197,869    $  263,063




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2004        2003        2004       2003
                                           (dollars in thousands)


Net income                       $104,775    $102,425    $206,642   $186,262

Other comprehensive (loss) gain:

  Net unrealized (losses) gains:
    Investment securities         (52,972)     26,617     (37,285)    30,928
    Interest rate swaps            23,569     (13,328)     15,776    (21,609)

  Income tax effect:
    Investment securities          18,541      (9,315)     13,050    (10,814)
    Interest rate swaps            (8,249)      4,663      (5,521)     7,562

  Net unrealized (losses) gains,
    net of tax                    (19,111)      8,637     (13,980)     6,067

  Reclassification adjustments
    for realized losses (gains)
    included in net income:
      Investment securities           932        (554)        163      2,298
      Interest rate swaps          15,224      20,288      30,813     42,118

  Income tax effect:
    Investment securities            (326)        194         (57)      (804)
    Interest rate swaps            (5,329)     (7,100)    (10,785)   (14,741)

  Realized losses included in
    net income, net of tax         10,501      12,828      20,134     28,871

Other comprehensive (loss) gain,
  net of tax                       (8,610)     21,465       6,154     34,938


Comprehensive income             $ 96,165    $123,890    $212,796   $221,200




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                               June 30, 2004



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

We made all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of the Company's condensed consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. To conform to the 2004 presentation, we reclassified certain items in the prior period.



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

Note 3.  Accounting Change

In December 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP 03-3) "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. In addition, SOP 03-3 should be applied prospectively for fiscal years beginning after December 15, 2004 for decreases in cash flows expected to be collected on loans acquired in fiscal years beginning on or before December 15, 2004. The AcSEC has encouraged early adoption of SOP 03-3 by affected companies. We are currently in the process of determining our date of adoption and the effect it will have on our results of operations and financial position in future periods.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

                                              June 30, 2004
                              Real         Non-real      Retail
                             Estate         Estate        Sales
                              Loans          Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables           $13,271,691  $3,232,925  $1,349,716  $17,854,332
Unearned finance charges
  and points and fees          (127,375)   (379,084)   (130,802)    (637,261)
Accrued finance charges          87,480      36,863      11,727      136,070
Deferred origination costs       26,130      27,387        -          53,517
Premiums, net of discounts       77,894       3,785         (78)      81,601

Total                       $13,335,820  $2,921,876  $1,230,563  $17,488,259


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



Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                 2004          2003      2004          2003
                                           (dollars in thousands)

Balance at beginning of period  $445,613    $450,668    $455,402    $453,668
Provision for finance
  receivable losses               64,089      74,655     122,266     144,106
Allowance related to sale of
  finance receivables to AGFI
  subsidiary for securitization     -         (2,705)       -         (2,705)
Charge-offs                      (75,315)    (82,347)   (155,098)   (164,955)
Recoveries                        11,292       9,692      23,109      19,849

Balance at end of period        $445,679    $449,963    $445,679    $449,963

Note 6.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC has generally limited its use of derivative financial instruments to interest rate swap agreements and foreign currency swap agreements. These interest rate swap agreements and foreign currency swap agreements are designated and qualify as cash flow hedges or fair value hedges.

AGFC uses interest rate swap agreements to limit our exposure to market interest rate risk in the funding of our operations. Most of these swaps synthetically convert certain short-term or floating-rate debt to a long-term fixed-rate. The synthetic long-term fixed rates achieved through interest rate swap agreements are slightly lower than the rates that could have been achieved by issuing comparable fixed-rate, long-term debt. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt.

AGFC uses foreign currency swap agreements to limit our exposure to foreign currency risk in the funding of our operations. These swaps synthetically convert debt denominated in a foreign currency to U.S. dollars.

As an alternative to funding without these derivative financial instruments, we would have structured our debt issuances to limit our exposure to market interest rate risk and foreign currency risk. These debt issuances structured without derivative financial instruments would have resulted in an immaterial difference in net income when compared to funding with such instruments. Accordingly, AGFC's interest rate swap agreements and foreign currency swap agreements did not have a material effect on the Company's net income during the six months ended June 30, 2004 or 2003.



Note 7.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

                                           June 30,      December 31,
                                             2004            2003
                                            (dollars in thousands)

Net unrealized losses on interest
  rate swaps                              $(25,303)          $(55,586)
Net unrealized gains on investment
  securities                                16,510             40,639

Total                                     $ (8,793)          $(14,947)

Note 8.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance segment makes home equity loans, originates secured and unsecured consumer loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase, from AIG Federal Savings Bank, a non-subsidiary affiliate, private label receivables under a participation agreement and real estate loans under purchase agreements. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also provide for a fee, marketing, certain origination processing services, and loan servicing for AIG Federal Savings Bank and originate real estate loans through brokers for sale to investors. We offer credit and non-credit insurance products to our eligible consumer finance customers. The insurance segment writes and reinsures credit and non-credit insurance through products that are offered principally by the consumer finance segment.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

For the three months ended June 30, 2004:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $494,570       $   -          $494,570
    Insurance                     188         43,491         43,679
    Other                      41,376         25,440         66,816
  Intercompany                 19,522        (17,641)         1,881
Pretax income                 150,910         25,415        176,325


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

For the six months ended June 30, 2004:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $974,916       $   -          $974,916
    Insurance                     391         88,989         89,380
    Other                      75,433         49,699        125,132
  Intercompany                 40,241        (35,737)         4,504
Pretax income                 302,282         47,563        349,845


For the six months ended June 30, 2003:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $912,774       $   -          $912,774
    Insurance                     445         87,935         88,380
    Other                      50,828         42,926         93,754
  Intercompany                 43,931        (34,881)         9,050
Pretax income                 265,829         42,376        308,205


Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                    (dollars in thousands)
Pretax income:
  Segments               $176,325    $154,122    $349,845    $308,205
  Corporate                (9,938)      5,909     (23,792)     (9,330)
  Adjustments              (1,681)        377      (1,427)     (9,034)

Consolidated pretax
  income                 $164,706    $160,408    $324,626    $289,841


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

The Company's management is responsible for establishing and maintaining an internal control structure and procedures for financial reporting. These systems are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded according to GAAP under management's direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company's employees are subject to AIG's Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In second quarter 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries. We do not allow loans to executive officers. The aforementioned systems include a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company's management, AIG's management, and AIG's internal audit department. We take prompt action to correct control deficiencies and address opportunities to improve the systems. The Company's management assesses any changes to our internal control structure quarterly. Based on these assessments, management has concluded that the internal control structure and the procedures for financial reporting have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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


                    LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and sales of finance receivables for securitizations. AGFC has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

In second quarter 2004, AGFC issued its first foreign currency denominated debt to further diversify its funding sources. The two concurrent issues totaled 1.0 billion Euros ($1.2 billion) in principal amount sold to European investors. We executed financial derivative transactions to effectively convert the related foreign currency exposure into U.S. dollars.

Principal sources and uses of cash were as follows:

                                                Six Months Ended
                                                    June 30,
                                              2004           2003
                                             (dollars in millions)
Principal sources of cash:
  Net issuances of debt                      $2,301.0       $261.6
  Operations                                    508.9        220.2
  Capital contribution                          103.0           -
  Sale of finance receivables to
    AGFI subsidiary for securitization             -         284.7

  Total                                      $2,912.9       $766.5


Principal uses of cash:
  Net originations and purchases
    of finance receivables                   $2,786.3       $401.3
  Dividends paid                                   -         119.7

  Total                                      $2,786.3       $521.0


Net originations and purchases of finance receivables and net issuances of debt increased for the six months ended June 30, 2004 when compared to the same period in 2003 primarily due to increases in WFI-related real estate loan production.

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

Consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and long-term debt in a cost efficient manner. At June 30, 2004, to access the domestic capital markets we had $7.4 billion of long-term debt securities registered under the Securities Act of 1933 that had not yet been issued. Additionally, we believe that we have access to international capital markets, as demonstrated by the Euro offering described above. We also maintain committed bank credit facilities and have the ability to sell a portion of our finance receivables for securitization to provide additional sources of liquidity for needs potentially not met through other funding sources.

Capital Resources
                                              June 30,
                                      2004                2003
                                 Amount  Percent     Amount  Percent
                                        (dollars in millions)

Long-term debt                  $12,883.8     69%   $ 9,331.8     63%
Short-term debt                   3,297.0     18      3,579.4     24

Total debt                       16,180.8     87     12,911.2     87
Equity                            2,367.3     13      1,911.5     13

Total capital                   $18,548.1    100%   $14,822.7    100%

Net finance receivables         $17,488.3           $13,520.0
Debt to equity ratio                6.84x               6.75x
Debt to tangible equity ratio       7.51x               7.45x


Debt to tangible equity is a standard measure of financial risk in the consumer finance industry. Reconciliations of equity to tangible equity were as follows:

                                                  June 30,
                                             2004          2003
                                            (dollars in millions)

Equity                                     $2,367.3      $1,911.5
Goodwill                                     (220.5)       (211.8)
Accumulated other comprehensive loss            8.8          34.0

Tangible equity                            $2,155.6      $1,733.7


Our capital varies primarily with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. AGFC has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount. During second quarter 2004, AGFC received a $103.0 million capital contribution to maintain its leverage due to the significant finance receivable growth during the quarter. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. These agreements have not prevented AGFC from managing its capital to currently targeted leverage of 7.5 to 1.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. Most floating-rate funding is through AGFC sales and refinancing of commercial paper and through AGFC issuances of long-term, floating-rate debt. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. At June 30, 2004, short-term debt included $2.8 billion of commercial paper. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At June 30, 2004, short-term debt included $499.9 million of extendible commercial notes.

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 2004, AGFC had committed credit facilities totaling $3.0 billion, including a facility under which AGFI is an eligible borrower for up to $300 million. On July 15, 2004, $1.5 billion of AGFC's committed credit facilities expiring on that date were resyndicated, and the amount was increased to $1.8 billion, including an increase of AGFI's total eligible borrowing capacity up to $400 million. The annual commitment fees for the facilities are based upon AGFC's long-term credit ratings and averaged 0.07% at June 30, 2004.

At June 30, 2004, AGFC and certain of its subsidiaries also had an uncommitted credit facility totaling $50.0 million which was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility.

There were no amounts outstanding under any facility at June 30, 2004 or June 30, 2003. AGFC does not guarantee any borrowings of AGFI.



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Net income               $104.8        $102.4    $206.6        $186.3
  Amount change          $  2.4        $ 23.1    $ 20.3        $ 29.1
  Percent change             2%           29%       11%           18%

Return on average
  assets                  2.24%         2.59%     2.30%         2.37%
Return on average
  equity                 18.82%        21.12%    19.05%        19.66%
Ratio of earnings to
  fixed charges                                   2.12x         2.01x


See Note 8. of the Notes to Condensed Consolidated Financial
Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Finance charges          $   468.5  $   423.4    $   916.6  $   854.1
  Amount change          $    45.1  $    10.4    $    62.5  $    27.4
  Percent change               11%         3%           7%         3%

Average net receivables  $16,740.6  $13,457.6    $15,982.2  $13,505.7
Yield                       11.24%     12.61%       11.52%     12.73%


Finance charges increased due to the following:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Increase in average
  net receivables        $ 91.7        $ 54.6    $135.4        $114.0
Decrease in yield         (46.6)        (44.2)    (77.0)        (86.6)
Increase in number of
  days                       -             -        4.1            -

Total                    $ 45.1        $ 10.4    $ 62.5        $ 27.4


Average net receivables by type and growth in average net receivables when compared to the same periods for the previous year were as follows:

                                  Three Months Ended June 30,
                                  2004                   2003
                           Amount      Growth     Amount      Growth
                                     (dollars in millions)

Real estate loans         $12,623.3   $3,238.8   $ 9,384.5   $1,782.4
Non-real estate loans       2,894.1       83.3     2,810.8       53.1
Retail sales finance        1,223.2      (39.1)    1,262.3      (54.9)

Total                     $16,740.6   $3,283.0   $13,457.6   $1,780.6

Percent change                             24%                    15%

                                   Six Months Ended June 30,
                                  2004                   2003
                           Amount      Growth     Amount      Growth
                                     (dollars in millions)

Real estate loans         $11,853.9   $2,473.3   $ 9,380.6   $1,840.3
Non-real estate loans       2,880.7       49.6     2,831.1       49.9
Retail sales finance        1,247.6      (46.4)    1,294.0      (56.2)

Total                     $15,982.2   $2,476.5   $13,505.7   $1,834.0

Percent change                             18%                    16%


The historically low interest rate environment contributed to the increases in both originations and liquidations of our real estate loans. Real estate loan production arising from WFI origination services also increased real estate loan originations by $3.9 billion during the last twelve months. Real estate loan acquisitions declined during the last twelve months primarily due to an extremely competitive pricing environment.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

                                    Three Months Ended June 30,
                                     2004                2003
                               Yield     Change     Yield     Change

Real estate loans              8.65%    (105) bp    9.70%    (163) bp
Non-real estate loans         21.15      (19)      21.34      (41)
Retail sales finance          14.60      (22)      14.82        6

Total                         11.24     (137)      12.61     (157)


                                     Six Months Ended June 30,
                                     2004                2003
                               Yield     Change     Yield     Change

Real estate loans              8.82%    (101) bp    9.83%    (152) bp
Non-real estate loans         21.33       (8)      21.41      (43)
Retail sales finance          14.49      (25)      14.74      (10)

Total                         11.52     (121)      12.73     (153)


Yield decreased for the three and six months ended June 30, 2004 when compared to the same periods in 2003 primarily due to a lower real estate loan yield resulting from the low interest rate environment and a higher proportion of average net receivables that are real estate loans.

Insurance Revenues

Insurance revenues were as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Earned premiums          $44.2          $42.1    $88.9          $87.2
Commissions               (0.5)           0.6      0.5            1.2

Total                    $43.7          $42.7    $89.4          $88.4

Amount change            $ 1.0          $(5.4)   $ 1.0          $(5.2)
Percent change              2%          (11)%       1%           (6)%


In second quarter 2004, we reclassified $.7 million of commissions on non-insurance ancillary products from insurance revenues to other revenues.


Other Revenues

Other revenues were as follows:

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2004        2003       2004        2003
                                      (dollars in millions)
Service fee income from a
  non-subsidiary affiliate  $ 40.7       $ 0.5     $ 76.3      $  1.1
Miscellaneous:
  Investment revenue          22.9        21.2       48.3        40.9
  Net gain on sales of real
    estate loans held for
    sale                       4.5        33.7        8.0        52.9
  Interest revenue - notes
    receivable from AGFI       3.8         3.5        7.6         6.7
  Writedowns on real estate
    owned                     (2.4)       (1.7)      (4.7)       (3.9)
  Net recovery on sales of
    real estate owned          0.8         0.9        1.1         1.2
  Net interest income on
    real estate loans held
    for sale                   0.2         6.1        0.5         9.3
  Net gain on sale of
    finance receivables to
    AGFI subsidiary for
    securitization              -         20.7          -        20.7
  Other                        4.4         3.7        6.8         4.9

Total                       $ 74.9       $88.6     $143.9      $133.8

Amount change               $(13.7)      $60.7     $ 10.1      $ 75.7
Percent change               (15)%        217%         8%        130%


Other revenues increased for the six months ended June 30, 2004 when compared to the same period in 2003 primarily due to higher service fee income from a non-subsidiary affiliate and investment revenue, partially offset by lower net gain on sales of real estate loans held for sale, net gain on sale of finance receivables to a subsidiary of AGFI for securitization in 2003, and lower net interest income on real estate loans held for sale. Other revenues decreased for the three months ended June 30, 2004 when compared to the same period in 2003 primarily due to net gain on sale of finance receivables to a subsidiary of AGFI for securitization in 2003, lower net gain on sales of real estate loans held for sale, and lower net interest income on real estate loans held for sale, partially offset by higher service fee income from a non-subsidiary affiliate and investment revenue. Effective July 1, 2003, WFI and AIG Federal Savings Bank, a non-subsidiary affiliate, entered into an agreement whereby for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted much of WFI's origination and sales activity.

Investment revenue was affected by the following:

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2004          2003      2004         2003
                                      (dollars in millions)

Average invested assets   $1,347.1    $1,298.0    $1,344.0   $1,294.9
Adjusted portfolio yield     6.84%       5.94%       7.00%      6.32%
Net realized (losses)
  gains on investments    $   (0.9)   $    0.6    $   (0.2)  $   (2.3)


Interest Expense

The impact of using interest rate swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below.

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                      (dollars in millions)

Interest expense         $   144.8  $   134.6    $   280.4  $   276.4
  Amount change          $    10.2  $    (2.5)   $     4.0  $     3.3
  Percent change                8%       (2)%           1%         1%

Average borrowings       $15,422.7  $12,798.7    $14,730.4  $12,759.8
Borrowing cost               3.75%      4.21%        3.81%      4.34%


Interest expense increased (decreased) due to the following:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Increase in average
  borrowings             $ 28.1        $ 26.0    $ 42.8        $ 50.9
Decrease in borrowing
  cost                    (17.9)        (28.5)    (38.8)        (47.6)

Total                    $ 10.2        $ (2.5)   $  4.0        $  3.3

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

                                  Three Months Ended June 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $11,614.4   $2,394.3   $ 9,220.1   $2,294.0
Short-term debt             3,808.3      229.7     3,578.6     (251.1)

Total                     $15,422.7   $2,624.0   $12,798.7   $2,042.9

Percent change                             21%                    19%


                                   Six Months Ended June 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $11,049.6   $1,793.2   $ 9,256.4   $2,539.2
Short-term debt             3,680.8      177.4     3,503.4     (533.5)

Total                     $14,730.4   $1,970.6   $12,759.8   $2,005.7

Percent change                             15%                    19%


AGFC issued $4.6 billion of long-term debt during the last twelve months. The proceeds of these long-term debt issuances were used to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same periods for the previous year were as follows:

                                   Three Months Ended June 30,
                                    2004                 2003
                               Rate      Change     Rate      Change

Long-term debt                 4.15%     (63) bp    4.78%    (141) bp
Short-term debt                2.54      (22)       2.76      (38)

Total                          3.75      (46)       4.21      (89)


                                    Six Months Ended June 30,
                                    2004                 2003
                               Rate      Change     Rate      Change

Long-term debt                 4.21%     (71) bp    4.92%    (130) bp
Short-term debt                2.59      (24)       2.83      (35)

Total                          3.81      (53)       4.34      (74)


Federal Reserve actions from 2001 through June 2003 created the lowest interest rate environment since the 1950s and resulted in lower long-term debt rates as new issuances were at substantially lower rates than long-term debt being refinanced. In June 2004, the Federal Reserve raised the federal funds rate 25 basis points.

Operating Expenses

Operating expenses were as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Salaries and benefits    $124.5        $100.3    $242.8        $197.6
Other                      70.9          69.5     140.7         132.7

Total                    $195.4        $169.8    $383.5        $330.3

Amount change            $ 25.6        $ 32.0    $ 53.2        $ 51.7
Percent change              15%           23%       16%           19%

Operating expenses as a
  percentage of average
  net receivables         4.67%         5.05%     4.80%         4.89%


Operating expenses increased for the three and six months ended June 30, 2004 when compared to the same periods in 2003 primarily due to growth in WFI operations and higher salaries and benefits and advertising expenses. The increase in salaries and benefits reflected approximately 520 WFI employees hired during the last twelve months. The decrease in operating expenses as a percentage of average net receivables for the three and six months ended June 30, 2004 when compared to the same periods in 2003 reflected continued emphasis on controlling operating expenses, partially offset by growth in WFI operations. Approximately $35.9 million of the Company's operating expenses for the three months ended June 30, 2004 and $65.6 million of such expenses for the six months ended June 30, 2004 were directly related to WFI operations, compared to $19.0 million for the three months ended June 30, 2003 and $33.2 million for the six months ended June 30, 2003.


Provision for Finance Receivable Losses
                                                     At or for the
                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Provision for finance
  receivable losses      $ 64.1         $74.7    $122.3        $144.1
  Amount change          $(10.6)        $ 3.6    $(21.8)       $  3.4
  Percent change          (14)%            5%     (15)%            2%

Net charge-offs          $ 64.0         $72.7    $132.0        $145.1
Charge-off ratio          1.56%         2.16%     1.67%         2.15%
Charge-off coverage       1.74x         1.55x     1.69x         1.55x

60 day+ delinquency                              $451.4        $517.6
Delinquency ratio                                 2.53%         3.73%

Allowance for finance
  receivable losses                              $445.7        $450.0
Allowance ratio                                   2.55%         3.33%

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

                                   Three Months Ended June 30,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $13.9       $(0.7)     $14.6       $ 2.3
Non-real estate loans         41.0        (5.9)      46.9        (1.0)
Retail sales finance           9.1        (2.1)      11.2         0.3

Total                        $64.0       $(8.7)     $72.7       $ 1.6


                                    Six Months Ended June 30,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $ 28.5     $  1.6      $ 26.9      $ 2.5
Non-real estate loans          84.4      (11.1)       95.5        1.0
Retail sales finance           19.1       (3.6)       22.7        1.1

Total                        $132.0     $(13.1)     $145.1      $ 4.6


The decrease in net charge-offs for the three and six months ended June 30, 2004 when compared to the same periods in 2003 reflected lower non-real estate loan and retail sales finance net charge-offs primarily due to the improving economy. Real estate loan net charge-offs increased for the six months ended June 30, 2004 when compared to the same period in 2003 primarily due to an increase in real estate loan average net receivables of $2.5 billion, or 26%.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

                                    Three Months Ended June 30,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              0.45%     (17) bp    0.62%      (3) bp
Non-real estate loans          5.69      (99)       6.68      (28)
Retail sales finance           2.96      (57)       3.53       22

Total                          1.56      (60)       2.16      (28)


                                     Six Months Ended June 30,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              0.49%      (8) bp    0.57%      (8) bp
Non-real estate loans          5.86      (87)       6.73       (4)
Retail sales finance           3.05      (44)       3.49       31

Total                          1.67      (48)       2.15      (26)

The improvement in the charge-off ratios for the three and six months ended June 30, 2004 when compared to the same periods in 2003 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency by type and changes in delinquency when compared to the same period for the previous year were as follows:

                                             June 30,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $276.5     $(40.6)     $317.1      $65.9
Non-real estate loans         143.9      (19.6)      163.5        6.0
Retail sales finance           31.0       (6.0)       37.0       (0.4)

Total                        $451.4     $(66.2)     $517.6      $71.5


Delinquency at June 30, 2004 was favorably impacted by the improving economy.

Delinquency ratios by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

                                             June 30,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              2.08%    (130) bp    3.38%       11 bp
Non-real estate loans          4.45      (78)       5.23        14
Retail sales finance           2.30      (35)       2.65        10

Total                          2.53     (120)       3.73         9


The delinquency ratio at June 30, 2004 decreased when compared to June 30, 2003 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at June 30, 2004 when compared to June 30, 2003 was due to net decreases to the allowance for finance receivable losses through the provision for finance receivable losses during the period totaling $4.3 million. These decreases were in response to our lower levels of delinquency.

The allowance as a percentage of net finance receivables at June 30, 2004 decreased primarily due to improved net charge-off and delinquency statistics caused by the improving economy and a higher proportion of net finance receivables that were real estate loans.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and six months ended June 30, 2004 when compared to the same periods in 2003 due to lower net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Claims incurred          $19.0          $19.4    $41.4          $42.0
Change in benefit
  reserves                (1.0)          (4.2)    (2.3)          (6.5)

Total                    $18.0          $15.2    $39.1          $35.5

Amount change            $ 2.8          $(4.6)   $ 3.6          $(6.3)
Percent change             19%          (23)%      10%          (15)%


The change in benefit reserves for the three and six months ended June 30, 2003 reflected the release of benefit reserves resulting from the termination of a reinsurance agreement. In April 2003, we terminated a reinsurance agreement with a non-subsidiary affiliate and reversed $3.6 million of annuity reserve expense and annuity premiums that we previously recorded.


Provision for Income Taxes

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Provision for income
  taxes                  $ 59.9        $ 58.0    $118.0        $103.6
  Amount change          $  1.9        $ 14.2    $ 14.4        $ 16.7
  Percent change             3%           32%       14%           19%

Pretax income            $164.7        $160.4    $324.6        $289.8
Effective income
  tax rate               36.39%        36.15%    36.34%        35.74%


Provision for income taxes increased for the three and six months ended June 30, 2004 when compared to the same periods in 2003 primarily due to higher taxable income.


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

We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is by issuing fixed-rate, long-term debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using interest rate swap agreements to create synthetic fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 36% of our borrowings at June 30, 2004 compared to 42% at June 30, 2003. Adjustable-rate net finance receivables represented 23% of our net finance receivables at June 30, 2004 compared to 25% at June 30, 2003.



Item 4.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of June 30, 2004 are as follows:

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

     The Company's management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter. Based on an evaluation of the disclosure controls and procedures as of June 30, 2004, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)  Changes in internal control over financial reporting

     There was no change in the Company's internal control over financial reporting during the three months ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 9. of the Notes to Condensed Consolidated Financial
Statements in Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Exhibits are listed in the Exhibit Index beginning on page 31 herein.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the second quarter of 2004.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE CORPORATION
                                             (Registrant)


Date:  August 3, 2004            By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges

 (31.1)    Rule 13a-14(a)/15d-14(a) Certifications

 (31.2)    Rule 13a-14(a)/15d-14(a) Certifications

 (32)      Section 1350 Certifications