Form 10-Q
period 2004-09-30
AMERICAN GENERAL FINANCE CORP
filed 2004-11-03
CIK 25598

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2004

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

At November 3, 2004, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

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

 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 29



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

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                                2004       2003        2004           2003
                                         (dollars in thousands)

Revenues
  Finance charges             $492,477   $428,003    $1,409,057   $1,282,100
  Insurance                     43,989     46,307       133,369      134,687
  Other:
    Service fee income from
      a non-subsidiary
      affiliate                 62,113     12,406       138,446       13,465
    Miscellaneous               28,342     51,483        95,931      184,184

Total revenues                 626,921    538,199     1,776,803    1,614,436

Expenses
  Interest expense             164,844    130,008       445,197      406,452
  Operating expenses:
    Salaries and benefits      118,698    101,560       361,480      299,184
    Other operating expenses    75,013     64,833       215,741      197,506
  Provision for finance
    receivable losses           67,988     80,662       190,254      224,768
  Insurance losses and loss
    adjustment expenses         21,267     17,438        60,394       52,987

Total expenses                 447,810    394,501     1,273,066    1,180,897

Income before provision for
  income taxes                 179,111    143,698       503,737      433,539

Provision for Income Taxes      66,048     54,165       184,032      157,744


Net Income                    $113,063   $ 89,533    $  319,705   $  275,795




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)



                                                 September 30,  December 31,
                                                    2004             2003
                                                   (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                              $14,171,651     $10,657,742
  Non-real estate loans                            2,928,085       2,877,825
  Retail sales finance                             1,266,166       1,302,922

Net finance receivables                           18,365,902      14,838,489
Allowance for finance receivable losses             (446,117)       (455,402)
Net finance receivables, less allowance
  for finance receivable losses                   17,919,785      14,383,087

Investment securities                              1,362,242       1,307,472
Cash and cash equivalents                            192,734         136,223
Notes receivable from parent                         306,666         276,666
Other assets                                         665,325         667,693

Total assets                                     $20,446,752     $16,771,141


Liabilities and Shareholder's Equity

Long-term debt                                   $13,552,936     $10,686,887
Short-term debt                                    3,459,308       3,184,529
Insurance claims and policyholder
  liabilities                                        427,476         438,362
Other liabilities                                    404,929         372,416
Accrued taxes                                         77,648          37,518

Total liabilities                                 17,922,297      14,719,712

Shareholder's equity:
  Common stock                                         5,080           5,080
  Additional paid-in capital                       1,071,706         951,175
  Accumulated other comprehensive
    income (loss)                                     32,878         (14,947)
  Retained earnings                                1,414,791       1,110,121

Total shareholder's equity                         2,524,455       2,051,429

Total liabilities and shareholder's equity       $20,446,752     $16,771,141




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Nine Months Ended
                                                         September 30,
                                                       2004          2003
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  319,705    $  275,795
Reconciling adjustments:
  Provision for finance receivable losses              190,254       224,768
  Depreciation and amortization                        129,627       140,904
  Deferral of finance receivable origination
    costs                                              (58,547)      (49,065)
  Deferred income tax charge (benefit)                   1,878          (344)
  Origination of real estate loans held for sale       (96,565)   (1,751,151)
  Sales and principal collections of real estate
    loans held for sale                                106,451     1,784,238
  Net gain on sale of finance receivables to
    AGFI subsidiary for securitization                    -          (20,661)
  Change in other assets and other liabilities         151,280        53,666
  Change in insurance claims and policyholder
    liabilities                                        (10,886)      (28,651)
  Change in taxes receivable and payable                 3,460          (184)
  Other, net                                           (12,124)        9,617
  Net cash provided by operating activities            724,533       638,932

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (9,098,044)   (6,276,487)
  Principal collections on finance receivables       5,369,505     5,172,703
  Sale of finance receivables to AGFI subsidiary
    for securitization                                    -          284,731
  Acquisition of Wilmington Finance, Inc.                 -          (93,189)
  Investment securities purchased                     (441,804)     (373,595)
  Investment securities called and sold                375,079       305,845
  Investment securities matured                         14,200        18,375
  Change in notes receivable from parent               (30,000)       (2,049)
  Change in premiums on finance receivables
    purchased and deferred charges                     (17,462)          943
  Other, net                                           (10,696)      (11,444)
Net cash used for investing activities              (3,839,222)     (974,167)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           4,248,456     1,470,514
  Repayment of long-term debt                       (1,440,000)   (1,175,650)
  Change in short-term debt                            274,779       296,889
  Capital contribution from parent                     103,000          -
  Dividends paid                                       (15,035)     (176,064)
Net cash provided by financing activities            3,171,200       415,689

Increase in cash and cash equivalents                   56,511        80,454
Cash and cash equivalents at beginning of period       136,223       144,565
Cash and cash equivalents at end of period          $  192,734    $  225,019




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Comprehensive Income
                                 (Unaudited)



                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   2004        2003        2004       2003
                                           (dollars in thousands)


Net income                       $113,063    $ 89,533    $319,705   $275,795

Other comprehensive gain:

  Changes in net unrealized
    gains (losses):
      Investment securities        38,106     (18,897)        821     12,031
      Interest rate swaps          11,582       8,092      27,358    (13,517)

  Income tax effect:
    Investment securities         (13,338)      6,614        (288)    (4,200)
    Interest rate swaps            (4,055)     (2,831)     (9,576)     4,731

  Changes in net unrealized
    gains (losses), net of tax     32,295      (7,022)     18,315       (955)

  Reclassification adjustments
    for realized (gains) losses
    included in net income:
      Investment securities          (485)      2,022        (322)     4,320
      Interest rate swaps          14,908      15,735      45,721     57,853

  Income tax effect:
    Investment securities             170        (708)        113     (1,512)
    Interest rate swaps            (5,217)     (5,508)    (16,002)   (20,249)

  Realized losses included
    in net income, net of tax       9,376      11,541      29,510     40,412

Other comprehensive gain,
  net of tax                       41,671       4,519      47,825     39,457


Comprehensive income             $154,734    $ 94,052    $367,530   $315,252




See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                            September 30, 2004



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



Note 2.  Acquisition

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI), a majority owned subsidiary of WSFS Financial Corporation, in a purchase business combination. The purchase price was $120.8 million, consisting of $25.8 million for net assets and $95.0 million for intangibles. The majority of the tangible assets acquired were real estate loans held for sale. We included the results of WFI's operations in our financial statements beginning January 1, 2003, the effective date of the acquisition. We finalized an independent valuation of the intangibles in second quarter 2003 and recorded $54.2 million as goodwill and $40.8 million as other intangibles. Goodwill and other intangibles are both included in other assets. Other intangibles primarily consisted of broker relationships and non-compete agreements and had an initial weighted-average amortization period of 9 years. WFI originates non-conforming residential real estate loans, primarily through broker relationships and, to a lesser extent, directly to consumers, and sells its originated loans to investors with servicing released to the purchaser. Effective July 1, 2003, WFI and AIG Federal Savings Bank, a non-subsidiary affiliate, entered into an agreement whereby for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted most of WFI's origination and sales activity and are anticipated to do so going forward. WFI provides the Company with other sources of revenue through its servicing fees and net gain on sales of real estate loans held for sale. We report any real estate loans we purchase from AIG Federal Savings Bank that were generated using WFI's services as originations, rather than as portfolio acquisitions, because AGFI and AIG Federal Savings Bank share a common parent.

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

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

                                           September 30, 2004
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                        (dollars in thousands)

Gross receivables           $14,104,988  $3,237,147  $1,384,444  $18,726,579
Unearned finance charges
  and points and fees          (127,864)   (375,569)   (131,354)    (634,787)
Accrued finance charges          92,169      36,875      13,302      142,346
Deferred origination costs       27,637      27,189        -          54,826
Premiums, net of discounts       74,721       2,443        (226)      76,938

Total                       $14,171,651  $2,928,085  $1,266,166  $18,365,902


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



Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                 2004          2003      2004          2003
                                           (dollars in thousands)

Balance at beginning of period  $445,679    $449,963    $455,402    $453,668
Provision for finance
  receivable losses               67,988      80,662     190,254     224,768
Allowance related to sale of
  finance receivables to AGFI
  subsidiary for securitization     -           -           -         (2,705)
Charge-offs                      (79,082)    (86,508)   (234,180)   (251,463)
Recoveries                        11,532       9,846      34,641      29,695

Balance at end of period        $446,117    $453,963    $446,117    $453,963

Note 6.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC's derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

Our interest rate and foreign currency swap agreements are designated and qualify as cash flow hedges or fair value hedges. While our equity-indexed swap agreements mitigate economic exposure of related equity-indexed debt, these swap agreements do not qualify as cash flow or fair value hedges under GAAP. At September 30, 2004, equity-indexed debt was immaterial.

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific debt issuances in order to achieve net U.S. dollar, fixed or floating interest exposure at costs not materially different from costs we would have incurred by issuing debt for the same net exposure without using derivatives. Accordingly, AGFC's swap agreements did not have a material effect on the Company's net income during the nine months ended September 30, 2004 or 2003.



Note 7.  Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

                                         September 30,   December 31,
                                             2004            2003
                                            (dollars in thousands)

Net unrealized gains on investment
  securities                             $40,963             $ 40,639
Net unrealized losses on interest
  rate swaps                              (8,085)             (55,586)

Total                                    $32,878             $(14,947)



Note 8.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance segment originates real estate loans secured by first or second mortgages on residential real estate, originates secured and unsecured non-real estate loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase, from AIG Federal Savings Bank, a non-subsidiary affiliate, private label receivables under a participation agreement and real estate loans under purchase agreements. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also provide for a fee, marketing, certain origination processing services, and loan servicing for AIG Federal Savings Bank and originate real estate loans through brokers for sale to investors. We offer credit and non-credit insurance and ancillary products to our eligible consumer finance customers. The insurance segment writes and reinsures credit and non-credit insurance through products that are offered principally by the consumer finance segment.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

For the three months ended September 30, 2004:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $  518,325     $   -        $  518,325
    Insurance                       187       43,802         43,989
    Other                        56,783       22,921         79,704
  Intercompany                   20,031      (17,486)         2,545
Pretax income                   168,966       20,352        189,318


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


For the nine months ended September 30, 2004:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,493,241     $   -        $1,493,241
    Insurance                       578      132,791        133,369
    Other                       132,216       72,620        204,836
  Intercompany                   60,272      (53,223)         7,049
Pretax income                   471,248       67,915        539,163


For the nine months ended September 30, 2003:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,368,660     $   -        $1,368,660
    Insurance                       693      133,994        134,687
    Other                        82,683       64,171        146,854
  Intercompany                   67,324      (53,058)        14,266
Pretax income                   397,205       66,984        464,189

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                    (dollars in thousands)
Pretax income:
  Segments               $189,318    $155,984    $539,163    $464,189
  Corporate                (7,607)    (10,232)    (31,399)    (19,562)
  Adjustments              (2,600)     (2,054)     (4,027)    (11,088)

Consolidated pretax
  income                 $179,111    $143,698    $503,737    $433,539


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

To further diversify its funding sources, AGFC completed its first foreign currency denominated debt issuances during 2004 as follows:

     * In second quarter 2004, AGFC completed two concurrent issues which totaled 1.0 billion Euros ($1.2 billion) in principal amount sold to European investors.
     * In third quarter 2004, AGFC issued 350 million pounds Sterling ($622 million) in principal amount sold to United Kingdom investors.

In each case, we executed financial derivative transactions with a non-subsidiary affiliate to effectively convert the related foreign currency exposure into U.S. dollars.

Principal sources and uses of cash were as follows:

                                               Nine Months Ended
                                                 September 30,
                                              2004           2003
                                             (dollars in millions)
Principal sources of cash:
  Net issuances of debt                      $3,083.2     $  591.8
  Operations                                    724.5        638.9
  Sale of finance receivables to
    AGFI subsidiary for securitization             -         284.7
  Capital contribution                          103.0           -

  Total                                      $3,910.7     $1,515.4


Principal uses of cash:
  Net originations and purchases
    of finance receivables                   $3,728.5     $1,103.8
  Dividends paid                                 15.0        176.1

  Total                                      $3,743.5     $1,279.9


Net originations and purchases of finance receivables and net issuances of debt increased for the nine months ended September 30, 2004 when compared to the same period in 2003 primarily due to increases in WFI-related real estate loan production.

We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable operational requirements and financial obligations. The principal factors that could decrease our sources of liquidity are delinquent payments from our customers and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk by continuing to operate the Company utilizing the following existing strategies:

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

Management believes that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and long-term debt in a cost efficient manner. To access the domestic capital markets, we had $6.6 billion of long-term debt securities registered under the Securities Act of 1933 that had not been issued as of September 30, 2004. Additionally, we believe that we have access to international capital markets, as demonstrated by the Euro and Sterling offerings described above. We also maintain committed bank credit facilities and have the ability to sell a portion of our finance receivables for securitization to provide additional sources of liquidity for needs potentially not met through other funding sources.

Capital Resources
                                            September 30,
                                      2004                2003
                                 Amount  Percent     Amount  Percent
                                        (dollars in millions)

Long-term debt                  $13,552.9     69%   $ 9,872.8     65%
Short-term debt                   3,459.3     18      3,358.0     22

Total debt                       17,012.2     87     13,230.8     87
Equity                            2,524.5     13      1,949.1     13

Total capital                   $19,536.7    100%   $15,179.9    100%

Net finance receivables         $18,365.9           $14,138.3
Debt to equity ratio                6.74x               6.79x
Debt to tangible equity ratio       7.49x               7.49x


Debt to tangible equity is a standard measure of financial risk in the consumer finance industry. Reconciliations of equity to tangible equity were as follows:

                                                September 30,
                                             2004           2003
                                            (dollars in millions)

Equity                                     $2,524.5       $1,949.1
Goodwill                                     (220.5)        (211.7)
Accumulated other comprehensive
  (income) loss                               (32.9)          29.5

Tangible equity                            $2,271.1       $1,766.9


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

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains most of our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. AGFC obtains floating-rate funding through sales and refinancing of commercial paper and through issuances of long-term, floating-rate debt. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. At September 30, 2004, short-term debt included $3.0 billion of commercial paper. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At September 30, 2004, short-term debt included $428.3 million of extendible commercial notes.

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 2004, AGFC had committed credit facilities totaling $3.3 billion, including a facility under which AGFI is an eligible borrower for up to $400 million. The annual commitment fees for the facilities are based upon AGFC's long-term credit ratings and averaged 0.07% at September 30, 2004.

At September 30, 2004, AGFC and certain of its subsidiaries also had an uncommitted credit facility totaling $50.0 million which was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility.

There were no amounts outstanding under any facility at September 30, 2004 or September 30, 2003. AGFC does not guarantee any borrowings of AGFI.



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Net income               $113.1        $ 89.5    $319.7        $275.8
  Amount change          $ 23.6        $  5.2    $ 43.9        $ 34.3
  Percent change            26%            6%       16%           14%

Return on average
  assets                  2.26%         2.25%     2.28%         2.33%
Return on average
  equity                 18.58%        18.41%    18.89%        19.23%
Ratio of earnings to
  fixed charges           2.06x         2.07x     2.10x         2.03x


See Note 8. of the Notes to Condensed Consolidated Financial
Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Finance charges          $   492.5  $   428.0    $ 1,409.1  $ 1,282.1
  Amount change          $    64.5  $    10.5    $   127.0  $    38.0
  Percent change               15%         3%          10%         3%

Average net receivables  $17,976.5  $13,758.2    $16,647.0  $13,589.9
Yield                       10.91%     12.36%       11.30%     12.61%


Finance charges increased due to the following:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Increase in average
  net receivables        $118.0        $ 49.9    $ 253.9      $ 163.7
Decrease in yield         (53.5)        (39.4)    (131.1)      (125.7)
Increase in number of
  days                       -             -         4.2           -

Total                    $ 64.5        $ 10.5    $ 127.0      $  38.0


Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

                                Three Months Ended September 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Real estate loans         $13,799.3   $4,124.9   $ 9,674.4   $1,717.9
Non-real estate loans       2,929.8      108.4     2,821.4       32.3
Retail sales finance        1,247.4      (15.0)    1,262.4      (43.2)

Total                     $17,976.5   $4,218.3   $13,758.2   $1,707.0

Percent change                             31%                    14%

                                Nine Months Ended September 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Real estate loans         $12,502.4   $3,023.8   $ 9,478.6   $1,799.6
Non-real estate loans       2,897.0       69.2     2,827.8       43.9
Retail sales finance        1,247.6      (35.9)    1,283.5      (51.8)

Total                     $16,647.0   $3,057.1   $13,589.9   $1,791.7

Percent change                             23%                    15%


The historically low interest rate environment contributed to the increase in originations of our real estate loans. Real estate loan production arising from WFI origination services also increased real estate loan originations by $4.1 billion during the last twelve months.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

                                  Three Months Ended September 30,
                                     2004                2003
                               Yield     Change     Yield     Change

Real estate loans              8.42%    (109) bp    9.51%    (147) bp
Non-real estate loans         21.07      (16)      21.23      (14)
Retail sales finance          14.56       19       14.37      (16)

Total                         10.91     (145)      12.36     (141)


                                  Nine Months Ended September 30,
                                     2004                2003
                               Yield     Change     Yield     Change

Real estate loans              8.68%    (105) bp    9.73%    (150) bp
Non-real estate loans         21.24      (11)      21.35      (33)
Retail sales finance          14.52       (9)      14.61      (13)

Total                         11.30     (131)      12.61     (148)


Yield decreased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to a lower real estate loan yield resulting from the low interest rate environment and a higher proportion of average net receivables that are real estate loans.

Insurance Revenues

Insurance revenues were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Earned premiums          $ 43.7        $ 45.3    $132.6        $132.5
Commissions                 0.3           1.0       0.8           2.2

Total                    $ 44.0        $ 46.3    $133.4        $134.7

Amount change            $ (2.3)       $ (1.5)   $ (1.3)        $(6.7)
Percent change             (5)%          (3)%      (1)%          (5)%


Earned premiums decreased for the three months ended September 30, 2004 when compared to the same period in 2003 primarily due to lower credit life and credit accident and health premium volume in prior years.


Other Revenues

Other revenues were as follows:

                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                             2004        2003       2004        2003
                                      (dollars in millions)

Service fee income from a
  non-subsidiary affiliate  $62.1        $12.4     $138.4      $ 13.5
Miscellaneous:
  Investment revenue         23.9         19.9       72.2        60.8
  Interest revenue - notes
    receivable from AGFI      4.0          3.6       11.6        10.3
  Writedowns on real estate
    owned                    (2.5)        (1.9)      (7.2)       (5.8)
  Net (loss) gain on sales
    of real estate loans
    held for sale            (1.5)        21.4        6.5        74.3
  Net recovery on sales of
    real estate owned         0.9          0.6        1.9         1.8
  Net interest income on
    real estate loans held
    for sale                  0.2          4.4        0.7        13.6
  Net gain on sale of
    finance receivables to
    AGFI subsidiary for
    securitization             -            -          -         20.7
  Other                       3.4          3.5       10.3         8.4

Total                       $90.5        $63.9     $234.4      $197.6

Amount change               $26.6        $38.4     $ 36.8      $114.0
Percent change                42%         151%        19%        136%

Other revenues increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to higher service fee income from a non-subsidiary affiliate and investment revenue, partially offset by lower revenue on real estate loans held for sale. The increase in other revenues for the nine months ended September 30, 2004 when compared to the same period in 2003 was also offset by net gain on sale of finance receivables to a subsidiary of AGFI for securitization in 2003. Effective July 1, 2003, WFI and AIG Federal Savings Bank, a non-subsidiary affiliate, entered into an agreement whereby for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted most of WFI's origination and sales activity.

Investment revenue was affected by the following:

                           Three Months Ended     Nine Months Ended
                              September 30,         September 30,
                           2004          2003     2004          2003
                                     (dollars in millions)

Average invested assets   $1,370.3    $1,306.2   $1,352.8    $1,298.6
Adjusted portfolio yield     6.60%       6.36%      6.86%       6.34%
Net realized gains
  (losses) on
  investments             $    0.5    $   (2.0)  $    0.3    $   (4.3)


Interest Expense

The impact of using interest rate swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below.

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Interest expense         $   164.8  $   130.0    $   445.2  $   406.5
  Amount change          $    34.8  $    (4.5)   $    38.7  $    (1.1)
  Percent change               27%       (3)%          10%         -%

Average borrowings       $16,516.7  $12,877.5    $15,325.8  $12,799.0
Borrowing cost               3.98%      4.01%        3.87%      4.24%


Interest expense increased (decreased) due to the following:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Increase in average
  borrowings             $ 37.5        $ 22.1    $ 80.3        $ 73.0
Decrease in borrowing
  cost                     (2.7)        (26.6)    (41.6)        (74.1)

Total                    $ 34.8        $ (4.5)   $ 38.7        $ (1.1)

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

                                Three Months Ended September 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $12,869.3   $3,439.2   $ 9,430.1   $2,323.4
Short-term debt             3,647.4      200.0     3,447.4     (504.5)

Total                     $16,516.7   $3,639.2   $12,877.5   $1,818.9

Percent change                             28%                    16%


                                Nine Months Ended September 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $11,656.2   $2,341.9   $ 9,314.3   $2,465.8
Short-term debt             3,669.6      184.9     3,484.7     (523.6)

Total                     $15,325.8   $2,526.8   $12,799.0   $1,942.2

Percent change                             20%                    18%


AGFC issued $5.5 billion of long-term debt during the last twelve months. The proceeds of these long-term debt issuances were used to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same periods for the previous year were as follows:

                                  Three Months Ended September 30,
                                    2004                 2003
                               Rate      Change     Rate      Change

Long-term debt                 4.30%     (21) bp    4.51%    (136) bp
Short-term debt                2.84       15        2.69      (36)

Total                          3.98       (3)       4.01      (85)


                                  Nine Months Ended September 30,
                                    2004                 2003
                               Rate      Change     Rate      Change

Long-term debt                 4.24%     (54) bp    4.78%    (132) bp
Short-term debt                2.67      (12)       2.79      (35)

Total                          3.87      (37)       4.24      (77)


Federal Reserve actions from 2001 through June 2003 created the lowest interest rate environment since the 1950s and resulted in lower long-term debt rates as new issuances were at substantially lower rates than long-term debt being refinanced. During 2004, the Federal Reserve raised the federal funds rate 75 basis points in three actions beginning in June 2004.

Operating Expenses

Operating expenses were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                      (dollars in millions)

Salaries and benefits    $118.7        $101.6    $361.5        $299.2
Other                      75.0          64.8     215.7         197.5

Total                    $193.7        $166.4    $577.2        $496.7

Amount change            $ 27.3        $ 29.6    $ 80.5        $ 81.3
Percent change              16%           22%       16%           20%

Operating expenses as a
  percentage of average
  net receivables         4.31%         4.84%     4.62%         4.87%


Operating expenses increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to growth in WFI operations and higher salaries and benefits and advertising expenses. The increase in salaries and benefits reflected approximately 470 WFI employees hired during the last twelve months. The decrease in operating expenses as a percentage of average net receivables for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 reflected continued emphasis on controlling operating expenses and higher average net receivables, partially offset by growth in WFI operations. Approximately $36.5 million of the Company's operating expenses for the three months ended September 30, 2004 and $102.1 million of such expenses for the nine months ended September 30, 2004 were directly related to WFI operations, compared to $20.0 million for the three months ended September 30, 2003 and $55.2 million for the nine months ended September 30, 2003.


Provision for Finance Receivable Losses
                                                     At or for the
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Provision for finance
  receivable losses      $ 68.0         $80.7    $190.3        $224.8
  Amount change          $(12.7)        $11.2    $(34.5)       $ 14.6
  Percent change          (16)%           16%     (15)%            7%

Net charge-offs          $ 67.6         $76.7    $199.5        $221.8
Charge-off ratio          1.52%         2.25%     1.62%         2.18%
Charge-off coverage       1.65x         1.48x     1.68x         1.54x

60 day+ delinquency                              $460.5        $536.3
Delinquency ratio                                 2.46%         3.70%

Allowance for finance
  receivable losses                              $446.1        $454.0
Allowance ratio                                   2.43%         3.21%

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

                                 Three Months Ended September 30,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $17.3       $ 0.5      $16.8       $ 4.8
Non-real estate loans         41.7        (8.0)      49.7         3.3
Retail sales finance           8.6        (1.6)      10.2        (0.9)

Total                        $67.6       $(9.1)     $76.7       $ 7.2


                                 Nine Months Ended September 30,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $ 45.8     $  2.1      $ 43.7      $ 7.3
Non-real estate loans         126.1      (19.0)      145.1        4.2
Retail sales finance           27.6       (5.4)       33.0        0.3

Total                        $199.5     $(22.3)     $221.8      $11.8


The decrease in net charge-offs for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 reflected lower non-real estate loan and retail sales finance net charge-offs primarily due to the improving economy. Real estate loan net charge-offs increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to higher real estate loan average net receivables.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

                                  Three Months Ended September 30,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              0.51%     (19) bp    0.70%       8  bp
Non-real estate loans          5.70     (134)       7.04       36
Retail sales finance           2.75      (48)       3.23      (17)

Total                          1.52      (73)       2.25       (9)


                                  Nine Months Ended September 30,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              0.50%     (12) bp    0.62%      (2) bp
Non-real estate loans          5.81     (102)       6.83        9
Retail sales finance           2.95      (46)       3.41       16

Total                          1.62      (56)       2.18      (21)

The improvement in the charge-off ratios for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency by type and changes in delinquency when compared to the same period for the previous year were as follows:

                                          September 30,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $275.9     $(51.3)     $327.2      $44.4
Non-real estate loans         151.7      (17.6)      169.3       (2.5)
Retail sales finance           32.9       (6.9)       39.8       (0.2)

Total                        $460.5     $(75.8)     $536.3      $41.7


Delinquency at September 30, 2004 was favorably impacted by the improving economy.

Delinquency ratios by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

                                          September 30,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              1.96%    (131) bp    3.27%        - bp
Non-real estate loans          4.69      (74)       5.43         -
Retail sales finance           2.38      (48)       2.86        18

Total                          2.46     (124)       3.70        (2)


The delinquency ratio at September 30, 2004 decreased when compared to September 30, 2003 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at September 30, 2004 when compared to September 30, 2003 was due to net decreases to the allowance for finance receivable losses through the provision for finance receivable losses during the period totaling $7.9 million. These decreases were in response to our lower levels of delinquency.

The allowance as a percentage of net finance receivables at September 30, 2004 decreased primarily due to improved net charge-off and delinquency statistics caused by the improving economy and a higher proportion of net finance receivables that were real estate loans.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 due to lower net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Claims incurred          $22.3          $18.2    $63.8          $60.3
Change in benefit
  reserves                (1.0)          (0.8)    (3.4)          (7.3)

Total                    $21.3          $17.4    $60.4          $53.0

Amount change            $ 3.9          $(1.8)   $ 7.4          $(8.0)
Percent change             22%           (9)%      14%          (13)%


Claims incurred increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to property losses in Florida associated with the recent hurricanes. The change in benefit reserves for the nine months ended September 30, 2003 reflected the release of benefit reserves resulting from the termination of a reinsurance agreement. In April 2003, we terminated a reinsurance agreement with a non-subsidiary affiliate and reversed $3.6 million of annuity reserve expense and annuity premiums that we previously recorded.


Provision for Income Taxes

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Provision for income
  taxes                  $ 66.0        $ 54.2    $184.0        $157.7
  Amount change          $ 11.8        $  7.6    $ 26.3        $ 24.2
  Percent change            22%           16%       17%           18%

Pretax income            $179.1        $143.7    $503.7        $433.5
Effective income
  tax rate               36.88%        37.69%    36.53%        36.39%


Provision for income taxes increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to higher pretax income.


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

The primary means by which we obtain fixed-rate debt is by issuing fixed-rate, long-term debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using interest rate swap agreements to create synthetic fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 36% of our borrowings at September 30, 2004 compared to 40% at September 30, 2003. Adjustable-rate net finance receivables represented 22% of our net finance receivables at September 30, 2004 compared to 25% at September 30, 2003.



Item 4.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of September 30, 2004 are as follows:

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

     The Company's management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter. Based on an evaluation of the disclosure controls and procedures as of September 30, 2004, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)  Changes in internal control over financial reporting

     There was no change in the Company's internal control over financial reporting during the three months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                 AMERICAN GENERAL FINANCE CORPORATION
                                             (Registrant)


Date:  November 3, 2004          By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges

 (31.1)    Rule 13a-14(a)/15d-14(a) Certifications

 (31.2)    Rule 13a-14(a)/15d-14(a) Certifications

 (32)      Section 1350 Certifications