Form 10-Q
period 2005-03-31
AMERICAN GENERAL FINANCE CORP
filed 2005-05-05
CIK 25598

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2005

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

At May 5, 2005, there were 10,160,012 shares of the registrant's common stock, $.50 par value, outstanding.

                           TABLE OF CONTENTS


Item                                                              Page

                    Part I - Financial Information

 1.  Financial Statements (Unaudited) . . . . . . . . . . . . . . .  3

 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations. . . . . . . . . . . . . . . . . . 11

 3.  Quantitative and Qualitative Disclosures About Market Risk . . 25

 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . 26

                      Part II - Other Information

 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 26

 2.  Unregistered Sales of Equity Securities and Use of Proceeds. . 26

 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 27

 4.  Submission of Matters to a Vote of Security Holders  . . . . . 27

 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . 27

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

The following reports are available free of charge on our Internet website www.agfinance.com as soon as reasonably practicable after we file them with or furnish them to the SEC:

     *  our 2005 Current Reports on Form 8-K;
     *  this Quarterly Report on Form 10-Q; and
     * our Annual Report on Form 10-K as amended by our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004.

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

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2005          2004
                                                      (dollars in thousands)

Revenues
  Finance charges                                     $531,324      $448,098
  Insurance                                             42,509        45,701
  Other:
    Service fee income from a non-subsidiary
      affiliate                                         63,057        35,617
    Miscellaneous                                       27,631        33,428

Total revenues                                         664,521       562,844

Expenses
  Interest expense                                     192,829       135,556
  Operating expenses:
    Salaries and benefits                              130,449       118,265
    Other operating expenses                            73,639        69,799
  Provision for finance receivable losses               63,217        58,177
  Insurance losses and loss adjustment
    expenses                                            17,148        21,127

Total expenses                                         477,282       402,924

Income before provision for income taxes               187,239       159,920

Provision for Income Taxes                              68,897        58,053


Net Income                                            $118,342      $101,867





See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)



                                                   March 31,    December 31,
                                                     2005            2004
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                               $16,811,170    $15,411,561
  Non-real estate loans                             2,971,165      2,987,591
  Retail sales finance                              1,297,603      1,340,734

Net finance receivables                            21,079,938     19,739,886
Allowance for finance receivable losses              (445,926)      (445,731)
Net finance receivables, less allowance
  for finance receivable losses                    20,634,012     19,294,155

Investment securities                               1,381,421      1,378,362
Cash and cash equivalents                             206,194        151,348
Notes receivable from parent                          299,573        308,923
Other assets                                          958,143        961,020

Total assets                                      $23,479,343    $22,093,808


Liabilities and Shareholder's Equity

Long-term debt                                    $15,586,553    $14,481,059
Short-term debt                                     3,958,603      4,002,472
Insurance claims and policyholder
  liabilities                                         411,208        422,957
Other liabilities                                     528,313        411,358
Accrued taxes                                         105,985         43,489

Total liabilities                                  20,590,662     19,361,335

Shareholder's equity:
  Common stock                                          5,080          5,080
  Additional paid-in capital                        1,139,906      1,124,906
  Accumulated other comprehensive income               60,279         37,413
  Retained earnings                                 1,683,416      1,565,074

Total shareholder's equity                          2,888,681      2,732,473

Total liabilities and shareholder's equity        $23,479,343    $22,093,808





See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                       2005          2004
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  118,342    $  101,867
Reconciling adjustments:
  Provision for finance receivable losses               63,217        58,177
  Depreciation and amortization                         40,239        42,181
  Deferral of finance receivable origination
    costs                                              (19,321)      (17,934)
  Deferred income tax (benefit) charge                 (11,500)        5,752
  Origination of real estate loans held for sale       (19,587)      (20,135)
  Sales and principal collections of real estate
    loans held for sale                                 17,328        35,865
  Change in other assets and other liabilities          95,001       155,264
  Change in insurance claims and policyholder
    liabilities                                        (11,749)       (7,652)
  Change in taxes receivable and payable                62,534        42,635
  Other, net                                             2,587         4,203
Net cash provided by operating activities              337,091       400,223

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (3,310,178)   (2,673,802)
  Principal collections on finance receivables       1,909,919     1,730,312
  Investment securities purchased                     (125,204)     (248,144)
  Investment securities called and sold                 79,967       220,980
  Investment securities matured                         16,000         2,600
  Change in notes receivable from parent                 9,350       (11,710)
  Change in premiums on finance receivables
    purchased and deferred charges                      (9,233)       (2,009)
  Other, net                                            (6,585)       (2,794)
Net cash used for investing activities              (1,435,964)     (984,567)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           1,765,588       764,346
  Repayment of long-term debt                         (583,000)     (411,500)
  Change in short-term debt                            (43,869)      307,794
  Capital contribution from parent                      15,000          -
Net cash provided by financing activities            1,153,719       660,640

Increase in cash and cash equivalents                   54,846        76,296
Cash and cash equivalents at beginning of period       151,348       136,223
Cash and cash equivalents at end of period          $  206,194    $  212,519





See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
        Condensed Consolidated Statements of Comprehensive Income
                               (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2005          2004
                                                      (dollars in thousands)


Net income                                            $118,342      $101,867

Other comprehensive gain:

  Changes in net unrealized (losses) gains:
    Investment securities                              (26,268)       15,687
    Swap agreements                                     53,746        (7,793)
    Minimum pension liability                           (2,247)         -

  Income tax effect:
    Investment securities                                9,193        (5,491)
    Swap agreements                                    (18,810)        2,728
    Minimum pension liability                              876          -


  Changes in net unrealized gains, net of tax           16,490         5,131

  Reclassification adjustments for
    realized losses (gains) included
    in net income:
      Investment securities                              2,307          (769)
      Swap agreements                                    7,502        15,589

  Income tax effect:
    Investment securities                                 (807)          269
    Swap agreements                                     (2,626)       (5,456)

  Realized losses included in net income,
    net of tax                                           6,376         9,633

Other comprehensive gain, net of tax                    22,866        14,764


Comprehensive income                                  $141,208      $116,631





See Notes to Condensed Consolidated Financial Statements.

           AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                              March 31, 2005



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

We made all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair statement of the Company's condensed consolidated financial statements. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. To conform to the 2005 presentation, we reclassified certain items in the prior period.



Note 2.  Finance Receivables

Components of net finance receivables by type were as follows:

                                             March 31, 2005
                              Real         Non-real      Retail
                             Estate         Estate        Sales
                              Loans          Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables           $16,722,444  $3,277,145  $1,411,337  $21,410,926
Unearned finance charges
  and points and fees          (121,917)   (371,340)   (128,208)    (621,465)
Accrued finance charges         101,628      35,796      14,503      151,927
Deferred origination costs       30,684      28,201        -          58,885
Premiums, net of discounts       78,331       1,363         (29)      79,665

Total                       $16,811,170  $2,971,165  $1,297,603  $21,079,938


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

Note 3.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                2005            2004
                                               (dollars in thousands)

Balance at beginning of period                 $445,731      $455,402
Provision for finance receivable losses          63,217        58,177
Charge-offs                                     (76,045)      (79,783)
Recoveries                                       13,023        11,817

Balance at end of period                       $445,926      $445,613



Note 4.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt but is neither a dealer nor a trader in derivative financial instruments. AGFC's derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

We design our interest rate and foreign currency swap agreements to qualify as cash flow hedges or fair value hedges. While our equity-indexed swap agreements mitigate economic exposure of related equity-indexed debt, these swap agreements do not qualify as cash flow or fair value hedges under GAAP. At March 31, 2005, equity-indexed debt was immaterial.



Note 5.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

                                             March 31,   December 31,
                                               2005          2004
                                             (dollars in thousands)

Net unrealized gains (losses) on swap
  agreements                                $33,710           $(6,102)
Net unrealized gains on investment
  securities                                 27,940            43,515
Net unrealized losses on minimum
  pension liability                          (1,371)             -

Accumulated other comprehensive income      $60,279           $37,413

Note 6.  Segment Information

We have three business segments: branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

In our Annual Report on Form 10-K for the year ended December 31, 2004, we expanded our segment reporting to reflect our centralized real estate business as a separate segment. We also restated prior interim periods so that these prior periods are shown on a comparable basis to our new presentation.

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

In our centralized real estate business segment, we:

     * provide, for fees, marketing, certain origination processing services, and loan servicing and related services for AIG Bank;
     * originate real estate loans for transfer to the centralized real estate servicing center;
     * originate real estate loans for sale to investors with servicing released to the purchaser; and
     *  service a portfolio of real estate loans generated through:
            *  portfolio acquisitions from third party lenders;
            *  correspondent relationships;
            *  our mortgage origination subsidiaries;
            *  refinancing existing mortgages; or
            *  advances on home equity lines of credit.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, credit involuntary unemployment, and non-credit insurance covering our customers and the property pledged as collateral through products that the branch business segment offers its customers. We also monitor our finance receivables to determine that the collateral is adequately protected.

Information about the Company's segments as well as reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

For the three months ended March 31, 2005:

                                      Centralized                     Total
                          Branch      Real Estate    Insurance      Segments
                                        (dollars in thousands)
Revenues:
  External:
    Finance charges      $421,748       $136,572      $   -          $558,320
    Insurance                 177           -           42,332         42,509
    Other                  (1,541)        62,921        23,824         85,204
  Intercompany             20,167            375       (16,916)         3,626
Pretax income             144,829         31,846        24,418        201,093


For the three months ended March 31, 2004:

                                      Centralized                     Total
                          Branch      Real Estate    Insurance      Segments
                                        (dollars in thousands)
Revenues:
  External:
    Finance charges      $415,347       $ 60,666      $   -          $476,013
    Insurance                 203           -           45,498         45,701
    Other                  (3,473)        37,530        24,259         58,316
  Intercompany             20,935            238       (18,096)         3,077
Pretax income             132,735         15,234        22,148        170,117


Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                2005            2004
                                               (dollars in thousands)
Pretax income:
  Segments                                     $201,093      $170,117
  Corporate                                     (11,496)      (10,917)
  Adjustments                                    (2,358)          720

Consolidated pretax income                     $187,239      $159,920


Adjustments for pretax income include realized gains (losses) and certain other investment revenue, interest expense due to releveraging of debt, and provision for finance receivable losses due to redistribution of amounts provided for the allowance for finance receivable losses.



Note 7.  Legal Contingencies

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                 REPORT OF MANAGEMENT'S RESPONSIBILITY

The Company's management is responsible for the integrity and fair statement of our condensed consolidated financial statements and all other financial information presented in this report. We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP) for interim periods. We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

The Company's management is responsible for establishing and maintaining an internal control structure and procedures for financial reporting. We designed these systems to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded according to GAAP under management's direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company's employees are subject to AIG's Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including the Company's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We do not allow loans to executive officers. The aforementioned systems include a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company's management, AIG's management, and AIG's internal audit department. We take prompt action to correct control deficiencies and improve the systems. The Company's management assesses any changes to our internal control structure quarterly. Based on these assessments, management has concluded that the internal control structure and the procedures for financial reporting have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

We also direct readers to other risks and uncertainties discussed in other documents we file with the SEC. We are under no obligation to (and expressly disclaim any obligation to) update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

                    CRITICAL ACCOUNTING ESTIMATES

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member's experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If its review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions the Credit Strategy and Policy Committee considered to support its conclusions. See Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.


                    OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as defined by SEC rules.


                   CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables. We base the mix of debt and equity primarily upon maintaining leverage that supports cost-effective funding.

                                              March 31,
                                      2005                2004
                                 Amount  Percent     Amount  Percent
                                        (dollars in millions)

Long-term debt                  $15,586.5     69%   $11,055.4     66%
Short-term debt                   3,958.6     18      3,492.3     21

Total debt                       19,545.1     87     14,547.7     87
Equity                            2,888.7     13      2,168.1     13

Total capital                   $22,433.8    100%   $16,715.8    100%

Net finance receivables         $21,079.9           $15,700.5
Debt to equity ratio                6.77x               6.71x
Debt to tangible equity ratio       7.49x               7.47x

Reconciliations of equity to tangible equity were as follows:

                                                  March 31,
                                             2005           2004
                                            (dollars in millions)

Equity                                     $ 2,888.7     $ 2,168.1
Goodwill                                      (220.5)       (220.5)
Accumulated other comprehensive
  (income) loss                                (60.3)          0.2

Tangible equity                            $ 2,607.9     $ 1,947.8


We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains most of our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. AGFC obtains floating-rate funding by issuing and refinancing commercial paper and through issuances of long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other accredited investors. At March 31, 2005, short-term debt included $3.4 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At March 31, 2005, short-term debt included $518.6 million of extendible commercial notes.

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific debt issuances. AGFC's objective is to achieve net U.S. dollar, fixed or floating interest exposure at costs not materially different from costs AGFC would have incurred by issuing debt for the same net exposure without using derivatives. Accordingly, this cost differential did not have a material effect on the Company's net income during the three months ended March 31, 2005 or 2004.

AGFC has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount, which is currently 7.5 to 1. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay.


Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At March 31, 2005, AGFC had committed credit facilities totaling $3.5 billion consisting of a $1.5 billion multi-year facility and $2.0 billion of credit facilities with commitments of less than one year (but with one-year term out provisions upon drawdown) under which AGFI is an eligible borrower for up to $660 million. The annual commitment fees for the facilities are based upon AGFC's long-term credit ratings and averaged 0.07% at March 31, 2005.

At March 31, 2005, AGFC and certain of its subsidiaries also had an uncommitted credit facility totaling $50.0 million which was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility.

There were no amounts outstanding under any facility at March 31, 2005 and March 31, 2004. AGFC does not guarantee any borrowings of AGFI.

Liquidity

Our sources of funds include operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and sales of finance receivables for securitizations. AGFC has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable operational requirements and financial obligations. The principal factors that could decrease our liquidity are delinquent payments from our customers and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk by continuing to operate the Company utilizing the following existing strategies:

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

Principal sources and uses of cash were as follows:

                                            Three Months Ended
                                                 March 31,
                                            2005           2004
                                           (dollars in millions)
Principal sources of cash:
  Net issuances of debt                    $1,138.7     $  660.6
  Operations                                  337.1        400.2
  Capital contribution                         15.0           -

  Total                                    $1,490.8     $1,060.8


Principal uses of cash:
  Net originations and purchases
    of finance receivables                 $1,400.3     $  943.5


Net originations and purchases of finance receivables and net issuances of debt increased for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to an increase in our centralized real estate loan production.

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

     * We manage commercial paper as a percentage of total debt. At March 31, 2005 that percentage was 18% compared to 20% at March 31, 2004.
     * We spread commercial paper maturities throughout upcoming weeks and months.
     * We limit the amount of commercial paper that any one investor may hold.
     * We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At March 31, 2005, we had $3.5 billion of committed bank credit facilities.
     * As of March 31, 2005, we had effective shelf registration statements that provided AGFC with the ability to issue up to $4.2 billion of long-term debt securities registered under the Securities Act of 1933. AGFC could issue these securities as traditional public term debt, retail notes, or equity index-linked notes, among other forms.
     * We have established AGFC as an issuer in the international capital markets.
     * We have the ability to sell, on a whole loan basis, or sell for securitization a portion of our finance receivables to provide additional sources of liquidity for needs potentially not met through other funding sources.
     * We collected principal payments on our finance receivables totaling $7.4 billion in the past twelve months. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during this period, but these funds could be made available for other uses, if necessary.
     * We have the ability to sell a portion of our insurance subsidiaries' investment securities and dividend, subject to certain limits, cash from the securities sales.



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Net income                                      $118.3         $101.9
  Amount change                                 $ 16.4         $ 18.1
  Percent change                                   16%            22%

Return on average assets                         2.07%          2.36%
Return on average equity                        16.89%         19.30%
Ratio of earnings to fixed charges               1.95x          2.14x

See Note 6. of the Notes to Condensed Consolidated Financial
Statements for information on the results of the Company's business segments.

Factors that affected the Company's operating results were as follows:


Finance Charges

Finance charges by type were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Real estate loans                               $   332.7   $   248.8
Non-real estate loans                               155.8       153.7
Retail sales finance                                 42.8        45.6

Total                                           $   531.3   $   448.1

Amount change                                   $    83.2   $    17.4
Percent change                                        19%          4%

Average net receivables                         $20,473.9   $15,223.8
Yield                                              10.50%      11.83%


Finance charges increased due to the following:

                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Increase in average net receivables             $139.3         $ 43.6
Decrease in yield                                (51.1)         (30.2)
(Decrease) increase in number of days             (5.0)           4.0

Total                                           $ 83.2         $ 17.4


Average net receivables by type and changes in average net receivables when compared to the same period for the previous year were as follows:

                                  Three Months Ended March 31,
                                  2005                   2004
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Real estate loans         $16,179.0   $5,094.6   $11,084.4   $1,707.6
Non-real estate loans       2,972.8      105.5     2,867.3       16.1
Retail sales finance        1,322.1       50.0     1,272.1      (53.6)

Total                     $20,473.9   $5,250.1   $15,223.8   $1,670.1

Percent change                             34%                    12%

The low interest rate environment contributed to the increase in originations of our real estate loans. Real estate loan production arising from our centralized real estate origination services also increased real estate loan originations by $4.8 billion during the last twelve months. In addition, real estate loan production continued to benefit from correspondent relationships we have established.

Yield by type and changes in yield in basis points (bp) when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2005                2004
                               Yield     Change     Yield     Change

Real estate loans              8.34%     (69) bp    9.03%     (94) bp
Non-real estate loans         21.13      (38)      21.51        2
Retail sales finance          13.09     (130)      14.39      (26)

Total                         10.50     (133)      11.83     (102)


Yield decreased for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to the low interest rate environment and the larger proportion of finance receivables that are real estate loans.


Insurance Revenues

Insurance revenues were as follows:
                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Earned premiums                                 $42.3           $44.7
Commissions                                       0.2             1.0

Total                                           $42.5           $45.7

Amount change                                   $(3.2)          $  -
Percent change                                   (7)%              - %


Earned premiums decreased for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to declining credit and non-credit premium volume. We continued to experience decreases in the number of non-real estate loan customers, who historically have purchased the majority of our insurance products, due to the low mortgage interest rate environment.

Other Revenues

Other revenues were as follows:
                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Service fee income from a non-subsidiary
  affiliate                                     $63.1           $35.6
Miscellaneous:
  Investment revenue                             20.9            25.3
  Interest revenue - notes receivable
    from AGFI                                     3.9             3.7
  Writedowns on real estate owned                (2.0)           (2.3)
  Net recovery on sales of real estate owned      0.9             0.3
  Net gain on sales of real estate loans
    held for sale                                 0.7             3.5
  Other                                           3.2             2.9

Total                                           $90.7           $69.0

Amount change                                   $21.7           $23.8
Percent change                                    31%             53%


Other revenues increased for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to higher service fee income from a non-subsidiary affiliate, partially offset by lower investment revenue. Service fee income from a non-subsidiary affiliate increased due to higher AIG Bank real estate loan production using our centralized real estate segment's services.

Investment revenue was affected by the following:

                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Average invested assets                         $1,408.2     $1,339.1
Investment portfolio yield                         6.50%        7.14%
Net realized (losses) gains on
  investments                                   $   (2.3)    $    0.8

Interest Expense

The impact of using swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Long-term debt                                  $   161.3   $   112.1
Short-term debt                                      31.5        23.5

Total                                           $   192.8   $   135.6

Amount change                                   $    57.2        (6.2)
Percent change                                        42%        (4)%

Average borrowings                              $18,795.6   $14,038.0
Borrowing cost                                      4.11%       3.87%


Interest expense increased (decreased) due to the following:

                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Increase in average borrowings                  $ 46.0         $ 14.7
Increase (decrease) in borrowing cost             11.2          (20.9)

Total                                           $ 57.2         $ (6.2)


Average borrowings by type and changes in average borrowings when compared to the same period for the previous year were as follows:

                                  Three Months Ended March 31,
                                  2005                   2004
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $14,620.7   $4,135.9   $10,484.8   $1,192.1
Short-term debt             4,174.9      621.7     3,553.2      124.9

Total                     $18,795.6   $4,757.6   $14,038.0   $1,317.0

Percent change                             34%                    10%


AGFC issued $6.7 billion of long-term debt during the last twelve months. The proceeds of these long-term debt issuances were used to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2005                2004
                               Rate      Change     Rate      Change

Long-term debt                 4.41%       13 bp    4.28%     (76) bp
Short-term debt                3.06        41       2.65      (24)

Total                          4.11        24       3.87      (59)


Short-term, market interest rates have risen significantly since mid-2004, when interest rates were at the lowest levels since the 1950s. We expect our borrowing costs to continue rising over the remainder of 2005, particularly for short-term debt. Our actual future borrowing costs will be dependent upon general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.


Operating Expenses

Operating expenses were as follows:
                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Salaries and benefits                           $130.4         $118.3
Other                                             73.7           69.8

Total                                           $204.1         $188.1

Amount change                                   $ 16.0         $ 27.6
Percent change                                      9%            17%

Operating expenses as a percentage
  of average net receivables                     3.99%          4.94%


Operating expenses increased for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to growth in our centralized real estate business segment, including higher salaries and benefits expenses. Approximately $58.6 million of the Company's operating expenses for the three months ended March 31, 2005 were directly related to the centralized real estate business segment, compared to $43.7 million for the same period in 2004. The increase in salaries and benefits reflected approximately 620 centralized real estate employees hired during the last twelve months. The decrease in operating expenses as a percentage of average net receivables for the three months ended March 31, 2005 when compared to the same period in 2004 reflected higher average net receivables and continued emphasis on controlling operating expenses, partially offset by growth in our centralized real estate business segment.

Provision for Finance Receivable Losses
                                                    At or for the
                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Provision for finance receivable
  losses                                        $ 63.2         $ 58.2
  Amount change                                 $  5.0         $(11.3)
  Percent change                                    9%          (16)%

Net charge-offs                                 $ 63.0         $ 68.0
Charge-off ratio                                 1.24%          1.80%
Charge-off coverage                              1.77x          1.64x

60 day+ delinquency                             $423.4         $464.0
Delinquency ratio                                1.98%          2.89%

Allowance for finance receivable
  losses                                        $445.9         $445.6
Allowance ratio                                  2.12%          2.84%


Net charge-offs by type and changes in net charge-offs when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                   2005                   2004
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $14.2       $(0.4)     $14.6       $ 2.3
Non-real estate loans         40.2        (3.1)      43.3        (5.3)
Retail sales finance           8.6        (1.5)      10.1        (1.5)

Total                        $63.0       $(5.0)     $68.0       $(4.5)


The improvement in net charge-offs for the three months ended March 31, 2005 when compared to the same period in 2004 was primarily due to the improving economy.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2005                2004
                               Ratio     Change     Ratio     Change

Real estate loans              0.36%     (17) bp    0.53%       -  bp
Non-real estate loans          5.41      (63)       6.04      (73)
Retail sales finance           2.59      (55)       3.14      (32)

Total                          1.24      (56)       1.80      (34)


The improvement in the charge-off ratio for the three months ended March 31, 2005 when compared to the same period in 2004 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

                                            March 31,
                                   2005                   2004
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $262.1     $(25.8)     $287.9     $(23.0)
Non-real estate loans         132.0      (11.2)      143.2      (17.0)
Retail sales finance           29.3       (3.6)       32.9       (5.9)

Total                        $423.4     $(40.6)     $464.0     $(45.9)


Delinquency at March 31, 2005 was favorably impacted by the improving economy.

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

                                            March 31,
                                     2005                2004
                              Ratio     Change      Ratio     Change

Real estate loans              1.57%    (92) bp     2.49%     (81) bp
Non-real estate loans          4.03     (48)        4.51      (63)
Retail sales finance           2.08     (35)        2.43      (30)

Total                          1.98     (91)        2.89      (76)


The delinquency ratio at March 31, 2005 improved when compared to March 31, 2004 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio.

The allowance as a percentage of net finance receivables at March 31, 2005 decreased when compared to March 31, 2004 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to lower net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Claims incurred                                 $18.4           $22.4
Change in benefit reserves                       (1.3)           (1.3)

Total                                           $17.1           $21.1

Amount change                                   $(4.0)          $ 0.7
Percent change                                  (19)%              4%


Insurance losses and loss adjustment expenses decreased for the three months ended March 31, 2005 when compared to the same period in 2004 due to lower credit insurance claims incurred, partially offset by higher non-credit insurance claims incurred.


Provision for Income Taxes
                                                 Three Months Ended
                                                      March 31,
                                                 2005           2004
                                                (dollars in millions)

Provision for income taxes                      $ 68.9         $ 58.1
  Amount change                                 $ 10.8         $ 12.5
  Percent change                                   19%            27%

Pretax income                                   $187.2         $159.9
Effective income tax rate                       36.80%         36.30%


Provision for income taxes increased for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to higher pretax income.


Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. We base the mix of fixed-rate and floating-rate debt, in part, on the nature of the finance receivables being supported.

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 42% of our borrowings at March 31, 2005 compared to 40% at March 31, 2004. Adjustable-rate net finance receivables represented 18% of our net finance receivables at March 31, 2005 compared to 23% at March 31, 2004.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.


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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

                                 March 31, 2005         December 31, 2004
                             +100 bp        -100 bp   +100 bp        -100 bp
                                         (dollars in thousands)
Assets
Net finance receivables,
  less allowance for
  finance receivable
  losses                     $(978,413)  $1,125,718   $(866,793)  $  995,086
Fixed-maturity investment
  securities                   (75,515)      76,792     (85,646)      76,189
Swap agreements                 99,160     (104,933)     87,699      (92,989)

Liabilities
Long-term debt                (338,701)     372,146    (370,521)     388,726
Swap agreements                  7,859       (8,824)      8,616       (9,180)


We derived the changes in fair values by modeling estimated cash flows of certain of our assets and liabilities. The assumptions we used adjusted cash flows to reflect changes in prepayments and calls, but did not consider loan originations, debt issuances, or new investment purchases.

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

Item 4.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of March 31, 2005 are as follows:

     The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within required timeframes. The Company's disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company's management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter. Based on an evaluation of the disclosure controls and procedures as of March 31, 2005, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)  Changes in internal control over financial reporting

     There was no change in the Company's internal control over financial reporting during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.


See Note 7. of the Notes to Condensed Consolidated Financial
Statements in Part I of this Quarterly Report on Form 10-Q.



Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


The Company had no unregistered sales of equity securities.

Item 3.  Defaults Upon Senior Securities.


The Company had no defaults upon senior securities.



Item 4.  Submission of Matters to a Vote of Security Holders.


The Company did not submit any matters to a vote of security holders.



Item 5.  Other Information.


The Company had no other information to report.



Item 6.  Exhibits.


Exhibits are listed in the Exhibit Index beginning on page 29 herein.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE CORPORATION
                                             (Registrant)


Date:  May 5, 2005               By  /s/  Donald R. Breivogel, Jr.
                                          Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges

 (31.1)    Rule 13a-14(a)/15d-14(a) Certifications

 (31.2)    Rule 13a-14(a)/15d-14(a) Certifications

 (32)      Section 1350 Certifications