Form 10-Q
period 2005-06-30
AMERICAN GENERAL FINANCE CORP
filed 2005-08-02
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-6155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
(812) 424-8031
(Registrant’s telephone number, including area code)

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

Yes         No  X

At August 2, 2005, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

AVAILABLE INFORMATION

American General Finance Corporation (AGFC) files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC).  The SEC maintains a website that contains annual, quarterly, and current reports and other information that issuers (including AGFC) file electronically with the SEC.  The SEC’s website is www.sec.gov.

The following reports are available free of charge on our Internet website www.agfinance.com as soon as reasonably practicable after we file them with or furnish them to the SEC:

•

our 2005 Current Reports on Form 8-K;

•

our 2005 Quarterly Reports on Form 10-Q; and

•

our Annual Report on Form 10-K as amended by our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004.

The information on our website is not incorporated by reference into this report.  The website addresses listed above are provided for the information of the reader and are not intended to be active links.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Revenues Finance charges	$562,685	$468,482	$1,094,009	$ 916,580
Insurance	40,809	43,679	83,318	89,380
Other: Net service fee income from a non-subsidiary affiliate	79,378	38,473	139,370	72,199
Miscellaneous	32,176	36,404	62,872	71,723
Total revenues	715,048	587,038	1,379,569	1,149,882
Expenses Interest expense	212,377	144,797	405,206	280,353
Operating expenses: Salaries and benefits	138,364	124,517	268,813	242,782
Other operating expenses	71,856	70,929	145,495	140,728
Provision for finance receivable losses	69,500	64,089	132,717	122,266
Insurance losses and loss adjustment expenses	15,953	18,000	33,101	39,127
Total expenses	508,050	422,332	985,332	825,256
Income before provision for income taxes	206,998	164,706	394,237	324,626
Provision for Income Taxes	76,967	59,931	145,864	117,984
Net Income	$130,031	$104,775	$ 248,373	$ 206,642

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Assets Net finance receivables: Real estate loans	$18,062,189	$15,411,561
Non-real estate loans	3,066,105	2,987,591
Retail sales finance	1,334,106	1,340,734
Net finance receivables	22,462,400	19,739,886
Allowance for finance receivable losses	(457,093)	(445,731)
Net finance receivables, less allowance for finance receivable losses	22,005,307	19,294,155
Investment securities	1,400,045	1,378,362
Cash and cash equivalents	168,088	151,348
Notes receivable from parent	292,705	308,923
Other assets	859,664	961,020
Total assets	$24,725,809	$22,093,808
Liabilities and Shareholder’s Equity Long-term debt	$16,428,013	$14,481,059
Short-term debt	4,375,728	4,002,472
Insurance claims and policyholder liabilities	408,868	422,957
Other liabilities	417,693	411,358
Accrued taxes	27,748	43,489
Total liabilities	21,658,050	19,361,335
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	1,179,906	1,124,906
Accumulated other comprehensive income	69,330	37,413
Retained earnings	1,813,443	1,565,074
Total shareholder’s equity	3,067,759	2,732,473
Total liabilities and shareholder’s equity	$24,725,809	$22,093,808

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities Net income	$ 248,373	$ 206,642
Reconciling adjustments: Provision for finance receivable losses	132,717	122,266
Depreciation and amortization	80,125	84,945
Deferral of finance receivable origination costs	(42,034)	(39,490)
Deferred income tax (benefit) charge	(20,083)	2,420
Origination of real estate loans held for sale	(88,234)	(60,261)
Sales and principal collections of real estate loans held for sale	42,024	74,407
Change in other assets and other liabilities	(2,177)	129,838
Change in insurance claims and policyholder liabilities	(14,089)	(10,012)
Change in taxes receivable and payable	(16,014)	2,452
Other, net	(7,216)	(4,273)
Net cash provided by operating activities	313,392	508,934
Cash Flows from Investing Activities Finance receivables originated or purchased	(6,774,614)	(6,355,450)
Principal collections on finance receivables	3,947,112	3,569,182
Investment securities purchased	(212,678)	(357,506)
Investment securities called and sold	177,495	326,050
Investment securities matured	16,000	6,100
Change in notes receivable from parent	16,218	(20,851)
Change in premiums on finance receivables purchased and deferred charges	(16,964)	(11,878)
Other, net	(12,038)	(6,951)
Net cash used for investing activities	(2,859,469)	(2,851,304)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	3,328,119	2,871,508
Repayment of long-term debt	(1,193,558)	(683,002)
Change in short-term debt	373,256	112,510
Capital contribution from parent	55,000	103,000
Net cash provided by financing activities	2,562,817	2,404,016
Increase in cash and cash equivalents	16,740	61,646
Cash and cash equivalents at beginning of period	151,348	136,223
Cash and cash equivalents at end of period	$ 168,088	$ 197,869

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income	$130,031	$104,775	$248,373	$206,642
Other comprehensive gain (loss): Changes in net unrealized gains (losses): Investment securities	27,372	(52,972)	1,104	(37,285)
Swap agreements	(23,144)	23,569	30,602	15,776
Minimum pension liability	-	-	(2,247)	-
Income tax effect: Investment securities	(9,579)	18,541	(386)	13,050
Swap agreements	8,100	(8,249)	(10,710)	(5,521)
Minimum pension liability	-	-	876	-
Changes in net unrealized gains (losses), net of tax	2,749	(19,111)	19,239	(13,980)
Reclassification adjustments for realized losses included in net income: Investment securities	1,909	932	4,216	163
Swap agreements	7,787	15,224	15,289	30,813
Income tax effect: Investment securities	(669)	(326)	(1,476)	(57)
Swap agreements	(2,725)	(5,329)	(5,351)	(10,785)
Realized losses included in net income, net of tax	6,302	10,501	12,678	20,134
Other comprehensive gain (loss), net of tax	9,051	(8,610)	31,917	6,154
Comprehensive income	$139,082	$ 96,165	$280,290	$212,796

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2005

Note 1.  Basis of Presentation

American General Finance Corporation will be referred to as “AGFC” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company” or “we”.  We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States for interim periods.  The statements include the accounts of AGFC and its subsidiaries, all of which are wholly owned.  We eliminated all intercompany items.  AGFC is a wholly owned subsidiary of American General Finance, Inc. (AGFI).  AGFI is an indirect wholly owned subsidiary of American International Group, Inc. (AIG).

We made all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair statement of the Company’s condensed consolidated financial statements.  You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.  To conform to the 2005 presentation, we reclassified certain items in the prior period.

Note 2.  Finance Receivables

Components of net finance receivables by type were as follows:

	June 30, 2005
	Real Estate Loans	Non-Real Estate Loans	Retail Sales Finance	Total
	(dollars in thousands)
Gross receivables	$17,965,932	$3,378,542	$1,451,111	$22,795,585
Unearned finance charges and points and fees	(125,352)	(380,664)	(131,199)	(637,215)
Accrued finance charges	110,894	37,612	14,473	162,979
Deferred origination costs	30,799	29,655	-	60,454
Premiums, net of discounts	79,916	960	(279)	80,597
Total	$18,062,189	$3,066,105	$1,334,106	$22,462,400

	December 31, 2004
	Real Estate Loans	Non-Real Estate Loans	Retail Sales Finance	Total
	(dollars in thousands)
Gross receivables	$15,332,989	$3,303,758	$1,460,622	$20,097,369
Unearned finance charges and points and fees	(124,147)	(386,533)	(134,465)	(645,145)
Accrued finance charges	98,495	39,047	14,663	152,205
Deferred origination costs	29,516	29,375	-	58,891
Premiums, net of discounts	74,708	1,944	(86)	76,566
Total	$15,411,561	$2,987,591	$1,340,734	$19,739,886

Note 3.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of period	$445,926	$445,613	$445,731	$455,402
Provision for finance receivable losses	69,500	64,089	132,717	122,266
Charge-offs	(71,271)	(75,315)	(147,316)	(155,098)
Recoveries	12,938	11,292	25,961	23,109
Balance at end of period	$457,093	$445,679	$457,093	$445,679

Note 4.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt but is neither a dealer nor a trader in derivative financial instruments.  AGFC’s derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

We design our interest rate and foreign currency swap agreements to qualify as cash flow hedges or fair value hedges.  While our equity-indexed swap agreement mitigates economic exposure of related equity-indexed debt, this swap agreement does not qualify as a cash flow or fair value hedge under GAAP.  At June 30, 2005, equity-indexed debt was immaterial.

Note 5.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Net unrealized gains on investment securities	$46,973	$43,515
Net unrealized gains (losses) on swap agreements	23,728	(6,102)
Net unrealized losses on minimum pension liability	(1,371)	-
Accumulated other comprehensive income	$69,330	$37,413

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

•

originate real estate loans secured by first or second mortgages on residential real estate, which may be closed-end accounts or open-end home equity lines of credit;

•

originate secured and unsecured non-real estate loans;

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchase private label receivables originated by AIG Federal Savings Bank (AIG Bank) under a participation agreement.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders.  We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we:

•

provide, for fees, marketing services, certain origination processing services, loan servicing, and related services for AIG Bank;

•

originate real estate loans for transfer to the centralized real estate servicing center;

•

originate real estate loans for sale to investors with servicing released to the purchaser; and

•

service a portfolio of real estate loans generated through:

•

portfolio acquisitions from third party lenders;

•

correspondent relationships;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages; or

•

advances on home equity lines of credit.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, credit involuntary unemployment, and non-credit insurance covering our customers and the property pledged as collateral through products that the branch business segment offers its customers.  We also monitor our finance receivables to ensure that the related collateral is adequately protected.

Information about the Company’s segments as well as reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

For the three months ended June 30, 2005:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$430,265	$160,899	$ -	$591,164
Insurance	170	-	40,639	40,809
Other	(637)	80,697	25,417	105,477
Intercompany	19,504	429	(16,183)	3,750
Pretax income	121,078	78,243	26,426	225,747

For the three months ended June 30, 2004:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$413,784	$80,786	$ -	$494,570
Insurance	188	-	43,491	43,679
Other	(2,401)	43,777	25,440	66,816
Intercompany	20,526	206	(17,641)	3,091
Pretax income	119,853	31,919	25,415	177,187

For the six months ended June 30, 2005:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$852,013	$297,471	$ -	$1,149,484
Insurance	347	-	82,971	83,318
Other	(2,178)	143,618	49,241	190,681
Intercompany	39,671	804	(33,099)	7,376
Pretax income	265,907	110,089	50,844	426,840

For the six months ended June 30, 2004:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$829,131	$141,452	$ -	$970,583
Insurance	391	-	88,989	89,380
Other	(5,874)	81,307	49,699	125,132
Intercompany	41,461	444	(35,737)	6,168
Pretax income	252,588	47,153	47,563	347,304

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Pretax income: Segments	$225,747	$177,187	$426,840	$347,304
Corporate	(16,749)	(11,230)	(28,245)	(22,147)
Adjustments	(2,000)	(1,251)	(4,358)	(531)
Consolidated pretax income	$206,998	$164,706	$394,237	$324,626

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF MANAGEMENT’S RESPONSIBILITY

The Company’s management is responsible for the integrity and fair statement of our condensed consolidated financial statements and all other financial information presented in this report.  We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP) for interim periods.  We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

The Company’s management is responsible for establishing and maintaining an internal control structure and procedures for financial reporting.  We designed these systems to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded according to GAAP under management’s direction and that financial records are reliable to prepare financial statements.  We support the internal control structure with careful selection, training and development of qualified personnel.  The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity.  In 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  We do not allow loans to executive officers.  The aforementioned systems include a documented organizational structure and policies and procedures that we communicate throughout the Company.  Our internal auditors report directly to AIG to strengthen independence.  They continually monitor the operation of our internal controls and report their findings to the Company’s management, AIG’s management, and AIG’s internal audit department.  We take prompt action to correct control deficiencies and improve the systems.  The Company’s management assesses any changes to our internal control structure quarterly.  Based on these assessments, management has concluded that the internal control structure and the procedures for financial reporting have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control.  These statements may address, among other things, the Company’s strategy for growth, product development, regulatory approvals, market position, financial results and reserves.  The Company’s actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements.  The important factors, many of which are outside of our control, which could cause the Company’s actual results to differ, possibly materially, include, but are not limited to, the following:

•

changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we access capital and invest cash flows from the insurance business segment;

•

changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels and the formation of business combinations among our competitors;

•

the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or inability to repay;

•

shifts in collateral values, contractual delinquencies, and credit losses;

•

levels of unemployment and personal bankruptcies;

•

our ability to access capital markets and maintain our credit rating position;

•

changes in laws or regulations that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products;

•

the costs and effects of any litigation or governmental inquiries or investigations that are determined adversely to the Company;

•

changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•

our ability to integrate the operations of any acquisitions into our businesses;

•

changes in our ability to attract and retain employees or key executives to support our businesses; and

•

natural or accidental events such as fires or floods affecting our branches or other operating facilities.

We also direct readers to other risks and uncertainties discussed in other documents we file with the SEC.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING ESTIMATES

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses.  Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly.  The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses.  If its review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses.  We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments.  We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions the Credit Strategy and Policy Committee considered to support its conclusions.  See Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as defined by SEC rules.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables.  We base the mix of debt and equity primarily upon maintaining leverage that supports cost-effective funding.

	June 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(dollars in millions)
Long-term debt	$16,428.0	69%	$12,883.8	69%
Short-term debt	4,375.7	18	3,297.0	18
Total debt	20,803.7	87	16,180.8	87
Equity	3,067.8	13	2,367.3	13
Total capital	$23,871.5	100%	$18,548.1	100%
Net finance receivables	$22,462.4		$17,488.3
Debt to equity ratio	6.78x		6.84x
Debt to tangible equity ratio	7.49x		7.51x

Reconciliations of equity to tangible equity were as follows:

	June 30,
	2005	2004
	(dollars in millions)
Equity	$3,067.8	$2,367.3
Goodwill	(220.5)	(220.5)
Accumulated other comprehensive (income) loss	(69.3)	8.8
Tangible equity	$2,778.0	$2,155.6

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term.  AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years.  AGFC obtains most of our floating-rate funding by issuing and refinancing commercial paper and through issuances of long-term, floating-rate debt.  We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors.  At June 30, 2005, short-term debt included $3.6 billion of commercial paper.  AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days.  At June 30, 2005, short-term debt included $766.5 million of extendible commercial notes.

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific debt issuances.  AGFC’s objective is to achieve net U.S. dollar, fixed or floating interest exposure at costs not materially different from costs AGFC would have incurred by issuing debt for the same net exposure without using derivatives.  Accordingly, this cost differential did not have a material effect on the Company’s net income during the six months ended June 30, 2005 or 2004.

AGFC has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount, which is currently 7.5 to 1.  Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay.

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements.  At June 30, 2005, AGFC had committed credit facilities totaling $3.5 billion, consisting of a $1.5 billion multi-year facility and $2.0 billion of credit facilities with commitments of less than one year (but with one-year term out provisions upon drawdown) under which AGFI was an eligible borrower for up to $660.0 million.  The annual commitment fees for the facilities were based upon AGFC’s long-term credit ratings and averaged 0.07% at June 30, 2005.  On July 14, 2005, $2.0 billion of AGFC’s credit facilities with commitments of less than one year which expired on that date were resyndicated, and the amount was increased to $2.1 billion, under which AGFI is an eligible borrower for up to $400.0 million.  We also resyndicated the multi-year facility on July 14, 2005, increasing its amount to $2.1 billion and extending its termination date until July 2010.

At June 30, 2005, AGFC and certain of its subsidiaries also had an uncommitted credit facility totaling $50.0 million which was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility.

There were no amounts outstanding under any facility at June 30, 2005 or June 30, 2004.  AGFC does not guarantee any borrowings of AGFI.

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

•

maintain a finance receivable portfolio comprised mostly of real estate loans, which generally represent a lower risk of customer non-payment;

•

monitor finance receivables using our credit risk and asset/liability management systems;

•

maintain an investment securities portfolio of predominantly investment grade, liquid securities; and

•

maintain a capital structure appropriate to our asset base.

Principal sources and uses of cash were as follows:

	Six Months Ended June 30,
	2005	2004
	(dollars in millions)
Principal sources of cash: Net issuances of debt	$2,507.8	$2,301.0
Operations	313.4	508.9
Capital contributions	55.0	103.0
Total	$2,876.2	$2,912.9
Principal uses of cash: Net originations and purchases of finance receivables	$2,827.5	$2,786.3

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence.  These results should allow continued access to capital markets to issue our commercial paper and long-term debt.  We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources.  These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt.  At June 30, 2005 and June 30, 2004 that percentage was 17%.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements.  At June 30, 2005, we had $3.5 billion of committed bank credit facilities, and these facilities were increased to $4.3 billion in July 2005.

•

As of June 30, 2005, we had effective shelf registration statements that provided AGFC with the ability to issue up to $2.6 billion of long-term debt securities registered under the Securities Act of 1933.  AGFC could issue these securities as traditional public term debt, retail notes, or equity index-linked notes, among other forms.

•

We have established AGFC as an issuer in the international capital markets.

•

We have the ability to sell, on a whole loan basis, or sell for securitization a portion of our finance receivables.

•

We collected principal payments on our finance receivables totaling $7.6 billion in the past twelve months.  We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during this period, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and dividend, subject to certain limits, cash from the securities sales.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Net income	$130.0	$104.8	$248.4	$206.6
Amount change	$ 25.2	$ 2.4	$ 41.8	$ 20.3
Percent change	24%	2%	20%	11%
Return on average assets	2.15%	2.24%	2.11%	2.30%
Return on average equity	17.57%	18.82%	17.24%	19.05%
Ratio of earnings to fixed charges	1.95x	2.10x	1.95x	2.12x

See Note 6. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Real estate loans	$ 363.5	$ 271.4	$ 696.2	$ 520.2
Non-real estate loans	157.2	152.6	313.0	306.3
Retail sales finance	42.0	44.5	84.8	90.1
Total	$ 562.7	$ 468.5	$ 1,094.0	$ 916.6
Amount change	$ 94.2	$ 45.1	$ 177.4	$ 62.5
Percent change	20%	11%	19%	7%
Average net receivables	$21,836.4	$16,740.6	$21,155.2	$15,982.2
Yield	10.33%	11.24%	10.42%	11.52%

Finance charges increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Increase in average net receivables	$128.7	$ 91.7	$267.5	$135.4
Decrease in yield	(34.5)	(46.6)	(84.9)	(77.0)
(Decrease) increase in number of days	-	-	(5.2)	4.1
Total	$ 94.2	$ 45.1	$177.4	$ 62.5

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$17,511.3	$4,888.0	$12,623.3	$3,238.8
Non-real estate loans	3,017.5	123.4	2,894.1	83.3
Retail sales finance	1,307.6	84.4	1,223.2	(39.1)
Total	$21,836.4	$5,095.8	$16,740.6	$3,283.0
Percent change		30%		24%

	Six Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$16,845.1	$4,991.2	$11,853.9	$2,473.3
Non-real estate loans	2,995.2	114.5	2,880.7	49.6
Retail sales finance	1,314.9	67.3	1,247.6	(46.4)
Total	$21,155.2	$5,173.0	$15,982.2	$2,476.5
Percent change		32%		18%

The low interest rate environment contributed to the increase in real estate loan average net receivables.  Real estate loan production arising from our centralized real estate origination services represented $4.3 billion of our real estate loan originations during the last twelve months.  In addition, real estate loan production continued to benefit from correspondent relationships we have established.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Yield	Change	Yield	Change
Real estate loans	8.33%	(32) bp	8.65%	(105) bp
Non-real estate loans	20.88	(27)	21.15	(19)
Retail sales finance	12.86	(174)	14.60	(22)
Total	10.33	(91)	11.24	(137)

	Six Months Ended June 30,
	2005		2004
	Yield	Change	Yield	Change
Real estate loans	8.33%	(49) bp	8.82%	(101) bp
Non-real estate loans	21.00	(33)	21.33	(8)
Retail sales finance	12.97	(152)	14.49	(25)
Total	10.42	(110)	11.52	(121)

Yield decreased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to the low interest rate environment and the larger proportion of finance receivables that are real estate loans.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Earned premiums	$40.5	$44.2	$82.8	$88.9
Commissions	0.3	(0.5)	0.5	0.5
Total	$40.8	$43.7	$83.3	$89.4
Amount change	$(2.9)	$ 1.0	$(6.1)	$ 1.0
Percent change	(7)%	2%	(7)%	1%

Earned premiums decreased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to declining credit and non-credit premium volume.  We continued to experience decreases in the number of non-real estate loan customers, who historically have purchased the majority of our insurance products, due to the low mortgage interest rate environment.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Net service fee income from a non-subsidiary affiliate	$ 79.4	$ 38.5	$139.4	$ 72.2
Miscellaneous: Investment revenue	21.6	22.9	42.5	48.3
Interest revenue – notes receivable from AGFI	4.4	3.8	8.4	7.6
Net gain on sales of real estate loans held for sale	1.9	6.7	5.6	12.1
Writedowns on real estate owned	(1.7)	(2.4)	(3.7)	(4.7)
Net recovery on sales of real estate owned	1.3	0.8	2.2	1.1
Other	4.7	4.6	7.8	7.3
Total	$111.6	$ 74.9	$202.2	$143.9
Amount change	$ 36.7	$(13.7)	$ 58.3	$ 10.1
Percent change	49%	(15)%	41%	8%

Other revenues increased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to higher net service fee income from a non-subsidiary affiliate, partially offset by lower net gain on sales of real estate loans held for sale and lower investment revenue.  Net service fee income from a non-subsidiary affiliate increased due to higher AIG Bank real estate loan production using our centralized real estate segment’s services.  Our mortgage origination subsidiaries have entered into agreements with AIG Bank whereby for fees these subsidiaries provide marketing services, certain origination processing services, loan servicing, and related services for AIG Bank’s origination and sale of non-conforming residential real estate loans.  The subsidiaries assume financial responsibility for recourse exposure pertaining to these loans.  We net the provisions for recourse from service fees in net service fee income from a non-subsidiary affiliate.

Investment revenue was affected by the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Average invested assets	$1,419.5	$1,347.1	$1,413.8	$1,344.0
Investment portfolio yield	6.45%	6.84%	6.49%	7.00%
Net realized losses on investments	$ (1.9)	$ (0.9)	$ (4.2)	$ (0.2)

Interest Expense

The impact of using swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below.  Interest expense by type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Long-term debt	$ 173.2	$ 120.7	$ 334.5	$ 232.8
Short-term debt	39.2	24.1	70.7	47.6
Total	$ 212.4	$ 144.8	$ 405.2	$ 280.4
Amount change	$ 67.6	$ 10.2	$ 124.8	$ 4.0
Percent change	47%	8%	45%	1%
Average borrowings	$20,149.2	$15,422.7	$19,472.4	$14,730.4
Borrowing cost	4.21%	3.75%	4.17%	3.81%

Interest expense increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Increase in average borrowings	$ 44.3	$ 28.1	$ 90.3	$ 42.8
Increase (decrease) in borrowing cost	23.3	(17.9)	34.5	(38.8)
Total	$ 67.6	$ 10.2	$124.8	$ 4.0

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Long-term debt	$15,637.1	$4,022.7	$11,614.4	$2,394.3
Short-term debt	4,512.1	703.8	3,808.3	229.7
Total	$20,149.2	$4,726.5	$15,422.7	$2,624.0
Percent change		31%		21%

	Six Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Long-term debt	$15,128.9	$4,079.3	$11,049.6	$1,793.2
Short-term debt	4,343.5	662.7	3,680.8	177.4
Total	$19,472.4	$4,742.0	$14,730.4	$1,970.6
Percent change		32%		15%

AGFC issued $6.1 billion of long-term debt during the last twelve months.  We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Rate	Change	Rate	Change
Long-term debt	4.42%	27 bp	4.15%	(63) bp
Short-term debt	3.48	94	2.54	(22)
Total	4.21	46	3.75	(46)

	Six Months Ended June 30,
	2005		2004
	Rate	Change	Rate	Change
Long-term debt	4.42%	21 bp	4.21%	(71) bp
Short-term debt	3.28	69	2.59	(24)
Total	4.17	36	3.81	(53)

Short-term, market interest rates have risen significantly since mid-2004, when interest rates were at the lowest levels since the 1950s.  We expect our borrowing costs to continue rising over the remainder of 2005, particularly for short-term debt.  Our actual future borrowing costs will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Salaries and benefits	$138.4	$124.5	$268.8	$242.8
Other operating expenses	71.8	70.9	145.5	140.7
Total	$210.2	$195.4	$414.3	$383.5
Amount change	$ 14.8	$ 25.6	$ 30.8	$ 53.2
Percent change	8%	15%	8%	16%
Operating expenses as a percentage of average net receivables	3.85%	4.67%	3.92%	4.80%

Operating expenses increased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to growth in our centralized real estate business segment, including higher salaries and benefits expenses.  Approximately $66.0 million of the Company’s operating expenses for the three months ended June 30, 2005 and $124.6 million of such expenses for the six months ended June 30, 2005 were directly related to the centralized real estate business segment, compared to $53.3 million for the three months ended June 30, 2004 and $97.0 million for the six months ended June 30, 2004.  The increase in salaries and benefits reflected approximately 690 centralized real estate employees hired during the last twelve months.  The decrease in operating expenses as a percentage of average net receivables for the three and six months ended June 30, 2005 when compared to the same periods in 2004 reflected higher average net receivables and continued emphasis on controlling operating expenses, partially offset by growth in our centralized real estate business segment.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Provision for finance receivable losses	$ 69.5	$ 64.1	$132.7	$122.3
Amount change	$ 5.4	$(10.6)	$ 10.4	$(21.8)
Percent change	8%	(14)%	9%	(15)%
Net charge-offs	$ 58.3	$ 64.0	$121.3	$132.0
Charge-off ratio	1.08%	1.56%	1.16%	1.67%
Charge-off coverage	1.96x	1.74x	1.88x	1.69x
60 day+ delinquency			$419.6	$451.4
Delinquency ratio			1.84%	2.53%
Allowance for finance receivable losses			$457.1	$445.7
Allowance ratio			2.03%	2.55%

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$13.6	$(0.3)	$13.9	$(0.7)
Non-real estate loans	36.8	(4.2)	41.0	(5.9)
Retail sales finance	7.9	(1.2)	9.1	(2.1)
Total	$58.3	$(5.7)	$64.0	$(8.7)

	Six Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$ 27.8	$ (0.7)	$ 28.5	$ 1.6
Non-real estate loans	77.0	(7.4)	84.4	(11.1)
Retail sales finance	16.5	(2.6)	19.1	(3.6)
Total	$121.3	$(10.7)	$132.0	$(13.1)

The improvement in net charge-offs for the three and six months ended June 30, 2005 when compared to the same periods in 2004 was primarily due to the improving economy.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Ratio	Change	Ratio	Change
Real estate loans	0.32%	(13) bp	0.45%	(17) bp
Non-real estate loans	4.91	(78)	5.69	(99)
Retail sales finance	2.41	(55)	2.96	(57)
Total	1.08	(48)	1.56	(60)

	Six Months Ended June 30,
	2005		2004
	Ratio	Change	Ratio	Change
Real estate loans	0.33%	(16) bp	0.49%	(8) bp
Non-real estate loans	5.16	(70)	5.86	(87)
Retail sales finance	2.50	(55)	3.05	(44)
Total	1.16	(51)	1.67	(48)

The improvement in the charge-off ratios for the three and six months ended June 30, 2005 when compared to the same periods in 2004 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

	June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$256.5	$(20.0)	$276.5	$(40.6)
Non-real estate loans	135.1	(8.8)	143.9	(19.6)
Retail sales finance	28.0	(3.0)	31.0	(6.0)
Total	$419.6	$(31.8)	$451.4	$(66.2)

Delinquency at June 30, 2005 was favorably impacted by the improving economy.

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

	June 30,
	2005		2004
	Ratio	Change	Ratio	Change
Real estate loans	1.43%	(65) bp	2.08%	(130) bp
Non-real estate loans	4.00	(45)	4.45	(78)
Retail sales finance	1.93	(37)	2.30	(35)
Total	1.84	(69)	2.53	(120)

The delinquency ratio at June 30, 2005 improved when compared to June 30, 2004 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses.  We believe the amount of the allowance for finance receivable losses is the most significant estimate we make.  In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio.  The increase in the allowance for finance receivable losses at June 30, 2005 when compared to June 30, 2004 was through the provision for finance receivable losses during the period totaling $11.4 million.

The allowance ratio at June 30, 2005 decreased when compared to June 30, 2004 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to lower net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Claims incurred	$17.1	$19.0	$35.6	$41.4
Change in benefit reserves	(1.1)	(1.0)	(2.5)	(2.3)
Total	$16.0	$18.0	$33.1	$39.1
Amount change	$(2.0)	$ 2.8	$(6.0)	$ 3.6
Percent change	(11)%	19%	(15)%	10%

Insurance losses and loss adjustment expenses decreased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 due to lower credit insurance claims incurred.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Provision for income taxes	$ 77.0	$ 59.9	$145.9	$118.0
Amount change	$ 17.1	$ 1.9	$ 27.9	$ 14.4
Percent change	28%	3%	24%	14%
Pretax income	$207.0	$164.7	$394.2	$324.6
Effective income tax rate	37.18%	36.39%	37.00%	36.34%

Provision for income taxes increased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to higher pretax income.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt.  AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases.  Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt.  Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 43% of our borrowings at June 30, 2005 compared to 36% at June 30, 2004.  Adjustable-rate net finance receivables represented 15% of our net finance receivables at June 30, 2005 compared to 21% at June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The fair values of certain of our assets and liabilities are sensitive to changes in market interest rates.  The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities.  In the aggregate, the estimated impact of an immediate and sustained 100 basis point increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position.

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

	June 30, 2005		December 31, 2004
	+100 bp	-100 bp	+100 bp	-100 bp
	(dollars in thousands)
Assets Net finance receivables, less allowance for finance receivable losses	$(1,024,610)	$1,176,937	$(866,793)	$995,086
Fixed-maturity investment securities	(83,769)	86,666	(85,646)	76,189
Swap agreements	74,440	(82,412)	87,699	(92,989)
Liabilities Long-term debt	(354,250)	370,736	(370,521)	388,726
Swap agreements	(20,904)	22,927	8,616	(9,180)

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

Item 4.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company’s disclosure controls and procedures based on their evaluation of these controls and procedures as of June 30, 2005 are as follows:

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within required timeframes.  The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter.  Based on an evaluation of the disclosure controls and procedures as of June 30, 2005, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

The Company did not submit any matters to a vote of its security holder.

Item 5.  Other Information.

The Company had no other information to report.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 32 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	August 2, 2005	By	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

 (12)

Computation of Ratio of Earnings to Fixed Charges

 (31.1)

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance Corporation

 (31.2)

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance Corporation

 (32)

Section 1350 Certifications