Form 10-Q
period 2006-03-31
AMERICAN GENERAL FINANCE CORP
filed 2006-05-11
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	March 31, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-6155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At May 11, 2006, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

Explanatory Note

As previously announced, on March 20, 2006, American General Finance Corporation (“AGFC”, or collectively with its subsidiaries, whether directly or indirectly owned, the “Company” or “we”) determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement related to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. We did not separately amend our Quarterly Reports on Form 10-Q for periods affected by the restatement. Any disclosures in any such amendments to our Form 10-Q for periods affected by the restatement would in large part repeat the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

We have included the restated financial information at and for the three months ended March 31, 2005 in this report. See Restatement in Item 2 and Item 4 for further information on this restatement.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Financial Statements (Unaudited)	4
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	4.	Controls and Procedures	32
Part II	1.	Legal Proceedings	33
	6.	Exhibits	33

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2006	2005
(dollars in thousands)		Restated
Revenues Finance charges	$588,171	$531,324
Insurance	39,107	42,509
Net service fees from affiliates	51,153	59,992
Investment	22,737	20,922
Other	20,511	46,091
Total revenues	721,679	700,838
Expenses Interest expense	254,086	190,509
Operating expenses: Salaries and benefits	144,207	130,449
Other operating expenses	76,281	73,639
Provision for finance receivable losses	31,992	63,217
Insurance losses and loss adjustment expenses	15,809	17,148
Total expenses	522,375	474,962
Income before provision for income taxes	199,304	225,876
Provision for Income Taxes	73,483	82,421
Net Income	$125,821	$143,455

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2006	2005
Assets Net finance receivables: Real estate loans	$18,366,587	$18,208,723
Non-real estate loans	3,162,173	3,162,567
Retail sales finance	1,491,754	1,498,467
Net finance receivables	23,020,514	22,869,757
Allowance for finance receivable losses	(494,475)	(513,972)
Net finance receivables, less allowance for finance receivable losses	22,526,039	22,355,785
Investment securities	1,338,629	1,334,081
Cash and cash equivalents	191,887	183,513
Notes receivable from parent	278,223	283,050
Other assets	1,535,673	1,503,449
Total assets	$25,870,451	$25,659,878
Liabilities and Shareholder’s Equity Long-term debt	$17,220,692	$18,092,860
Short-term debt	4,545,607	3,492,014
Insurance claims and policyholder liabilities	390,148	398,051
Other liabilities	442,470	476,649
Accrued taxes	80,375	19,579
Total liabilities	22,679,292	22,479,153
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	1,179,906	1,179,906
Accumulated other comprehensive income	17,549	32,858
Retained earnings	1,988,624	1,962,881
Total shareholder’s equity	3,191,159	3,180,725
Total liabilities and shareholder’s equity	$25,870,451	$25,659,878

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2006	2005
(dollars in thousands)		Restated
Cash Flows from Operating Activities Net Income	$ 125,821	$ 143,455
Reconciling adjustments: Provision for finance receivable losses	31,992	63,217
Depreciation and amortization	34,880	40,239
Deferral of finance receivable origination costs	(16,945)	(19,321)
Deferred income tax (benefit) charge	(2,194)	2,024
Origination of real estate loans held for sale	(858,509)	(19,587)
Sales and principal collections of real estate loans held for sale	325,110	17,328
Change in other assets and other liabilities	2,323	56,364
Change in insurance claims and policyholder liabilities	(7,903)	(11,749)
Change in taxes receivable and payable	79,516	62,534
Other, net	9,850	2,587
Net cash (used for) provided by operating activities	(276,059)	337,091
Cash Flows from Investing Activities Finance receivables originated or purchased	(2,161,821)	(3,310,178)
Principal collections on finance receivables	1,943,310	1,909,919
Sale of finance receivables to AGFI subsidiary for securitization	509,617	-
Investment securities purchased	(78,603)	(125,204)
Investment securities called and sold	47,016	79,967
Investment securities matured	125	16,000
Change in notes receivable from parent	4,827	9,350
Change in premiums on finance receivables purchased and deferred charges	(255)	(9,233)
Other, net	(5,893)	(6,585)
Net cash provided by (used for) investing activities	258,323	(1,435,964)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	-	1,765,588
Repayment of long-term debt	(927,405)	(583,000)
Change in short-term debt	1,053,593	(43,869)
Capital contribution from parent	-	15,000
Dividends paid	(100,078)	-
Net cash provided by financing activities	26,110	1,153,719
Increase in cash and cash equivalents	8,374	54,846
Cash and cash equivalents at beginning of period	183,513	151,348
Cash and cash equivalents at end of period	$ 191,887	$ 206,194

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended March 31,	2006	2005
(dollars in thousands)		Restated
Net income	$125,821	$143,455
Other comprehensive loss: Changes in net unrealized (losses) gains: Investment securities	(28,202)	(26,268)
Swap agreements	4,784	22,611
Minimum pension liability	(2,516)	(2,247)
Income tax effect: Investment securities	9,871	9,193
Swap agreements	(1,675)	(7,912)
Minimum pension liability	981	876
Changes in net unrealized losses, net of tax	(16,757)	(3,747)
Reclassification adjustments for realized losses included in net income: Investment securities	986	2,307
Swap agreements	1,241	-
Income tax effect: Investment securities	(345)	(807)
Swap agreements	(434)	-
Realized losses included in net income, net of tax	1,448	1,500
Other comprehensive loss, net of tax	(15,309)	(2,247)
Comprehensive income	$110,512	$141,208

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2006

Note 1.  Basis of Presentation

American General Finance Corporation will be referred to as “AGFC” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company” or “we”. AGFC is a wholly owned subsidiary of American General Finance, Inc. (AGFI). AGFI is an indirect wholly owned subsidiary of American International Group, Inc. (AIG).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP) for interim periods. These statements are unaudited. The statements include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made all material adjustments, including normal and nonrecurring adjustments, for a fair statement of the Company’s condensed consolidated financial statements. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. To conform to the 2006 presentation, we reclassified certain items in the prior period.

Note 2.  Correction of Accounting Error

We restated our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement related to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following tables show the restatement adjustments to our previously reported unaudited condensed consolidated financial data at and for the quarter ended March 31, 2005.

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

Note 3.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment”. This standard is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the share-based payment. We participate in AIG’s stock-based compensation plans, and AIG allocates to us our share of the calculated costs. Effective January 1, 2006, AIG adopted SFAS 123R utilizing the binominal model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility.

At March 31, 2006, our employees participated in the following stock-based compensation plans:

•

AIG Stock Option Plan

Certain key employees of AIG and its subsidiaries and members of the AIG Board of Directors can be granted options to purchase a maximum of 45,000,000 shares of AIG common stock in the aggregate at prices not less than fair market value at the grant date. The maximum number of shares that may be granted to any one grantee is limited to 900,000 in any one year. Options generally vest over four years (25 percent vesting per year) and expire 10 years from the date of grant.

•

AIG Stock Incentive Plan

Equity-based or equity-related awards with respect to shares of AIG common stock can be issued to employees of AIG and its subsidiaries in any year up to a maximum of that number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. The maximum award that a grantee may receive under the plan per year is rights with respect to 250,000 shares.

•

AIG Employee Stock Purchase Plan

Eligible employees (those employed at least one year) of AIG and its subsidiaries may be granted the right to purchase up to an aggregate of 10,000,000 shares of AIG common stock at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted quarterly and are limited to the number of whole shares that can be purchased on an annual basis by an amount equal to the lesser of 10 percent of an employee’s annual salary or $10,000.

•

SICO Deferred Compensation Profit Participation Plans

Starr International Company, Inc. (SICO) has provided a series of two-year Deferred Compensation Profit Participation Plans to certain employees of AIG and its subsidiaries (SICO Plans). The SICO Plans provide that shares of AIG common stock currently held by SICO are set aside for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances.

•

2005-2006 AIG Deferred Compensation Profit Participation Plan (AIG DCPPP)

The AIG DCPPP provides equity-based compensation to key employees of AIG and its subsidiaries.  The AIG DCPPP is modeled on the SICO Plans.

Under SFAS 123R, we recorded $1.5 million for the three months ended March 31, 2006 for our participation in AIG’s stock-based compensation plans. Under SFAS 123, we recorded $0.4 million for the three months ended March 31, 2005.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

March 31, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,319,260	$3,475,218	$1,631,618	$23,426,096
Unearned finance charges and points and fees	(151,878)	(381,693)	(162,386)	(695,957)
Accrued finance charges	112,076	36,166	22,798	171,040
Deferred origination costs	30,588	31,735	-	62,323
Premiums, net of discounts	56,541	747	(276)	57,012
Total	$18,366,587	$3,162,173	$1,491,754	$23,020,514

December 31, 2005	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,145,364	$3,480,437	$1,633,466	$23,259,267
Unearned finance charges and points and fees	(144,048)	(394,114)	(157,988)	(696,150)
Accrued finance charges	116,750	40,751	23,516	181,017
Deferred origination costs	30,930	34,703	-	65,633
Premiums, net of discounts	59,727	790	(527)	59,990
Total	$18,208,723	$3,162,567	$1,498,467	$22,869,757

Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Three Months Ended March 31,
(dollars in thousands)	2006	2005
Balance at beginning of period	$513,972	$445,731
Provision for finance receivable losses	31,992	63,217
Charge-offs	(70,525)	(76,045)
Recoveries	19,036	13,023
Balance at end of period	$494,475	$445,926

Note 6.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

Some of our interest rate swap agreements qualify as cash flow hedges or fair value hedges. While our foreign currency and equity-indexed swap agreements mitigate economic exposure of related foreign currency and equity-indexed debt, these swap agreements do not qualify as cash flow or fair value hedges under GAAP. At March 31, 2006, equity-indexed debt was immaterial.

Note 7.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	March 31,	December 31,
(dollars in thousands)	2006	2005
Net unrealized gains on swap agreements	$14,415	$10,499
Net unrealized gains on investment securities	6,040	23,730
Net unrealized losses on minimum pension liability	(2,906)	(1,371)
Accumulated other comprehensive income	$17,549	$32,858

Note 8.  Segment Information

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

In our centralized real estate business segment, we:

•

provided marketing services, certain origination processing services, loan servicing, and related services for AIG Bank (In first quarter 2006, Wilmington Finance, Inc. and MorEquity, Inc., which are subsidiaries of AGFC, terminated their agreements with AIG Bank and began originating real estate loans under their own state licenses.);

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

Information about the Company’s segments follows:

Three Months Ended March 31, 2006		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$444,057	$178,895	$ -	$622,952
Insurance	-	-	39,107	39,107
Other	(5,323)	56,197	25,663	76,537
Intercompany	18,769	535	(15,381)	3,923
Pretax income	139,956	42,220	25,995	208,171

Restated:

Three Months Ended March 31, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$421,748	$136,572	$ -	$558,320
Insurance	177	-	42,332	42,509
Other	(1,541)	62,921	23,824	85,204
Intercompany	20,167	375	(16,916)	3,626
Pretax income	144,863	36,283	24,422	205,568

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

Three Months Ended March 31,	2006	2005
(dollars in thousands)		Restated
Pretax income: Segments	$208,171	$205,568
Corporate	(7,779)	22,664
Adjustments	(1,088)	(2,356)
Consolidated pretax income	$199,304	$225,876

Adjustments for pretax income include realized gains (losses), interest expense due to releveraging of debt, and provision for finance receivable losses due to redistribution of amounts provided for the allowance for finance receivable losses. Adjustments for pretax income in 2005 also included certain other investment revenue.

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

The Company’s management is responsible for designing and maintaining an effective system of internal control over financial reporting. We designed this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We do not allow loans to executive officers. The aforementioned system includes a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to the Senior Vice President and Director of Internal Audit - AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company’s management, AIG’s management, and AIG’s internal audit department. We take prompt action to correct control deficiencies and improve the system.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. A material weakness existed as of December 31, 2005 and was remediated in the first quarter of 2006, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our foreign currency swaps, the first of which we entered into in June 2004. As a result of this material weakness, the Company’s Chief Financial Officer and Chief Accounting Officer determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005. There have been no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has also concluded that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

RESTATEMENT

As previously announced, on March 20, 2006, we determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement related to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt, the first of which we entered into in June 2004. As a result, the previously issued unaudited condensed consolidated financial statements and other related financial information for these periods should no longer be relied upon. We included the restated financial information at and for each of the restated periods in our Annual Report on Form 10-K for the year ended December 31, 2005. We have also included the restated financial information at and for the three months ended March 31, 2005 in this report. See Note 2 of the Notes to Condensed Consolidated Financial Statements and Item 4 for further information on this restatement.

Background

In connection with the preparation of our 2005 annual financial statements, we reviewed our existing accounting for cross currency swaps under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and determined that our four cross currency swaps did not meet the requirements for hedge accounting under SFAS 133. Previously, we had designated these swaps as hedges of changes in foreign exchange rates related to our foreign currency denominated debt (liabilities of the Company). We documented these swaps originally as “matched terms” hedges, in accordance with paragraph 65 of SFAS 133. However, upon completing our review of these transactions, we concluded that certain significant terms did not meet the requirements of paragraph 65 of SFAS 133. We determined that the hedge documentation, contemporaneously created on the trade date, was not consistent with the requirements to support hedge accounting treatment. The swaps might have qualified for “long-haul” hedge accounting, with ineffectiveness reflected in current income; however, SFAS 133 does not allow for subsequent documentation modifications. Since these swaps did not qualify for hedge accounting, we recorded all changes in the fair value of each of our cross currency swaps to income.

Effect of the Restatement

The correction of our accounting treatment related to the cross currency swaps did not adversely affect the Company’s financial position. The hedge accounting correction had no effect on total shareholder’s equity but did affect net income. For future periods, we anticipate greater fluctuations in net income as a result of not using hedge accounting for our cross currency swaps.

The effect of the restatement on net income for each of the quarters in 2005 was as follows:

(dollars in thousands)	Net Income Adjustment
Three Months ended March 31, 2005	$25,113
Three Months ended June 30, 2005	(5,013)
Three Months ended September 30, 2005	21,369
Nine months ended September 30, 2005	$41,469

In addition, net income for the quarter ended December 31, 2005 included $7.6 million related to the correction of cumulative hedge accounting errors under SFAS 133 arising in the quarters ended June 30, September 30, and December 31, 2004 and a $21,100 charge for other out of period items relating to adjustments in prepaid federal income taxes, state tax reserves, and investment securities that were corrected in fourth quarter 2005 as part of our normal year-end financial reporting process. These errors were immaterial to the unaudited condensed consolidated financial statements for each of the related quarters and to the respective annual audited consolidated financial statements in which the error originated.

The effect of the restatement on the components of shareholder’s equity was as follows:

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

March 31, (dollars in millions)	2006		2005 Restated
	Amount	Percent	Amount	Percent
Long-term debt	$17,220.7	69%	$15,586.5	69%
Short-term debt	4,545.6	18	3,958.6	18
Total debt	21,766.3	87	19,545.1	87
Equity	3,191.2	13	2,888.7	13
Total capital	$24,957.5	100%	$22,433.8	100%
Net finance receivables	$23,020.5		$21,079.9
Debt to equity ratio	6.82x		6.77x
Debt to tangible equity ratio	7.37x		7.42x

Reconciliations of equity to tangible equity were as follows:

March 31,	2006	2005
(dollars in millions)		Restated
Equity	$3,191.2	$2,888.7
Goodwill	(220.4)	(220.4)
Accumulated other comprehensive income	(17.6)	(35.2)
Tangible equity	$2,953.2	$2,633.1

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. AGFC obtains most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At March 31, 2006, short-term debt included $3.9 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At March 31, 2006, short-term debt included $596.1 million of extendible commercial notes.

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific long-term debt issuances. AGFC’s objective is to achieve net U.S. dollar, fixed or floating interest rate exposure at costs not materially different from costs AGFC would have incurred by issuing debt for the same net exposure without using derivatives.

AGFC has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount. The current targeted amount is 7.5 to 1. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay.

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC does not guarantee any borrowings of AGFI.

At March 31, 2006, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at March 31, 2006. There were no amounts outstanding under these committed credit facilities at March 31, 2006 or 2005.

At March 31, 2006, AGFC and certain of its subsidiaries also had an uncommitted credit facility totaling $75.0 million which was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility. There were no amounts outstanding under this uncommitted credit facility at March 31, 2006 or 2005.

Liquidity

Our sources of funds include operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and sales of finance receivables for securitizations. AGFC has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

We believe that our overall sources of liquidity will continue to be sufficient to satisfy our operational requirements and financial obligations. The principal factors that could decrease our liquidity are customer non-payment and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk by continuing to operate the Company utilizing the following existing strategies:

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

Principal sources and uses of cash were as follows:

Three Months Ended March 31,
(dollars in millions)	2006	2005
Principal sources of cash: Sale of finance receivables to AGFI subsidiary for securitization	$509.6	$ -
Net issuances of debt	126.2	1,138.7
Operations	-	337.1
Capital contribution	-	15.0
Total	$635.8	$1,490.8
Principal uses of cash: Operations	$276.1	$ -
Net originations and purchases of finance receivables	218.5	1,400.3
Dividends paid	100.1	-
Total	$594.7	$1,400.3

Net originations and purchases of finance receivables and net issuances of debt decreased for the three months ended March 31, 2006, when compared to the same period in 2005 primarily due to decreases in our centralized real estate loan production caused by a less robust U.S. housing market in 2006 compared to the prior year. Net cash from operations decreased primarily due to an increase in net originations of real estate loans held for sale resulting from the termination of our agreements with AIG Bank and originating real estate loans held for sale under our own state licenses.

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At March 31, 2006 and 2005, that percentage was 18%.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At March 31, 2006, we had $4.253 billion of committed bank credit facilities.

•

At March 31, 2006, we had effective shelf registration statements that provided AGFC with the ability to issue up to $11.1 billion of long-term debt securities registered under the Securities Act of 1933.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or sell for securitizations, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $8.2 billion in the past twelve months. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during these periods, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

Three Months Ended March 31,	2006	2005
(dollars in millions)		Restated
Net income	$125.8	$143.5
Amount change	$(17.7)	$ 41.6
Percent change	(12)%	41%
Return on average assets	1.96%	2.51%
Return on average equity	15.63%	20.47%
Ratio of earnings to fixed charges	1.77x	2.16x

See Note 8 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Three Months Ended March 31,
(dollars in millions)	2006	2005
Real estate loans	$ 381.8	$ 332.7
Non-real estate loans	165.6	155.8
Retail sales finance	40.8	42.8
Total	$ 588.2	$ 531.3
Amount change	$ 56.9	$ 83.2
Percent change	11%	19%
Average net receivables	$22,954.2	$20,473.9
Yield	10.37%	10.50%

Finance charges increased due to the following:

Three Months Ended March 31,
(dollars in millions)	2006	2005
Increase in average net receivables	$59.2	$139.3
Decrease in yield	(2.3)	(51.1)
Decrease in number of days	-	(5.0)
Total	$56.9	$ 83.2

Average net receivables by type and changes in average net receivables when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,291.6	$2,112.6	$16,179.0	$5,094.6
Non-real estate loans	3,155.8	183.0	2,972.8	105.5
Retail sales finance	1,506.8	184.7	1,322.1	50.0
Total	$22,954.2	$2,480.3	$20,473.9	$5,250.1
Percent change		12%		34%

The relatively low interest rate environment along with growth in our branch network and centralized real estate operations contributed to the increase in real estate loan average net receivables. Real estate loan production arising from our centralized real estate origination services represented $2.8 billion of our real estate loan originations during the last twelve months.

Yield by type and changes in yield in basis points (bp) when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2006		2005
	Yield	Change	Yield	Change
Real estate loans	8.47%	13 bp	8.34%	(69) bp
Non-real estate loans	21.16	3	21.13	(38)
Retail sales finance	10.95	(214)	13.09	(130)
Total	10.37	(13)	10.50	(133)

Yield decreased for the three months ended March 31, 2006, when compared to the same period in 2005 reflecting lower retail sales finance yield. Retail sales finance yield decreased primarily due to the change in the term over which we amortize discounts taken from retail merchants. Competitive market conditions have resulted in a change in the mix to longer term promotional products.

Insurance Revenues

Insurance revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2006	2005
Earned premiums	$38.9	$42.3
Commissions	0.2	0.2
Total	$39.1	$42.5
Amount change	$(3.4)	$ (3.2)
Percent change	(8)%	(7)%

Earned premiums decreased for the three months ended March 31, 2006, when compared to the same period in 2005 primarily due to declining credit and non-credit premium volume. We continued to experience decreases in the number of non-real estate loan customers, who historically have purchased the majority of our insurance products, due to the low mortgage interest rate environment.

Net Service Fees from Affiliates

Three Months Ended March 31,
(dollars in millions)	2006	2005
Net service fees from affiliates	$51.2	$60.0
Amount change	$(8.8)	$26.3
Percent change	(15)%	78%

Net service fees from affiliates decreased for the three months ended March 31, 2006, when compared to the same period in 2005 reflecting the decrease in AIG Bank’s origination of real estate loans using our mortgage origination services caused partly by a less robust U.S. housing market in 2006 compared to the prior year. Also, in first quarter 2006, we terminated the agreements with AIG Bank and began originating these loans using our own state licenses.

Investment Revenue

Three Months Ended March 31,
(dollars in millions)	2006	2005
Investment revenue	$22.7	$20.9
Amount change	$ 1.8	$(4.4)
Percent change	9%	(17)%

Investment revenue was affected by the following:

Three Months Ended March 31,
(dollars in millions)	2006	2005
Average invested assets	$1,414.0	$1,408.2
Investment portfolio yield	6.64%	6.50%
Net realized losses on investments	$ (1.0)	$ (2.3)

Other Revenues

Other revenues were as follows:

Three Months Ended March 31,	2006	2005
(dollars in millions)		Restated
Interest revenue – notes receivable from AGFI	$ 12.1	$ 3.9
Recognition of mortgage servicing rights	3.5	-
Net interest income on real estate loans held for sale	3.7	0.1
Fair value adjustments – derivatives	(2.8)	36.3
Writedowns on real estate owned	(2.7)	(2.0)
Net gain on sales of real estate loans held for sale	1.9	3.8
Net recovery on sales of real estate owned	0.7	0.9
Other	4.1	3.1
Total	$ 20.5	$46.1
Amount change	$(25.6)	$36.1
Percent change	(55)%	362%

Other revenues decreased for the three months ended March 31, 2006, when compared to the same period in 2005 primarily due to unfavorable variance in fair value adjustments on derivatives, partially offset by higher interest revenue on notes receivable from AGFI and the establishment of mortgage servicing rights on the real estate loans sold for securitization in 2006.

Interest Expense

The impact of using the swap agreements that qualify as GAAP hedges is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Three Months Ended March 31,	2006	2005
(dollars in millions)		Restated
Long-term debt	$ 212.8	$ 159.0
Short-term debt	41.3	31.5
Total	$ 254.1	$ 190.5
Amount change	$ 63.6	$ 54.9
Percent change	33%	41%
Average borrowings	$21,430.0	$18,795.6
Interest expense rate	4.75%	4.07%

Interest expense increased due to the following:

Three Months Ended March 31,	2006	2005
(dollars in millions)		Restated
Increase in interest expense rate	$36.8	$ 8.9
Increase in average borrowings	26.8	46.0
Total	$63.6	$54.9

Average borrowings by type and changes in average borrowings when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,784.0	$3,163.3	$14,620.7	$4,135.9
Short-term debt	3,646.0	(528.9)	4,174.9	621.7
Total	$21,430.0	$2,634.4	$18,795.6	$4,757.6
Percent change		14%		34%

AGFC issued $3.7 billion of long-term debt during the last twelve months. We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt.

Interest expense rate by type and changes in interest expense rate in basis points when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2006		2005 Restated
	Rate	Change	Rate	Change
Long-term debt	4.79%	44 bp	4.35%	7 bp
Short-term debt	4.60	154	3.06	41
Total	4.75	68	4.07	20

Short-term market interest rates rose significantly since mid-2004. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2006	2005
Salaries and benefits	$144.2	$130.4
Other	76.3	73.7
Total	$220.5	$204.1
Amount change	$ 16.4	$ 16.0
Percent change	8%	9%
Operating expenses as a percentage of average net receivables	3.84%	3.99%

Salaries and benefits expenses increased for the three months ended March 31, 2006, when compared to the same period in 2005 primarily due to an increase of approximately 480 employees at March 31, 2006, when compared to March 31, 2005 caused by growth in our branch and centralized real estate business segments.

Provision for Finance Receivable Losses

At or for the Three Months Ended March 31,
(dollars in millions)	2006	2005
Provision for finance receivable losses	$ 32.0	$ 63.2
Amount change	$(31.2)	$ 5.0
Percent change	(49)%	9%
Net charge-offs	$ 51.5	$ 63.0
Charge-off ratio	0.90%	1.24%
Charge-off coverage	2.40x	1.77x
60 day+ delinquency	$413.8	$423.4
Delinquency ratio	1.77%	1.98%
Allowance for finance receivable losses	$494.5	$445.9
Allowance ratio	2.15%	2.12%

Net charge-offs by type and changes in net charge-offs when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$11.2	$ (3.0)	$14.2	$(0.4)
Non-real estate loans	32.3	(7.9)	40.2	(3.1)
Retail sales finance	8.0	(0.6)	8.6	(1.5)
Total	$51.5	$(11.5)	$63.0	$(5.0)

The improvement in net charge-offs for the three months ended March 31, 2006, when compared to the same period in 2005 was primarily due to the improving economy. In addition, net charge-offs in first quarter 2006 benefited from $5.5 million of non-recurring recoveries.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	0.25%	(11) bp	0.36%	(17) bp
Non-real estate loans	4.10	(131)	5.41	(63)
Retail sales finance	2.11	(48)	2.59	(55)
Total	0.90	(34)	1.24	(56)

The improvement in the charge-off ratios for the three months ended March 31, 2006, when compared to the same period in 2005 was primarily due to the improving economy. In addition, net charge-offs in first quarter 2006 benefited from $5.5 million of non-recurring recoveries.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

March 31,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$267.9	$ 5.8	$262.1	$(25.8)
Non-real estate loans	119.8	(12.2)	132.0	(11.2)
Retail sales finance	26.1	(3.2)	29.3	(3.6)
Total	$413.8	$ (9.6)	$423.4	$(40.6)

Delinquency at March 31, 2006, was favorably impacted by the improving economy. Real estate loan delinquency increased due to real estate loan growth of $1.6 billion over the last twelve months.

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

March 31,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	1.46%	(11) bp	1.57%	(92) bp
Non-real estate loans	3.45	(58)	4.03	(48)
Retail sales finance	1.60	(48)	2.08	(35)
Total	1.77	(21)	1.98	(91)

The delinquency ratio at March 31, 2006, improved when compared to March 31, 2005, primarily due to the improving economy.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at March 31, 2006, when compared to March 31, 2005, was primarily due to net additions to the allowance for finance receivable losses through the provision for finance receivable losses due to the anticipated additional finance receivable charge-offs inherent in our existing portfolio related to the impact of Hurricane Katrina.

The increase in the allowance ratio at March 31, 2006, when compared to March 31, 2005 was primarily due to the net additions to the allowance for finance receivable losses reflecting the anticipated additional finance receivable charge-offs inherent in our existing portfolio due to the impact of Hurricane Katrina and the transfer of higher credit quality real estate loans to assets held for sale in December 2005 in anticipation of the sale of these real estate loans to an AGFI subsidiary for securitization in first quarter 2006, partially offset by the improving economy.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three months ended March 31, 2006, when compared to the same period in 2005 due to lower net charge-offs and a higher allowance for finance receivable losses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2006	2005
Claims incurred	$17.2	$18.4
Change in benefit reserves	(1.4)	(1.3)
Total	$15.8	$17.1
Amount change	$ (1.3)	$ (4.0)
Percent change	(8)%	(19)%

Insurance losses and loss adjustment expenses decreased for the three months ended March 31, 2006, when compared to the same period in 2005 primarily due to lower credit and non-credit insurance claims incurred, reflecting the decline in the number of credit and non-credit insurance policies in force.

Provision for Income Taxes

Three Months Ended March 31,	2006	2005
(dollars in millions)		Restated
Provision for income taxes	$ 73.5	$ 82.4
Amount change	$ (8.9)	$ 24.3
Percent change	(11)%	42%
Pretax income	$199.3	$225.9
Effective income tax rate	36.87%	36.49%

Provision for income taxes decreased for the three months ended March 31, 2006, when compared to the same period in 2005 primarily due to lower pretax income.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 40% of our borrowings at March 31, 2006, compared to 42% at March 31, 2005. Adjustable-rate net finance receivables represented 9% of our net finance receivables at March 31, 2006, compared to 18% at March 31, 2005.

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

The Company’s management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Identification of Material Weakness in Internal Control

A material weakness existed as of December 31, 2005 and was remediated in the first quarter of 2006, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our foreign currency swaps, the first of which we entered into in June 2004. As a result of this material weakness, the Company’s Chief Financial Officer and Chief Accounting Officer determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005.

(c)

Remediation of Material Weakness

In the first quarter of 2006, management took the following actions to remediate this weakness:

•

Management established enhanced procedures to be performed by accounting personnel over documentation, evaluation, and classification of new hedge relationships.

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

(d)

Changes in Internal Control over Financial Reporting

There have been no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 35 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	May 11, 2006	By	/s/	Donald R. Breivogel, Jr.
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