Form 10-Q
period 2006-06-30
AMERICAN GENERAL FINANCE CORP
filed 2006-08-02
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	June 30, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-6155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At August 2, 2006, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

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

We have included the restated financial information at and for the three and six months ended June 30, 2005 in this report. See Restatement in Item 2 and Item 4 for further information on this restatement.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Financial Statements (Unaudited)	4
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	4.	Controls and Procedures	38
Part II	1.	Legal Proceedings	39
	6.	Exhibits	39

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Revenues Finance charges	$602,699	$562,685	$1,190,870	$1,094,009
Mortgage banking	61,520	1,909	67,121	5,452
Insurance	38,208	40,809	77,315	83,318
Investment	21,206	21,609	43,943	42,531
Net service fees from affiliates	4,711	79,378	55,864	139,370
Other	4,626	(3,048)	19,536	39,500
Total revenues	732,970	703,342	1,454,649	1,404,180
Expenses Interest expense	279,287	208,385	533,373	398,894
Operating expenses: Salaries and benefits	139,390	138,364	283,597	268,813
Other operating expenses	69,470	71,856	145,751	145,495
Provision for finance receivable losses	49,262	69,500	81,254	132,717
Insurance losses and loss adjustment expenses	14,297	15,953	30,106	33,101
Total expenses	551,706	504,058	1,074,081	979,020
Income before provision for income taxes	181,264	199,284	380,568	425,160
Provision for Income Taxes	63,672	74,266	137,155	156,687
Net Income	$117,592	$125,018	$ 243,413	$ 268,473

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2006	2005
Assets Net finance receivables: Real estate loans	$18,460,068	$18,208,723
Non-real estate loans	3,276,678	3,162,567
Retail sales finance	1,584,510	1,498,467
Net finance receivables	23,321,256	22,869,757
Allowance for finance receivable losses	(492,907)	(513,972)
Net finance receivables, less allowance for finance receivable losses	22,828,349	22,355,785
Real estate loans held for sale	922,868	663,705
Investment securities	1,319,593	1,334,081
Cash and cash equivalents	169,194	183,513
Notes receivable from parent	281,452	283,050
Other assets	1,042,009	839,744
Total assets	$26,563,465	$25,659,878
Liabilities and Shareholder’s Equity Long-term debt	$17,581,480	$18,092,860
Short-term debt	4,865,892	3,492,014
Insurance claims and policyholder liabilities	388,195	398,051
Other liabilities	492,599	476,649
Accrued taxes	22,806	19,579
Total liabilities	23,350,972	22,479,153
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	1,179,906	1,179,906
Accumulated other comprehensive income	6,327	32,858
Retained earnings	2,021,180	1,962,881
Total shareholder’s equity	3,212,493	3,180,725
Total liabilities and shareholder’s equity	$26,563,465	$25,659,878

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2006	2005
(dollars in thousands)		Restated
Cash Flows from Operating Activities Net income	$ 243,413	$ 268,473
Reconciling adjustments: Provision for finance receivable losses	81,254	132,717
Depreciation and amortization	69,327	80,125
Deferral of finance receivable origination costs	(37,267)	(42,034)
Deferred income tax charge (benefit)	4,321	(9,260)
Origination of real estate loans held for sale	(3,408,039)	(88,234)
Sales and principal collections of real estate loans held for sale	2,679,434	47,075
Net gain on sales of real estate loans held for sale	(40,175)	(5,051)
Change in other assets and other liabilities	20,551	(33,100)
Change in insurance claims and policyholder liabilities	(9,856)	(14,089)
Change in taxes receivable and payable	317	(16,014)
Other, net	2,525	(7,216)
Net cash (used for) provided by operating activities	(394,195)	313,392
Cash Flows from Investing Activities Finance receivables originated or purchased	(4,488,073)	(6,774,614)
Principal collections on finance receivables	3,923,458	3,947,112
Sale of finance receivables to AGFI subsidiary for securitization	509,617	-
Investment securities purchased	(135,278)	(212,678)
Investment securities called and sold	96,239	177,495
Investment securities matured	4,300	16,000
Change in notes receivable from parent	1,598	16,218
Change in premiums on finance receivables purchased and deferred charges	(447)	(16,964)
Other, net	(12,445)	(12,038)
Net cash used for investing activities	(101,031)	(2,859,469)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	499,488	3,328,119
Repayment of long-term debt	(1,207,345)	(1,193,558)
Change in short-term debt	1,373,878	373,256
Capital contribution from parent	-	55,000
Dividends paid	(185,114)	-
Net cash provided by financing activities	480,907	2,562,817
(Decrease) increase in cash and cash equivalents	(14,319)	16,740
Cash and cash equivalents at beginning of period	183,513	151,348
Cash and cash equivalents at end of period	$ 169,194	$ 168,088

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Net income	$117,592	$125,018	$243,413	$268,473
Other comprehensive (loss) income: Net unrealized (losses) gains on investment securities	(21,992)	27,372	(50,194)	1,104
Net unrealized gains (losses) on swap agreements	2,923	(7,643)	7,707	14,968
Minimum pension liability adjustment	-	-	(2,516)	(2,247)
Income tax effect: Net unrealized losses (gains) on investment securities	7,697	(9,579)	17,568	(386)
Net unrealized (gains) losses on swap agreements	(1,022)	2,674	(2,697)	(5,238)
Minimum pension liability adjustment	-	-	981	876
Other comprehensive (loss) income, net of tax, before reclassification adjustments	(12,394)	12,824	(29,151)	9,077
Reclassification adjustments for realized losses included in net income: Investment securities	564	1,909	1,550	4,216
Swap agreements	1,241	-	2,482	-
Income tax effect: Investment securities	(198)	(669)	(543)	(1,476)
Swap agreements	(435)	-	(869)	-
Realized losses included in net income, net of tax	1,172	1,240	2,620	2,740
Other comprehensive (loss) income, net of tax	(11,222)	14,064	(26,531)	11,817
Comprehensive income	$106,370	$139,082	$216,882	$280,290

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006

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

Note 2.  Correction of Accounting Errors

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

The following tables show the restatement adjustments to our previously reported unaudited condensed consolidated financial data at and for the three and six months ended June 30, 2005.

Restated

Condensed Consolidated Statement of Income (Unaudited):

Three Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$562,685	$ -	$562,685
Mortgage banking	1,909	-	1,909
Insurance	40,809	-	40,809
Investment	21,609	-	21,609
Net service fees from affiliates	79,378	-	79,378
Other	8,658	(11,706)	(3,048)
Total revenues	715,048	(11,706)	703,342
Expenses Interest expense	212,377	(3,992)*	208,385
Operating expenses: Salaries and benefits	138,364	-	138,364
Other operating expenses	71,856	-	71,856
Provision for finance receivable losses	69,500	-	69,500
Insurance losses and loss adjustment expenses	15,953	-	15,953
Total expenses	508,050	(3,992)	504,058
Income before provision for income taxes	206,998	(7,714)	199,284
Provision for Income Taxes	76,967	(2,701)	74,266
Net Income	$130,031	$(5,013)	$125,018

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Restated

Condensed Consolidated Statement of Income (Unaudited):

Six Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$1,094,009	$ -	$1,094,009
Mortgage banking	5,452	-	5,452
Insurance	83,318	-	83,318
Investment	42,531	-	42,531
Net service fees from affiliates	139,370	-	139,370
Other	14,889	24,611	39,500
Total revenues	1,379,569	24,611	1,404,180
Expenses Interest expense	405,206	(6,312)*	398,894
Operating expenses: Salaries and benefits	268,813	-	268,813
Other operating expenses	145,495	-	145,495
Provision for finance receivable losses	132,717	-	132,717
Insurance losses and loss adjustment expenses	33,101	-	33,101
Total expenses	985,332	(6,312)	979,020
Income before provision for income taxes	394,237	30,923	425,160
Provision for Income Taxes	145,864	10,823	156,687
Net Income	$248,373	$20,100	$268,473

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Restated

Condensed Consolidated Balance Sheet (Unaudited):

June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Assets Net finance receivables: Real estate loans	$18,062,189	$ -	$18,062,189
Non-real estate loans	3,066,105	-	3,066,105
Retail sales finance	1,334,106	-	1,334,106
Net finance receivables	22,462,400	-	22,462,400
Allowance for finance receivable losses	(457,093)	-	(457,093)
Net finance receivables, less allowance for finance receivable losses	22,005,307	-	22,005,307
Real estate loans held for sale	56,844	-	56,844
Investment securities	1,400,045	-	1,400,045
Cash and cash equivalents	168,088	-	168,088
Notes receivable from parent	292,705	-	292,705
Other assets	802,820	-	802,820
Total assets	$24,725,809	$ -	$24,725,809
Liabilities and Shareholder’s Equity Long-term debt	$16,428,013	$ -	$16,428,013
Short-term debt	4,375,728	-	4,375,728
Insurance claims and policyholder liabilities	408,868	-	408,868
Other liabilities	417,693	-	417,693
Accrued taxes	27,748	-	27,748
Total liabilities	21,658,050	-	21,658,050
Shareholder’s equity: Common stock	5,080	-	5,080
Additional paid-in capital	1,179,906	-	1,179,906
Accumulated other comprehensive income	69,330	(20,100)	49,230
Retained earnings	1,813,443	20,100	1,833,543
Total shareholder’s equity	3,067,759	-	3,067,759
Total liabilities and shareholder’s equity	$24,725,809	$ -	$24,725,809

Restated

Condensed Consolidated Statement of Cash Flows (Unaudited):

Six Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Cash Flows from Operating Activities Net Income	$ 248,373	$20,100	$ 268,473
Reconciling adjustments: Provision for finance receivable losses	132,717	-	132,717
Depreciation and amortization	80,125	-	80,125
Deferral of finance receivable origination costs	(42,034)	-	(42,034)
Deferred income tax benefit	(20,083)	10,823	(9,260)
Origination of real estate loans held for sale	(88,234)	-	(88,234)
Sales and principal collections of real estate loans held for sale	47,075	-	47,075
Net gain on sales of real estate loans held for sale	(5,051)	-	(5,051)
Change in other assets and other liabilities	(2,177)	(30,923)	(33,100)
Change in insurance claims and policyholder liabilities	(14,089)	-	(14,089)
Change in taxes receivable and payable	(16,014)	-	(16,014)
Other, net	(7,216)	-	(7,216)
Net cash provided by operating activities	313,392	-	313,392
Cash Flows from Investing Activities Finance receivables originated or purchased	(6,774,614)	-	(6,774,614)
Principal collections on finance receivables	3,947,112	-	3,947,112
Investment securities purchased	(212,678)	-	(212,678)
Investment securities called and sold	177,495	-	177,495
Investment securities matured	16,000	-	16,000
Change in notes receivable from parent	16,218	-	16,218
Change in premiums on finance receivables purchased and deferred charges	(16,964)	-	(16,964)
Other, net	(12,038)	-	(12,038)
Net cash used for investing activities	(2,859,469)	-	(2,859,469)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	3,328,119	-	3,328,119
Repayment of long-term debt	(1,193,558)	-	(1,193,558)
Change in short-term debt	373,256	-	373,256
Capital contributions from parent	55,000	-	55,000
Net cash provided by financing activities	2,562,817	-	2,562,817
Increase in cash and cash equivalents	16,740	-	16,740
Cash and cash equivalents at beginning of period	151,348	-	151,348
Cash and cash equivalents at end of period	$ 168,088	-	$ 168,088

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Three Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$130,031	$(5,013)	$125,018
Other comprehensive income: Net unrealized gains on investment securities	27,372	-	27,372
Net unrealized losses on swap agreements	(23,144)	15,501	(7,643)
Minimum pension liability adjustment	-	-	-
Income tax effect: Net unrealized gains on investment securities	(9,579)	-	(9,579)
Net unrealized losses on swap agreements	8,100	(5,426)	2,674
Minimum pension liability adjustment	-	-	-
Other comprehensive income, net of tax, before reclassification adjustments	2,749	10,075	12,824
Reclassification adjustments for realized losses included in net income: Investment securities	1,909	-	1,909
Swap agreements	7,787	(7,787)	-
Income tax effect: Investment securities	(669)	-	(669)
Swap agreements	(2,725)	2,725	-
Realized losses included in net income, net of tax	6,302	(5,062)	1,240
Other comprehensive income, net of tax	9,051	5,013	14,064
Comprehensive income	$139,082	$ -	$139,082

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Six Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$248,373	$20,100	$268,473
Other comprehensive income: Net unrealized gains on investment securities	1,104	-	1,104
Net unrealized gains on swap agreements	30,602	(15,634)	14,968
Minimum pension liability adjustment	(2,247)	-	(2,247)
Income tax effect: Net unrealized gains on investment securities	(386)	-	(386)
Net unrealized gains on swap agreements	(10,710)	5,472	(5,238)
Minimum pension liability adjustment	876	-	876
Other comprehensive income, net of tax, before reclassification adjustments	19,239	(10,162)	9,077
Reclassification adjustments for realized losses included in net income: Investment securities	4,216	-	4,216
Swap agreements	15,289	(15,289)	-
Income tax effect: Investment securities	(1,476)	-	(1,476)
Swap agreements	(5,351)	5,351	-
Realized losses included in net income, net of tax	12,678	(9,938)	2,740
Other comprehensive income, net of tax	31,917	(20,100)	11,817
Comprehensive income	$280,290	$ -	$280,290

Note 3.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently assessing the effect of implementing this guidance.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment”. This standard is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the share-based payment. We participate in AIG’s stock-based compensation plans, and AIG allocates to us our share of the calculated costs. Effective January 1, 2006, AIG adopted SFAS 123R utilizing the binominal model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility.

At June 30, 2006, our employees participated in the following stock-based compensation plans:

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

Under SFAS 123R, we recorded operating expenses of $1.5 million for the three months ended June 30, 2006 and $3.0 million for the six months ended June 30, 2006 for our participation in AIG’s stock-based compensation plans. In 2005, we recorded operating expenses of $0.6 million for the three months ended June 30, 2005 and $1.1 million for the six months ended June 30, 2005.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

June 30, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,420,013	$3,598,342	$1,734,696	$23,753,051
Unearned finance charges and points and fees	(158,521)	(394,163)	(174,953)	(727,637)
Accrued finance charges	115,010	38,625	25,392	179,027
Deferred origination costs	30,094	33,212	-	63,306
Premiums, net of discounts	53,472	662	(625)	53,509
Total	$18,460,068	$3,276,678	$1,584,510	$23,321,256

December 31, 2005	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,145,364	$3,480,437	$1,633,466	$23,259,267
Unearned finance charges and points and fees	(144,048)	(394,114)	(157,988)	(696,150)
Accrued finance charges	116,750	40,751	23,516	181,017
Deferred origination costs	30,930	34,703	-	65,633
Premiums, net of discounts	59,727	790	(527)	59,990
Total	$18,208,723	$3,162,567	$1,498,467	$22,869,757

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank) (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $4.6 billion at June 30, 2006, and $4.0 billion at December 31, 2005. Company experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$494,475	$445,926	$513,972	$445,731
Provision for finance receivable losses	49,262	69,500	81,254	132,717
Charge-offs	(63,381)	(71,271)	(133,906)	(147,316)
Recoveries	12,551	12,938	31,587	25,961
Balance at end of period	$492,907	$457,093	$492,907	$457,093

Note 6.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

Most of our interest rate swap agreements qualify as cash flow hedges or fair value hedges. While our foreign currency and equity-indexed swap agreements mitigate economic exposure of related foreign currency and equity-indexed debt, these swap agreements do not qualify as cash flow or fair value hedges under GAAP. At June 30, 2006, equity-indexed debt was immaterial.

Note 7.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30,	December 31,
(dollars in thousands)	2006	2005
Net unrealized gains on swap agreements	$17,122	$10,499
Net unrealized (losses) gains on investment securities	(7,889)	23,730
Minimum pension liability adjustment	(2,906)	(1,371)
Accumulated other comprehensive income	$ 6,327	$32,858

Note 8.  Segment Information

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

In our branch business segment, we:

•

originate real estate loans secured by first or second mortgages on residential real estate, which may be closed-end accounts or open-end home equity lines of credit and are generally considered non-conforming;

•

originate secured and unsecured non-real estate loans;

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchase private label receivables originated by AIG Bank, a non-subsidiary affiliate, under a participation agreement.

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

Previously, we provided marketing services, certain origination processing services, loan servicing, and related services for AIG Bank. In first quarter 2006, Wilmington Finance, Inc. and MorEquity, Inc., which are subsidiaries of AGFC, terminated their mortgage services agreements with AIG Bank and began originating non-conforming residential real estate loans under their own state licenses.

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

Information about the Company’s segments follows:

Three Months Ended June 30, 2006		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$453,542	$180,069	$ -	$633,611
Insurance	-	-	38,208	38,208
Other	(3,178)	65,980	23,025	85,827
Intercompany	18,931	469	(15,675)	3,725
Pretax income	119,760	41,205	24,131	185,096

Restated:

Three Months Ended June 30, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$430,265	$160,899	$ -	$591,164
Insurance	170	-	40,639	40,809
Other	(637)	80,697	25,417	105,477
Intercompany	19,504	429	(16,183)	3,750
Pretax income	121,065	73,783	26,424	221,272

Six Months Ended June 30, 2006		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$897,599	$358,964	$ -	$1,256,563
Insurance	-	-	77,315	77,315
Other	(8,501)	122,177	48,688	162,364
Intercompany	37,700	1,004	(31,056)	7,648
Pretax income	259,716	83,425	50,126	393,267

Restated:

Six Months Ended June 30, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$852,013	$297,471	$ -	$1,149,484
Insurance	347	-	82,971	83,318
Other	(2,178)	143,618	49,241	190,681
Intercompany	39,671	804	(33,099)	7,376
Pretax income	265,928	110,066	50,846	426,840

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Pretax income: Segments	$185,096	$221,272	$393,267	$426,840
Corporate	(5,801)	(19,987)	(13,580)	2,677
Adjustments	1,969	(2,001)	881	(4,357)
Consolidated pretax income	$181,264	$199,284	$380,568	$425,160

Corporate pretax income includes management and administrative revenues and expenses that are not considered pertinent in determining segment performance.

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

The Company’s management is responsible for designing and maintaining an effective system of internal control over financial reporting. We designed this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. Also, AIG’s Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We do not allow loans to executive officers. The aforementioned system includes a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to the Senior Vice President and Director of Internal Audit of AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company’s management, AIG’s management, and AIG’s internal audit department. We take prompt action to correct control deficiencies and improve the system.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. A material weakness existed as of December 31, 2005 and was remediated in the first quarter of 2006, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our foreign currency swaps, the first of which we entered into in June 2004. As a result of this material weakness, the Company’s Chief Financial Officer and Chief Accounting Officer determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005. There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has also concluded that the Company’s condensed consolidated financial statements contained in this report fairly present our consolidated financial position and the results of our operations for the periods presented.

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

RESTATEMENT

As previously announced, on March 20, 2006, we determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement related to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt, the first of which we entered into in June 2004. As a result, the previously issued unaudited condensed consolidated financial statements and other related financial information for these periods should no longer be relied upon. We included the restated financial information at and for each of the restated periods in our Annual Report on Form 10-K for the year ended December 31, 2005. We have also included the restated financial information at and for the three and six months ended June 30, 2005 in this report. See Note 2 of the Notes to Condensed Consolidated Financial Statements and Item 4 for further information on this restatement.

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

June 30, (dollars in millions)	2006		2005 Restated
	Amount	Percent	Amount	Percent
Long-term debt	$17,581.5	68%	$16,428.0	69%
Short-term debt	4,865.9	19	4,375.7	18
Total debt	22,447.4	87	20,803.7	87
Equity	3,212.5	13	3,067.8	13
Total capital	$25,659.9	100%	$23,871.5	100%
Net finance receivables	$23,321.3		$22,462.4
Debt to equity ratio	6.99x		6.78x
Debt to tangible equity ratio	7.52x		7.43x

Short-term debt increased in 2006 primarily to fund the growth in real estate loans held for sale.

Reconciliations of equity to tangible equity were as follows:

June 30,	2006	2005
(dollars in millions)		Restated
Equity	$3,212.5	$3,067.8
Goodwill	(220.4)	(220.4)
Accumulated other comprehensive income	(6.3)	(49.2)
Tangible equity	$2,985.8	$2,798.2

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. AGFC obtains most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At June 30, 2006, short-term debt included $4.4 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At June 30, 2006, short-term debt included $476.9 million of extendible commercial notes.

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

At June 30, 2006, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at June 30, 2006. There were no amounts outstanding under these committed credit facilities at June 30, 2006 or 2005. On July 13, 2006, we renewed the 364-day facility at the same amount for another term of 364 days.

At June 30, 2006, AGFC and certain of its subsidiaries also had an uncommitted credit facility totaling $75.0 million which was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility. There were no amounts outstanding under this uncommitted credit facility at June 30, 2006 or 2005.

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

Principal sources and uses of cash were as follows:

Six Months Ended June 30,
(dollars in millions)	2006	2005
Principal sources of cash: Net issuances of debt	$ 666.0	$2,507.8
Sale of finance receivables to AGFI subsidiary for securitization	509.6	-
Operations	-	313.4
Capital contribution	-	55.0
Total	$1,175.6	$2,876.2
Principal uses of cash: Net originations and purchases of finance receivables	$ 564.6	$2,827.5
Operations	394.2	-
Dividends paid	185.1	-
Total	$1,143.9	$2,827.5

Net originations and purchases of finance receivables and net issuances of debt decreased for the six months ended June 30, 2006, when compared to the same period in 2005 primarily due to decreases in our centralized real estate loan production caused by a less robust U.S. housing market in 2006 compared to the prior year. Net cash from operations decreased primarily due to an increase in net originations of real estate loans held for sale resulting from the termination of the mortgage services agreements with AIG Bank which had the effect of decreasing service fees from AIG Bank and increasing real estate loans held for sale under our own state licenses.

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At June 30, 2006, that percentage was 20% compared to 17% at June 30, 2005.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 2006, we had $4.253 billion of committed bank credit facilities.

•

At June 30, 2006, we had effective shelf registration statements that provided AGFC with the ability to issue up to $10.6 billion of senior long-term debt securities registered under the Securities Act of 1933. In July 2006, as a “well-known seasoned issuer” under SEC regulations, AGFC filed with the SEC an automatic shelf registration statement, which replaced two of its three effective shelf registration statements. This registration statement was immediately effective upon filing. As a result, AGFC has the corporate authority to issue up to $15.4 billion of senior long-term debt securities registered under the Securities Act of 1933.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or sell for securitizations, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $8.1 billion in the past twelve months. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during these periods, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Net income	$117.6	$125.0	$243.4	$268.5
Amount change	$ (7.4)	$ 20.2	$(25.1)	$ 61.9
Percent change	(6)%	19%	(9)%	30%
Return on average assets	1.78%	2.06%	1.87%	2.28%
Return on average equity	14.58%	16.89%	15.10%	18.63%
Ratio of earnings to fixed charges	1.64x	1.94x	1.70x	2.04x

See Note 8 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Real estate loans	$ 389.9	$ 363.5	$ 771.7	$ 696.2
Non-real estate loans	168.3	157.2	333.9	313.0
Retail sales finance	44.5	42.0	85.3	84.8
Total	$ 602.7	$ 562.7	$ 1,190.9	$ 1,094.0
Amount change	$ 40.0	$ 94.2	$ 96.9	$ 177.4
Percent change	7%	20%	9%	19%
Average net receivables	$23,158.2	$21,836.4	$23,056.2	$21,155.2
Yield	10.44%	10.33%	10.40%	10.42%

Finance charges increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Increase in average net receivables	$31.9	$128.7	$91.1	$267.5
Change in yield	8.1	(34.5)	5.8	(84.9)
Decrease in number of days	-	-	-	(5.2)
Total	$40.0	$ 94.2	$96.9	$177.4

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,417.4	$ 906.1	$17,511.3	$4,888.0
Non-real estate loans	3,216.0	198.5	3,017.5	123.4
Retail sales finance	1,524.8	217.2	1,307.6	84.4
Total	$23,158.2	$1,321.8	$21,836.4	$5,095.8
Percent change		6%		30%

Six Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,354.5	$1,509.4	$16,845.1	$4,991.2
Non-real estate loans	3,185.9	190.7	2,995.2	114.5
Retail sales finance	1,515.8	200.9	1,314.9	67.3
Total	$23,056.2	$1,901.0	$21,155.2	$5,173.0
Percent change		9%		32%

The relatively low interest rate environment, in comparison to historical periods, along with growth in our branch network and centralized real estate operations contributed to the increase in real estate loan average net receivables. Real estate loan production arising from our centralized real estate origination services represented $2.0 billion of our real estate loan originations during the last twelve months.

Yield by type and changes in yield in basis points (bp) when compared to the same period for the previous year were as follows:

Three Months Ended June 30,	2006		2005
	Yield	Change	Yield	Change
Real estate loans	8.49%	16 bp	8.33%	(32) bp
Non-real estate loans	20.97	9	20.88	(27)
Retail sales finance	11.70	(116)	12.86	(174)
Total	10.44	11	10.33	(91)

Six Months Ended June 30,	2006		2005
	Yield	Change	Yield	Change
Real estate loans	8.48%	15 bp	8.33%	(49) bp
Non-real estate loans	21.06	6	21.00	(33)
Retail sales finance	11.33	(164)	12.97	(152)
Total	10.40	(2)	10.42	(110)

Yield increased for the three months ended June 30, 2006, when compared to the same period in 2005 reflecting higher real estate and non-real estate loan yield, partially offset by lower retail sales finance yield. Yield decreased for the six months ended June 30, 2006, when compared to the same period in 2005 reflecting lower retail sales finance yield. Retail sales finance yield decreased primarily due to competitive market conditions, which have resulted in a change in the mix to longer term promotional products.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Net gain on sales of real estate loans held for sale	$38.3	$ 1.6	$40.2	$ 5.1
Interest income on real estate loans held for sale	23.2	0.3	26.9	0.4
Total	$61.5	$ 1.9	$67.1	$ 5.5
Amount change	$59.6	$(5.1)	$61.6	$(7.2)
Percent change	N/M	(73)%	N/M	(57)%

Mortgage banking revenues increased for the three and six months ended June 30, 2006, when compared to the same periods in 2005 reflecting the termination of the mortgage services agreements with AIG Bank and the resulting increase in originations of real estate loans held for sale. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank (subsequently resulting in lower net service fees from affiliates) and began originating real estate loans held for sale using our own state licenses.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Earned premiums	$38.0	$40.5	$76.9	$82.8
Commissions	0.2	0.3	0.4	0.5
Total	$38.2	$40.8	$77.3	$83.3
Amount change	$(2.6)	$(2.9)	$(6.0)	$(6.1)
Percent change	(6)%	(7)%	(7)%	(7)%

Earned premiums decreased for the three and six months ended June 30, 2006 when compared to the same periods in 2005 primarily due to declining credit premium volume in prior periods. Historically, non-real estate loan customers have purchased the majority of our insurance products. We experienced decreases in the number of non-real estate loan customers in prior periods primarily due to the low mortgage interest rate environment.

Investment Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Investment revenue	$21.2	$21.6	$43.9	$42.5
Amount change	$ (0.4)	$ (1.3)	$ 1.4	$ (5.8)
Percent change	(2)%	(6)%	3%	(12)%

Investment revenue was affected by the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Average invested assets	$1,425.6	$1,419.5	$1,419.8	$1,413.8
Investment portfolio yield	5.97%	6.45%	6.32%	6.49%
Net realized losses on investments	$ (0.6)	$ (1.9)	$ (1.5)	$ (4.2)

Net Service Fees from Affiliates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Net service fees from affiliates	$ 4.7	$79.4	$ 55.9	$139.4
Amount change	$(74.7)	$40.9	$(83.5)	$ 67.2
Percent change	(94)%	106%	(60)%	93%

Net service fees from affiliates decreased for the three and six months ended June 30, 2006, when compared to the same periods in 2005 reflecting the decrease in AIG Bank’s origination and sale of real estate loans held for sale using our mortgage origination services caused primarily by the termination of the mortgage services agreements with AIG Bank and a less robust U.S. housing market in 2006 compared to the prior year. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating real estate loans held for sale using our own state licenses.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Interest revenue – notes receivable from AGFI	$ 6.2	$ 4.4	$ 18.2	$ 8.4
Writedowns on real estate owned	(2.0)	(1.7)	(4.7)	(3.7)
Fair value adjustments – derivatives	(0.9)	(11.7)	(3.7)	24.6
Recognition of mortgage servicing rights	(0.1)	-	3.7	-
Net recovery on sales of real estate owned	1.1	1.3	1.8	2.2
Other	0.4	4.6	4.3	8.0
Total	$ 4.7	$ (3.1)	$ 19.6	$39.5
Amount change	$ 7.8	$ (9.6)	$(19.9)	$28.8
Percent change	252%	(147)%	(51)%	267%

Other revenues increased for the three months ended June 30, 2006 when compared to the same period in 2005 primarily due to a favorable variance in fair value adjustments on derivatives. Other revenues decreased for the six months ended June 30, 2006 when compared to the same period in 2005 primarily due to an unfavorable variance in fair value adjustments on derivatives, partially offset by higher interest revenue on notes receivable from AGFI.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Long-term debt	$ 216.5	$ 169.2	$ 429.3	$ 328.2
Short-term debt	62.8	39.2	104.1	70.7
Total	$ 279.3	$ 208.4	$ 533.4	$ 398.9
Amount change	$ 70.9	$ 63.6	$ 134.5	$ 118.5
Percent change	34%	44%	34%	42%
Average borrowings	$22,286.8	$20,149.2	$21,858.4	$19,472.4
Interest expense rate	5.01%	4.13%	4.88%	4.09%

Interest expense increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Increase in interest expense rate	$ 48.9	$ 19.3	$ 85.7	$ 28.2
Increase in average borrowings	22.0	44.3	48.8	90.3
Total	$ 70.9	$ 63.6	$134.5	$118.5

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,287.1	$1,650.0	$15,637.1	$4,022.7
Short-term debt	4,999.7	487.6	4,512.1	703.8
Total	$22,286.8	$2,137.6	$20,149.2	$4,726.5
Percent change		11%		31%

Six Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,535.6	$2,406.7	$15,128.9	$4,079.3
Short-term debt	4,322.8	(20.7)	4,343.5	662.7
Total	$21,858.4	$2,386.0	$19,472.4	$4,742.0
Percent change		12%		32%

AGFC issued $2.6 billion of long-term debt during the last twelve months. We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt.

Short-term debt average borrowings increased in second quarter 2006 primarily to fund the growth in real estate loans held for sale.

Interest expense rate by type and changes in interest expense rate in basis points when compared to the same period for the previous year were as follows:

Three Months Ended June 30,	2006		2005 Restated
	Rate	Change	Rate	Change
Long-term debt	4.99%	67 bp	4.32%	17 bp
Short-term debt	5.05	157	3.48	94
Total	5.01	88	4.13	38

Six Months Ended June 30,	2006		2005 Restated
	Rate	Change	Rate	Change
Long-term debt	4.89%	57 bp	4.32%	11 bp
Short-term debt	4.87	159	3.28	69
Total	4.88	79	4.09	28

Short-term market interest rates rose significantly since mid-2004. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Salaries and benefits	$139.4	$138.4	$283.6	$268.8
Other	69.5	71.8	145.7	145.5
Total	$208.9	$210.2	$429.3	$414.3
Amount change	$ (1.3)	$ 14.8	$ 15.0	$ 30.8
Percent change	(1)%	8%	4%	8%
Operating expenses as a percentage of average net receivables	3.61%	3.85%	3.72%	3.92%

Salaries and benefits expenses increased for the six months ended June 30, 2006 when compared to the same period in 2005 reflecting an increase of approximately 130 employees at June 30, 2006, when compared to June 30, 2005, caused by growth in our branch business segment.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Provision for finance receivable losses	$ 49.3	$ 69.5	$ 81.3	$132.7
Amount change	$(20.2)	$ 5.4	$(51.4)	$ 10.4
Percent change	(29)%	8%	(39)%	9%
Net charge-offs	$ 50.8	$ 58.3	$102.3	$121.3
Charge-off ratio	0.88%	1.08%	0.89%	1.16%
Charge-off coverage	2.42x	1.96x	2.41x	1.88x
60 day+ delinquency			$422.7	$419.6
Delinquency ratio			1.78%	1.84%
Allowance for finance receivable losses			$492.9	$457.1
Allowance ratio			2.11%	2.03%

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$15.0	$ 1.4	$13.6	$(0.3)
Non-real estate loans	28.9	(7.9)	36.8	(4.2)
Retail sales finance	6.9	(1.0)	7.9	(1.2)
Total	$50.8	$(7.5)	$58.3	$(5.7)

Six Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 26.2	$ (1.6)	$ 27.8	$ (0.7)
Non-real estate loans	61.3	(15.7)	77.0	(7.4)
Retail sales finance	14.8	(1.7)	16.5	(2.6)
Total	$102.3	$(19.0)	$121.3	$(10.7)

The improvement in total net charge-offs for the three and six months ended June 30, 2006, when compared to the same periods in 2005 was primarily due to the improving economy. Real estate loan net charge-offs increased slightly for the three months ended June 30, 2006, when compared to the same period in 2005 primarily due to the maturation of the real estate loan portfolio. Net charge-offs for the six months ended June 30, 2006, benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	0.33%	1 bp	0.32%	(13) bp
Non-real estate loans	3.62	(129)	4.91	(78)
Retail sales finance	1.82	(59)	2.41	(55)
Total	0.88	(20)	1.08	(48)

Six Months Ended June 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	0.29%	(4) bp	0.33%	(16) bp
Non-real estate loans	3.86	(130)	5.16	(70)
Retail sales finance	1.96	(54)	2.50	(55)
Total	0.89	(27)	1.16	(51)

The improvement in the total charge-off ratios for the three and six months ended June 30, 2006, when compared to the same periods in 2005 was primarily due to the improving economy. Real estate loan charge-off ratio increased slightly for the three months ended June 30, 2006, when compared to the same period in 2005 reflecting the maturation of the real estate loan portfolio. Net charge-offs for the six months ended June 30, 2006, benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$273.1	$ 16.6	$256.5	$(20.0)
Non-real estate loans	122.5	(12.6)	135.1	(8.8)
Retail sales finance	27.1	(0.9)	28.0	(3.0)
Total	$422.7	$ 3.1	$419.6	$(31.8)

The increase in real estate loan delinquency at June 30, 2006, was primarily due to the maturation of the real estate loan portfolio.

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

June 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	1.48%	5 bp	1.43%	(65) bp
Non-real estate loans	3.40	(60)	4.00	(45)
Retail sales finance	1.56	(37)	1.93	(37)
Total	1.78	(6)	1.84	(69)

The total delinquency ratio at June 30, 2006, improved when compared to June 30, 2005, primarily due to the improving economy. The increase in the real estate loan delinquency ratio at June 30, 2006, when compared to June 30, 2005, reflected the maturation of the real estate loan portfolio.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at June 30, 2006, when compared to June 30, 2005, was primarily due to net additions to the allowance for finance receivable losses through the provision for finance receivable losses. These additions reflected the anticipation of additional finance receivable charge-offs inherent in our existing portfolio related to the impact of Hurricane Katrina.

The increase in the allowance ratio at June 30, 2006, when compared to June 30, 2005, was primarily due to net additions to the allowance for finance receivable losses in anticipation of additional finance receivable charge-offs inherent in our existing portfolio from the impacts of Hurricane Katrina. The increase in the allowance ratio also reflected the transfer of higher credit quality real estate loans to assets held for sale in December 2005 in anticipation of the sale of these real estate loans to an AGFI subsidiary for securitization in first quarter 2006, partially offset by the improving economy.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and six months ended June 30, 2006, when compared to the same periods in 2005 due to lower net charge-offs and a higher allowance for finance receivable losses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Claims incurred	$15.3	$17.1	$32.5	$35.6
Change in benefit reserves	(1.0)	(1.1)	(2.4)	(2.5)
Total	$14.3	$16.0	$30.1	$33.1
Amount change	$(1.7)	$(2.0)	$(3.0)	$(6.0)
Percent change	(10)%	(11)%	(9)%	(15)%

Insurance losses and loss adjustment expenses decreased for the three and six months ended June 30, 2006 when compared to the same periods in 2005 primarily due to lower credit and non-credit insurance claims incurred, reflecting the decline in the number of credit and non-credit insurance policies in force.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Provision for income taxes	$ 63.7	$ 74.3	$137.2	$156.7
Amount change	$ (10.6)	$ 14.4	$ (19.5)	$ 38.7
Percent change	(14)%	24%	(12)%	33%
Pretax income	$181.3	$199.3	$380.6	$425.2
Effective income tax rate	35.13%	37.27%	36.04%	36.85%

Provision for income taxes decreased for the three and six months ended June 30, 2006 when compared to the same periods in 2005 primarily due to lower pretax income and a lower effective income tax rate. Our effective income tax rate declined for the three and six months ended June 30, 2006 primarily due to the lower pretax income of a subsidiary operating in a state with a higher tax rate.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We base the mix of fixed-rate and floating-rate debt, in part, on the nature of the finance receivables being supported. We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. Our real estate loans held for sale are funded primarily with floating-rate debt.

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 40% of our borrowings at June 30, 2006 compared to 43% at June 30, 2005. Approximately $912 million of our floating-rate debt at June 30, 2006 was attributed to funding real estate loans held for sale. Adjustable-rate net finance receivables represented 8% of our net finance receivables at June 30, 2006 compared to 15% at June 30, 2005.

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

The Company’s management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

(d)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 41 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	August 2, 2006	By	/s/	Donald R. Breivogel, Jr.
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