Form 10-Q
period 2006-09-30
AMERICAN GENERAL FINANCE CORP
filed 2006-11-13
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	September 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-6155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

At November 13, 2006, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

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

We have included the restated financial information at and for the three and nine months ended September 30, 2005 in this report. See Restatement in Item 2 and Item 4 for further information on this restatement.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Financial Statements (Unaudited)	4
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	4.	Controls and Procedures	39
Part II	1.	Legal Proceedings	40
	6.	Exhibits	40

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Revenues Finance charges	$615,149	$579,503	$1,806,019	$1,673,512
Mortgage banking	78,091	1,418	145,212	6,870
Insurance	38,253	39,334	115,568	122,652
Investment	22,854	21,896	66,797	64,427
Net service fees from affiliates	690	97,855	56,554	237,225
Other	(55,231)	40,127	(35,695)	79,627
Total revenues	699,806	780,133	2,154,455	2,184,313
Expenses Interest expense	292,614	230,696	825,987	629,590
Operating expenses: Salaries and benefits	134,920	138,880	418,517	407,693
Other operating expenses	75,879	76,098	221,630	221,593
Provision for finance receivable losses	37,755	116,372	119,009	249,089
Insurance losses and loss adjustment expenses	12,942	17,357	43,048	50,458
Total expenses	554,110	579,403	1,628,191	1,558,423
Income before provision for income taxes	145,696	200,730	526,264	625,890
Provision for Income Taxes	47,933	74,339	185,088	231,026
Net Income	$ 97,763	$126,391	$ 341,176	$ 394,864

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands)	2006	2005
Assets Net finance receivables: Real estate loans	$18,419,782	$18,208,723
Non-real estate loans	3,351,273	3,162,567
Retail sales finance	1,715,278	1,498,467
Net finance receivables	23,486,333	22,869,757
Allowance for finance receivable losses	(476,065)	(513,972)
Net finance receivables, less allowance for finance receivable losses	23,010,268	22,355,785
Real estate loans held for sale	860,768	663,705
Investment securities	1,357,711	1,334,081
Cash and cash equivalents	160,044	183,513
Notes receivable from parent	284,494	283,050
Other assets	1,039,058	839,744
Total assets	$26,712,343	$25,659,878
Liabilities and Shareholder’s Equity Long-term debt	$17,841,400	$18,092,860
Short-term debt	4,696,025	3,492,014
Insurance claims and policyholder liabilities	386,600	398,051
Other liabilities	512,149	476,649
Accrued taxes	16,683	19,579
Total liabilities	23,452,857	22,479,153
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	1,179,906	1,179,906
Accumulated other comprehensive income	25,556	32,858
Retained earnings	2,048,944	1,962,881
Total shareholder’s equity	3,259,486	3,180,725
Total liabilities and shareholder’s equity	$26,712,343	$25,659,878

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2006	2005
(dollars in thousands)		Restated
Cash Flows from Operating Activities Net income	$ 341,176	$ 394,864
Reconciling adjustments: Provision for finance receivable losses	119,009	249,089
Depreciation and amortization	103,522	118,542
Deferral of finance receivable origination costs	(56,401)	(61,994)
Deferred income tax benefit	(6,200)	(19,550)
Origination of real estate loans held for sale	(6,128,797)	(363,061)
Sales and principal collections of real estate loans held for sale	5,516,579	214,193
Net gain on sales of real estate loans held for sale	(94,462)	(4,845)
Change in other assets and other liabilities	26,835	(54,046)
Change in insurance claims and policyholder liabilities	(11,451)	(18,907)
Change in taxes receivable and payable	1,697	(29,135)
Other, net	(7,134)	(16,859)
Net cash (used for) provided by operating activities	(195,627)	408,291
Cash Flows from Investing Activities Finance receivables originated or purchased	(6,641,158)	(9,400,035)
Principal collections on finance receivables	5,863,318	6,079,479
Sale of finance receivables to AGFI subsidiary for securitization	509,617	-
Investment securities purchased	(153,874)	(319,160)
Investment securities called and sold	115,316	254,031
Investment securities matured	5,125	37,047
Change in notes receivable from parent	(1,444)	22,272
Change in premiums on finance receivables purchased and deferred charges	(992)	(20,023)
Other, net	(19,204)	(18,494)
Net cash used for investing activities	(323,296)	(3,364,883)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	1,760,420	4,688,515
Repayment of long-term debt	(2,213,864)	(1,229,389)
Change in short-term debt	1,204,011	(507,131)
Capital contribution from parent	-	55,000
Dividends paid	(255,113)	(49,986)
Net cash provided by financing activities	495,454	2,957,009
(Decrease) increase in cash and cash equivalents	(23,469)	417
Cash and cash equivalents at beginning of period	183,513	151,348
Cash and cash equivalents at end of period	$ 160,044	$ 151,765

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Net income	$ 97,763	$126,391	$341,176	$394,864
Other comprehensive income (loss): Net unrealized gains (losses) on investment securities	39,426	(26,566)	(10,768)	(25,462)
Net unrealized (losses) gains on swap agreements	(11,028)	16,484	(3,321)	31,452
Minimum pension liability adjustment	-	-	(2,516)	(2,247)
Income tax effect: Net unrealized (gains) losses on investment securities	(13,799)	9,298	3,769	8,912
Net unrealized losses (gains) on swap agreements	3,859	(5,768)	1,162	(11,006)
Minimum pension liability adjustment	-	-	981	876
Other comprehensive income (loss), net of tax, before reclassification adjustments	18,458	(6,552)	(10,693)	2,525
Reclassification adjustments for realized losses included in net income: Investment securities	158	35	1,708	4,251
Swap agreements	1,027	758	3,509	758
Income tax effect: Investment securities	(55)	(12)	(598)	(1,488)
Swap agreements	(359)	(266)	(1,228)	(266)
Realized losses included in net income, net of tax	771	515	3,391	3,255
Other comprehensive income (loss), net of tax	19,229	(6,037)	(7,302)	5,780
Comprehensive income	$116,992	$120,354	$333,874	$400,644

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

The following tables show the restatement adjustments to our previously reported unaudited condensed consolidated financial data at and for the three and nine months ended September 30, 2005.

Restated

Condensed Consolidated Statement of Income (Unaudited):

Three Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$579,503	$ -	$579,503
Mortgage banking	1,418	-	1,418
Insurance	39,334	-	39,334
Investment	21,896	-	21,896
Net service fees from affiliates	97,855	-	97,855
Other	10,209	29,918	40,127
Total revenues	750,215	29,918	780,133
Expenses Interest expense	233,653	(2,957)*	230,696
Operating expenses: Salaries and benefits	138,880	-	138,880
Other operating expenses	76,098	-	76,098
Provision for finance receivable losses	116,372	-	116,372
Insurance losses and loss adjustment expenses	17,357	-	17,357
Total expenses	582,360	(2,957)	579,403
Income before provision for income taxes	167,855	32,875	200,730
Provision for Income Taxes	62,833	11,506	74,339
Net Income	$105,022	$21,369	$126,391

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Restated

Condensed Consolidated Statement of Income (Unaudited):

Nine Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$1,673,512	$ -	$1,673,512
Mortgage banking	6,870	-	6,870
Insurance	122,652	-	122,652
Investment	64,427	-	64,427
Net service fees from affiliates	237,225	-	237,225
Other	25,098	54,529	79,627
Total revenues	2,129,784	54,529	2,184,313
Expenses Interest expense	638,859	(9,269)*	629,590
Operating expenses: Salaries and benefits	407,693	-	407,693
Other operating expenses	221,593	-	221,593
Provision for finance receivable losses	249,089	-	249,089
Insurance losses and loss adjustment expenses	50,458	-	50,458
Total expenses	1,567,692	(9,269)	1,558,423
Income before provision for income taxes	562,092	63,798	625,890
Provision for Income Taxes	208,697	22,329	231,026
Net Income	$ 353,395	$41,469	$ 394,864

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Restated

Condensed Consolidated Balance Sheet (Unaudited):

September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Assets Net finance receivables: Real estate loans	$18,427,052	$ -	$18,427,052
Non-real estate loans	3,088,988	-	3,088,988
Retail sales finance	1,384,522	-	1,384,522
Net finance receivables	22,900,562	-	22,900,562
Allowance for finance receivable losses	(512,288)	-	(512,288)
Net finance receivables, less allowance for finance receivable losses	22,388,274	-	22,388,274
Real estate loans held for sale	165,151	-	165,151
Investment securities	1,382,140	-	1,382,140
Cash and cash equivalents	151,765	-	151,765
Notes receivable from parent	286,651	-	286,651
Other assets	888,550	-	888,550
Total assets	$25,262,531	$ -	$25,262,531
Liabilities and Shareholder’s Equity Long-term debt	$17,714,009	$ -	$17,714,009
Short-term debt	3,495,341	-	3,495,341
Insurance claims and policyholder liabilities	404,050	-	404,050
Other liabilities	487,595	-	487,595
Accrued taxes	23,405	-	23,405
Total liabilities	22,124,400	-	22,124,400
Shareholder’s equity: Common stock	5,080	-	5,080
Additional paid-in capital	1,179,906	-	1,179,906
Accumulated other comprehensive income	84,662	(41,469)	43,193
Retained earnings	1,868,483	41,469	1,909,952
Total shareholder’s equity	3,138,131	-	3,138,131
Total liabilities and shareholder’s equity	$25,262,531	$ -	$25,262,531

Restated

Condensed Consolidated Statement of Cash Flows (Unaudited):

Nine Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Cash Flows from Operating Activities Net Income	$ 353,395	$41,469	$ 394,864
Reconciling adjustments: Provision for finance receivable losses	249,089	-	249,089
Depreciation and amortization	118,542	-	118,542
Deferral of finance receivable origination costs	(61,994)	-	(61,994)
Deferred income tax benefit	(41,879)	22,329	(19,550)
Origination of real estate loans held for sale	(363,061)	-	(363,061)
Sales and principal collections of real estate loans held for sale	214,193	-	214,193
Net gain on sales of real estate loans held for sale	(4,845)	-	(4,845)
Change in other assets and other liabilities	9,752	(63,798)	(54,046)
Change in insurance claims and policyholder liabilities	(18,907)	-	(18,907)
Change in taxes receivable and payable	(29,135)	-	(29,135)
Other, net	(16,859)	-	(16,859)
Net cash provided by operating activities	408,291	-	408,291
Cash Flows from Investing Activities Finance receivables originated or purchased	(9,400,035)	-	(9,400,035)
Principal collections on finance receivables	6,079,479	-	6,079,479
Investment securities purchased	(319,160)	-	(319,160)
Investment securities called and sold	254,031	-	254,031
Investment securities matured	37,047	-	37,047
Change in notes receivable from parent	22,272	-	22,272
Change in premiums on finance receivables purchased and deferred charges	(20,023)	-	(20,023)
Other, net	(18,494)	-	(18,494)
Net cash used for investing activities	(3,364,883)	-	(3,364,883)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	4,688,515	-	4,688,515
Repayment of long-term debt	(1,229,389)	-	(1,229,389)
Change in short-term debt	(507,131)	-	(507,131)
Capital contributions from parent	55,000	-	55,000
Dividends paid	(49,986)	-	(49,986)
Net cash provided by financing activities	2,957,009	-	2,957,009
Increase in cash and cash equivalents	417	-	417
Cash and cash equivalents at beginning of period	151,348	-	151,348
Cash and cash equivalents at end of period	$ 151,765	-	$ 151,765

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Three Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$105,022	$ 21,369	$126,391
Other comprehensive income (loss): Net unrealized losses on investment securities	(26,566)	-	(26,566)
Net unrealized gains on swap agreements	46,435	(29,951)	16,484
Minimum pension liability adjustment	-	-	-
Income tax effect: Net unrealized losses on investment securities	9,298	-	9,298
Net unrealized gains on swap agreements	(16,251)	10,483	(5,768)
Minimum pension liability adjustment	-	-	-
Other comprehensive income (loss), net of tax, before reclassification adjustments	12,916	(19,468)	(6,552)
Reclassification adjustments for realized losses included in net income: Investment securities	35	-	35
Swap agreements	3,682	(2,924)	758
Income tax effect: Investment securities	(12)	-	(12)
Swap agreements	(1,289)	1,023	(266)
Realized losses included in net income, net of tax	2,416	(1,901)	515
Other comprehensive income (loss), net of tax	15,332	(21,369)	(6,037)
Comprehensive income	$120,354	$ -	$120,354

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Nine Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$353,395	$41,469	$394,864
Other comprehensive income: Net unrealized losses on investment securities	(25,462)	-	(25,462)
Net unrealized gains on swap agreements	77,037	(45,585)	31,452
Minimum pension liability adjustment	(2,247)	-	(2,247)
Income tax effect: Net unrealized losses on investment securities	8,912	-	8,912
Net unrealized gains on swap agreements	(26,961)	15,955	(11,006)
Minimum pension liability adjustment	876	-	876
Other comprehensive income, net of tax, before reclassification adjustments	32,155	(29,630)	2,525
Reclassification adjustments for realized losses included in net income: Investment securities	4,251	-	4,251
Swap agreements	18,971	(18,213)	758
Income tax effect: Investment securities	(1,488)	-	(1,488)
Swap agreements	(6,640)	6,374	(266)
Realized losses included in net income, net of tax	15,094	(11,839)	3,255
Other comprehensive income, net of tax	47,249	(41,469)	5,780
Comprehensive income	$400,644	$ -	$400,644

Note 3.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment”. This standard is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the share-based payment. We participate in AIG’s stock-based compensation plans, and AIG allocates to us our share of the calculated costs. Effective January 1, 2006, AIG adopted SFAS 123R utilizing the binominal model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility.

At September 30, 2006, our employees participated in the following stock-based compensation plans:

•

AIG 1999 Stock Option Plan

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

AIG 2002 Stock Incentive Plan

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

AIG 1996 Employee Stock Purchase Plan

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

•

SICO’s Deferred Compensation Profit Participation Plans

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

•

AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP)

The AIG DCPPP provides equity-based compensation to key employees of AIG and its subsidiaries. The AIG DCPPP is modeled on the SICO Plans.

•

AIG Partners Plan

The AIG Partners Plan replaces the AIG DCPPP. Stock-based compensation earned under the AIG DCPPP and the AIG Partners Plan is issued as awards under the AIG 2002 Stock Incentive Plan.

Under SFAS 123R, we recorded operating expenses of $1.5 million for the three months ended September 30, 2006 and $4.5 million for the nine months ended September 30, 2006 for our participation in AIG’s stock-based compensation plans. In 2005, we recorded operating expenses of $0.5 million for the three months ended September 30, 2005 and $1.6 million for the nine months ended September 30, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently assessing the effect of implementing this guidance.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this standard.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard covers an employer’s accounting for defined benefit postretirement plans sponsored for employees and requires that an employer that sponsors one or more defined benefit pension or other postretirement plans recognize an asset or liability for the overfunded or underfunded status of the defined benefit postretirement plan. Further, employers will record all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income, net of tax. Any transition asset or transition obligation remaining from the initial application of SFAS 87 and 106 will similarly be recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income will be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of SFAS 87 and 106. Prior period financial statements will not be retroactively adjusted and the calculation of the annual expense is unchanged. The statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. SFAS 158 is effective for us as of December 31, 2006. The majority of the Company’s employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, and post retirement health and welfare plans. Related plan expenses are allocated to the Company by AIG. The Company’s employees in Puerto Rico participate in a defined benefit pension plan sponsored by a subsidiary of AGFC. We are currently assessing the effect of implementing this standard.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

September 30, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,387,205	$3,673,333	$1,875,819	$23,936,357
Unearned finance charges and points and fees	(165,943)	(397,292)	(189,081)	(752,316)
Accrued finance charges	118,744	40,597	29,280	188,621
Deferred origination costs	28,839	34,417	-	63,256
Premiums, net of discounts	50,937	218	(740)	50,415
Total	$18,419,782	$3,351,273	$1,715,278	$23,486,333

December 31, 2005	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,145,364	$3,480,437	$1,633,466	$23,259,267
Unearned finance charges and points and fees	(144,048)	(394,114)	(157,988)	(696,150)
Accrued finance charges	116,750	40,751	23,516	181,017
Deferred origination costs	30,930	34,703	-	65,633
Premiums, net of discounts	59,727	790	(527)	59,990
Total	$18,208,723	$3,162,567	$1,498,467	$22,869,757

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate, (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $4.9 billion at September 30, 2006, and $4.0 billion at December 31, 2005. Company experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$492,907	$457,093	$513,972	$445,731
Provision for finance receivable losses	37,755	116,372	119,009	249,089
Charge-offs	(66,234)	(73,574)	(200,140)	(220,890)
Recoveries	11,637	12,397	43,224	38,358
Balance at end of period	$476,065	$512,288	$476,065	$512,288

Note 6.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

While all of our interest rate, foreign currency, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At September 30, 2006, equity-indexed debt was immaterial.

Note 7.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	September 30,	December 31,
(dollars in thousands)	2006	2005
Net unrealized gains on investment securities	$17,841	$23,730
Net unrealized gains on swap agreements	10,621	10,499
Minimum pension liability adjustment	(2,906)	(1,371)
Accumulated other comprehensive income	$25,556	$32,858

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

Information about the Company’s segments follows:

Three Months Ended September 30, 2006		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$446,100	$178,578	$ -	$624,678
Insurance	-	-	38,253	38,253
Other	(2,947)	64,926	24,129	86,108
Intercompany	18,525	491	(15,325)	3,691
Pretax income	96,177	28,333	27,103	151,613

Three Months Ended September 30, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$437,611	$173,874	$ -	$611,485
Insurance	171	-	39,163	39,334
Other	(712)	98,831	22,096	120,215
Intercompany	18,862	462	(15,640)	3,684
Pretax income	64,052	93,017	21,529	178,598

Nine Months Ended September 30, 2006		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$1,343,699	$537,542	$ -	$1,881,241
Insurance	-	-	115,568	115,568
Other	(11,448)	187,103	72,817	248,472
Intercompany	56,225	1,495	(46,381)	11,339
Pretax income	355,893	111,758	77,229	544,880

Nine Months Ended September 30, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$1,289,624	$471,345	$ -	$1,760,969
Insurance	518	-	122,134	122,652
Other	(2,890)	242,449	71,337	310,896
Intercompany	58,533	1,266	(48,739)	11,060
Pretax income	329,959	203,106	72,373	605,438

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Pretax income: Segments	$151,613	$178,598	$544,880	$605,438
Corporate	(12,044)	20,050	(25,624)	22,728
Adjustments	6,127	2,082	7,008	(2,276)
Consolidated pretax income	$145,696	$200,730	$526,264	$625,890

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. A material weakness existed as of December 31, 2005 and was remediated in the first quarter of 2006, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our foreign currency swaps, the first of which we entered into in June 2004. As a result of this material weakness, the Company’s Chief Financial Officer and Chief Accounting Officer determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005. There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has also concluded that the Company’s condensed consolidated financial statements contained in this report fairly present our consolidated financial position and the results of our operations for the periods presented.

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

RESTATEMENT

As previously announced, on March 20, 2006, we determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement related to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt, the first of which we entered into in June 2004. As a result, the originally issued unaudited condensed consolidated financial statements and other related financial information for these periods should no longer be relied upon. We included the restated financial information at and for each of the restated periods in our Annual Report on Form 10-K for the year ended December 31, 2005. We have also included the restated financial information at and for the three and nine months ended September 30, 2005 in this report. See Note 2 of the Notes to Condensed Consolidated Financial Statements and Item 4 for further information on this restatement.

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

September 30, (dollars in millions)	2006		2005 Restated
	Amount	Percent	Amount	Percent
Long-term debt	$17,841.4	69%	$17,714.0	73%
Short-term debt	4,696.0	18	3,495.4	14
Total debt	22,537.4	87	21,209.4	87
Equity	3,259.5	13	3,138.1	13
Total capital	$25,796.9	100%	$24,347.5	100%
Net finance receivables	$23,486.3		$22,900.6
Debt to equity ratio	6.91x		6.76x
Debt to tangible equity ratio	7.48x		7.38x

Short-term debt increased in 2006 primarily to fund the growth in net originations of real estate loans held for sale resulting from the termination of the mortgage services agreements with AIG Bank.

Reconciliations of equity to tangible equity were as follows:

September 30,	2006	2005
(dollars in millions)		Restated
Equity	$3,259.5	$3,138.1
Goodwill	(220.4)	(220.4)
Accumulated other comprehensive income	(25.6)	(43.2)
Tangible equity	$3,013.5	$2,874.5

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding by publicly issuing long-term debt with maturities generally ranging from three to ten years. AGFC obtains most of our floating-rate funding by issuing and refinancing commercial paper and by publicly issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At September 30, 2006, short-term debt included $4.3 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At September 30, 2006, short-term debt included $444.4 million of extendible commercial notes.

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific long-term debt issuances. AGFC’s objective is to achieve net U.S. dollar, fixed or floating interest rate exposure at costs not materially different from costs AGFC would have incurred by issuing debt for the same net exposure without using derivatives.

AGFC has historically paid dividends to (or received capital contributions from) AGFI to manage our leverage of debt to tangible equity to a targeted amount. The current targeted amount is 7.5 to 1. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay.

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC does not guarantee any borrowings of AGFI.

At September 30, 2006, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at September 30, 2006. There were no amounts outstanding under these committed credit facilities at September 30, 2006 or 2005.

At September 30, 2006, AGFC and certain of its subsidiaries also had an uncommitted credit facility totaling $75.0 million which was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility. There were no amounts outstanding under this uncommitted credit facility at September 30, 2006 or 2005.

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

Principal sources and uses of cash were as follows:

Nine Months Ended September 30,
(dollars in millions)	2006	2005
Principal sources of cash: Net issuances of debt	$ 750.6	$2,952.0
Sale of finance receivables to AGFI subsidiary for securitization	509.6	-
Operations	-	408.3
Capital contribution	-	55.0
Total	$1,260.2	$3,415.3
Principal uses of cash: Net originations and purchases of finance receivables	$ 777.8	$3,320.6
Dividends paid	255.1	50.0
Operations	195.6	-
Total	$1,228.5	$3,370.6

Net originations and purchases of finance receivables and net issuances of debt decreased for the nine months ended September 30, 2006, when compared to the same period in 2005 primarily due to decreases in our centralized real estate loan production caused by a less robust U.S. housing market in 2006 compared to the prior year. Net cash from operations decreased primarily due to an increase in net originations of real estate loans held for sale resulting from the termination of the mortgage services agreements with AIG Bank which had the effect of decreasing service fees from AIG Bank and increasing real estate loans held for sale under our own state licenses.

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At September 30, 2006, that percentage was 19% compared to 14% at September 30, 2005.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 2006, we had $4.253 billion of committed bank credit facilities.

•

At September 30, 2006, AGFC had the corporate authority to issue up to $14.1 billion of senior long-term debt securities registered under the Securities Act of 1933 using AGFC’s effective shelf registration statements.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or sell for securitizations, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $7.9 billion during the twelve months ended September 30, 2006. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during this period, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Net income	$ 97.8	$126.4	$341.2	$394.9
Amount change	$(28.6)	$ 13.3	$(53.7)	$ 75.2
Percent change	(23)%	12%	(14)%	24%
Return on average assets	1.47%	2.02%	1.73%	2.19%
Return on average equity	12.02%	16.12%	14.07%	17.75%
Ratio of earnings to fixed charges	1.49x	1.85x	1.63x	1.97x

See Note 8 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Real estate loans	$ 392.5	$ 380.2	$ 1,164.2	$ 1,076.4
Non-real estate loans	174.3	158.0	508.1	471.1
Retail sales finance	48.3	41.3	133.7	126.0
Total	$ 615.1	$ 579.5	$ 1,806.0	$ 1,673.5
Amount change	$ 35.6	$ 87.0	$ 132.5	$ 264.4
Percent change	6%	18%	8%	19%
Average net receivables	$23,417.7	$22,724.0	$23,176.7	$21,678.1
Yield	10.43%	10.13%	10.41%	10.32%

Finance charges increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Increase in average net receivables	$17.5	$117.8	$108.6	$384.5
Change in yield	18.1	(30.8)	23.9	(114.8)
Decrease in number of days	-	-	-	(5.3)
Total	$35.6	$ 87.0	$132.5	$264.4

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,450.6	$168.8	$18,281.8	$4,482.5
Non-real estate loans	3,318.9	234.1	3,084.8	155.0
Retail sales finance	1,648.2	290.8	1,357.4	110.0
Total	$23,417.7	$693.7	$22,724.0	$4,747.5
Percent change		3%		26%

Nine Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,386.6	$1,062.6	$17,324.0	$4,821.6
Non-real estate loans	3,230.2	205.2	3,025.0	128.0
Retail sales finance	1,559.9	230.8	1,329.1	81.5
Total	$23,176.7	$1,498.6	$21,678.1	$5,031.1
Percent change		7%		30%

The relatively low interest rate environment, in comparison to historical periods, along with growth in our branch network contributed to the increase in average net receivables. Real estate loan production arising from our centralized real estate origination services represented $1.6 billion of our real estate loan originations during the last twelve months.

Yield by type and changes in yield in basis points (bp) when compared to the same period for the previous year were as follows:

Three Months Ended September 30,	2006		2005
	Yield	Change	Yield	Change
Real estate loans	8.44%	19 bp	8.25%	(17) bp
Non-real estate loans	20.90	50	20.40	(67)
Retail sales finance	11.67	(41)	12.08	(248)
Total	10.43	30	10.13	(78)

Nine Months Ended September 30,	2006		2005
	Yield	Change	Yield	Change
Real estate loans	8.47%	16 bp	8.31%	(37) bp
Non-real estate loans	21.01	21	20.80	(44)
Retail sales finance	11.45	(122)	12.67	(185)
Total	10.41	9	10.32	(98)

Yield increased for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 reflecting higher real estate and non-real estate loan yield, partially offset by lower retail sales finance yield. Retail sales finance yield decreased for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 primarily due to competitive market conditions, which have resulted in a change in the mix to longer term promotional products.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Net gain (loss) on sales of real estate loans held for sale	$54.3	$ (0.2)	$ 94.5	$ 4.9
Interest income on real estate loans held for sale	23.8	1.6	50.7	2.0
Total	$78.1	$ 1.4	$145.2	$ 6.9
Amount change	$76.7	$ 0.3	$138.3	$(6.9)
Percent change	N/M	28%	N/M	(50)%

Mortgage banking revenues increased for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 reflecting the termination of the mortgage services agreements with AIG Bank and the resulting increase in originations of real estate loans held for sale. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank (subsequently resulting in lower net service fees from affiliates) and began originating real estate loans held for sale using our own state licenses.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Earned premiums	$38.1	$39.1	$114.9	$122.0
Commissions	0.2	0.2	0.7	0.7
Total	$38.3	$39.3	$115.6	$122.7
Amount change	$(1.0)	$(4.7)	$ (7.1)	$(10.7)
Percent change	(3)%	(11)%	(6)%	(8)%

Earned premiums decreased for the three and nine months ended September 30, 2006 when compared to the same periods in 2005 primarily due to declining credit premium volume in prior periods. Historically, non-real estate loan customers have purchased the majority of our insurance products. We experienced decreases in the number of non-real estate loan customers in prior periods primarily due to the low mortgage interest rate environment.

Investment Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Investment revenue	$22.9	$21.9	$66.8	$64.4
Amount change	$ 1.0	$ (2.0)	$ 2.4	$ (7.8)
Percent change	4%	(8)%	4%	(11)%

Investment revenue was affected by the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Average invested assets	$1,446.3	$1,438.8	$1,428.6	$1,422.1
Investment portfolio yield	6.18%	6.14%	6.28%	6.38%
Net realized losses on investments	$ (0.2)	$ -	$ (1.7)	$ (4.3)

Net Service Fees from Affiliates

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Net service fees from affiliates	$ 0.7	$97.9	$ 56.6	$237.2
Amount change	$(97.2)	$38.2	$(180.6)	$105.3
Percent change	(99)%	64%	(76)%	80%

Net service fees from affiliates decreased for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 reflecting the decrease in AIG Bank’s origination and sale of real estate loans held for sale using our mortgage origination services caused primarily by the termination of the mortgage services agreements with AIG Bank and a less robust U.S. housing market in 2006 compared to the prior year. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating real estate loans held for sale using our own state licenses.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Fair value adjustments – derivatives	$(63.7)	$ 32.3	$ (67.4)	$56.9
Interest revenue – notes receivable from AGFI	6.5	5.2	24.8	13.6
Writedowns on real estate owned	(2.1)	(1.8)	(6.8)	(5.5)
Recognition of mortgage servicing rights	-	-	3.7	-
Net recovery on sales of real estate owned	0.7	1.2	2.5	3.4
Other	3.4	3.2	7.5	11.2
Total	$(55.2)	$40.1	$ (35.7)	$79.6
Amount change	$(95.3)	$34.3	$(115.3)	$63.1
Percent change	(238)%	597%	(145)%	382%

Other revenues decreased for the three months ended September 30, 2006 when compared to the same period in 2005 primarily due to an unfavorable variance in fair value adjustments on derivatives. Other revenues decreased for the nine months ended September 30, 2006 when compared to the same period in 2005 primarily due to an unfavorable variance in fair value adjustments on derivatives, partially offset by higher interest revenue on notes receivable from AGFI.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Long-term debt	$ 218.2	$ 192.9	$ 647.4	$ 521.1
Short-term debt	74.4	37.8	178.6	108.5
Total	$ 292.6	$ 230.7	$ 826.0	$ 629.6
Amount change	$ 61.9	$ 65.9	$ 196.4	$ 184.4
Percent change	27%	40%	31%	41%
Average borrowings	$22,581.6	$20,912.9	$22,099.5	$19,952.6
Interest expense rate	5.15%	4.39%	4.98%	4.19%

Interest expense increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Increase in interest expense rate	$43.2	$21.9	$128.9	$ 50.1
Increase in average borrowings	18.7	44.0	67.5	134.3
Total	$61.9	$65.9	$196.4	$184.4

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,097.9	$ (50.5)	$17,148.4	$4,279.1
Short-term debt	5,483.7	1,719.2	3,764.5	117.1
Total	$22,581.6	$1,668.7	$20,912.9	$4,396.2
Percent change		8%		27%

Nine Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,389.7	$1,587.6	$15,802.1	$4,145.9
Short-term debt	4,709.8	559.3	4,150.5	480.9
Total	$22,099.5	$2,146.9	$19,952.6	$4,626.8
Percent change		11%		30%

AGFC issued $2.5 billion of long-term debt during the last twelve months. We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt.

Short-term debt average borrowings increased in 2006 primarily to fund the growth in real estate loans held for sale.

Interest expense rate by type and changes in interest expense rate in basis points when compared to the same period for the previous year were as follows:

Three Months Ended September 30,	2006		2005 Restated
	Rate	Change	Rate	Change
Long-term debt	5.07%	60 bp	4.47%	17 bp
Short-term debt	5.40	140	4.00	116
Total	5.15	76	4.39	41

Nine Months Ended September 30,	2006		2005 Restated
	Rate	Change	Rate	Change
Long-term debt	4.95%	58 bp	4.37%	13 bp
Short-term debt	5.08	158	3.50	83
Total	4.98	79	4.19	32

Short-term market interest rates have risen significantly since mid-2004. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Salaries and benefits	$134.9	$138.9	$418.5	$407.7
Other	75.9	76.1	221.6	221.6
Total	$210.8	$215.0	$640.1	$629.3
Amount change	$ (4.2)	$ 21.3	$ 10.8	$ 52.1
Percent change	(2)%	11%	2%	9%
Operating expenses as a percentage of average net receivables	3.60%	3.78%	3.68%	3.87%

Salaries and benefits expenses decreased for the three months ended September 30, 2006 when compared to the same period in 2005 primarily due to a decrease in commissions resulting from lower centralized real estate loan production.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Provision for finance receivable losses	$ 37.8	$116.4	$ 119.0	$249.1
Amount change	$(78.6)	$ 48.4	$(130.1)	$ 58.8
Percent change	(68)%	71%	(52)%	31%
Net charge-offs	$ 54.6	$ 61.2	$ 156.9	$182.5
Charge-off ratio	0.93%	1.08%	0.90%	1.13%
Charge-off coverage	2.18x	2.09x	2.28x	2.10x
60 day+ delinquency			$ 465.7	$443.5
Delinquency ratio			1.95%	1.91%
Allowance for finance receivable losses			$ 476.1	$512.3
Allowance ratio			2.03%	2.24%

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$16.2	$ 1.4	$14.8	$(2.5)
Non-real estate loans	31.6	(6.9)	38.5	(3.2)
Retail sales finance	6.8	(1.1)	7.9	(0.7)
Total	$54.6	$(6.6)	$61.2	$(6.4)

Nine Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 42.5	$ (0.1)	$ 42.6	$ (3.2)
Non-real estate loans	92.8	(22.8)	115.6	(10.5)
Retail sales finance	21.6	(2.7)	24.3	(3.3)
Total	$156.9	$(25.6)	$182.5	$(17.0)

The improvement in total net charge-offs for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 was primarily due to the improving economy. Real estate loan net charge-offs increased slightly for the three months ended September 30, 2006, when compared to the same period in 2005 primarily due to the maturation of the real estate loan portfolio. Net charge-offs for the nine months ended September 30, 2006, benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	0.35%	3 bp	0.32%	(19) bp
Non-real estate loans	3.82	(118)	5.00	(70)
Retail sales finance	1.67	(66)	2.33	(42)
Total	0.93	(15)	1.08	(44)

Nine Months Ended September 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	0.31%	(2) bp	0.33%	(17) bp
Non-real estate loans	3.84	(126)	5.10	(71)
Retail sales finance	1.86	(59)	2.45	(50)
Total	0.90	(23)	1.13	(49)

The improvement in the total charge-off ratios for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 was primarily due to the improving economy. Real estate loan charge-off ratio increased slightly for the three months ended September 30, 2006, when compared to the same period in 2005 reflecting the maturation of the real estate loan portfolio. Net charge-offs for the nine months ended September 30, 2006, benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Delinquency at September 30, 2006, based on contract terms in effect by type and changes in delinquency when compared to September 30, 2005, were as follows:

September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$295.9	$27.3	$268.6	$ (7.3)
Non-real estate loans	137.6	(6.8)	144.4	(7.3)
Retail sales finance	32.2	1.7	30.5	(2.4)
Total	$465.7	$22.2	$443.5	$(17.0)

The increase in real estate loan delinquency at September 30, 2006, was primarily due to the maturation of the real estate loan portfolio. Retail sales finance delinquency at September 30, 2006, increased slightly when compared to September 30, 2005, reflecting growth in retail sales finance receivables.

Delinquency ratios at September 30, 2006, based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to September 30, 2005, were as follows:

September 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	1.61%	15 bp	1.46%	(50) bp
Non-real estate loans	3.75	(50)	4.25	(44)
Retail sales finance	1.72	(30)	2.02	(36)
Total	1.95	4	1.91	(55)

The total delinquency ratio at September 30, 2006, increased slightly when compared to September 30, 2005, primarily due to an increase in the real estate loan delinquency ratio, partially offset by decreases in the non-real estate loan and retail sales finance delinquency ratios. The increase in the real estate loan delinquency ratio at September 30, 2006, when compared to September 30, 2005, reflected the maturation of the real estate loan portfolio.

Many of our customers are non-prime or sub-prime. Current economic conditions, such as interest rate and employment levels, have a direct effect on our customers’ ability to repay. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at September 30, 2006, when compared to September 30, 2005, was due to decreases to the allowance for finance receivable losses through the provision for finance receivable losses reflecting our quarterly evaluation of our loss exposure relating to Hurricane Katrina and the improving economy. In third quarter 2005, we added $56.8 million to our allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $26.0 million during 2006 ($22.9 million in third quarter 2006) to reflect our current loss exposure.

The decrease in the allowance ratio at September 30, 2006, when compared to September 30, 2005, was primarily due to decreases to the allowance for finance receivable losses reflecting the Hurricane Katrina effect and the improving economy, partially offset by the transfer of higher credit quality real estate loans to assets held for sale in December 2005 in anticipation of the sale of these real estate loans to an AGFI subsidiary for securitization in first quarter 2006.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 due to lower net charge-offs, partially offset by a lower allowance for finance receivable losses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Claims incurred	$13.8	$19.6	$46.3	$55.2
Change in benefit reserves	(0.9)	(2.2)	(3.3)	(4.7)
Total	$12.9	$17.4	$43.0	$50.5
Amount change	$(4.5)	$(3.9)	$(7.5)	$(9.9)
Percent change	(25)%	(18)%	(15)%	(16)%

Insurance losses and loss adjustment expenses decreased for the three and nine months ended September 30, 2006 when compared to the same periods in 2005 primarily due to lower credit and non-credit insurance claims incurred, reflecting the decline in the number of credit and non-credit insurance policies in force.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Provision for income taxes	$ 47.9	$ 74.3	$185.1	$231.0
Amount change	$ (26.4)	$ 8.3	$ (45.9)	$ 47.0
Percent change	(36)%	13%	(20)%	26%
Pretax income	$145.7	$200.7	$526.3	$625.9
Effective income tax rate	32.90%	37.03%	35.17%	36.91%

Provision for income taxes decreased for the three and nine months ended September 30, 2006 when compared to the same periods in 2005 primarily due to lower pretax income and a lower effective income tax rate. Our effective income tax rate declined for the three and nine months ended September 30, 2006 primarily due to the lower pretax income of a subsidiary operating in a state with a higher tax rate.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 40% of our borrowings at September 30, 2006 compared to 38% at September 30, 2005. Approximately $854 million of our floating-rate debt at September 30, 2006 was attributed to funding real estate loans held for sale. Adjustable-rate net finance receivables represented 6% of our net finance receivables at September 30, 2006 compared to 13% at September 30, 2005.

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

The Company’s management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

(d)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 42 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	November 13, 2006	By	/s/	Donald R. Breivogel, Jr.
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