Form 10-K
period 2006-12-31
AMERICAN GENERAL FINANCE CORP
filed 2007-02-23
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to	.

Commission file number 1-06155 AMERICAN GENERAL FINANCE CORPORATION
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

Yes ☑      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐      No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.  Not applicable.

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

At February 23, 2007, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Business	3
	1A.	Risk Factors	18
	1B.	Unresolved Staff Comments	19
	2.	Properties	19
	3.	Legal Proceedings	20
	4.	Submission of Matters to a Vote of Security Holders	*
Part II	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
	6.	Selected Financial Data	21
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	7A.	Quantitative and Qualitative Disclosures About Market Risk	57
	8.	Financial Statements and Supplementary Data	58
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
	9A.	Controls and Procedures	102
	9B.	Other Information	***
Part III	10.	Directors, Executive Officers and Corporate Governance	*
	11.	Executive Compensation	*
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	13.	Certain Relationships and Related Transactions, and Director Independence	*
	14.	Principal Accountant Fees and Services	104
Part IV	15.	Exhibits and Financial Statement Schedules	105

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

At December 31, 2006, the Company had 1,502 branch offices in 44 states, Puerto Rico, and the U.S. Virgin Islands and approximately 9,500 employees. Our executive offices are located in Evansville, Indiana.

Item 1.  Continued

SEGMENTS

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

Revenues, pretax income, and assets for our three business segments and consolidated totals were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Branch: Revenues	$ 1,875,444	$ 1,798,673	$ 1,738,952
Pretax income	488,987	435,552	484,737
Assets	12,160,609	11,440,919	10,892,469
Centralized real estate: Revenues	$ 977,822	$ 960,076	$ 566,400
Pretax income	141,685	257,747	151,016
Assets	12,057,141	11,646,229	8,410,635
Insurance: Revenues	$ 189,712	$ 190,021	$ 199,160
Pretax income	101,185	95,305	91,323
Assets	1,510,489	1,441,864	1,472,399
Consolidated: Revenues	$ 2,890,774	$ 2,898,512	$ 2,420,500
Pretax income	662,656	809,839	680,951
Assets	27,212,402	25,659,878	22,093,808

See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

Certain terms we use in the branch and centralized real estate business segments sections are defined below (other terms are defined in the Glossary in Item 6):

Average operating net receivables	average of operating net finance receivables at the beginning and end of each month in the period
Operating charge-off ratio	net charge-offs as a percentage of the average of operating net finance receivables at the beginning of each month in the period
Operating net finance receivables	net finance receivables less deferred origination costs
Operating yield	finance charges less the amortization of deferred origination costs as a percentage of average operating net receivables

Item 1.  Continued

Branch Business Segment

The branch business segment is the core of the Company’s operations. Through its 1,502 branch offices and its centralized support operations, the 6,800 employees of the branch business segment serviced 1.9 million real estate loans, non-real estate loans, and retail sales finance accounts totaling $13.0 billion at December 31, 2006.

Our branch customers encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime at the other. Their incomes are generally near the national median but also vary, as do the customers’ debt-to-income ratios, employment and residency stability, and credit repayment histories. In general, branch customers require significant levels of servicing and, as a result, we charge them interest rates higher than our centralized real estate customers to compensate us for such services and related credit risks.

Structure and Responsibilities. Branch personnel originate real estate loans and non-real estate loans, purchase retail sales finance contracts from retail merchants, offer credit and non-credit insurance and ancillary products to the loan customers, and service these receivables. Branch managers establish retail merchant relationships, identify portfolio acquisition opportunities, maintain finance receivable credit quality, and are responsible for branch profitability. Branch managers also hire and train the branch staff and supervise their work. The Company coordinates branch staff training through centrally developed training programs to maintain quality customer service.

To ensure profitability and growth, we continuously review the performance of our individual branches and the markets they serve. During 2006, we opened 54 branch offices and closed 5 branch offices.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. The home equity lines of credit generally have a predetermined period during which the borrower may take advances. After this draw period, all advances outstanding under the line of credit convert to a fixed-term repayment period, usually over an agreed upon period between 15 and 30 years. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24 or 36 months and then convert to an adjustable-rate for the remainder of the term. Our closed-end real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization.

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

Item 1.  Continued

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

E-commerce provides another source of new customers. Our website includes a brief, user-friendly credit application that, upon completion, is automatically routed to the branch office nearest the consumer. We have established E-commerce relationships with a variety of search engines to bring prospects to our website. Our website also has a branch office locator feature so potential customers can readily find the branch office nearest to them and can contact branch personnel directly.

New customer relationships also begin through our alliances with approximately 28,000 retail merchants across the United States, Puerto Rico, and the U.S. Virgin Islands. After a customer utilizes the merchant’s retail sales financing option, we may purchase that retail sales finance obligation. We then contact the customer using various marketing methods to invite the customer to discuss his or her overall credit needs with our consumer lending specialists. Any resulting loan may pay off the customer’s retail sales finance obligation and consolidate his or her debts with other creditors, if permitted.

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

Item 1.  Continued

We do not modify the terms of existing accounts to eliminate delinquency, except in certain bankruptcy or catastrophic situations. However, we may renew a delinquent account if the customer has sufficient income and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new loan. We subject all renewals, whether the customer’s account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

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

When two payments are past due on a real estate loan and it appears that foreclosure may be necessary, we inspect the property as part of assessing the costs, risks, and benefits associated with foreclosure. Generally, we begin foreclosure proceedings when the fourth monthly payment is past due. When foreclosure is completed and we have obtained title to the property, we obtain an unrelated party’s valuation of the property, which is either a full appraisal or a real estate broker’s or appraiser’s estimate of the property sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a foreclosed real estate owned asset at lower of loan balance or 85% of the valuation, and charge off any loan amount in excess of that value to the allowance for finance receivable losses.

Branch and centralized support operations personnel charge-off non-real estate loans and retail sales finance obligations according to our policy. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for our charge-off policy. If recovery efforts are feasible, we transfer charged-off accounts to our centralized charge-off recovery operation for ultimate disposition.

Item 1.  Continued

Selected Financial Information. Amount, number, and average size of total operating net finance receivables originated, renewed, and net purchased by type for the branch business segment were as follows:

Years Ended December 31,	2006	2005	2004
Originated, renewed, and net purchased Amount (in thousands): Real estate loans	$3,644,839	$3,855,823	$3,198,219
Non-real estate loans	3,583,026	3,313,878	3,054,939
Retail sales finance	2,172,147	1,775,914	1,623,269
Total	$9,400,012	$8,945,615	$7,876,427
Number: Real estate loans	60,463	68,124	68,448
Non-real estate loans	826,802	801,453	794,900
Retail sales finance	838,518	742,128	735,417
Total	1,725,783	1,611,705	1,598,765
Average size (to nearest dollar): Real estate loans	$60,282	$56,600	$46,725
Non-real estate loans	4,334	4,135	3,843
Retail sales finance	2,590	2,393	2,207

Amount, number, and average size of operating net finance receivables by type for the branch business segment were as follows:

Years Ended December 31,	2006	2005	2004
Operating net finance receivables Amount (in thousands): Real estate loans	$ 7,714,180	$ 7,289,736	$ 7,077,644
Non-real estate loans	3,430,145	3,130,366	2,956,801
Retail sales finance	1,860,505	1,494,172	1,330,381
Total	$13,004,830	$11,914,274	$11,364,826
Number: Real estate loans	158,026	162,178	171,095
Non-real estate loans	879,932	858,891	872,283
Retail sales finance	862,312	748,131	715,937
Total	1,900,270	1,769,200	1,759,315
Average size (to nearest dollar): Real estate loans	$48,816	$44,949	$41,367
Non-real estate loans	3,898	3,645	3,390
Retail sales finance	2,158	1,997	1,858

Item 1.  Continued

Selected financial data for the branch business segment were as follows:

At or for the Years Ended December 31,	2006	2005	2004
Operating yield: Real estate loans	11.60%	11.76%	11.39%
Non-real estate loans	23.06	24.10	23.46
Retail sales finance	11.80	12.94	14.12
Total	14.62	14.88	14.80
Operating charge-off ratio: Real estate loans	0.62%	0.66%	0.69%
Non-real estate loans	4.12	5.51	6.05
Retail sales finance	1.89	2.53	3.04
Total	1.70	2.15	2.33
Delinquency ratio: Real estate loans	2.80%	2.89%	2.95%
Non-real estate loans	3.70	4.18	4.53
Retail sales finance	1.75	1.91	2.33
Total	2.90	3.12	3.31

See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s branch business segment.

Centralized Real Estate Business Segment

The centralized real estate business segment originates, purchases, and services real estate loans for customers that we obtain through distribution channels other than our branches. These real estate loans generally have higher credit quality than the real estate loans originated by our branch business segment and are thereby cost-effectively serviced centrally. Our centralized real estate customers are generally described as either prime or near-prime. Their incomes are generally above national medians but, because of debt-to-income ratios, income stability or verification, or level of disclosure, they have applied for a non-conforming mortgage. The distribution channels include mortgage brokers, correspondent relationships with mortgage lenders, and portfolio acquisitions from various types of mortgage lenders as well as direct lending to customers. Wilmington Finance, Inc. (WFI) and MorEquity, Inc. (MorEquity) are included in this segment. At December 31, 2006, the centralized real estate business segment had approximately 1,800 employees.

Item 1.  Continued

Structure and Responsibilities. WFI and MorEquity originate non-conforming residential real estate loans using state licenses. Previously, these subsidiaries maintained agreements with AIG Bank whereby WFI and MorEquity provided services for AIG Bank’s origination and sale of such real estate loans. These mortgage origination subsidiaries and AIG Bank originated a combined $11.5 billion of real estate loans during 2006 and $16.4 billion of real estate loans during 2005. We ultimately retained $1.0 billion of these real estate loans during 2006 and $3.7 billion of these real estate loans during 2005 and sold the remainder in the secondary mortgage market to third party investors. For accounting purposes, we reported any real estate loans we purchased from AIG Bank that were originated using our mortgage origination subsidiaries’ services as originations rather than as portfolio acquisitions because the Company and AIG Bank share a common parent. In first quarter 2006, WFI and MorEquity terminated their services agreements with AIG Bank and began originating non-conforming residential real estate loans held for sale using their own state licenses.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate and are generally considered non-conforming. We offer a broad range of fixed and adjustable-rate loans that meet our customers’ needs. These loans generally have maximum original terms of 360 months but we also offer loans with maximum original terms of 480 months, some of which require a balloon payment at the end of 360 months. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24 or 36 months and then convert to an adjustable-rate for the remainder of the 360 months. Our closed-end real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization.

WFI originates non-conforming residential real estate loans, primarily through broker relationships (wholesale) and, to lesser extents, directly to consumers (retail) and through correspondent relationships, and sells these loans to investors with servicing released to the purchaser. At December 31, 2006, WFI had a national network of 19 wholesale, retail, and correspondent production and sales offices. During 2006, WFI originated real estate loans through relationships with approximately 7,000 brokers and sold them to approximately 20 investors. WFI’s investors include money center and regional banks, national finance companies, investment banks, and our affiliates.

MorEquity originates non-conforming residential real estate loans primarily through refinancing loans with existing customers, and to a lesser extent, through mail solicitations.

MorEquity serviced approximately 58,000 real estate loans totaling $10.9 billion at December 31, 2006, from a centralized location. These real estate loans were generated through:

•

portfolio acquisitions from third party lenders;

•

correspondent relationships;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages; or

•

advances on home equity lines of credit.

At December 31, 2006, MorEquity had $1.8 billion of interest only real estate loans. Our underwriting criteria for interest only loans include no investment properties and borrower qualification on a fully amortizing payment basis. At December 31, 2006, MorEquity also had $125.9 million of real estate loans that amortize over 480 months, some of which require a balloon payment at the end of 360 months.

Item 1.  Continued

Selected Financial Information. Selected financial data for the centralized real estate business segment’s real estate loans were as follows:

At or for the Years Ended December 31,	2006	2005	2004
Operating net finance receivables originated, renewed, and net purchased: Amount (in thousands)	$ 1,252,316	$ 4,946,088	$6,008,949
Number	5,753	22,609	29,700
Average size (to nearest dollar)	$ 217,681	$ 218,766	$ 202,322
Operating net finance receivables: Amount (in thousands)	$10,925,864	$11,468,237	$8,391,565
Number	57,837	62,371	51,913
Average size (to nearest dollar)	$ 188,908	$ 183,871	$ 161,645
Operating yield	6.31%	6.15%	5.79%
Operating charge-off ratio	0.08%	0.11%	0.24%
Delinquency ratio	0.99%	0.61%	0.87%

Selected financial data for the centralized real estate business segment’s real estate loans held for sale were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Real estate loans held for sale	$1,121,579	$154,088	$ 11,784
Origination of real estate loans held for sale	9,038,680	667,498	124,398
Sales and principal collections of real estate loans held for sale	8,071,189	522,812	135,825

See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s centralized real estate business segment.

Insurance Business Segment

The insurance business segment markets its products to all eligible branch customers. We invest cash generated from operations in investment securities, commercial mortgage loans, investment real estate, and policy loans and also use it to pay dividends. The 90 employees of the insurance business segment have numerous underwriting, compliance, and service responsibilities for the insurance companies and also provide services to the branch and centralized real estate business segments.

Structure and Responsibilities. Merit is a life and health insurance company domiciled in Indiana and licensed in 47 states, the District of Columbia, and the U.S. Virgin Islands. Merit writes or reinsures credit life, credit accident and health, and non-credit insurance.

Item 1.  Continued

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

Reinsurance. Merit and Yosemite enter into reinsurance agreements with other insurers, including affiliated companies, for reinsurance of various non-credit life, group annuity, credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance where our insurance subsidiaries reinsure the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. At December 31, 2006, reserves on the books of Merit and Yosemite for these reinsurance agreements totaled $81.4 million.

Item 1.  Continued

Investments. We invest cash generated by our insurance business segment primarily in bonds. We invest in, but are not limited to, the following:

•

bonds;

•

commercial mortgage loans;

•

short-term investments;

•

limited partnerships;

•

preferred stock;

•

investment real estate;

•

policy loans; and

•

common stock.

AIG subsidiaries manage substantially all of our insurance business segment’s investments on our behalf.

Selected Financial Information. Selected financial data for the insurance business segment were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Life insurance in force: Credit	$2,597,831	$2,694,741	$2,979,391
Non-credit	2,222,341	2,426,867	2,708,889
Total	$4,820,172	$5,121,608	$5,688,280
Investments: Investment securities	$1,376,892	$1,334,081	$1,378,362
Commercial mortgage loans	87,021	61,684	39,661
Investment real estate	6,904	6,735	7,089
Policy loans	1,921	1,874	2,041
Total	$1,472,738	$1,404,374	$1,427,153
Premiums earned	$ 154,610	$ 160,082	$ 175,784
Premiums written	$ 153,808	$ 144,696	$ 164,619
Insurance losses and loss adjustment expenses	$ 59,871	$ 66,347	$ 76,681

See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s insurance business segment.

Item 1.  Continued

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

In our branch business segment, we use credit risk scoring models at the time of credit application to assess our risk of the applicant’s unwillingness or inability to repay. We develop these models using numerous factors, including past customer credit repayment experience, and periodically revalidate them based on recent portfolio performance. We use different credit risk scoring models for different types of real estate loan, non-real estate loan, and retail sales finance products. We extend credit to those customers who fit our risk guidelines as determined by these models or, in some cases, manual underwriting. Price and size of the loan or retail sales finance transaction are in relation to the estimated credit risk we assume.

In our centralized real estate business segment, WFI and MorEquity originate real estate loans according to established underwriting criteria, and in first quarter 2006 and prior, AIG Bank originated real estate loans using WFI and MorEquity services according to its established underwriting criteria. Our correspondent lenders originate real estate loans according to underwriting criteria we establish for them. As part of our due diligence, we individually reviewed real estate loans we obtained through AIG Bank and also individually review real estate loans we obtain through our correspondent lenders. We perform due diligence investigations on all portfolio acquisitions.

See Note 14 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of derivative counterparty credit risk management.

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

CENTRALIZED SUPPORT

We continually seek to identify functions that could be more cost-effective if centralized, which reduces costs and frees our lending specialists to service our customers and market our products. Our centralized operational functions support the following:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years. WFI leases office facilities under leases that expire in 2015.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for AGFC’s common stock. AGFC is an indirect wholly owned subsidiary of AIG. AGFC paid the following cash dividends on its common stock:

Quarter Ended
(dollars in thousands)	2006	2005
March 31	$100,078	$ -
June 30	85,036	-
September 30	69,999	49,986
December 31	60,050	67,057
Total	$315,163	$117,043

See Management’s Discussion and Analysis in Item 7, and Note 19 of the Notes to Consolidated Financial Statements in Item 8, regarding limitations on the ability of AGFC and its subsidiaries to pay dividends.

Item 6.  Selected Financial Data.

You should read the following selected financial data in conjunction with the consolidated financial statements and related notes in Item 8 and Management’s Discussion and Analysis in Item 7.

At or for the Years Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Total revenues	$ 2,890,774	$ 2,898,512	$ 2,420,500	$ 2,162,373	$ 1,980,974
Net income (a)	$ 430,563	$ 514,850	$ 469,987	$ 363,573	$ 349,495
Total assets	$27,212,402	$25,659,878	$22,093,808	$16,771,141	$15,400,722
Long-term debt	$18,585,636	$18,092,860	$14,481,059	$10,686,887	$ 9,566,256
Average net receivables	$23,252,015	$22,043,734	$17,211,268	$13,800,558	$12,135,806
Average borrowings	$22,257,314	$20,306,789	$15,847,780	$12,952,422	$11,180,394
Yield	10.44%	10.27%	11.14%	12.41%	13.83%
Interest expense rate	5.06%	4.26%	3.95%	4.17%	4.95%
Interest spread	5.38%	6.01%	7.19%	8.24%	8.88%
Operating expense ratio	3.67%	3.76%	4.48%	4.90%	4.54%
Allowance ratio	2.04%	2.25%	2.26%	3.07%	3.34%
Charge-off ratio	0.97%	1.18%	1.61%	2.21%	2.41%
Charge-off coverage	2.14x	1.99x	1.62x	1.50x	1.56x
Delinquency ratio	2.09%	1.97%	2.32%	3.33%	3.68%
Return on average assets	1.63%	2.11%	2.44%	2.28%	2.51%
Return on average equity	13.25%	17.04%	19.97%	18.79%	21.69%
Ratio of earnings to fixed charges	1.58x	1.92x	2.06x	2.03x	1.87x
Debt to tangible equity ratio	7.55x	7.37x	7.47x	7.51x	7.34x
Debt to equity ratio	6.98x	6.79x	6.76x	6.76x	6.98x

(a)

We exclude per share information because AGFI owns all of AGFC’s common stock.

Item 6.  Continued

Glossary

Allowance ratio	allowance for finance receivable losses as a percentage of net finance receivables
Average borrowings	average of debt for each day in the period
Average net receivables	average of net finance receivables at the beginning and end of each month in the period
Charge-off coverage	allowance for finance receivable losses to net charge-offs
Charge-off ratio	net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Conforming	a real estate loan that meets the purchase eligibility requirements of United States government-sponsored mortgage investment entities
Debt to equity ratio	total debt divided by total equity
Debt to tangible equity ratio	total debt divided by tangible equity
Delinquency ratio	gross finance receivables 60 days or more past due (customer has not made 3 or more contractual payments) as a percentage of gross finance receivables
Interest expense rate	interest expense as a percentage of average borrowings
Interest spread	yield less interest expense rate
Operating expense ratio	total operating expenses as a percentage of average net receivables
Ratio of earnings to fixed charges	see Exhibit 12 for calculation
Return on average assets	net income as a percentage of the average of total assets at the beginning and end of each month in the period
Return on average equity	net income as a percentage of the average of total equity at the beginning and end of each month in the period
Tangible equity	total equity less goodwill and accumulated other comprehensive income
Yield	finance charges as a percentage of average net receivables

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

•

changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels, and the formation of business combinations among our competitors;

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

Item 7.  Continued

RESTATEMENT

As previously announced, on March 20, 2006, AGFC determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement related to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. See Item 9A for further information on this restatement.

OVERVIEW AND OUTLOOK

Overview

Our branch and centralized real estate business segments borrow money at wholesale prices and lend money at retail prices. Our centralized real estate business segment also originates real estate loans for sale to third party investors. Our branch business segment offers credit and non-credit insurance and ancillary products to all eligible customers. Our insurance business segment writes and reinsures credit and non-credit insurance products for all eligible customers of our branch business segment and invests cash generated from operations in various investments.

During 2006, the U.S. Dollar weakened against foreign currencies, including the British Pound and the Euro. This weakening caused a negative variance arising from the translation adjustments of foreign currency denominated debt that was not fully offset by a positive variance in fair value adjustments of derivatives, principally our cross currency swaps used to economically hedge these exchange rate fluctuations. Activity in the U.S. housing market deteriorated significantly throughout 2006 and ended the year at a fairly low level compared to recent years. As a result, our real estate loans decreased $29.1 million during 2006. The slower U.S. housing market also caused significant decreases in our centralized real estate loan production, which resulted in a substantial reduction of revenue when compared to prior years. However, softening home prices (allowing customers to extract less equity when refinancing) and higher mortgage rates caused our customers to rely on non-real estate loans, which increased $306.4 million, or 10%. Our retail sales finance receivables also increased $359.9 million, or 24%, primarily due to increased marketing efforts and customer demand. The Federal Reserve stopped raising the short-term federal funds borrowing rate at mid-year, which slowed the increases in our interest expense rate. As the U.S. economy continued to expand during 2006, though at a slower pace, retail sales continued to increase, the unemployment rate remained low, and consumer confidence remained high. Our charge-off ratio improved to 0.97% in 2006 compared to 1.18% in 2005. Our delinquency ratio remained relatively low, although it increased to 2.09% at December 31, 2006, from 1.97% at December 31, 2005. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million during 2006 to reflect our current loss exposure.

2007 Outlook

Most economists predict modest U.S. economic growth during 2007, with slight increases in unemployment and inflation. This situation should allow the Federal Reserve to remain neutral on interest rate movements. The U.S. housing market as a whole appears to be stabilizing at its current level in terms of unit sales and price changes, but some local markets where unit sales and price increases in recent years were unusually high could still be adversely affected. In this environment, we anticipate moderate finance receivable growth and moderate increases in delinquency and net charge-offs. The change in mix

Item 7.  Continued

of our finance receivables resulting from lower real estate loan growth and higher non-real estate loan and retail sales finance growth should result in increases in yield and insurance revenue, but could also result in higher delinquency and net charge-offs.

On January 2, 2007, we completed our first international acquisition. We acquired Ocean Finance and Mortgages Limited, a U.K. mortgage broker. This acquisition will provide us an entry into the U.K. consumer financial services market.

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

At December 31, 2006, 85% of our assets were net finance receivables less allowance for finance receivable losses. Finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method.

At December 31, 2006, 96% of our liabilities were debt issued primarily to support our net finance receivables and real estate loans held for sale. Interest expense is a function of the amount of average borrowings and the interest expense rate on those average borrowings. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our swap agreements that qualify as hedges under GAAP.

At December 31, 2006, 4% of our assets were real estate loans held for sale. Mortgage banking revenues include net gain on sale of real estate loans held for sale and interest income on real estate loans held for sale. GAAP requires that we recognize the difference between the sales price we receive when we sell a real estate loan held for sale and our investment in that loan as a gain or loss at the time of the sale. We also charge provisions for recourse obligations to net gain on sale of real estate loans held for sale to maintain the reserves for recourse obligations at required levels. GAAP also requires that we recognize interest as revenue on the accrual basis using the interest method during the period we hold a real estate loan held for sale.

Insurance revenues consist primarily of insurance premiums resulting from our branch customers purchasing various credit and non-credit insurance policies. Insurance premium revenue is a function of the premium amounts and policy terms. GAAP dictates the methods of insurance premium revenue recognition.

We invest cash generated by our insurance business segment primarily in investment securities, which were 5% of our assets at December 31, 2006, and to lesser extents in commercial mortgage loans, investment real estate, and policy loans, which we include in other assets. We report the resulting revenue in investment revenue. GAAP requires that we recognize interest on these investments as revenue on the accrual basis.

Item 7.  Continued

Net service fees from affiliates include amounts we charged AIG Bank for services under our agreements for AIG Bank’s origination and sale of non-conforming residential real estate loans. We assumed financial responsibility for recourse exposure pertaining to these loans. We netted the provisions for the related recourse in net service fee revenue. Net service fees from affiliates also include amounts we charge AIG Bank for certain services under our agreement for AIG Bank’s origination of private label services. As required by GAAP, we recognize these fees as revenue when we provide the services.

CRITICAL ACCOUNTING ESTIMATES

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses. Our finance receivable portfolio consists of $23.5 billion of net finance receivables due from 2.0 million customer accounts. These accounts were originated or purchased and are serviced by our branch or centralized real estate business segments.

To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate through our branch business segment. In our centralized real estate business segment, WFI and MorEquity originate real estate loans according to established underwriting criteria and in first quarter 2006 and prior, AIG Bank originated real estate loans using WFI and MorEquity services according to its established underwriting criteria. Our correspondent lenders originate real estate loans according to underwriting criteria we establish for them. As part of our due diligence, we individually reviewed the real estate loans we obtained through AIG Bank and also individually review real estate loans we obtain through our correspondent lenders. We perform due diligence investigations on all portfolio acquisitions. We utilize standard collection procedures supplemented with data processing systems to aid branch, centralized support operations, and centralized real estate personnel in their finance receivable collection processes.

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

Item 7.  Continued

We use migration analysis as one of the tools to determine the appropriate amount of allowance for finance receivable losses. Migration analysis is a statistical technique that attempts to predict the future amount of losses for existing pools of finance receivables. This technique applies empirically measured historical movement of like finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools. We calculate migration analysis using three different scenarios based on varying assumptions to evaluate a range of possible outcomes. We aggregate the results of our analysis for all segments of the Company’s portfolio to arrive at an estimate of inherent finance receivable losses for the finance receivables existing at the time of analysis. We adjust the amounts determined by migration analysis for management’s estimate of the effects of model imprecision, recent changes to underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. This adjustment resulted in an increase to the amount determined by migration analysis of $57.2 million at December 31, 2006, compared to an increase of $35.6 million at December 31, 2005.

In third quarter 2005, we also increased our allowance for finance receivable losses by $56.8 million related to the anticipated impact of Hurricane Katrina on our net charge-offs inherent in our existing portfolio. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million during 2006 to reflect our current loss exposure.

We maintain our allowance for finance receivable losses at our estimated “most likely” outcome of our migration analysis scenarios, as adjusted. If we had chosen to establish the allowance for finance receivable losses at the highest and lowest levels produced by the various adjusted migration analysis scenarios, our allowance for finance receivable losses at December 31, 2006 and 2005, and provision for finance receivable losses and net income for 2006 and 2005 would have changed as follows:

At or for the Years Ended December 31,
(dollars in millions)	2006	2005
Highest level: Increase in allowance for finance receivable losses	$ 50.0	$ 42.5
Increase in provision for finance receivable losses	50.0	42.5
Decrease in net income	(32.5)	(27.6)
Lowest level: Decrease in allowance for finance receivable losses	$(83.5)	$(89.3)
Decrease in provision for finance receivable losses	(83.5)	(89.3)
Increase in net income	54.3	58.1

The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If the committee’s review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions the Credit Strategy and Policy Committee considered to support its conclusions. See Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.

Item 7.  Continued

CRITICAL ACCOUNTING POLICIES

We consider our most critical accounting policy to be for the allowance for finance receivable losses. Information regarding this critical accounting policy is disclosed in Critical Accounting Estimates. We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in Item 8.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by SEC rules.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables and real estate loans held for sale. We base the mix of debt and equity primarily upon maintaining leverage that supports cost-effective funding.

December 31,	2006		2005
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$18,585.7	71%	$18,092.9	73%
Short-term debt	4,372.6	16	3,492.0	14
Total debt	22,958.3	87	21,584.9	87
Equity	3,287.7	13	3,180.7	13
Total capital	$26,246.0	100%	$24,765.6	100%
Net finance receivables	$23,507.0		$22,869.8
Real estate loans held for sale	$ 1,121.6		$ 663.7
Debt to equity ratio	6.98x		6.79x
Debt to tangible equity ratio	7.55x		7.37x

Short-term debt increased in 2006 primarily to fund the growth in net originations of real estate loans held for sale. This growth resulted from the termination of the mortgage services agreements with AIG Bank, who had previously funded real estate loans held for sale.

Reconciliations of equity to tangible equity were as follows:

December 31,
(dollars in millions)	2006	2005
Equity	$3,287.7	$3,180.7
Goodwill	(220.4)	(220.4)
Accumulated other comprehensive income	(24.5)	(32.9)
Tangible equity	$3,042.8	$2,927.4

Item 7.  Continued

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding by issuing public or private long-term debt with maturities ranging from three to ten years. AGFC obtains most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At December 31, 2006, short-term debt included $4.0 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At December 31, 2006, short-term debt included $333.8 million of extendible commercial notes.

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2006, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. See Note 13 of the Notes to Consolidated Financial Statements in Item 8 for additional information on credit facilities.

Our larger committed credit facilities at December 31, 2006, expire as follows:

(dollars in millions)	Committed Amount
July 2007	$2,125.0
July 2010	2,125.0
Total	$4,250.0

We expect to replace or extend these credit facilities on or prior to their expiration.

AGFC has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount. The targeted amount is 7.5 to 1. At December 31, 2005, this ratio was 7.37 to 1 due to the effect of no hedge accounting treatment on our four cross currency swaps designated as economic hedges of our foreign currency denominated debt. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on the correction of accounting error. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision contained in these agreements, $1.5 billion of AGFC’s retained earnings was free from restriction at December 31, 2006.

Liquidity

Our sources of funds include cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and sales of finance receivables for securitizations. AGFC has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

Item 7.  Continued

We believe that our overall sources of liquidity will continue to be sufficient to satisfy our operational requirements and financial obligations. The principal factors that could decrease our liquidity are customer non-payment and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk by continuing to operate the Company utilizing the following existing strategies:

•

maintaining a finance receivable portfolio comprised primarily of real estate loans, which generally represent a lower risk of customer non-payment;

•

monitoring finance receivables using our credit risk and asset/liability management systems;

•

maintaining an investment securities portfolio of predominantly investment grade, liquid securities; and

•

maintaining a capital structure appropriate to our asset base.

Principal sources and uses of cash were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Principal sources of cash: Net issuances of debt	$1,040.9	$3,381.5	$4,408.6
Sale of real estate loans held for sale to AGFI subsidiary for securitization	509.6	-	-
Operations	-	607.7	771.1
Capital contributions	-	55.0	156.2
Total	$1,550.5	$4,044.2	$5,335.9
Principal uses of cash: Net originations and purchases of finance receivables	$ 854.8	$3,879.4	$5,163.8
Dividends paid	315.2	117.0	15.0
Operations	250.1	-	-
Total	$1,420.1	$3,996.4	$5,178.8

Net originations and purchases of finance receivables and net issuances of debt decreased in 2006 primarily due to decreases in our centralized real estate loan production caused by a less robust U.S. housing market in 2006 compared to the prior year. Net cash from operations decreased primarily due to an increase in net originations of real estate loans held for sale resulting from the termination of the mortgage services agreements with AIG Bank which had the effect of decreasing service fees from AIG Bank and increasing real estate loans held for sale using our own state licenses.

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

Dividends paid, less capital contributions received, reflect net income retained by AGFC to maintain equity and total debt at our leverage target of 7.5 to 1 for debt to tangible equity.

Item 7.  Continued

At December 31, 2006, material contractual obligations were as follows:

(dollars in millions)	Less than 1 year	From 1-3 years	From 4-5 years	Over 5 years	Total
Debt: Long-term debt	$ 4,010.3	$ 4,596.4	$ 5,302.6	$ 4,676.3	$18,585.6
Short-term debt	4,372.6	-	-	-	4,372.6
Operating leases	62.9	84.2	30.5	18.0	195.6
Total	$ 8,445.8	$ 4,680.6	$ 5,333.1	$ 4,694.3	$23,153.8

We expect to refinance maturities of our debt in the capital markets. Any adverse changes in our operating performance or credit ratings could limit our access to capital markets to accomplish these refinancings.

AGFC anticipates issuing approximately $4 billion to $5 billion of long-term debt during 2007, including refinancings of $4.0 billion of maturing long-term debt. The actual amount of long-term debt issuances will depend on economic and market conditions, receivable growth, acquisition opportunities, and other available funding sources. We anticipate that our long-term debt issuances will occur in the public domestic and foreign capital markets.

In first quarter 2006, a consolidated special purpose subsidiary of AGFI purchased $512.3 million of real estate loans from a subsidiary of AGFC. The AGFI subsidiary securitized $492.8 million of these real estate loans.

To further diversify its funding sources, AGFC began issuing foreign currency denominated debt in 2004. We executed financial derivative transactions with a non-subsidiary affiliate to economically hedge exchange rate fluctuations.

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

Item 7.  Continued

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At December 31, 2006, that percentage was 18% compared to 15% at December 31, 2005.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2006, we had $4.253 billion of committed bank credit facilities.

•

At December 31, 2006, AGFC had the corporate authority to issue up to $13.4 billion of senior long-term debt securities registered under the Securities Act of 1933 using AGFC’s effective shelf registration statements.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or sell for securitizations, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $7.9 billion in 2006, $8.2 billion in 2005, and $7.3 billion during 2004. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during these periods, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

Item 7.  Continued

ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Amount, number, and average size of net finance receivables originated and renewed and purchased by type were as follows:

Years Ended December 31,	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Originated and renewed Amount (in millions): Real estate loans	$ 4,760.3	45%	$ 7,497.5	60%	$ 7,838.6	63%
Non-real estate loans	3,581.4	34	3,309.6	26	3,042.7	24
Retail sales finance	2,159.9	21	1,764.4	14	1,587.8	13
Total	$10,501.6	100%	$12,571.5	100%	$12,469.1	100%
Number: Real estate loans	64,878	4%	83,170	5%	90,758	6%
Non-real estate loans	826,476	48	800,399	49	792,901	49
Retail sales finance	832,657	48	735,884	46	727,356	45
Total	1,724,011	100%	1,619,453	100%	1,611,015	100%
Average size (to nearest dollar): Real estate loans	$73,373		$90,147		$86,368
Non-real estate loans	4,333		4,135		3,837
Retail sales finance	2,594		2,398		2,183
Purchased Amount (in millions): Real estate loans	$ 136.8	91%	$ 1,304.4	99%	$ 1,239.0	96%
Non-real estate loans	1.6	1	4.3	-	14.5	1
Retail sales finance	12.3	8	11.5	1	35.5	3
Total	$ 150.7	100%	$ 1,320.2	100%	$ 1,289.0	100%
Number: Real estate loans	1,338	18%	7,563	51%	7,371	42%
Non-real estate loans	326	4	1,054	7	1,999	12
Retail sales finance	5,861	78	6,244	42	8,061	46
Total	7,525	100%	14,861	100%	17,431	100%
Average size (to nearest dollar): Real estate loans	$102,244		$172,474		$168,091
Non-real estate loans	5,021		4,021		7,257
Retail sales finance	2,084		1,844		4,397

We had no sales of finance receivables in 2006, 2005, or 2004.

Item 7.  Continued

Amount, number, and average size of total net finance receivables originated, renewed, and purchased by type were as follows:

Years Ended December 31,	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Originated, renewed, and purchased Amount (in millions): Real estate loans	$ 4,897.1	46%	$ 8,801.9	63%	$ 9,077.6	66%
Non-real estate loans	3,583.0	34	3,313.9	24	3,057.2	22
Retail sales finance	2,172.2	20	1,775.9	13	1,623.3	12
Total	$10,652.3	100%	$13,891.7	100%	$13,758.1	100%
Number: Real estate loans	66,216	4%	90,733	6%	98,129	6%
Non-real estate loans	826,802	48	801,453	49	794,900	49
Retail sales finance	838,518	48	742,128	45	735,417	45
Total	1,731,536	100%	1,634,314	100%	1,628,446	100%
Average size (to nearest dollar): Real estate loans	$73,957		$97,009		$92,506
Non-real estate loans	4,334		4,135		3,846
Retail sales finance	2,590		2,393		2,207

Amount of purchased net finance receivables as a percentage of total net finance receivables originated, renewed, and purchased by type was as follows:

Years Ended December 31,	2006	2005	2004
Real estate loans	3%	15%	14%
Non-real estate loans	-	-	-
Retail sales finance	1	1	2
Total	1%	10%	9%

After several years of unusually high activity, the U.S. housing market returned to a more normal level in 2006. This less robust environment combined with higher interest rates on most long-term, fixed-rate real estate loans resulted in lower levels of originations and liquidations of real estate loans in 2006 than in 2005 and 2004. Our centralized real estate business segment produced $1.1 billion of our real estate loan originations during 2006, $3.7 billion during 2005, and $4.5 billion during 2004. This environment also resulted in fewer opportunities for real estate loan purchases in 2006 than in 2005 and 2004.

Item 7.  Continued

Amount, number, and average size of net finance receivables by type were as follows:

December 31,	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Net finance receivables Amount (in millions): Real estate loans	$18,179.7	77%	$18,208.7	80%	$15,411.6	78%
Non-real estate loans	3,468.9	15	3,162.6	14	2,987.6	15
Retail sales finance	1,858.4	8	1,498.5	6	1,340.7	7
Total	$23,507.0	100%	$22,869.8	100%	$19,739.9	100%
Number: Real estate loans	213,298	11%	221,206	12%	220,907	12%
Non-real estate loans	879,227	45	858,180	47	872,338	48
Retail sales finance	862,319	44	748,137	41	715,940	40
Total	1,954,844	100%	1,827,523	100%	1,809,185	100%
Average size (to nearest dollar): Real estate loans	$85,231		$82,316		$69,765
Non-real estate loans	3,945		3,685		3,425
Retail sales finance	2,155		2,003		1,873

We transferred $512.3 million of real estate loans to real estate loans held for sale in December 2005 in anticipation of the sale of these real estate loans to an AGFI subsidiary for securitization which occurred in first quarter 2006.

The amount of first mortgage loans was 92% of our real estate loan net receivables at December 31, 2006, compared to 92% at December 31, 2005, and 89% at December 31, 2004.

The largest concentrations of net finance receivables were as follows:

December 31, 2006
(dollars in millions)	Amount	Percent
California	$ 3,192.6	14%
Florida	1,496.7	6
Ohio	1,310.2	5
Illinois	1,108.2	5
Virginia	1,056.3	4
N. Carolina	958.5	4
Colorado	897.1	4
Pennsylvania	888.1	4
Other	12,599.3	54
Total	$23,507.0	100%

Item 7.  Continued

December 31, 2005
(dollars in millions)	Amount	Percent
California	$ 3,254.5	14%
Florida	1,445.9	6
Ohio	1,323.9	6
Illinois	1,081.8	5
Virginia	1,061.2	4
N. Carolina	932.7	4
Colorado	862.9	4
Pennsylvania	823.5	4
Other	12,083.4	53
Total	$22,869.8	100%

December 31, 2004
(dollars in millions)	Amount	Percent
California	$ 2,885.7	15%
Florida	1,224.5	6
Ohio	1,120.8	6
Illinois	992.1	5
Virginia	942.5	5
N. Carolina	904.5	5
Georgia	758.5	4
Indiana	730.2	4
Other	10,181.1	50
Total	$19,739.9	100%

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. In addition, 98% of our finance receivables at December 31, 2006, were secured by real property or personal property. While finance receivables have some exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 2 of the Notes to Consolidated Financial Statements in Item 8 for further information on how we estimate finance receivable losses.

Contractual maturities of net finance receivables by type at December 31, 2006, were as follows:

	Real	Non-Real	Retail
(dollars in millions)	Estate Loans	Estate Loans	Sales Finance	Total
2007	$ 288.2	$ 859.6	$ 418.9	$ 1,566.7
2008	345.9	1,099.4	345.9	1,791.2
2009	368.6	799.6	180.5	1,348.7
2010	391.0	390.1	101.6	882.7
2011	409.1	147.0	61.1	617.2
2012+	16,376.9	173.2	750.4	17,300.5
Total	$18,179.7	$3,468.9	$1,858.4	$23,507.0

Item 7.  Continued

Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 for actual principal cash collections and such collections as a percentage of average net receivables by type for each of the last three years.

Real Estate Owned

Changes in the amount of real estate owned were as follows:

At or for the Years Ended December 31,
(dollars in millions)	2006	2005	2004
Balance at beginning of year	$ 45.8	$ 37.9	$ 49.9
Properties acquired	88.8	78.0	72.4
Properties sold or disposed of	(69.8)	(62.4)	(75.0)
Monthly writedowns	(9.6)	(7.7)	(9.4)
Balance at end of year	$ 55.2	$ 45.8	$ 37.9
Real estate owned as a percentage of real estate loans	0.30%	0.25%	0.25%

Changes in the number of real estate owned properties were as follows:

At or for the Years Ended December 31,	2006	2005	2004
Balance at beginning of year	852	812	946
Properties acquired	1,596	1,398	1,343
Properties sold or disposed of	(1,489)	(1,358)	(1,477)
Balance at end of year	959	852	812

Real Estate Loans Held for Sale

Real estate loans held for sale were as follows:

December 31,
(dollars in millions)	2006	2005	2004
Real estate loans held for sale	$1,121.6	$663.7	$ 11.8

Beginning in July 2003, our mortgage origination subsidiaries maintained agreements with AIG Bank whereby these subsidiaries provided services for AIG Bank’s origination and sale of non-conforming residential real estate loans held for sale. During 2004 and 2005, the majority of these subsidiaries’ services supported AIG Bank’s originations and sales. In first quarter 2006, these subsidiaries terminated their services agreements with AIG Bank and began originating non-conforming residential real estate loans held for sale to investors using their own state licenses. This change from externally provided services to internally generated originations and sales resulted in the increase in real estate loans held for

Item 7.  Continued

sale. Real estate loans held for sale at December 31, 2005, included $512.3 million that we sold to a subsidiary of AGFI in first quarter 2006 for securitization.

We fund these real estate loans held for sale primarily with short-term debt, which accounts for most of the increase in short-term debt in 2006. Additionally, the revenue produced by our mortgage origination subsidiaries’ services changed from net service fees from affiliates to net gain on sale of real estate loans held for sale and interest income on real estate loans held for sale, which we include in mortgage banking revenues.

Interest Rate Lock Commitments (IRLCs). We enter into IRLCs when we approve applicants for real estate loans held for sale. IRLCs related to the origination or acquisition of real estate loans that we intend to hold for sale are accounted for as derivatives. The IRLCs commit us to specific interest rates provided the potential borrowers close their loans within specific periods. We assign the IRLCs zero fair values on the commitment dates and recognize subsequent changes in fair values that result from changes in market interest rates. We adjust the total IRLC valuations for our estimate of loans that we will not ultimately fund. We base our estimate on Company experience and market conditions. We record IRLCs at fair value in derivative assets or liabilities. We record changes in the fair value in net gain or loss on sales of real estate loans held for sale.

We are exposed to price risk due to increases in real estate loan interest rates between the dates we issue IRLCs to applicants and the dates applicants exercise IRLCs and we fund the real estate loan commitments. The uncertainty of the percentage of applicants that will close their real estate loans within the commitment periods at the rates to which we are committed complicates our management of this risk. This percentage fluctuates and is influenced by several factors, the primary one being real estate loan interest rate increases. However, some applicants close real estate loans at the rates to which we committed even when real estate loan interest rates decrease.

Generally, we expect the probability of funding IRLCs to increase if real estate loan interest rates increase and to decrease if real estate loan interest rates decrease. However, applicants are also influenced by the cost, complexity, and time of the real estate loan approval and closing processes. We have developed estimates of the number of applicants that will not close their real estate loans (fallout) based on our IRLCs using our historical experience, which we periodically update. We based these estimates on real estate loan interest rate changes over the course of our commitments. We use these fallout estimates to attempt to predict the amount of IRLCs we may ultimately fund and to estimate the fair values of these IRLCs. At December 31, 2006, the notional amount of our IRLCs totaled $645.2 million (estimated fair value of $430,000 recorded in other liabilities), compared to $632.4 million at December 31, 2005 (estimated fair value of $34,000 recorded in other liabilities).

Forward Sale Commitments. We enter into forward sale commitments with investors. These commitments require us to sell specified amounts and types of real estate loans with specified interest rates over the commitment periods. We record forward sale commitments at fair value in derivative assets or liabilities. We record changes in the fair value in net gain or loss on sales of real estate loans held for sale.

We use forward sale commitments to hedge price risk associated with our IRLCs and our real estate loan warehouse. We expect the changes in fair values of these forward sale commitments to be opposite the changes in fair values of our IRLCs and real estate loans in the warehouse awaiting sale, thereby reducing earnings volatility. We consider numerous factors and strategies when we determine the portion of our IRLCs and real estate loans in the warehouse awaiting sale we want to hedge.

Item 7.  Continued

At December 31, 2006, the notional amount of our forward sale commitments which extend to February 28, 2007, totaled $975.0 million (estimated fair value of $4.1 million recorded in other assets), compared to $725.0 million of forward sale commitments which extended to February 28, 2006 (estimated fair value of $0.8 million recorded in other liabilities) at December 31, 2005.

Investments

Insurance investments by type were as follows:

December 31,	2006		2005		2004
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Investment securities	$1,376.9	93%	$1,334.1	95%	$1,378.4	97%
Commercial mortgage loans	87.0	6	61.7	4	39.7	3
Investment real estate	6.9	1	6.7	1	7.1	-
Policy loans	1.9	-	1.9	-	2.0	-
Total	$1,472.7	100%	$1,404.4	100%	$1,427.2	100%

Investment securities are the majority of our insurance business segment’s investment portfolio. Our investment strategy is to optimize aftertax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. Although finance receivable lives may change in response to market interest rate changes, for the quarter ending December 31, 2006, our finance receivables had the following average lives:

Average Life In Years
Real estate loans	4.3
Non-real estate loans	1.6
Retail sales finance	0.9
Total	2.9

The weighted-average life until maturity for our long-term debt was 3.5 years at December 31, 2006.

We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. We base the mix of fixed-rate and floating-rate debt, in part, on the nature of the finance receivables being supported. Our real estate loans held for sale are funded primarily with floating-rate debt.

Item 7.  Continued

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 39% of our borrowings at December 31, 2006, compared to 38% at December 31, 2005. Approximately $1.1 billion of our floating-rate debt at December 31, 2006 was attributed to funding real estate loans held for sale. Adjustable-rate net finance receivables represented 6% of our net finance receivables at December 31, 2006, compared to 11% at December 31, 2005.

ANALYSIS OF OPERATING RESULTS

Net Income

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Net income	$430.6	$514.9	$470.0
Amount change	$ (84.3)	$ 44.9	$106.4
Percent change	(16)%	10%	29%
Return on average assets	1.63%	2.11%	2.44%
Return on average equity	13.25%	17.04%	19.97%
Ratio of earnings to fixed charges	1.58x	1.92x	2.06x

During 2006, the U.S. Dollar weakened against foreign currencies, including the British Pound and the Euro. This weakening caused a negative variance arising from the translation adjustments of foreign currency denominated debt that was not fully offset by a positive variance in fair value adjustments of derivatives, principally our cross currency swaps used to economically hedge these exchange rate fluctuations. Activity in the U.S. housing market deteriorated significantly throughout 2006 and ended the year at a fairly low level compared to recent years. This caused significant decreases in our centralized real estate loan production, which resulted in a substantial reduction of revenue when compared to prior years. The Federal Reserve stopped raising the short-term federal funds borrowing rate at mid-year, which slowed the increases in our interest expense rate. Our charge-offs were lower in 2006, primarily due to the continuing improvement in the U.S. economy. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million during 2006 to reflect our current loss exposure.

Although the Federal Reserve increased short-term federal bank borrowing rates by 200 basis points in 2005 following the 125 basis points increase in the second half of 2004, long-term interest rates, including interest rates on most long-term, fixed-rate real estate loans, did not increase significantly during 2005. The relatively low interest rate environment contributed to the continued high level of mortgage refinancing activity during 2005. The interest rate environment along with continued growth in our branch network and centralized real estate operations caused real estate loan average net receivables to increase to 80% of total average net receivables in 2005 compared to 76% in 2004. The low interest rate environment and growth in our real estate loans as a proportion of total finance receivables contributed to a decrease in our yield in 2005. New borrowings to fund our finance receivable growth at higher interest rates and higher short-term interest expense rate increased our total interest expense rate in 2005, which reduced our interest spread. We increased the allowance for finance receivable losses by

Item 7.  Continued

$68.3 million during 2005, primarily due to the anticipated impact of Hurricane Katrina on our net charge-offs inherent in our existing portfolio. Expansion of our centralized real estate operations and continued growth of our branch network contributed to an increase in operating expenses, but overall our operating expense ratio improved 72 basis points from 2004.

The historically low interest rate environment during the first half of 2004 contributed to further reductions in both our yield and interest expense rate during 2004. This low interest rate environment and the expanding production capacity of our centralized real estate services resulted in a significant increase in real estate loan production during 2004. Real estate loan average net receivables increased to 76% of total average net receivables in 2004 compared to 70% in 2003. As our centralized real estate business segment used its production capacity to originate real estate loans for AIG Bank rather than for itself, most of its revenue during 2004 was from fees charged to AIG Bank for these services rather than net gains on sales of real estate loans held for sale and interest income on real estate loans held for sale. In addition to rising interest rates, the improving economy in 2004 contributed to significant improvements in our charge-off ratio and delinquency ratio, which allowed us to decrease our allowance for finance receivable losses. Expansion of our centralized real estate production capacity caused increases in our operating expenses but, overall, operating expenses were well controlled in 2004. Net income and the related ratios for 2004 also included reductions in the provision for income taxes resulting from favorable settlements of income tax audit issues totaling $38.7 million.

See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for information on the results of the Company’s business segments.

Our statements of income line items as percentages of each year’s average net receivables were as follows:

Years Ended December 31,	2006	2005	2004
Revenues Finance charges	10.44%	10.27%	11.14%
Mortgage banking	0.94	0.05	0.12
Insurance	0.67	0.73	1.03
Investment	0.38	0.37	0.53
Net service fees from affiliates	0.25	1.42	1.11
Other	(0.25)	0.31	0.13
Total revenues	12.43	13.15	14.06
Expenses Interest expense	4.84	3.93	3.64
Operating expenses: Salaries and benefits	2.38	2.42	2.85
Other operating expenses	1.29	1.34	1.63
Provision for finance receivable losses	0.82	1.48	1.54
Insurance losses and loss adjustment expenses	0.25	0.30	0.45
Total expenses	9.58	9.47	10.11
Income before provision for income taxes	2.85	3.68	3.95
Provision for income taxes	1.00	1.34	1.22
Net income	1.85%	2.34%	2.73%

Item 7.  Continued

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Real estate loans	$ 1,556.6	$ 1,462.7	$ 1,121.0
Non-real estate loans	686.0	632.8	615.9
Retail sales finance	184.5	168.5	180.4
Total	$ 2,427.1	$ 2,264.0	$ 1,917.3
Amount change	$ 163.1	$ 346.7	$ 205.2
Percent change	7%	18%	12%
Average net receivables	$23,252.0	$22,043.7	$17,211.3
Yield	10.44%	10.27%	11.14%

Finance charges increased due to the following:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Increase in average net receivables	$118.2	$ 487.2	$ 376.1
Increase (decrease) in yield	44.9	(135.1)	(175.2)
(Decrease) increase in number of days	-	(5.4)	4.3
Total	$163.1	$ 346.7	$ 205.2

Average net receivables by type were as follows:

Years Ended December 31,	2006		2005		2004
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans	$18,364.9	79%	$17,641.0	80%	$13,040.6	76%
Non-real estate loans	3,271.7	14	3,047.1	14	2,910.4	17
Retail sales finance	1,615.4	7	1,355.6	6	1,260.3	7
Total	$23,252.0	100%	$22,043.7	100%	$17,211.3	100%

Item 7.  Continued

Changes in average net receivables by type were as follows:

Years Ended December 31,	2006		2005		2004
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Real estate loans	$ 723.9	4%	$4,600.4	35%	$3,352.8	35%
Non-real estate loans	224.6	7	136.7	5	79.2	3
Retail sales finance	259.8	19	95.3	8	(21.3)	(2)
Total	$1,208.3	5%	$4,832.4	28%	$3,410.7	25%

After several years of unusually high activity, the U.S. housing market returned to a more normal level in 2006. This less robust environment combined with higher interest rates on most long-term, fixed-rate real estate loans resulted in lower levels of originations and liquidations of real estate loans in 2006 than in 2005 and 2004. Our centralized real estate business segment produced $1.1 billion of our real estate loan originations during 2006, $3.7 billion during 2005, and $4.5 billion during 2004. This environment also resulted in fewer opportunities for real estate loan purchases in 2006 than in 2005 and 2004. This environment also resulted in an increase in non-real estate loan average net receivables as customers preferred to take out non-real estate loans rather than refinance their real estate loans at higher rates while extracting smaller amounts of equity. Retail sales finance average net receivables increased due to increased marketing efforts to add new retail merchants with which we do business.

Yield by type were as follows:

Years Ended December 31,	2006	2005	2004
Real estate loans	8.48%	8.29%	8.60%
Non-real estate loans	20.97	20.77	21.16
Retail sales finance	11.42	12.43	14.31
Total	10.44	10.27	11.14

Changes in yield in basis points (bp) by type were as follows:

Years Ended December 31,	2006	2005	2004
Real estate loans	19 bp	(31) bp	(96) bp
Non-real estate loans	20	(39)	(6)
Retail sales finance	(101)	(188)	(13)
Total	17	(87)	(127)

Real estate loan yield increased due to a higher proportion of higher yielding branch business segment real estate loans and a lower proportion of lower yielding centralized real estate business segment real estate loans. Non-real estate loan yield increased as we originated new loans at higher rates based on market conditions. Retail sales finance yield decreased in 2006 as competitive market conditions continue to result in a change in the mix to longer term promotional products.

Item 7.  Continued

Yield decreased in 2005 primarily due to the low interest rate environment and the larger proportion of finance receivables that were real estate loans. In addition, competitive market conditions resulted in a change in the retail sales finance portfolio mix to longer term promotional products.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Net gain on sales of real estate loans held for sale	$142.8	$ 6.7	$ 19.6
Interest income on real estate loans held for sale	75.6	5.1	0.9
Total	$218.4	$11.8	$ 20.5
Amount change	$206.6	$(8.7)	$(79.5)
Percent change	N/M	(42)%	(80)%

Mortgage banking revenues increased in 2006 reflecting the termination of the mortgage services agreements with AIG Bank and the resulting increase in originations of real estate loans held for sale. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank (subsequently resulting in lower net service fees from affiliates) and began originating real estate loans held for sale using our own state licenses.

Mortgage banking revenues decreased in 2005 due to an unfavorable variance in net gain on sales of real estate loans held for sale, partially offset by higher interest income on real estate loans held for sale. The lower net gain on sales of real estate loans held for sale reflected lower market interest rate margins and a $3.2 million market value provision related to the anticipated impact of Hurricane Katrina inherent in our existing portfolio charged to revenue in third quarter 2005.

Insurance Revenues

Insurance revenues were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Earned premiums	$154.6	$160.1	$175.8
Commissions	0.9	0.9	1.0
Total	$155.5	$161.0	$176.8
Amount change	$ (5.5)	$ (15.8)	$ (4.8)
Percent change	(3)%	(9)%	(3)%

Item 7.  Continued

Premiums earned by type were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Credit insurance: Life	$ 30.1	$ 31.3	$ 33.5
Accident and health	35.9	39.0	42.9
Property and casualty	21.9	21.1	21.4
Involuntary unemployment	15.0	15.1	14.1
Non-credit insurance: Life	23.9	24.7	30.6
Accident and health	10.6	9.4	8.6
Premiums assumed under reinsurance agreements	17.2	19.5	24.7
Total	$154.6	$160.1	$175.8

Premiums written by type were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Credit insurance: Life	$ 30.8	$ 28.5	$ 30.0
Accident and health	36.0	32.5	38.5
Property and casualty	20.7	19.0	19.7
Involuntary unemployment	16.0	14.4	16.9
Non-credit insurance: Life	23.9	24.7	30.6
Accident and health	10.6	9.3	8.6
Premiums assumed under reinsurance agreements	15.8	16.3	20.3
Total	$153.8	$144.7	$164.6

Earned premiums decreased in 2006 primarily due to lower premiums written in 2005. However, earned premiums in future periods will be favorably impacted by the increases in premiums written and the number of non-real estate loan customers in 2006. Non-real estate loan customers have historically purchased the majority of our insurance products.

Earned premiums decreased in 2005 primarily due to declining credit and non-credit premium volume. We continued to experience decreases in the number of non-real estate loan customers due to the low mortgage interest rate environment.

Investment Revenue

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Investment revenue	$89.1	$ 81.7	$91.9
Amount change	$ 7.4	$(10.2)	$ 9.8
Percent change	9%	(11)%	12%

Item 7.  Continued

Investment revenue was affected by the following:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Average invested assets	$1,438.9	$1,420.2	$1,361.4
Investment portfolio yield	6.19%	6.38%	6.54%
Net realized losses on investments	$ (1.8)	$ (8.7)	$ -

Generally, we invest cash generated by our insurance operations in various investments, primarily investment securities.

Net Service Fees from Affiliates

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Net service fees from affiliates	$ 57.4	$313.9	$191.4
Amount change	$(256.5)	$122.5	$143.1
Percent change	(82)%	64%	296%

Net service fees from affiliates decreased in 2006 reflecting the decrease in AIG Bank’s origination and sale of real estate loans held for sale using our mortgage origination services caused by the termination of the mortgage services agreements with AIG Bank and a less robust U.S. housing market in 2006 compared to the prior year. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating real estate loans held for sale using our own state licenses.

The increase in net service fees from affiliates in 2005 reflected the increase in AIG Bank’s origination of real estate loans using our mortgage origination services.

Other Revenues

Other revenues were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Fair value adjustments of derivatives and translation adjustments of foreign currency denominated debt	$ (95.3)	$51.5	$ -
Interest revenue – notes receivable from AGFI	31.3	19.2	15.7
Writedowns on real estate owned	(9.6)	(7.7)	(9.4)
Net recovery on sales of real estate owned	2.1	4.1	2.4
Fair value adjustment on finance receivables held for sale to AGFI subsidiary for securitization	-	(14.1)	-
Other	14.8	13.1	13.9
Total	$ (56.7)	$ 66.1	$ 22.6
Amount change	$(122.8)	$43.5	$(15.6)
Percent change	(186)%	193%	(41)%

Item 7.  Continued

Other revenues decreased in 2006 primarily due to a negative variance arising from the translation adjustments of foreign currency denominated debt that was not fully offset by a positive variance in fair value adjustments of derivatives, principally our cross currency swaps used to economically hedge these exchange rate fluctuations. This was primarily due to the weakening of the U.S. Dollar against foreign currencies, including the British Pound and the Euro. The decrease in 2006 was partially offset by a favorable variance reflecting the 2005 fair value adjustment on finance receivables held for sale to a subsidiary of AGFI for securitization and higher interest revenue on notes receivable from AGFI.

Other revenues increased in 2005 primarily due to a positive variance arising from the translation adjustments of foreign currency denominated debt, partially offset by a negative variance in fair value adjustments of derivatives, principally our cross currency swaps. The increase in other revenues for 2005 also reflected favorable variances in interest revenue on notes receivable from AGFI and other revenues related to real estate owned, partially offset by the 2005 fair value adjustment on finance receivables held for sale to a subsidiary of AGFI for securitization.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Long-term debt	$ 878.4	$ 723.3	$ 526.4
Short-term debt	247.0	142.9	100.0
Total	$ 1,125.4	$ 866.2	$ 626.4
Amount change	$ 259.2	$ 239.8	$ 87.5
Percent change	30%	38%	16%
Average borrowings	$22,257.3	$20,306.8	$15,847.8
Interest expense rate	5.06%	4.26%	3.95%

Interest expense increased due to the following:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Increase (decrease) in interest expense rate	$176.1	$ 63.7	$ (33.2)
Increase in average borrowings	83.1	176.1	120.7
Total	$259.2	$239.8	$ 87.5

Item 7.  Continued

Average borrowings by type were as follows:

Years Ended December 31,	2006		2005		2004
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Long-term debt	$17,464.7	78%	$16,329.5	80%	$12,249.6	77%
Short-term debt	4,792.6	22	3,977.3	20	3,598.2	23
Total	$22,257.3	100%	$20,306.8	100%	$15,847.8	100%

Changes in average borrowings by type were as follows:

Years Ended December 31,	2006		2005		2004
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Long-term debt	$1,135.2	7%	$4,079.9	33%	$2,664.8	28%
Short-term debt	815.3	21	379.1	11	230.6	7
Total	$1,950.5	10%	$4,459.0	28%	$2,895.4	22%

AGFC issued $3.2 billion of long-term debt in 2006, compared to $5.4 billion in 2005 and $5.7 billion in 2004. We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt.

Short-term debt average borrowings increased in 2006 primarily to fund the growth in real estate loans held for sale.

Interest expense rate by type were as follows:

Years Ended December 31,	2006	2005	2004
Long-term debt	5.03%	4.41%	4.29%
Short-term debt	5.17	3.60	2.78
Total	5.06	4.26	3.95

Changes in interest expense rate in basis points by type were as follows:

Years Ended December 31,	2006	2005	2004
Long-term debt	62 bp	12 bp	(35) bp
Short-term debt	157	82	(4)
Total	80	31	(22)

Item 7.  Continued

Short-term market interest rates have risen significantly since mid-2004. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Salaries and benefits	$553.2	$533.2	$491.1
Other operating expenses	299.1	296.2	280.6
Total	$852.3	$829.4	$771.7
Amount change	$ 22.9	$ 57.7	$ 96.1
Percent change	3%	7%	14%
Operating expense ratio	3.67%	3.76%	4.48%

Operating expenses increased in 2006 primarily due to higher salaries and benefits expenses reflecting growth in our branch business segment, partially offset by a decrease in commissions resulting from lower centralized real estate loan production.

Operating expenses increased in 2005 primarily due to growth in our centralized real estate business segment and, to a lesser extent, in our branch business segment, including higher salaries and benefits. The Company’s operating expenses that were directly related to our centralized real estate business segment totaled $256.7 million in 2005. The increase in salaries and benefits in 2005 represented approximately 700 centralized real estate employees hired during 2005. The increase in operating expenses in 2005 also reflected higher credit, collections, and losses expenses.

The decrease in the operating expense ratio for 2006 and 2005 reflected higher average net receivables and continued emphasis on controlling operating expenses. The decrease in the operating expense ratio for 2005 was partially offset by growth in our centralized real estate business segment.

Item 7.  Continued

Provision for Finance Receivable Losses

At or for the Years Ended December 31,
(dollars in millions)	2006	2005	2004
Provision for finance receivable losses	$ 190.5	$326.7	$264.7
Amount change	$(136.2)	$ 62.0	$(43.8)
Percent change	(42)%	23%	(14)%
Net charge-offs	$ 224.6	$258.5	$274.4
Charge-off ratio	0.97%	1.18%	1.61%
Charge-off coverage	2.14x	1.99x	1.62x
60 day+ delinquency	$ 501.3	$458.1	$466.0
Delinquency ratio	2.09%	1.97%	2.32%
Allowance for finance receivable losses	$ 479.9	$514.0	$445.7
Allowance ratio	2.04%	2.25%	2.26%

Provision for finance receivable losses decreased in 2006 primarily due to a favorable variance in amounts provided for allowance for finance receivable losses when compared to 2005. In third quarter 2005, we added $56.8 million to our allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million during 2006 to reflect our current loss exposure.

Item 7.  Continued

Charge-offs, recoveries, net charge-offs, and charge-off ratio by type were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Real estate loans: Charge-offs	$ 70.6	$ 66.1	$ 69.8
Recoveries	(9.1)	(6.2)	(5.8)
Net charge-offs	$ 61.5	$ 59.9	$ 64.0
Charge-off ratio	.33%	.34%	.50%
Non-real estate loans: Charge-offs	$168.2	$197.1	$202.7
Recoveries	(35.2)	(32.1)	(29.8)
Net charge-offs	$133.0	$165.0	$172.9
Charge-off ratio	4.08%	5.43%	5.95%
Retail sales finance: Charge-offs	$ 41.4	$ 44.8	$ 48.3
Recoveries	(11.3)	(11.2)	(10.8)
Net charge-offs	$ 30.1	$ 33.6	$ 37.5
Charge-off ratio	1.88%	2.49%	2.98%
Total: Charge-offs	$280.2	$308.0	$320.8
Recoveries	(55.6)	(49.5)	(46.4)
Net charge-offs	$224.6	$258.5	$274.4
Charge-off ratio	.97%	1.18%	1.61%

Changes in net charge-offs by type were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Real estate loans	$ 1.6	$ (4.1)	$ 1.3
Non-real estate loans	(32.0)	(7.9)	(24.1)
Retail sales finance	(3.5)	(3.9)	(6.8)
Total	$(33.9)	$(15.9)	$(29.6)

The improvement in net charge-offs in 2006 was primarily due to positive economic fundamentals during 2006. Real estate loan net charge-offs increased slightly in 2006 primarily due to the maturation of the real estate loan portfolio. Net charge-offs in 2006 benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006. The improvement in net charge-offs in 2005 was primarily due to the improving economy.

Item 7.  Continued

Changes in charge-off ratios in basis points by type were as follows:

Years Ended December 31,	2006	2005	2004
Real estate loans	(1) bp	(16) bp	(15) bp
Non-real estate loans	(135)	(52)	(101)
Retail sales finance	(61)	(49)	(47)
Total	(21)	(43)	(60)

The improvement in the charge-off ratio in 2006 was primarily due to positive economic fundamentals during 2006. Net charge-offs in 2006 benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

The improvement in the charge-off ratio in 2005 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency based on contract terms in effect and delinquency ratio by type were as follows:

December 31,
(dollars in millions)	2006	2005	2004
Real estate loans: Delinquency	$325.2	$281.3	$282.1
Delinquency ratio	1.79%	1.55%	1.84%
Non-real estate loans: Delinquency	$140.5	$145.4	$149.7
Delinquency ratio	3.70%	4.18%	4.53%
Retail sales finance: Delinquency	$ 35.6	$ 31.4	$ 34.2
Delinquency ratio	1.76%	1.92%	2.34%
Total: Delinquency	$501.3	$458.1	$466.0
Delinquency ratio	2.09%	1.97%	2.32%

Changes in delinquency from the prior year end by type were as follows:

December 31,
(dollars in millions)	2006	2005	2004
Real estate loans	$43.9	$(0.8)	$(20.1)
Non-real estate loans	(4.9)	(4.3)	(15.0)
Retail sales finance	4.2	(2.8)	(6.0)
Total	$43.2	$(7.9)	$(41.1)

Item 7.  Continued

The increase in real estate loan delinquency at December 31, 2006, when compared to December 31, 2005, was primarily due to the maturation of the real estate loan portfolio. Retail sales finance delinquency at December 31, 2006, increased when compared to December 31, 2005, reflecting growth in retail sales finance receivables.

Delinquency at December 31, 2005, when compared to December 31, 2004, was favorably impacted by the improving economy. Real estate loan delinquency at December 31, 2005, remained near the same when compared to December 31, 2004, due to real estate loan growth of $2.8 billion in 2005.

Changes in delinquency ratio from the prior year end in basis points by type were as follows:

December 31,	2006	2005	2004
Real estate loans	24 bp	(29) bp	(101) bp
Non-real estate loans	(48)	(35)	(63)
Retail sales finance	(16)	(42)	(46)
Total	12	(35)	(101)

The increase in the real estate loan delinquency ratio at December 31, 2006 when compared to December 31, 2005, reflected the maturation of the real estate loan portfolio.

The improvement in the delinquency ratio at December 31, 2005 when compared to December 31, 2004, reflected the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at December 31, 2006, when compared to December 31, 2005, was due to decreases to the allowance for finance receivable losses through the provision for finance receivable losses reflecting our quarterly evaluations of our loss exposure relating to Hurricane Katrina and positive economic fundamentals during 2006. In third quarter 2005, we added $56.8 million to our allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million during 2006 to reflect our current loss exposure.

The decrease in the allowance ratio at December 31, 2006, when compared to December 31, 2005, was primarily due to decreases to the allowance for finance receivable losses reflecting the Hurricane Katrina adjustments and positive economic fundamentals during 2006. The allowance ratio remained near the same at December 31, 2005, when compared to December 31, 2004, primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans, offset by the addition to the allowance for finance receivable losses in September 2005 reflecting the anticipated additional finance receivable charge-offs inherent in our existing portfolio due to the impact of Hurricane Katrina and the transfer of higher credit quality real estate loans to real estate loans held for sale in December 2005 in anticipation of the sale of these real estate loans to an AGFI subsidiary for securitization in first quarter 2006.

Item 7.  Continued

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, improved in 2006 and 2005 due to lower net charge-offs. The improvement in charge-off coverage for 2005 also reflected a higher allowance for finance receivable losses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Claims incurred	$63.0	$ 72.9	$80.7
Change in benefit reserves	(3.1)	(6.6)	(4.0)
Total	$59.9	$ 66.3	$76.7
Amount change	$(6.4)	$(10.4)	$ 8.9
Percent change	(10)%	(13)%	13%

Losses incurred by type were as follows:

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Credit insurance: Life	$15.6	$16.8	$19.7
Accident and health	13.8	16.3	19.2
Property and casualty	5.9	6.6	14.7
Involuntary unemployment	1.9	1.9	2.1
Non-credit insurance: Life	4.6	2.9	7.7
Accident and health	6.5	6.4	5.3
Losses incurred under reinsurance agreements	11.6	15.4	8.0
Total	$59.9	$66.3	$76.7

Insurance losses and loss adjustment expenses decreased in 2006 and 2005 primarily due to lower credit and non-credit insurance claims incurred, reflecting the decline in the number of credit and non-credit insurance policies in force.

Item 7.  Continued

Provision for Income Taxes

Years Ended December 31,
(dollars in millions)	2006	2005	2004
Provision for income taxes	$232.1	$295.0	$211.0
Amount change	$(62.9)	$ 84.0	$ 3.0
Percent change	(21)%	40%	1%
Pretax income	$662.7	$809.8	$681.0
Effective income tax rate	35.02%	36.43%	30.98%

Provision for income taxes decreased in 2006 due to lower pretax income and a lower effective income tax rate. Our effective income tax rate declined in 2006 primarily due to the lower pretax income of a subsidiary operating in states with higher than average tax rates.

Provision for income taxes increased in 2005 due to a higher effective income tax rate and higher pretax income. During fourth quarter 2004, we reduced the provision for income taxes by $38.7 million resulting from a favorable settlement of income tax audit issues. This decreased the effective income tax rate for 2004.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2006		2005
(dollars in thousands)	+100 bp	-100 bp	+100 bp	-100 bp
Assets Net finance receivables, less allowance for finance receivable losses	$(901,487)	$1,010,444	$(985,162)	$1,126,378
Fixed-maturity investment securities	(66,826)	74,676	(75,796)	79,021
Swap agreements	113,776	(119,243)	76,662	(72,413)
Liabilities Long-term debt	(473,000)	497,992	(429,575)	452,873
Swap agreements	(13,125)	14,428	(50,092)	43,185

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures have functioned effectively and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. A material weakness existed as of December 31, 2005 and was remediated in the first quarter of 2006, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our cross currency swaps, the first of which we entered into in June 2004. As a result of this material weakness, the Company’s Chief Financial Officer and Chief Accounting Officer determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has also concluded that the Company’s consolidated financial statements contained in this report fairly present our consolidated financial position and the results of our operations for the periods presented.

American General Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors

of American General Finance Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American General Finance Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(d) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2007

American General Finance Corporation and Subsidiaries

Consolidated Balance Sheets

December 31,
(dollars in thousands)	2006	2005
Assets Net finance receivables (Notes 2 and 5): Real estate loans	$18,179,644	$18,208,723
Non-real estate loans	3,468,931	3,162,567
Retail sales finance	1,858,397	1,498,467
Net finance receivables	23,506,972	22,869,757
Allowance for finance receivable losses (Note 6)	(479,908)	(513,972)
Net finance receivables, less allowance for finance receivable losses	23,027,064	22,355,785
Real estate loans held for sale (Note 7)	1,121,579	663,705
Investment securities (Note 8)	1,376,892	1,334,081
Cash and cash equivalents	225,072	183,513
Notes receivable from parent (Note 9)	287,745	283,050
Other assets (Note 10)	1,174,050	839,744
Total assets	$27,212,402	$25,659,878
Liabilities and Shareholder’s Equity Long-term debt (Notes 11 and 14)	$18,585,636	$18,092,860
Short-term debt (Notes 12 and 14)	4,372,613	3,492,014
Insurance claims and policyholder liabilities (Note 15)	391,517	398,051
Other liabilities (Note 16)	563,124	476,649
Accrued taxes	11,785	19,579
Total liabilities	23,924,675	22,479,153
Shareholder’s equity: Common stock (Note 17)	5,080	5,080
Additional paid-in capital	1,179,906	1,179,906
Accumulated other comprehensive income (Note 18)	24,460	32,858
Retained earnings (Note 19)	2,078,281	1,962,881
Total shareholder’s equity	3,287,727	3,180,725
Total liabilities and shareholder’s equity	$27,212,402	$25,659,878

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Revenues Finance charges	$2,427,092	$2,263,985	$1,917,288
Mortgage banking	218,409	11,792	20,493
Insurance	155,496	161,033	176,840
Investment	89,107	81,654	91,918
Net service fees from affiliates	57,384	313,936	191,373
Other	(56,714)	66,112	22,588
Total revenues	2,890,774	2,898,512	2,420,500
Expenses Interest expense	1,125,415	866,203	626,401
Operating expenses: Salaries and benefits	553,151	533,182	491,050
Other operating expenses	299,143	296,221	280,699
Provision for finance receivable losses	190,538	326,720	264,718
Insurance losses and loss adjustment expenses	59,871	66,347	76,681
Total expenses	2,228,118	2,088,673	1,739,549
Income before provision for income taxes	662,656	809,839	680,951
Provision for Income Taxes (Note 20)	232,093	294,989	210,964
Net Income	$ 430,563	$ 514,850	$ 469,987

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Common Stock Balance at beginning of year	$ 5,080	$ 5,080	$ 5,080
Balance at end of year	5,080	5,080	5,080
Additional Paid-in Capital Balance at beginning of year	1,179,906	1,124,906	951,175
Capital contributions from parent and other	-	55,000	173,731
Balance at end of year	1,179,906	1,179,906	1,124,906
Accumulated Other Comprehensive Income (Loss) Balance at beginning of year	32,858	37,413	(14,947)
Change in net unrealized (losses) gains: Investment securities	(5,730)	(19,785)	2,876
Swap agreements	(1,166)	16,601	49,484
Retirement plan liabilities adjustment	(1,131)	(1,371)	-
Other comprehensive (loss) income, net of tax	(8,027)	(4,555)	52,360
Adjustment to initially apply SFAS 158, net of tax	(371)	-	-
Balance at end of year	24,460	32,858	37,413
Retained Earnings Balance at beginning of year	1,962,881	1,565,074	1,110,121
Net income	430,563	514,850	469,987
Common stock dividends	(315,163)	(117,043)	(15,034)
Balance at end of year	2,078,281	1,962,881	1,565,074
Total Shareholder’s Equity	$3,287,727	$3,180,725	$2,732,473

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Cash Flows from Operating Activities Net Income	$ 430,563	$ 514,850	$ 469,987
Reconciling adjustments: Provision for finance receivable losses	190,538	326,720	264,718
Depreciation and amortization	145,290	157,665	174,236
Deferral of finance receivable origination costs	(80,235)	(86,905)	(82,850)
Deferred income tax benefit	(12,841)	(10,196)	(73,136)
Origination of real estate loans held for sale	(9,038,680)	(667,498)	(124,398)
Sales and principal collections of real estate loans held for sale	8,213,965	529,520	155,432
Net gain on sales of real estate loans held for sale	(142,776)	(6,708)	(19,607)
Fair value adjustment on finance receivables held for sale to AGFI subsidiary for securitization	-	14,061	-
Change in other assets and other liabilities	69,696	(74,953)	72,528
Change in insurance claims and policyholder liabilities	(6,534)	(24,906)	(15,405)
Change in taxes receivable and payable	(888)	(43,195)	(30,653)
Other, net	(18,220)	(20,801)	(19,791)
Net cash (used for) provided by operating activities	(250,122)	607,654	771,061
Cash Flows from Investing Activities Finance receivables originated or purchased	(8,711,015)	(12,036,934)	(12,417,581)
Principal collections on finance receivables	7,856,262	8,157,537	7,253,761
Sale of real estate loans held for sale to AGFI subsidiary for securitization	509,617	-	-
Investment securities purchased	(174,377)	(353,219)	(582,957)
Investment securities called and sold	113,640	307,425	500,474
Investment securities matured	7,225	48,847	15,356
Change in notes receivable from parent	(4,695)	25,873	(32,257)
Change in premiums on finance receivables purchased and deferred charges	(1,268)	(20,312)	(27,174)
Other, net	(29,490)	(24,146)	(15,315)
Net cash used for investing activities	(434,101)	(3,894,929)	(5,305,693)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	3,156,389	5,442,351	5,691,112
Repayment of long-term debt	(2,996,043)	(1,550,410)	(2,100,464)
Change in short-term debt	880,599	(510,458)	817,943
Capital contributions from parent	-	55,000	156,200
Dividends paid	(315,163)	(117,043)	(15,034)
Net cash provided by financing activities	725,782	3,319,440	4,549,757
Increase in cash and cash equivalents	41,559	32,165	15,125
Cash and cash equivalents at beginning of year	183,513	151,348	136,223
Cash and cash equivalents at end of year	$ 225,072	$ 183,513	$ 151,348

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Net income	$430,563	$514,850	$469,987
Other comprehensive (loss) income: Net unrealized (losses) gains on: Investment securities	(10,656)	(39,132)	4,406
Swap agreements	(5,900)	22,728	23,341
Retirement plan liabilities adjustment	(2,144)	(2,247)	-
Income tax effect: Net unrealized losses (gains) on: Investment securities	3,730	13,696	(1,543)
Swap agreements	2,064	(7,954)	(8,170)
Retirement plan liabilities adjustment	859	876	-
Other comprehensive (loss) income, net of tax, before reclassification adjustments	(12,047)	(12,033)	18,034
Reclassification adjustments included in net income: Realized losses on: Investment securities	1,840	8,694	19
Swap agreements	4,107	2,811	52,789
Retirement plan liabilities adjustment	251	-	-
Income tax effect: Realized losses on: Investment securities	(644)	(3,043)	(6)
Swap agreements	(1,437)	(984)	(18,476)
Retirement plan liabilities adjustment	(97)	-	-
Reclassification adjustments included in net income, net of tax	4,020	7,478	34,326
Other comprehensive (loss) income, net of tax	(8,027)	(4,555)	52,360
Comprehensive income	$422,536	$510,295	$522,347

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

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

AGFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2006, the Company had 1,502 branch offices in 44 states, Puerto Rico and the U.S. Virgin Islands and approximately 9,500 employees.

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

Previously, we provided services for AIG Bank’s origination and sale of non-conforming residential real estate loans. In first quarter 2006, Wilmington Finance, Inc. and MorEquity, Inc., which are subsidiaries of AGFC, terminated their mortgage services agreements with AIG Bank and began originating non-conforming residential real estate loans under their own state licenses.

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

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, credit involuntary unemployment, and non-credit insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also monitor our finance receivables to ensure that the collateral is adequately protected. See Note 24 for further information on the Company’s business segments.

At December 31, 2006, the Company had $23.5 billion of net finance receivables due from 2.0 million customer accounts and $4.8 billion of credit and non-credit life insurance in force covering approximately 747,000 customer accounts.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). The statements include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. To conform to the 2006 presentation, we reclassified certain items in prior periods.

BRANCH AND CENTRALIZED REAL ESTATE BUSINESS SEGMENTS

Finance Receivables

We classify finance receivables as held for investment due to our ability and intent to hold them until customer payoff. We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees.

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

Finance Receivable Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums or accrete discounts on purchased finance receivables as a revenue adjustment using the interest method. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue using the interest method.

In our branch business segment, we stop accruing finance charges when the fourth contractual payment becomes past due for real estate loans, non-real estate loans, and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. In our centralized real estate business segment, we stop accruing finance charges when the third contractual payment becomes past due for real estate loans. We reverse amounts previously accrued upon suspension.

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

We charge off each month to the allowance for finance receivable losses non-real estate loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due. Generally, we start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we obtain an unrelated party’s valuation of the property, which is either a full appraisal or a real estate broker’s or appraiser’s estimate of the property sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset valued at lower of loan balance or 85% of the valuation, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our

Notes to Consolidated Financial Statements, Continued

opinion, such treatment is warranted and consistent with our credit risk policies. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

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

Real Estate Loans Held for Sale

We carry real estate loans originated and intended for sale in the secondary market at lower of cost or market value, which we determine in the aggregate. We determine market value by reference to current investor yield requirements or outstanding forward sale commitments, if any. We recognize net unrealized losses through a valuation allowance by charges to income.

We defer real estate loan origination fees and direct costs to originate real estate loans and include them in real estate loans held for sale.

We sell real estate loans held for sale to investors with servicing released to the purchaser. We record the sales price we receive less our carrying value of a real estate loan held for sale in mortgage banking revenues. We also charge a provision for sales recourse to mortgage banking revenues to maintain the reserve for sales recourse at the required level.

We accrue interest income due from the borrower on real estate loans held for sale from the date of funding until the date of sale to the investor. Upon sale, we collect from the investor any accrued interest income not paid by the borrower. We stop accruing interest income on real estate loans held for sale when the third payment becomes past due and reverse amounts previously accrued upon suspension.

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

Notes to Consolidated Financial Statements, Continued

Intangible Assets

Intangible assets consist of broker relationships, customer relationships, investor relationships, trade names, and employment agreements. We include intangible assets in other assets, net of accumulated amortization. We amortize intangible assets over their related lives and test the remaining balances for impairment in the first quarter of each year and whenever events or changes in circumstances indicate that the intangible asset may be impaired. If the required impairment testing suggests an intangible asset is impaired, we reduce its carrying amount to estimated fair value.

Net Service Fees from Affiliates

Net service fees from affiliates include amounts we charged AIG Bank for services under our agreements for AIG Bank’s origination and sale of non-conforming residential real estate loans. Our mortgage origination subsidiaries assumed financial responsibility for recourse exposure pertaining to these loans. We netted the provisions for recourse from service fees in net service fee revenue. Net service fees from affiliates also include amounts we charge AIG Bank for certain services under our agreement for AIG Bank’s origination of private label. We recognize these service fees as revenue when we provide the services.

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

Notes to Consolidated Financial Statements, Continued

Acquisition Costs

We defer insurance policy acquisition costs, primarily commissions, reinsurance fees, and premium taxes. We include them in other assets and charge them to expense over the terms of the related policies, whether directly written or reinsured.

INVESTMENT SECURITIES

Valuation

We currently classify all investment securities as available-for-sale and record substantially all of them at fair value. We adjust related balance sheet accounts to reflect the current fair value of investment securities and record the adjustment, net of tax, in accumulated other comprehensive income (loss) in shareholder’s equity. If the fair value of an investment security classified as available-for-sale declines below its cost and we consider the decline to be other than temporary, we recognize a realized loss, net of tax, and reverse the unrealized loss. We record accrued investment securities revenue receivable in other assets. To determine investment securities impairment, we consider the issuers’ credit quality to estimate if full principal balance recovery is possible and review our ability and intent to hold the securities for the time necessary to recover the full principal balance.

Revenue Recognition

We recognize interest on interest bearing fixed maturity investment securities as revenue on the accrual basis. We amortize any premiums or accrete any discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends as revenue on ex-dividend dates. We recognize income on mortgage-backed securities as revenue using a constant effective yield based on estimated prepayments of the underlying mortgages. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment, along with all investment securities revenue, in investment revenues. We recognize the pretax operating income from our interests in limited partnerships as revenue quarterly. We account for these interests using either the cost or equity method.

Realized Gains and Losses on Investment Securities

We specifically identify realized gains and losses on investment securities and include them in investment revenues.

OTHER

Other Invested Assets

Commercial mortgage loans, investment real estate, and insurance policy loans are part of our insurance business segment’s investment portfolio and we include them in other assets at amortized cost. We recognize interest on commercial mortgage loans and insurance policy loans as revenue on the accrual basis using the interest method. We stop accruing revenue when collection of interest becomes uncertain. We recognize pretax operating income from the operation of our investment real estate as revenue

Notes to Consolidated Financial Statements, Continued

monthly. We include other invested asset revenue in investment revenues. We record accrued other invested asset revenue receivable in other assets.

Cash Equivalents

We consider all short-term investments having maturity dates within three months of their original issuance dates to be cash equivalents.

Goodwill

We do not amortize goodwill. During the first quarter of each year, we test goodwill recorded in the branch, centralized real estate, and insurance business segments for impairment. We test for impairment between these annual reviews if long-term adverse changes develop in the underlying business segments. Impairment is the condition that exists when the carrying value of goodwill exceeds its implied fair value. We assess the fair value of the underlying business using a projected ten-year earnings stream, discounted using the Treasury “risk free” rate. The “risk free” rate is the yield on ten-year U.S. Treasury Bills as of December 31 of the prior year. If the required impairment testing suggests that goodwill is impaired, we reduce goodwill to an amount that results in the carrying value of the underlying business approximating fair value.

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

Derivative Financial Instruments

We recognize all derivatives on our consolidated balance sheet at their fair value. We include derivatives in asset positions in other assets and those in liability positions in other liabilities. We record net unrealized gains and losses on derivatives in cash flows from operating activities on our consolidated statement of cash flows.

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

Notes to Consolidated Financial Statements, Continued

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

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level yield method. For cash flow hedges that are discontinued for reasons other than the forecasted transaction will not occur, we begin reclassifying the accumulated other comprehensive income adjustment to earnings when earnings are affected by the hedged item. There were no discontinuance of qualified hedge relationships during 2006.

Fair Value of Financial Instruments

We estimate the fair values disclosed in Note 26 using discounted cash flows when market prices or values from independent pricing services are not available. The assumptions we use, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In certain cases, we cannot verify the estimated fair values by comparison to independent markets or realize the estimated fair values in immediate settlement of the instruments.

Note 3.  Correction of Accounting Error

We restated our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement related to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. See Item 9A for further information on this restatement.

Notes to Consolidated Financial Statements, Continued

Note 4.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment”. SFAS 123R and its related interpretive guidance replaces SFAS 123, “Accounting for Stock-Based Compensation”, which superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and amended SFAS 95, “Statement of Cash Flows”. SFAS 123R requires that companies use a fair value method to value share-based payments and recognize the related compensation costs in net income. We participate in AIG’s stock-based compensation plans, and AIG allocates to us our share of the calculated costs. Effective January 1, 2006, AIG adopted SFAS 123R using the modified prospective application method. This method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006, and all previously granted but unvested awards as of January 1, 2006. AIG’s adoption of SFAS 123R and its related interpretive guidance on January 1, 2006, did not have a material effect on our financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted to accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005. We have adopted this statement.

In November 2005, the FASB issued FASB Staff Position Statement of Financial Accounting Standards (FSP SFAS) No. 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which replaces the measurement and recognition guidance included in Emerging Issue Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and codifies certain existing guidance on impairment. Our adoption of FSP SFAS 115-1 on January 1, 2006, did not have a material effect on our financial condition or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 140 and SFAS 133. SFAS 155 will allow us to include changes in fair value in earnings on an instrument-by-instrument basis for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS 133. The election to measure the hybrid instrument at fair value is irrevocable at the acquisition or issuance date. We elected to early adopt SFAS 155 as of January 1, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance was January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Our adoption of FIN 48 on January 1, 2007, did not have a material effect on our financial condition or results of operations.

Notes to Consolidated Financial Statements, Continued

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this standard.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires us to prospectively recognize the over funded or under funded status of defined benefit postretirement plans as an asset or liability in our consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires us to measure the funded status of plans as of the date of our year-end balance sheet, with limited exceptions. The majority of our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, and post retirement health and welfare plans. Related plan expenses are allocated to the Company by AIG. Our employees in Puerto Rico and the U.S. Virgin Islands participate in a defined benefit pension plan sponsored by a subsidiary of AGFC. Our adoption of SFAS 158 did not have a material effect on our financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

December 31, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,152,821	$3,798,342	$2,026,143	$23,977,306
Unearned finance charges and points and fees	(169,910)	(413,788)	(200,340)	(784,038)
Accrued finance charges	121,403	45,633	33,589	200,625
Deferred origination costs	27,584	38,255	-	65,839
Premiums, net of discounts	47,746	489	(995)	47,240
Total	$18,179,644	$3,468,931	$1,858,397	$23,506,972

Notes to Consolidated Financial Statements, Continued

December 31, 2005	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,145,364	$3,480,437	$1,633,466	$23,259,267
Unearned finance charges and points and fees	(144,048)	(394,114)	(157,988)	(696,150)
Accrued finance charges	116,750	40,751	23,516	181,017
Deferred origination costs	30,930	34,703	-	65,633
Premiums, net of discounts	59,727	790	(527)	59,990
Total	$18,208,723	$3,162,567	$1,498,467	$22,869,757

Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2006 and 2005, 98% of our net finance receivables were secured by the real and/or personal property of the borrower. At December 31, 2006, real estate loans accounted for 77% of the amount and 11% of the number of net finance receivables outstanding, compared to 80% of the amount and 12% of the number of net finance receivables outstanding at December 31, 2005.

Contractual maturities of net finance receivables by type at December 31, 2006, were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
2007	$ 288,163	$ 859,602	$ 418,899	$ 1,566,664
2008	345,955	1,099,398	345,892	1,791,245
2009	368,620	799,630	180,442	1,348,692
2010	391,022	390,120	101,569	882,711
2011	409,049	146,977	61,158	617,184
2012+	16,376,835	173,204	750,437	17,300,476
Total	$18,179,644	$3,468,931	$1,858,397	$23,506,972

Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections.

Notes to Consolidated Financial Statements, Continued

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Real estate loans: Principal cash collections	$4,156,811	$4,714,686	$3,985,358
% of average net receivables	22.63%	26.73%	30.57%
Non-real estate loans: Principal cash collections	$1,907,777	$1,849,798	$1,717,083
% of average net receivables	58.31%	60.71%	58.95%
Retail sales finance: Principal cash collections	$1,791,674	$1,593,053	$1,551,320
% of average net receivables	110.91%	117.52%	123.09%

Unused credit limits extended by AIG Bank (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $5.2 billion at December 31, 2006, and $4.0 billion at December 31, 2005. Company experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

December 31, 2006
(dollars in thousands)	Amount	Percent
California	$ 3,192,618	14%
Florida	1,496,707	6
Ohio	1,310,161	5
Illinois	1,108,149	5
Virginia	1,056,253	4
N. Carolina	958,536	4
Colorado	897,139	4
Pennsylvania	888,129	4
Other	12,599,280	54
Total	$23,506,972	100%

Notes to Consolidated Financial Statements, Continued

December 31, 2005
(dollars in thousands)	Amount	Percent
California	$ 3,254,487	14%
Florida	1,445,932	6
Ohio	1,323,858	6
Illinois	1,081,808	5
Virginia	1,061,178	4
N. Carolina	932,656	4
Colorado	862,922	4
Pennsylvania	823,521	4
Other	12,083,395	53
Total	$22,869,757	100%

At December 31, 2006, we had stopped accruing finance charges on $380.2 million of real estate loans, non-real estate loans, and retail sales contracts compared to $346.8 million of these types of finance receivables at December 31, 2005. We accrue finance charges on revolving retail and private label finance receivables up to the date of charge-off at six months past due. We have accrued finance charges of $0.8 million on $11.9 million of revolving retail and private label finance receivables more than 90 days past due at December 31, 2006, and $0.6 million on $9.8 million of these finance receivables that were more than 90 days past due at December 31, 2005.

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Balance at beginning of year	$ 513,972	$ 445,731	$ 455,402
Provision for finance receivable losses	190,538	326,720	264,718
Charge-offs	(280,228)	(307,952)	(320,797)
Recoveries	55,626	49,473	46,408
Balance at end of year	$ 479,908	$ 513,972	$ 445,731

We estimated our allowance for finance receivable losses using SFAS 5, “Accounting for Contingencies.” We based our allowance for finance receivable losses primarily on historical loss experience using migration analysis applied to sub-portfolios of large numbers of relatively small homogenous accounts. We adjusted the amounts determined by migration analysis for management’s estimate of the effects of model imprecision, recent changes to underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. This adjustment resulted in an increase to the amount determined by migration analysis of $57.2 million at December 31, 2006, compared to an increase of $35.6 million at December 31, 2005.

Notes to Consolidated Financial Statements, Continued

We used the Company’s internal data of net charge-offs and delinquency by sub-portfolio as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We used monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the federal government and other economic statistics providers to determine the economic component of our allowance for finance receivable losses. In September 2005, we added $56.8 million to the allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million during 2006 to reflect our current loss exposure. There were no other significant changes in the kinds of observable data we used to measure these components during 2006 or 2005.

See Note 2 for information on the determination of the allowance for finance receivable losses.

Note 7.  Real Estate Loans Held for Sale

Components of real estate loans held for sale were as follows:

December 31,
(dollars in thousands)	2006	2005
Principal balance and accrued interest receivable	$1,128,477	$667,926
Deferred loan costs and fees	3,966	1,011
Valuation allowance and derivative effects	(10,864)	(5,232)
Total	$1,121,579	$663,705

In first quarter 2006, our mortgage origination subsidiaries terminated their services agreements with AIG Bank and began originating non-conforming residential real estate loans held for sale to investors using their own state licenses. This change from externally provided services to internally generated originations and sales resulted in the increase in real estate loans held for sale. Real estate loans held for sale at December 31, 2005, included $512.3 million that we sold to a subsidiary of AGFI in first quarter 2006 for securitization.

Notes to Consolidated Financial Statements, Continued

Note 8.  Investment Securities

Amortized cost, unrealized gains and losses, and fair value of investment securities by type were as follows:

December 31, 2006	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: Corporate securities	$ 692,018	$14,111	$ (9,865)	$ 696,264
Mortgage-backed securities	150,318	1,895	(1,850)	150,363
State and political subdivisions	422,470	20,459	(30)	442,899
Other	67,653	1,119	(941)	67,831
Total	1,332,459	37,584	(12,686)	1,357,357
Preferred stocks	4,999	309	-	5,308
Other long-term investments	11,676	2,538	(88)	14,126
Common stocks	66	35	-	101
Total	$1,349,200	$40,466	$(12,774)	$1,376,892

December 31, 2005	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: Corporate securities	$ 691,405	$20,427	$(6,610)	$ 705,222
Mortgage-backed securities	137,999	2,375	(1,490)	138,884
State and political subdivisions	386,654	19,578	(252)	405,980
Other	56,003	1,629	(510)	57,122
Total	1,272,061	44,009	(8,862)	1,307,208
Preferred stocks	8,921	482	-	9,403
Other long-term investments	16,525	1,295	(465)	17,355
Common stocks	66	49	-	115
Total	$1,297,573	$45,835	$(9,327)	$1,334,081

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position at December 31, 2006 and 2005, were as follows:

December 31, 2006	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity investment securities: Bonds: Corporate securities	$ 89,770	$(1,232)	$226,743	$ (8,633)	$316,513	$ (9,865)
Mortgage-backed securities	27,759	(323)	58,779	(1,527)	86,538	(1,850)
State and political subdivisions	4,833	(21)	991	(9)	5,824	(30)
Other	12,079	(272)	22,048	(669)	34,127	(941)
Total	134,441	(1,848)	308,561	(10,838)	443,002	(12,686)
Other long-term investments	3,239	(88)	-	-	3,239	(88)
Total	$137,680	$(1,936)	$308,561	$(10,838)	$446,241	$(12,774)

December 31, 2005	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity investment securities: Bonds: Corporate securities	$225,121	$(4,785)	$27,212	$(1,825)	$252,333	$(6,610)
Mortgage-backed securities	78,591	(1,490)	-	-	78,591	(1,490)
State and political subdivisions	36,111	(238)	986	(14)	37,097	(252)
Other	25,672	(435)	2,926	(75)	28,598	(510)
Total	365,495	(6,948)	31,124	(1,914)	396,619	(8,862)
Other long-term investments	638	(52)	2,103	(413)	2,741	(465)
Total	$366,133	$(7,000)	$33,227	$(2,327)	$399,360	$(9,327)

We do not believe any individual unrealized loss as of December 31, 2006, identified in the tables above represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. We have both the intent and ability to hold each of these securities for the time period necessary to recover its amortized cost. The unrealized losses on our investment securities are included net of tax in other comprehensive income.

We recognized realized losses of $1.1 million in 2006, $3.9 million in 2005, and $0.8 million in 2004 on investment securities that we considered the decline in fair value to be other than temporary.

Notes to Consolidated Financial Statements, Continued

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized losses were as follows:

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Fair value	$336,258	$353,407	$515,830
Realized gains	$ 984	$ 935	$ 5,443
Realized losses	(1,678)	(5,733)	(5,462)
Net realized losses	$ (694)	$ (4,798)	$ (19)

Contractual maturities of fixed-maturity investment securities at December 31, 2006, were as follows:

	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 33,376	$ 33,287
Due after 1 year through 5 years	143,708	137,816
Due after 5 years through 10 years	439,616	440,305
Due after 10 years	590,294	570,733
Mortgage-backed securities	150,363	150,318
Total	$1,357,357	$1,332,459

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Other long-term investments consist of interests in four limited partnerships that we account for on either the cost or equity method. We also regularly review these investments for impairment. At December 31, 2006, our total commitments for these four limited partnerships were $24.3 million, consisting of $16.4 million funded and $7.9 million unfunded. We have evaluated these limited partnerships, and they do not qualify as variable interest entities.

Bonds on deposit with insurance regulatory authorities had carrying values of $12.8 million at December 31, 2006, and December 31, 2005.

Note 9.  Notes Receivable from Parent

Notes receivable from AGFI totaled $287.7 million at December 31, 2006, and $283.0 million at December 31, 2005. Interest revenue on notes receivable from parent totaled $31.3 million in 2006, $19.2 million in 2005, and $15.7 million in 2004. These notes primarily support AGFI’s funding of finance receivables.

Notes to Consolidated Financial Statements, Continued

Note 10.  Other Assets

Components of other assets were as follows:

December 31,
(dollars in thousands)	2006	2005
Derivatives fair values	$ 300,658	$ 78,710
Income tax assets (a)	244,547	233,940
Goodwill	220,431	220,431
Other insurance investments (b)	184,274	82,607
Fixed assets	89,571	87,064
Real estate owned	55,226	45,764
Prepaid expenses and deferred charges	41,613	53,817
Other	37,730	37,411
Total	$1,174,050	$839,744

(a)

The components of net deferred tax assets are detailed in Note 20.

(b)

The amount at December 31, 2006, includes $75.9 million related to securities lending, with an offset in other liabilities.

Goodwill by business segment was as follows:

December 31,
(dollars in thousands)	2006	2005	2004
Branch	$145,491	$145,491	$145,491
Centralized Real Estate	62,836	62,836	62,836
Insurance	12,104	12,104	12,104
Total	$220,431	$220,431	$220,431

During first quarter 2005, 2006, and 2007, we performed our required impairment testing and determined that the Company’s goodwill and other intangible assets were not impaired.

Note 11.  Long-term Debt

Carrying value and fair value of long-term debt were as follows:

December 31,	2006		2005
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$18,585,636	$18,424,992	$18,092,860	$17,905,272

Notes to Consolidated Financial Statements, Continued

Weighted average interest rates on long-term debt were as follows:

Years Ended December 31,	2006	2005	2004	December 31,	2006	2005
Long-term debt	5.03%	4.41%	4.29%	Long-term debt	5.09%	4.71%

Contractual maturities of long-term debt at December 31, 2006, were as follows:

Carrying
(dollars in thousands)	Value
2007	$ 4,010,260
2008	2,417,904
2009	2,178,494
2010	2,505,829
2011	2,796,837
2012-2016	4,676,312
Total	$18,585,636

An AGFC debt agreement contains restrictions on consolidated retained earnings for certain purposes (see Note 19).

Note 12.  Short-term Debt

Information concerning short-term debt by type was as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Commercial paper	$4,038,781	$3,165,429	$3,449,062
Extendible commercial notes	333,832	326,585	552,930
Other	-	-	480
Total	$4,372,613	$3,492,014	$4,002,472
Average borrowings	$4,792,648	$3,977,256	$3,598,233
Weighted average interest rate, at year end: Money market yield	5.29%	4.26%	2.30%
Semi-annual bond equivalent yield	5.34%	4.30%	2.32%

AGFC issues commercial paper with terms ranging from 1 to 270 days. Commercial paper had a weighted average maturity of 24 days at December 31, 2006.

AGFC issues extendible commercial notes with initial maturities of up to 90 days which AGFC may extend to 390 days. AGFC has never extended any of these notes.

Notes to Consolidated Financial Statements, Continued

Note 13.  Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC does not guarantee any borrowings of AGFI.

At December 31, 2006, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at December 31, 2006. There were no amounts outstanding under these committed credit facilities at December 31, 2006 or 2005.

At December 31, 2006, AGFC and certain of its subsidiaries also had an uncommitted credit facility totaling $75.0 million which was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility. There were no amounts outstanding under this uncommitted credit facility at December 31, 2006 or 2005.

Note 14.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt and its return on real estate loans held for sale but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of interest rate, cross currency, and equity-indexed swap agreements; interest rate lock commitments; and forward sale commitments.

Swap Agreements

While all of our interest rate, cross currency, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At December 31, 2006, equity-indexed debt was immaterial. For certain types of hedge relationships meeting specific criteria, SFAS 133 allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings. At December 31, 2006, AGFC’s cash flow and fair value hedges which qualified for hedge accounting treatment qualified under this method.

AGFC uses interest rate, cross currency, and equity-indexed swap agreements in conjunction with specific long-term debt issuances. AGFC’s objective is to achieve net U.S. dollar, fixed or floating interest rate exposure at costs not materially different from costs AGFC would have incurred by issuing debt for the same net exposure without using derivatives.

Notes to Consolidated Financial Statements, Continued

Notional amounts of our swap agreements and weighted average receive and pay rates were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Notional amount: Interest rate	$2,950,000	$2,450,000	$1,825,000
Cross currency and interest rate	3,093,800	2,449,550	1,824,300
Equity-indexed	6,886	6,886	6,886
Total	$6,050,686	$4,906,436	$3,656,186
Weighted average receive rate	4.79%	4.21%	3.72%
Weighted average pay rate	5.04%	4.61%	4.45%

Notional amount maturities of our swap agreements and the respective weighted average interest rates at December 31, 2006, were as follows:

	Notional	Weighted Average
(dollars in thousands)	Amount	Interest Rate
2007	$ 750,000	6.31%
2008	1,951,000	4.39
2010	622,300	4.29
2011	1,457,886	5.46
2013	1,269,500	5.18
Total	$6,050,686	5.04%

Changes in the notional amounts of our swap agreements were as follows:

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Balance at beginning of year	$4,906,436	$3,656,186	$2,495,000
New contracts	1,494,250	1,775,250	2,081,186
Expired contracts	(350,000)	(525,000)	(920,000)
Balance at end of year	$6,050,686	$4,906,436	$3,656,186

New contracts in 2006 included in notional amounts interest rate swap agreements of $850.0 million and cross currency swap agreements for 500 million Euros ($644.3 million). New contracts in 2005 included in notional amounts interest rate swap agreements of $1.150 billion and cross currency swap agreements for 500 million Euros ($625.3 million). New contracts in 2004 included in notional amounts interest rate swap agreements of $256.9 million and cross currency swap agreements for 1.0 billion Euros ($1.202 billion) and 350 million British Pounds ($622.3 million).

Notes to Consolidated Financial Statements, Continued

AGFC is exposed to credit risk if counterparties to swap agreements do not perform. AGFC limits this exposure by entering into agreements with counterparties having high credit ratings and by basing the amounts and terms of these agreements on their credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. At December 31, 2006, AGFC had notional amounts of $5.9 billion in swap agreements with a non-subsidiary affiliate that is highly rated due to credit support from AIG, its parent.

AGFC’s credit exposure on swap agreements is limited to the fair value of the agreements that are favorable to the Company. At December 31, 2006, we recorded the swap agreements at fair values of $296.5 million in other assets and $29.3 million in other liabilities. AGFC does not expect any counterparty to fail to meet its obligation.

AGFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. At December 31, 2006, we expect to reclassify $13.7 million of net realized gains on swap agreements from accumulated other comprehensive income to income during the next twelve months.

Interest Rate Lock Commitments (IRLCs)

We enter into IRLCs when we approve applicants for real estate loans held for sale. IRLCs related to the origination or acquisition of real estate loans that we intend to hold for sale are accounted for as derivatives. The IRLCs commit us to specific interest rates provided the potential borrowers close their loans within specific periods. We assign the IRLCs zero fair values on the commitment dates and recognize subsequent changes in fair values that result from changes in market interest rates. We adjust the total IRLC valuations for our estimate of loans that we will not ultimately fund. We base our estimate on Company experience and market conditions. We record IRLCs at fair value in derivative assets or liabilities. We record changes in the fair value in net gain or loss on sales of real estate loans held for sale.

At December 31, 2006, the notional amount of our IRLCs totaled $645.2 million (estimated fair value of $430,000 recorded in other liabilities), compared to $632.4 million at December 31, 2005 (estimated fair value of $34,000 recorded in other liabilities).

Forward Sale Commitments

We enter into forward sale commitments with investors. These commitments require us to sell specified amounts and types of real estate loans with specified interest rates over the commitment periods. We record forward sale commitments at fair value in derivative assets or liabilities. We record changes in the fair value in net gain or loss on sales of real estate loans held for sale.

At December 31, 2006, the notional amount of our forward sale commitments which extend to February 28, 2007, totaled $975.0 million (estimated fair value of $4.1 million recorded in other assets), compared to $725.0 million of forward sale commitments which extended to February 28, 2006 (estimated fair value of $0.8 million recorded in other liabilities) at December 31, 2005.

Notes to Consolidated Financial Statements, Continued

Note 15.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

December 31,
(dollars in thousands)	2006	2005
Finance receivable related: Unearned premium reserves	$138,273	$139,076
Benefit reserves	34,841	28,993
Claim reserves	26,509	29,335
Subtotal	199,623	197,404
Non-finance receivable related: Benefit reserves	171,278	180,194
Claim reserves	20,616	20,453
Subtotal	191,894	200,647
Total	$391,517	$398,051

Our insurance subsidiaries enter into reinsurance agreements with other insurers, including affiliated companies. Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

December 31,
(dollars in thousands)	2006	2005
Affiliated insurance companies	$52,986	$52,773
Non-affiliated insurance companies	28,406	29,032
Total	$81,392	$81,805

Our insurance subsidiaries’ business reinsured to others was not significant during any of the last three years.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance, which is a comprehensive basis of accounting other than GAAP.

Notes to Consolidated Financial Statements, Continued

Reconciliations of statutory net income to GAAP net income were as follows:

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Statutory net income	$86,231	$90,740	$90,110
Realized losses	(1,841)	(4,712)	(583)
Deferred income tax benefit	1,597	5,716	58
Change in deferred policy acquisition costs	(1,405)	(6,720)	(5,179)
Reserve changes	1,344	(789)	(3,765)
Amortization of interest maintenance reserve	(469)	(875)	(1,130)
Other, net	(2,974)	(5,648)	1,583
GAAP net income	$82,483	$77,712	$81,094

Reconciliations of statutory equity to GAAP equity were as follows:

December 31,
(dollars in thousands)	2006	2005
Statutory equity	$1,085,373	$ 999,473
Reserve changes	58,046	60,355
Deferred policy acquisition costs	43,246	44,637
Decrease in carrying value of affiliates	(37,064)	(36,408)
Net unrealized gains	25,242	35,678
Deferred income taxes	(16,023)	(12,092)
Goodwill	12,104	12,104
Asset valuation reserve	7,357	5,091
Interest maintenance reserve	(5,647)	(3,871)
Other, net	5,667	(3,421)
GAAP equity	$1,178,301	$1,101,546

Note 16.  Other Liabilities

Components of other liabilities were as follows:

December 31,
(dollars in thousands)	2006	2005
Accrued interest	$207,303	$180,580
Uncashed checks, reclassified from cash	132,200	121,735
Insurance investments liabilities (a)	75,904	-
Derivatives fair values	29,697	65,021
Salary and benefit liabilities	29,608	34,049
Other	88,412	75,264
Total	$563,124	$476,649

(a)

The amount at December 31, 2006, includes $75.9 million related to securities lending, with an offset in other assets.

Notes to Consolidated Financial Statements, Continued

Note 17.  Capital Stock

AGFC has two classes of authorized capital stock:  special shares and common shares. AGFC may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2006, were as follows:

	Par	Shares
	Value	Authorized
Special Shares	-	25,000,000
Common Shares	$0.50	25,000,000

Shares issued and outstanding at December 31, 2006 and 2005, were as follows:

December 31,	2006	2005
Special Shares	-	-
Common Shares	10,160,012	10,160,012

Note 18.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

December 31,
(dollars in thousands)	2006	2005
Net unrealized gains (losses) on: Investment securities	$18,000	$23,730
Swap agreements	9,333	10,499
Retirement plan liabilities adjustment	(2,873)	(1,371)
Accumulated other comprehensive income	$24,460	$32,858

Note 19.  Retained Earnings

Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision contained in these agreements, $1.5 billion of AGFC’s retained earnings was free from restriction at December 31, 2006.

State law restricts the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, the Indiana Department of Insurance. At December 31, 2006, our insurance subsidiaries had statutory capital and surplus of $1.1 billion. At December 31, 2006, the maximum amount of dividends which our insurance subsidiaries may pay in 2007 without prior approval was $108.5 million.

Notes to Consolidated Financial Statements, Continued

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

Note 20.  Income Taxes

Merit files a separate federal income tax return. CommoLoCo, Inc., our subsidiary that operates in Puerto Rico and the U.S. Virgin Islands, files a Puerto Rican corporate income tax return and a U.S. Virgin Islands corporate income tax return. AGFC and all other AGFC subsidiaries file a consolidated federal income tax return with AIG. We provide federal income taxes as if AGFC and the other AGFC subsidiaries file separate tax returns and pay AIG accordingly under a tax sharing agreement.

Components of provision for income taxes were as follows:

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Federal: Current	$232,783	$286,729	$280,472
Deferred	(6,064)	(8,997)	(73,136)
Total federal	226,719	277,732	207,336
State	5,374	17,257	3,628
Total	$232,093	$294,989	$210,964

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

Years Ended December 31,	2006	2005	2004
Statutory federal income tax rate	35.00%	35.00%	35.00%
Nontaxable investment income	(.88)	(.69)	(.73)
State income taxes	.74	1.85	2.07
Contingency reduction	(.21)	(.47)	(5.68)
Amortization of other intangibles	.19	.28	.37
Other, net	.18	.46	(.05)
Effective income tax rate	35.02%	36.43%	30.98%

We reduced the provision for income taxes by $38.7 million in 2004 resulting from a favorable settlement of income tax audit issues. This reduction decreased the effective income tax rate for 2004.

Notes to Consolidated Financial Statements, Continued

The Internal Revenue Service (IRS) has completed examinations of AIG’s tax returns through 1996. The IRS has also completed examinations of AGFI’s direct parent company’s tax returns through 1999.

Components of deferred tax assets and liabilities were as follows:

December 31,
(dollars in thousands)	2006	2005
Deferred tax assets: Allowance for finance receivable losses	$166,248	$177,306
Deferred intercompany revenue	71,255	86,865
Deferred insurance commissions	4,425	5,392
Other	35,025	22,206
Total	276,953	291,769
Deferred tax liabilities: Loan origination costs	23,113	23,032
Derivatives	5,383	31,841
Fixed assets	2,846	4,949
Other	12,877	16,727
Total	44,219	76,549
Net deferred tax assets	$232,734	$215,220

No valuation allowance was considered necessary at December 31, 2006 and 2005.

Note 21.  Lease Commitments, Rent Expense, and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

Lease
(dollars in thousands)	Commitments
2007	$ 62,863
2008	50,720
2009	33,506
2010	20,112
2011	10,422
subsequent to 2011	17,966
Total	$195,589

In addition to rent, the Company pays taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 2006. Rental expense totaled $60.5 million in 2006, $56.5 million in 2005, and $54.9 million in 2004.

Notes to Consolidated Financial Statements, Continued

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

Note 22.  Supplemental Cash Flow Information

Supplemental disclosure of certain cash flow information was as follows:

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Interest paid	$1,065,401	$784,197	$565,877
Income taxes paid	242,113	342,847	315,792

We transferred $512.3 million of real estate loans to real estate loans held for sale in December 2005 in anticipation of the sale of these real estate loans to an AGFI subsidiary for securitization which occurred in first quarter 2006.

In third quarter 2004, AGFC received a non-cash capital contribution from its parent of $16.5 million reflecting the transfer of certain property from its parent. Also in third quarter 2004, AGFC received a non-cash capital contribution from its parent of $1.0 million reflecting certain computer equipment that we previously leased from a non-subsidiary affiliate.

Note 23.  Benefit Plans

The majority of the Company’s employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, post retirement health and welfare and life insurance plans, various stock option, incentive and purchase plans, and a 401(k) plan.

Pension Plans

Pension plan expense allocated to the Company by AIG was $11.7 million for 2006, $8.6 million for 2005, and $10.2 million for 2004. AIG’s U.S. pension plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2006, by $318.7 million.

The Company’s employees in Puerto Rico and the U.S. Virgin Islands participate in a defined benefit pension plan sponsored by CommoLoCo, Inc. The disclosures related to this plan are immaterial to the financial statements of the Company.

Notes to Consolidated Financial Statements, Continued

Stock-Based Compensation Plans

At December 31, 2006, our employees participated in the following AIG stock-based compensation plans:

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

•

AIG 2002 Stock Incentive Plan

Equity-based or equity-related awards with respect to shares of AIG common stock can be issued to employees of AIG and its subsidiaries in any year up to a maximum number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. The maximum award that a grantee may receive under the plan per year is rights with respect to 250,000 shares.

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

Effective January 1, 2006, AIG adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”. Under SFAS 123R, we paid compensation costs of $6.5 million in 2006 for our participation in AIG’s stock-based compensation plans.

Notes to Consolidated Financial Statements, Continued

Note 24.  Segment Information

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

•

we exclude deferred origination costs from segment finance receivables; and

•

we exclude realized gains and losses from segment investment revenues.

We intend intersegment sales and transfers to approximate the amounts segments would earn if dealing with independent third parties.

The following tables display information about the Company’s segments as well as reconciliations to the consolidated financial statement amounts.

At or for the year ended December 31, 2006	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,814,769	$ 713,491	$ -	$ (18,606)	$ (82,562)	$ 2,427,092
Insurance	-	-	155,496	-	-	155,496
Other	(14,589)	262,350	96,594	(34,329)	(1,840)	308,186
Intercompany	75,264	1,981	(62,378)	(14,867)	-	-
Interest expense	528,544	577,218	-	33,592	(13,939)	1,125,415
Operating expenses	687,437	236,790	27,465	(18,733)	(80,665)	852,294
Provision for finance receivable losses	170,476	22,129	-	(428)	(1,639)	190,538
Pretax income	488,987	141,685	101,185	(81,042)	11,841	662,656
Assets	12,160,609	12,057,141	1,510,489	1,189,188	294,975	27,212,402

At or for the year ended December 31, 2005	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,730,292	$ 648,959	$ -	$ (33,121)	$ (82,145)	$ 2,263,985
Insurance	689	-	160,344	-	-	161,033
Other	(9,056)	309,393	93,653	85,813	(6,309)	473,494
Intercompany	76,748	1,724	(63,976)	(14,496)	-	-
Interest expense	426,938	404,127	-	37,767	(2,629)	866,203
Operating expenses	653,443	256,761	26,329	(26,321)	(80,809)	829,403
Provision for finance receivable losses	282,740	41,441	-	(1,045)	3,584	326,720
Pretax income	435,552	257,747	95,305	29,831	(8,596)	809,839
Assets	11,440,919	11,646,229	1,441,864	909,290	221,576	25,659,878

Notes to Consolidated Financial Statements, Continued

At or for the year ended December 31, 2004	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,669,851	$ 358,536	$ -	$ (38,461)	$ (72,638)	$ 1,917,288
Insurance	763	-	176,077	-	-	176,840
Other	(10,495)	206,845	93,562	34,785	1,675	326,372
Intercompany	78,833	1,019	(70,479)	(9,373)	-	-
Interest expense	367,920	196,737	-	57,022	4,722	626,401
Operating expenses	633,890	204,676	29,802	(24,391)	(72,228)	771,749
Provision for finance receivable losses	252,405	13,971	-	(1,089)	(569)	264,718
Pretax income	484,737	151,016	91,323	(41,527)	(4,598)	680,951
Assets	10,892,469	8,410,635	1,472,399	1,092,440	225,865	22,093,808

The “All Other” column includes corporate revenues and expenses such as management and administrative revenues and expenses and fair value adjustments of derivatives and translation adjustments of foreign currency denominated debt that are not considered pertinent in determining segment performance and corporate assets which include cash, derivatives, prepaid expenses, deferred charges, and fixed assets.

The “Adjustments” column includes the following:

•

amortization of deferred origination costs for finance charges;

•

realized gains (losses) on investments for other revenues;

•

releveraging of debt for interest expense;

•

deferral of origination costs for operating expenses;

•

redistribution of amounts provided for the allowance for finance receivable losses for provision for finance receivable losses;

•

realized gains (losses) on investments, interest expense due to releveraging of debt, and provision for finance receivable losses due to redistribution of amounts provided for the allowance for finance receivable losses for pretax income; and

•

goodwill, deferred origination costs, other assets, and corporate assets that are not considered pertinent to determining segment performance for assets.

Adjustments for other revenues and pretax income in 2005 and 2004 also included certain other investment revenue and expenses.

Notes to Consolidated Financial Statements, Continued

Note 25.  Interim Financial Information (Unaudited)

Our quarterly statements of income for 2006 were as follows:

Quarter Ended 2006	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(dollars in thousands)
Revenues Finance charges	$621,073	$615,149	$602,699	$588,171
Mortgage banking	73,197	78,091	61,520	5,601
Insurance	39,928	38,253	38,208	39,107
Investment	22,310	22,854	21,206	22,737
Net service fees from affiliates	830	690	4,711	51,153
Other	(21,019)	(55,231)	4,626	14,910
Total revenues	736,319	699,806	732,970	721,679
Expenses Interest expense	299,428	292,614	279,287	254,086
Operating expenses: Salaries and benefits	134,634	134,920	139,390	144,207
Other operating expenses	77,513	75,879	69,470	76,281
Provision for finance receivable losses	71,529	37,755	49,262	31,992
Insurance losses and loss adjustment expenses	16,823	12,942	14,297	15,809
Total expenses	599,927	554,110	551,706	522,375
Income before provision for income taxes	136,392	145,696	181,264	199,304
Provision for Income Taxes	47,005	47,933	63,672	73,483
Net Income	$ 89,387	$ 97,763	$117,592	$125,821

Notes to Consolidated Financial Statements, Continued

Our quarterly statements of income for 2005 were as follows:

Quarter Ended 2005	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(dollars in thousands)		Restated	Restated	Restated
Revenues Finance charges	$590,473	$579,503	$562,685	$531,324
Mortgage banking	4,922	1,418	1,909	3,543
Insurance	38,381	39,334	40,809	42,509
Investment	17,227	21,896	21,609	20,922
Net service fees from affiliates	76,711	97,855	79,378	59,992
Other	(13,515)	40,127	(3,048)	42,548
Total revenues	714,199	780,133	703,342	700,838
Expenses Interest expense	236,613	230,696	208,385	190,509
Operating expenses: Salaries and benefits	125,489	138,880	138,364	130,449
Other operating expenses	74,628	76,098	71,856	73,639
Provision for finance receivable losses	77,631	116,372	69,500	63,217
Insurance losses and loss adjustment expenses	15,889	17,357	15,953	17,148
Total expenses	530,250	579,403	504,058	474,962
Income before provision for income taxes	183,949	200,730	199,284	225,876
Provision for Income Taxes	63,963	74,339	74,266	82,421
Net Income	$119,986	$126,391	$125,018	$143,455

Notes to Consolidated Financial Statements, Continued

Note 26.  Fair Value of Financial Instruments

We present the carrying values and estimated fair values of certain of our financial instruments below. Readers should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted since they were estimated at a particular point in time and do not include the value associated with all of our assets and liabilities.

December 31,	2006		2005
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$23,027,064	$20,806,934	$22,355,785	$21,482,612
Real estate loans held for sale	1,121,579	1,139,605	663,705	663,705
Investment securities	1,376,892	1,376,892	1,334,081	1,334,081
Cash and cash equivalents	225,072	225,072	183,513	183,513
Derivatives	300,658	300,658	78,710	78,710
Liabilities Long-term debt	18,585,636	18,424,992	18,092,860	17,905,272
Short-term debt	4,372,613	4,372,613	3,492,014	3,492,014
Derivatives	29,697	29,697	65,021	65,021
Off-Balance Sheet Financial Instruments Unused customer credit limits	-	-	-	-

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

Real Estate Loans Held for Sale

We estimated fair values of real estate loans held for sale using forward sale commitments on hand to investors or prevailing market rates.

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

Derivatives

We estimated the fair values of derivatives using counterparty quotes and market recognized valuation systems at each year’s December 31 market rates.

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

Notes to Consolidated Financial Statements, Continued

Note 27.  Subsequent Event

During fourth quarter 2006, AGFC entered into a definitive agreement to acquire Ocean Finance and Mortgages Limited (Ocean), which is headquartered in Staffordshire, England. As a finance broker in the U.K., Ocean currently offers home owner loans, mortgages, and remortgages (refinancing). The transaction closed effective January 2, 2007. To support our targeted leverage following the payments and obligations under this acquisition, AGFC issued junior subordinated debentures in January 2007 in an aggregate principal amount of $350 million that mature in January 2067. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGFC in a Rule 144A/Regulation S offering. AGFC can redeem the debentures at par beginning in January 2017 and, until that time, will pay a fixed rate of interest. If AGFC does not redeem the debentures in January 2017, the interest rate on the unredeemed debentures will change to a floating rate, which will reset quarterly based on 3-month LIBOR.

Item 9A.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Identification of Prior Year Material Weakness in Internal Control

A material weakness existed as of December 31, 2005 and was remediated in the first quarter of 2006, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our cross currency swaps, the first of which we entered into in June 2004. As a result of this material weakness, the Company’s Chief Financial Officer and Chief Accounting Officer determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005.

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

(d)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 14.  Principal Accountant Fees and Services.

One of AIG’s Audit Committee’s duties is to oversee our independent accountants, PricewaterhouseCoopers LLP. AGFC does not have its own Audit Committee. AIG’s Audit Committee has adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including AGFC, and pre-approved 100% of AGFC’s audit-related fees in 2006 and 2005.

Independent accountant fees charged to AGFC and the related services were as follows:

Years Ended December 31,
(dollars in thousands)	2006	2005
Audit fees	$1,079	$1,102
Audit-related fees	210	185
Total	$1,289	$1,287

Audit fees in 2006 and 2005 were primarily for the audit of AGFC’s Annual Report on Form 10-K, quarterly review procedures in relation to AGFC’s Quarterly Reports on Form 10-Q, statutory audits of insurance subsidiaries of AGFC, and audits of other subsidiaries of AGFC. Audit-related fees were primarily for issuances of comfort letters. AGFC is a subsidiary of AGFI, and its audit fees and audit-related fees are also included in the fees of AGFI. There were no tax fees or other fees in 2006 or 2005.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)

(1) and (2)  The following consolidated financial statements of American General Finance Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2006 and 2005

Consolidated Statements of Income, years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Shareholder’s Equity, years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows, years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Comprehensive Income, years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Schedule I--Condensed Financial Information of Registrant is included in Item 15(d).

All other financial statement schedules have been omitted because they are inapplicable.

(3)

Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 112 herein.

(b)

Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Item 15(d).

Schedule I – Condensed Financial Information of Registrant

American General Finance Corporation

Condensed Balance Sheets

December 31,
(dollars in thousands)	2006	2005
Assets Net finance receivables: Loans	$ 242,773	$ 1,699,189
Retail sales finance	-	129,023
Net finance receivables	242,773	1,828,212
Allowance for finance receivable losses	-	(52,397)
Net finance receivables, less allowance for finance receivable losses	242,773	1,775,815
Cash and cash equivalents	131,747	91,096
Investment in subsidiaries	3,452,258	3,160,110
Receivable from parent and affiliates	21,065,922	19,590,854
Notes receivable from parent and affiliates	1,336,969	386,638
Other assets	542,652	334,206
Total assets	$26,772,321	$25,338,719
Liabilities and Shareholder’s Equity Long-term debt, 1.94% - 8.45%, due 2007 – 2016	$18,585,636	$18,092,860
Short-term debt	4,522,164	3,646,216
Other liabilities	376,794	418,918
Total liabilities	23,484,594	22,157,994
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	1,179,906	1,179,906
Other equity	24,460	32,858
Retained earnings	2,078,281	1,962,881
Total shareholder’s equity	3,287,727	3,180,725
Total liabilities and shareholder’s equity	$26,772,321	$25,338,719

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance Corporation

Condensed Statements of Income

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Revenues Interest received from affiliates	$1,369,277	$1,113,617	$ 852,643
Dividends received from subsidiaries	257,430	143,480	142,449
Finance charges	17,582	16,209	17,905
Other	(84,509)	51,756	126
Total revenues	1,559,780	1,325,062	1,013,123
Expenses Interest expense	1,137,290	878,400	638,739
Operating expenses	5,380	7,930	9,990
Total expenses	1,142,670	886,330	648,729
Income before income taxes and equity in undistributed net income of subsidiaries	417,110	438,732	364,394
Provision for Income Taxes	57,158	108,932	80,208
Income before equity in undistributed net income of subsidiaries	359,952	329,800	284,186
Equity in Undistributed Net Income of Subsidiaries	70,611	185,050	185,801
Net Income	$ 430,563	$ 514,850	$ 469,987

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance Corporation

Condensed Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Cash Flows from Operating Activities Net Income	$ 430,563	$ 514,850	$ 469,987
Reconciling adjustments: Equity in undistributed net income of subsidiaries	(70,611)	(185,050)	(185,801)
Change in other assets and other liabilities	68,520	(17,574)	36,042
Change in taxes receivable and payable	(11,978)	4,965	(56,586)
Other, net	22,153	5,922	9,488
Net cash provided by operating activities	438,647	323,113	273,130
Cash Flows from Investing Activities Finance receivables originated or purchased from subsidiaries	(65,158)	(1,576,407)	(1,197,292)
Principal collections on finance receivables	68,519	77,781	85,202
Finance receivables sold to subsidiaries	1,529,681	1,127,163	1,071,601
Capital contributions to subsidiaries, net of return of capital	(227,266)	(246,900)	(422,777)
Change in receivable from parent and affiliates	(1,475,068)	(2,889,449)	(4,368,977)
Change in notes receivable from parent and affiliates	(950,331)	(77,715)	(32,258)
Other, net	496	(15,792)	(16,751)
Net cash used for investing activities	(1,119,127)	(3,601,319)	(4,881,252)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	3,156,389	5,442,351	5,691,112
Repayment of long-term debt	(2,996,043)	(1,550,410)	(2,100,464)
Change in short-term debt	875,948	(549,091)	881,333
Capital contributions from parent	-	55,000	156,200
Dividends paid	(315,163)	(117,044)	(15,034)
Net cash provided by financing activities	721,131	3,280,806	4,613,147
Increase in cash and cash equivalents	40,651	2,600	5,025
Cash and cash equivalents at beginning of year	91,096	88,496	83,471
Cash and cash equivalents at end of year	$ 131,747	$ 91,096	$ 88,496

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance Corporation

Notes to Condensed Financial Statements

December 31, 2006

Note 1.  Accounting Policies

AGFC records its investments in subsidiaries at cost plus the equity in undistributed (overdistributed) net income of subsidiaries since the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with AGFC’s consolidated financial statements.

Note 2.  Receivable from Subsidiaries

AGFC provides funding to most of its finance subsidiaries for lending activities. AGFC charges these subsidiaries for this funding based on its interest expense rate plus a spread.

Note 3.  Long-term Debt

Long-term debt maturities for the five years after December 31, 2006, were as follows:  2007, $4.0 billion; 2008, $2.4 billion; 2009, $2.2 billion; 2010, $2.5 billion; and 2011, $2.8 billion.

Note 4.  Short-term Debt

Components of short-term debt were as follows:

December 31,
(dollars in thousands)	2006	2005
Commercial paper	$3,943,271	$3,071,622
Extendible commercial notes	333,832	326,585
Notes payable to subsidiaries	245,061	248,009
Total	$4,522,164	$3,646,216

Note 5.  Subsidiary Debt Guarantee

AGFC guarantees the short-term debt, consisting of commercial paper and bank borrowings, of CommoLoCo, Inc., AGFC’s consumer financial services subsidiary that conducts business in Puerto Rico and the U.S. Virgin Islands. This short-term debt partially funds CommoLoCo, Inc.’s operations and totaled $95.5 million at December 31, 2006, and $93.8 million at December 31, 2005. AGFC would be required to repay this debt if CommoLoCo, Inc.’s cash flows from operations and new debt issuances become inadequate.

Schedule I, Continued

Three AGFC subsidiaries are each required to maintain $1.0 million of direct committed lines of credit to comply with state regulations. AGFC guarantees any borrowings under these lines of credit. None of these subsidiaries have borrowed under these lines of credit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2007.

AMERICAN GENERAL FINANCE CORPORATION
By:	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2007.

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

(4)

a.

The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2006 under the following Indenture exceeds 10% of the Company’s total assets on a consolidated basis:

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