Form 10-Q
period 2007-06-30
AMERICAN GENERAL FINANCE CORP
filed 2007-08-09
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-06155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At August 8, 2007, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006
Revenues Finance charges	$625,499	$602,699	$1,244,624	$1,190,870
Mortgage banking	19,942	61,520	61,745	67,121
Insurance	41,818	38,208	83,265	77,315
Investment	20,998	21,206	43,464	43,943
Loan brokerage fees	20,205	-	43,190	-
Net service fees from affiliates	(49,099)	4,711	(176,583)	55,864
Other	19,918	4,626	(10,777)	19,536
Total revenues	699,281	732,970	1,288,928	1,454,649
Expenses Interest expense	296,527	279,287	594,193	533,373
Operating expenses: Salaries and benefits	140,007	139,390	289,857	283,597
Other operating expenses	98,476	69,470	214,498	145,751
Provision for finance receivable losses	83,885	49,262	140,345	81,254
Insurance losses and loss adjustment expenses	16,204	14,297	32,721	30,106
Total expenses	635,099	551,706	1,271,614	1,074,081
Income before provision for income taxes	64,182	181,264	17,314	380,568
Provision (Credit) for Income Taxes	22,706	63,672	(2,241)	137,155
Net Income	$ 41,476	$117,592	$ 19,555	$ 243,413

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2007	2006
Assets Net finance receivables: Real estate loans	$18,475,224	$18,179,644
Non-real estate loans	3,672,530	3,468,931
Retail sales finance	1,936,040	1,858,397
Net finance receivables	24,083,794	23,506,972
Allowance for finance receivable losses	(500,194)	(479,908)
Net finance receivables, less allowance for finance receivable losses	23,583,600	23,027,064
Real estate loans held for sale	604,852	1,121,579
Investment securities	1,365,765	1,376,892
Cash and cash equivalents	218,816	225,072
Notes receivable from parent	302,313	287,745
Other assets	1,527,637	1,174,050
Total assets	$27,602,983	$27,212,402
Liabilities and Shareholder’s Equity Long-term debt	$17,816,325	$18,585,636
Short-term debt	5,321,301	4,372,613
Insurance claims and policyholder liabilities	394,912	391,517
Other liabilities	840,524	563,124
Accrued taxes	17,923	11,785
Total liabilities	24,390,985	23,924,675
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	1,251,906	1,179,906
Accumulated other comprehensive (loss) income	(2,820)	24,460
Retained earnings	1,957,832	2,078,281
Total shareholder’s equity	3,211,998	3,287,727
Total liabilities and shareholder’s equity	$27,602,983	$27,212,402

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,
(dollars in thousands)	2007	2006
Cash Flows from Operating Activities Net income	$ 19,555	$ 243,413
Reconciling adjustments: Provision for finance receivable losses	140,345	81,254
Depreciation and amortization	72,459	69,327
Deferral of finance receivable origination costs	(37,077)	(37,267)
Deferred income tax (benefit) charge	(93,447)	4,321
Origination of real estate loans held for sale	(3,524,457)	(3,408,039)
Sales and principal collections of real estate loans held for sale	4,063,553	2,679,434
Net gain on sales of real estate loans held for sale	(22,369)	(40,175)
Change in other assets and other liabilities	209,779	20,551
Change in insurance claims and policyholder liabilities	3,395	(9,856)
Change in taxes receivable and payable	4,067	317
Other, net	3,768	2,525
Net cash provided by (used for) operating activities	839,571	(394,195)
Cash Flows from Investing Activities Finance receivables originated or purchased	(4,477,477)	(4,488,073)
Principal collections on finance receivables	3,885,086	3,923,458
Net cash acquired in acquisition of Ocean Finance and Mortgages Limited	21,651	-
Sale of finance receivables to AGFI subsidiary for securitization	-	509,617
Investment securities purchased	(96,791)	(135,278)
Investment securities called and sold	56,329	96,239
Investment securities matured	24,985	4,300
Change in notes receivable from parent	(14,568)	1,598
Change in premiums on finance receivables purchased and deferred charges	8,515	(447)
Other, net	(9,481)	(12,445)
Net cash used for investing activities	(601,751)	(101,031)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	1,566,811	499,488
Repayment of long-term debt	(2,432,175)	(1,207,345)
Change in short-term debt	689,228	1,373,878
Capital contribution from parent	72,000	-
Dividends paid	(140,005)	(185,114)
Net cash (used for) provided by financing activities	(244,141)	480,907
Effect of exchange rate changes	65	-
Decrease in cash and cash equivalents	(6,256)	(14,319)
Cash and cash equivalents at beginning of period	225,072	183,513
Cash and cash equivalents at end of period	$ 218,816	$ 169,194

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006
Net income	$ 41,476	$117,592	$ 19,555	$243,413
Other comprehensive loss: Net unrealized (losses) gains on: Investment securities	(28,013)	(21,992)	(26,648)	(50,194)
Swap agreements	(16,901)	2,923	(21,272)	7,707
Foreign currency translation adjustments	1,253	-	1,596	-
Retirement plan liabilities adjustment	-	-	-	(2,516)
Income tax effect: Net unrealized losses (gains) on: Investment securities	9,804	7,697	9,326	17,568
Swap agreements	5,915	(1,022)	7,445	(2,697)
Retirement plan liabilities adjustment	-	-	-	981
Other comprehensive loss, net of tax, before reclassification adjustments	(27,942)	(12,394)	(29,553)	(29,151)
Reclassification adjustments for realized losses included in net income: Investment securities	1,614	564	2,301	1,550
Swap agreements	597	1,241	1,195	2,482
Income tax effect: Investment securities	(564)	(198)	(805)	(543)
Swap agreements	(209)	(435)	(418)	(869)
Reclassification adjustments included in net income, net of tax	1,438	1,172	2,273	2,620
Other comprehensive loss, net of tax	(26,504)	(11,222)	(27,280)	(26,531)
Comprehensive income (loss)	$ 14,972	$106,370	$ (7,725)	$216,882

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

Note 1.  Basis of Presentation

American General Finance Corporation will be referred to as “AGFC” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company”, “we”, or “our”. AGFC is a wholly owned subsidiary of American General Finance, Inc. (AGFI). Effective June 29, 2007, AGFI became a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of American International Group, Inc. (AIG). AIG Capital Corporation holds full or majority interests in other AIG financial services affiliates, including International Lease Finance Corporation, AIG Consumer Finance Group, Inc., and AIG Equipment Finance Holdings, Inc. AGFI continues to be an indirect wholly owned subsidiary of AIG.

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

Note 2.  Acquisition

Effective January 2, 2007, we acquired Ocean Finance and Mortgages Limited (Ocean), which is headquartered in Staffordshire, England. As a finance broker in the United Kingdom, Ocean currently offers home owner loans, mortgages, and refinancings. At the effective date, the purchase price (a portion in the form of a note payable and the remainder as a liability) was $251.0 million, consisting of $60.6 million for net assets and $190.4 million for intangibles. The majority of the tangible assets we acquired were real estate loans owned by Ocean and fixed assets, including a building, furniture and fixtures, automobiles, and computer software. We initially recorded $110.7 million of the intangibles as goodwill and $79.7 million as other intangibles, pending an independent valuation. The other intangibles we acquired included trade names, non-compete agreements, lender panel (group of lenders for whom Ocean performs loan origination services), and customer relationships. In second quarter 2007, we received an independent valuation of the intangibles and tangible assets acquired. Based upon this valuation and updated estimates of future additional consideration, we adjusted the purchase price to $245.7 million, consisting of $71.2 million for net assets acquired, $68.7 million for goodwill, and $105.8 million for other intangibles. Additional consideration may be paid in the future based upon Ocean’s future earnings.

We included Ocean’s operating results in our financial statements beginning January 2, 2007, the effective date of the acquisition.

Note 3.  Additional Significant Accounting Policies Resulting from Ocean Acquisition

Loan Brokerage Fees Revenue Recognition

We recognize the following as loan brokerage fees revenue:

•

commissions from lenders for loans brokered to them;

•

fees from customers to process their loans; and

•

fees from other credit originators for customer referrals.

We recognize these commissions and fees in loan brokerage fees revenues when earned.

Foreign Currency Translation

The functional currency of our operations in the United Kingdom is the local currency, the British Pound. We translate financial statement amounts expressed in British pounds into U.S. dollars using Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”. We translate functional currency assets and liabilities into U.S. dollars using exchange rates prevailing at the balance sheet date. We translate revenues and expenses using monthly average exchange rates for the period. We record the translation adjustments, net of tax, as a separate component of other comprehensive income, which we include in stockholder’s equity.

Note 4.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. Our adoption of FIN 48 on January 1, 2007, did not require an adjustment to the liability for unrecognized tax benefits. Excluding interest and penalties, the total amount of our unrecognized tax benefit at January 1, 2007, and June 30, 2007, was $5 million, all of which would affect the effective tax rate if recognized. We had accrued $3.6 million at January 1, 2007, and $3.7 million at June 30, 2007, for the payment of interest (net of the federal benefit) and penalties. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

AGFC and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return with AIG. The Internal Revenue Service (IRS) has completed examinations of AIG’s tax returns through 1996. The IRS has also completed examinations of AGFI’s former direct parent company’s tax returns through 1999. Although a Revenue Agent’s Report has not yet been issued for the years ended December 31, 2000, 2001, or 2002, AIG has received a notice of proposed adjustment for certain items during that period from the IRS. The portion of proposed adjustments attributable to AGFC was immaterial.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective January 1, 2008. We are currently assessing the effect of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 will be effective January 1, 2008. We are currently assessing the effect of implementing this guidance, which depends on the nature and extent of items we elect to measure at fair value, upon initial application of the standard on January 1, 2008.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

June 30, 2007	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,468,201	$4,007,893	$2,103,255	$24,579,349
Unearned finance charges and points and fees	(178,806)	(419,674)	(204,336)	(802,816)
Accrued finance charges	116,065	44,399	37,746	198,210
Deferred origination costs	26,899	39,541	-	66,440
Premiums, net of discounts	42,865	371	(625)	42,611
Total	$18,475,224	$3,672,530	$1,936,040	$24,083,794

December 31, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,152,821	$3,798,342	$2,026,143	$23,977,306
Unearned finance charges and points and fees	(169,910)	(413,788)	(200,340)	(784,038)
Accrued finance charges	121,403	45,633	33,589	200,625
Deferred origination costs	27,584	38,255	-	65,839
Premiums, net of discounts	47,746	489	(995)	47,240
Total	$18,179,644	$3,468,931	$1,858,397	$23,506,972

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate, (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $5.8 billion at June 30, 2007, and $5.2 billion at December 31, 2006. Our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$477,959	$494,475	$479,908	$513,972
Provision for finance receivable losses	83,885	49,262	140,345	81,254
Charge-offs	(74,008)	(63,381)	(145,606)	(133,906)
Recoveries	12,358	12,551	25,547	31,587
Balance at end of period	$500,194	$492,907	$500,194	$492,907

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

While all of our interest rate, cross currency, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At June 30, 2007, equity-indexed debt was immaterial.

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

We record the effective portion of the changes in the fair value of a derivative that is highly effective and that we designate and qualifies as a cash flow hedge, in accumulated other comprehensive income, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We record the effective portion of the changes in the fair value of a derivative that is highly effective and that we designate and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, in current period earnings in other revenues. We record changes in the fair value of a derivative that does not qualify as either a cash flow or fair value hedge and changes in the fair value of hedging instruments measured as ineffectiveness in current period earnings in other revenues.

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link all derivatives that we designate as cash flow or fair value hedges to specific assets and liabilities on the balance sheet. For certain types of hedge relationships meeting specific criteria, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings. At June 30, 2007, certain of AGFC’s cash flow and fair value hedges which qualified for hedge accounting treatment qualified under this method. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on a regular basis, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period.

We discontinue hedge accounting prospectively when:

•

the derivative is no longer effective in offsetting changes in the cash flows or fair value of a hedged item;

•

we sell, terminate, or exercise the derivative and/or the hedged item or they expire; or

•

we change our objectives or strategies and designating the derivative as a hedging instrument is no longer appropriate.

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level yield method. For cash flow hedges that are discontinued for reasons other than the forecasted transaction is not probable of occurring, we begin reclassifying the accumulated other comprehensive income adjustment to earnings when earnings are affected by the hedged item. There was no discontinuance of qualified hedge relationships during the first six months of 2007.

During the three and six months ended June 30, 2007, we recognized a net loss of $2,000 in other revenues related to the ineffective portion of our fair value hedging instruments. There were no amounts recognized in 2006. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized a gain related to ineffectiveness of $0.4 million for the three and six months ended June 30, 2007, in other revenues. There were no amounts recognized in 2006. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

At June 30, 2007, we expect $4.9 million of the deferred net gain on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the 12 months ending June 30, 2008. For the three and six months ended June 30, 2007, there were no instances in which we reclassified amounts from other comprehensive income to earnings as a result of a discontinuance of a cash flow hedge, because it was probable the original forecasted transaction would not occur at the end of the specified time period.

Note 8.  Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income were as follows:

	June 30,	December 31,
(dollars in thousands)	2007	2006
Net unrealized (losses) gains on: Swap agreements	$(3,717)	$ 9,333
Investment securities	2,174	18,000
Retirement plan liabilities adjustment	(2,873)	(2,873)
Foreign currency translation adjustments	1,596	-
Accumulated other comprehensive (loss) income	$(2,820)	$24,460

Note 9.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities for the acquisition of Ocean was as follows:

Six Months Ended June 30,	2007
(dollars in thousands)
Fair value of assets acquired	$308,525
Net cash acquired in acquisition	21,651
Liabilities assumed	(87,421)
Note payable and remaining other liabilities	$242,755

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

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also offer non-credit insurance products. In addition, we monitor our finance receivables to ensure that the collateral is adequately protected, and if it is not adequately protected, we place insurance to cover the collateral.

The following tables display information about the Company’s segments as well as reconciliations to the condensed consolidated financial statement amounts.

Three Months Ended June 30, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$480,304	$ 166,587	$ -	$ (2,273)	$(19,119)	$625,499
Insurance	290	-	39,528	2,000	-	41,818
Other	(3,004)	(23,823)	23,961	36,444	(1,614)	31,964
Intercompany	19,173	432	(15,609)	(3,996)	-	-
Pretax income (loss)	108,506	(55,012)	24,275	(14,342)	755	64,182

Three Months Ended June 30, 2006	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$453,542	$180,069	$ -	$(10,933)	$(19,979)	$602,699
Insurance	-	-	38,208	-	-	38,208
Other	(3,178)	65,980	23,025	6,799	(563)	92,063
Intercompany	18,931	469	(15,675)	(3,725)	-	-
Pretax income (loss)	119,760	41,205	24,131	(5,801)	1,969	181,264

Six Months Ended June 30, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$952,287	$ 336,839	$ -	$ (6,050)	$(38,452)	$1,244,624
Insurance	290	-	78,687	4,288	-	83,265
Other	(8,515)	(109,829)	48,614	33,070	(2,301)	(38,961)
Intercompany	38,314	912	(31,306)	(7,920)	-	-
Pretax income (loss)	230,320	(204,155)	48,185	(59,014)	1,978	17,314

Six Months Ended June 30, 2006	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$897,599	$358,964	$ -	$(24,813)	$(40,880)	$1,190,870
Insurance	-	-	77,315	-	-	77,315
Other	(8,501)	122,177	48,688	25,649	(1,549)	186,464
Intercompany	37,700	1,004	(31,056)	(7,648)	-	-
Pretax income (loss)	259,716	83,425	50,126	(13,580)	881	380,568

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

Note 11.  Provision (Credit) for Income Taxes

In first quarter 2007, we recognized a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million.

Note 12.  Supervisory Agreement

As disclosed in AGFC’s Current Report on Form 8-K dated June 7, 2007, AIG Bank, WFI, and AGFI entered into a Supervisory Agreement with the Office of Thrift Supervision (OTS) on June 7, 2007. The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank by WFI pursuant to a mortgage services agreement between WFI and AIG Bank. The services agreement was terminated in February 2006.

Pursuant to the terms of the Supervisory Agreement, AIG Bank, WFI, and AGFI will implement a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. The Supervisory Agreement also requires that we engage the services of an external consultant to monitor, evaluate, and periodically report to the OTS on our compliance with the remediation program. The Supervisory Agreement will remain in effect until terminated, modified or suspended in writing by the OTS. Failure to comply with the terms of the Agreement could result in the initiation of formal enforcement action by the OTS.

AIG Bank, WFI, and AGFI have also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the remediation program may differ from this estimate. Also in second quarter 2007, AIG contributed capital to AGFI totaling $76 million to support AGFI’s leverage at its targeted level as of June 30, 2007. AGFI then contributed $72 million to AGFC to support AGFC’s leverage target.

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

The Company’s management is responsible for establishing and maintaining an effective system of internal control over financial reporting. We established this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. Also, AIG’s Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We do not allow loans to executive officers. The aforementioned system includes a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to the Senior Vice President and Director of Internal Audit of AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company’s management, AIG’s management, and AIG’s internal audit department. We take prompt action to correct control deficiencies and improve the system.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables and real estate loans held for sale.

June 30,	2007		2006
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$17,816.3	68%	$17,581.5	68%
Short-term debt	5,321.3	20	4,865.9	19
Total debt	23,137.6	88	22,447.4	87
Equity	3,212.0	12	3,212.5	13
Total capital	$26,349.6	100%	$25,659.9	100%
Net finance receivables	$24,083.8		$23,321.3
Real estate loans held for sale	$ 604.9		$ 922.9

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. AGFC obtains most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At June 30, 2007, short-term debt included $4.4 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At June 30, 2007, short-term debt included $677.7 million of extendible commercial notes.

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

From 2001 through 2006, we targeted our leverage to be a ratio of 7.5 to 1 of debt to tangible equity, where tangible equity equaled total shareholder’s equity less goodwill and accumulated other comprehensive income. Beginning in the first quarter of 2007, we changed our method of measuring target leverage primarily to accommodate AGFC’s issuance of $350.0 million aggregate principal amount of 60-year junior subordinated debentures (“hybrid debt”) following our acquisition of Ocean in January 2007. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGFC in a Rule 144A/Regulation S offering. AGFC can redeem the debentures at par beginning in January 2017. Based upon the terms of these junior subordinated debentures, credit rating agencies have acknowledged that until January 2017, at least 75% of such hybrid debt will be afforded equity treatment in their measurement of AGFC’s leverage. Accordingly, management uses this measurement in the preparation of presentations for its rating agencies.

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 7.5 to 1 of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangibles, and accumulated other comprehensive income. Based on this definition, our adjusted tangible leverage at June 30, 2007, was 7.49x compared to 7.57x at June 30, 2006, and 7.59x at December 31, 2006.

Reconciliations of total debt to adjusted debt were as follows:

	June 30,	June 30,	December 31,
(dollars in millions)	2007	2006	2006
Total debt	$23,137.6	$22,447.4	$22,958.3
75% of hybrid debt	(259.3)	-	-
Adjusted debt	$22,878.3	$22,447.4	$22,958.3

Reconciliations of equity to adjusted tangible equity were as follows:

	June 30,	June 30,	December 31,
(dollars in millions)	2007	2006	2006
Equity	$3,212.0	$3,212.5	$3,287.7
75% of hybrid debt	259.3	-	-
Goodwill	(303.4)	(220.4)	(220.4)
Other intangibles	(117.8)	(21.1)	(18.6)
Accumulated other comprehensive loss (income)	2.8	(6.3)	(24.5)
Adjusted tangible equity	$3,052.9	$2,964.7	$3,024.2

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC does not guarantee any borrowings of AGFI.

At June 30, 2007, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at June 30, 2007. There were no amounts outstanding under these committed credit facilities at June 30, 2007 or 2006. On July 12, 2007, we resyndicated the 364-day facility and increased the amount to $2.625 billion for another term of 364 days.

At June 30, 2007, AGFC and certain of its subsidiaries also had uncommitted credit facilities of $396.0 million, which included credit facilities to support the operations of Ocean. Portions of these uncommitted facilities were shared with AGFI and could be increased depending upon lender ability to participate its loans under these facilities. Outstanding borrowings under these uncommitted credit facilities totaled $64.2 million at June 30, 2007. There were no amounts outstanding under the uncommitted credit facility at June 30, 2006.

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

Principal sources and uses of cash were as follows:

Six Months Ended June 30,
(dollars in millions)	2007	2006
Principal sources of cash: Operations	$839.6	$ -
Capital contributions	72.0	-
Net issuances of debt	-	666.0
Sale of finance receivables to AGFI subsidiary for securitization	-	509.6
Total	$911.6	$1,175.6
Principal uses of cash: Net originations and purchases of finance receivables	$592.4	$ 564.6
Net repayment of debt	176.1	-
Dividends paid	140.0	185.1
Operations	-	394.2
Total	$908.5	$1,143.9

We believe that consistent execution of our business strategies should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of an inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At June 30, 2007, that percentage was 19% compared to 20% at June 30, 2006.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 2007, we had $4.253 billion of committed bank credit facilities.

•

At June 30, 2007, AGFC had the corporate authority to issue up to $12.2 billion of senior long-term debt securities registered under the Securities Act of 1933 using AGFC’s effective shelf registration statements.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or sell for securitizations, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $7.8 billion in the twelve months ended June 30, 2007. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during this period, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

SEGMENTS

See Note 10 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

The following statistics are derived from the Company’s segment reporting presented to management on an operating basis (a non-GAAP financial measure). We believe the following segment statistics presented on an operating basis are relevant to the reader because they are used by management to analyze and evaluate the performance of our business segments. We exclude the effect of items included in “All Other” and “Adjustments” from our operating basis. “All Other” includes finance receivables and finance charges that are not identified as part of our business segments. “Adjustments” includes the effect of deferred origination costs on finance receivables and finance charges that are not under the control of the business segments and are not included in management’s evaluation of the overall results of each business segment. We exclude these amounts from our operating segment statistics to provide meaningful information to the reader regarding our contractual yields on each segment’s loan portfolio.

Selected statistics for business segments were as follows:

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Net finance receivables: Operating: Branch real estate loans			$ 7,982.2	$ 7,571.6
Centralized real estate			10,796.9	11,393.3
Non-real estate loans			3,633.5	3,244.9
Retail sales finance			1,939.1	1,587.3
Total segment operating net finance receivables			24,351.7	23,797.1
All other			(334.3)	(539.1)
Adjustments			66.4	63.3
GAAP net finance receivables			$24,083.8	$23,321.3
Yield: Operating: Branch real estate loans	11.30%	11.85%	11.39%	11.48%
Centralized real estate	6.21	6.33	6.30	6.33
Non-real estate loans	22.60	23.06	22.74	23.19
Retail sales finance	11.59	12.15	11.65	12.25
Total segment operating yield	10.72	10.72	10.78	10.60
All other effect on yield	0.13	0.08	0.13	0.18
Adjustments effect on yield	(0.33)	(0.36)	(0.34)	(0.38)
GAAP total yield	10.52	10.44	10.57	10.40
Charge-off ratio: Operating: Branch real estate loans	0.73%	0.56%	0.64%	0.56%
Centralized real estate	0.14	0.10	0.15	0.05
Non-real estate loans	3.73	3.65	3.85	3.91
Retail sales finance	2.13	1.79	2.02	1.96
Total segment operating charge-off ratio	1.02	0.83	0.99	0.85
All other effect on charge-off ratio	0.02	0.05	0.02	0.04
Adjustments effect on charge-off ratio	-	-	-	-
GAAP total charge-off ratio	1.04	0.88	1.01	0.89
Delinquency ratio: Operating: Branch real estate loans			2.85%	2.62%
Centralized real estate			1.25	0.65
Non-real estate loans			3.52	3.40
Retail sales finance			1.68	1.55
Total segment operating delinquency ratio			2.17	1.74
All other effect on delinquency ratio			0.05	0.04
GAAP total delinquency ratio			2.22	1.78

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Net income	$ 41.5	$117.6	$ 19.6	$243.4
Amount change	$(76.1)	$ (7.4)	$(223.8)	$(25.1)
Percent change	(65)%	(6)%	(92)%	(9)%
Return on average assets	0.61%	1.78%	0.14%	1.87%
Return on average equity	5.25%	14.58%	1.21%	15.10%
Ratio of earnings to fixed charges	1.21x	1.64x	1.03x	1.70x

Net income for the three and six months ended June 30, 2007, includes accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Real estate loans	$ 385.5	$ 389.9	$ 771.1	$ 771.7
Non-real estate loans	185.7	168.3	366.1	333.9
Retail sales finance	54.3	44.5	107.4	85.3
Total	$ 625.5	$ 602.7	$ 1,244.6	$ 1,190.9
Amount change	$ 22.8	$ 40.0	$ 53.7	$ 96.9
Percent change	4%	7%	5%	9%
Average net receivables	$23,839.4	$23,158.2	$23,717.7	$23,056.2
Yield	10.52%	10.44%	10.57%	10.40%

Finance charges increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Increase in average net receivables	$21.1	$31.9	$40.1	$91.1
Change in yield	1.7	8.1	13.6	5.8
Total	$22.8	$40.0	$53.7	$96.9

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,357.5	$ (59.9)	$18,417.4	$ 906.1
Non-real estate loans	3,600.8	384.8	3,216.0	198.5
Retail sales finance	1,881.1	356.3	1,524.8	217.2
Total	$23,839.4	$681.2	$23,158.2	$1,321.8
Percent change		3%		6%

Six Months Ended June 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,300.7	$ (53.8)	$18,354.5	$1,509.4
Non-real estate loans	3,544.7	358.8	3,185.9	190.7
Retail sales finance	1,872.3	356.5	1,515.8	200.9
Total	$23,717.7	$661.5	$23,056.2	$1,901.0
Percent change		3%		9%

The slower U.S. housing market and higher interest rates on most long-term, fixed-rate real estate loans resulted in lower levels of originations of real estate loans for the three and six months ended June 30, 2007, when compared to the same periods in 2006. This environment also resulted in an increase in non-real estate loan average net receivables as customers preferred to take out non-real estate loans rather than refinance their real estate loans at higher rates. Retail sales finance average net receivables increased due to marketing efforts that added new retail merchants.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2007		2006
	Yield	Change	Yield	Change
Real estate loans	8.42%	(7) bp	8.49%	16 bp
Non-real estate loans	20.69	(28)	20.97	9
Retail sales finance	11.58	(12)	11.70	(116)
Total	10.52	8	10.44	11

Six Months Ended June 30,	2007		2006
	Yield	Change	Yield	Change
Real estate loans	8.50%	2 bp	8.48%	15 bp
Non-real estate loans	20.76	(30)	21.06	6
Retail sales finance	11.55	22	11.33	(164)
Total	10.57	17	10.40	(2)

Yield increased for the three and six months ended June 30, 2007, when compared to the same periods in 2006 reflecting a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans. Branch business segment real estate loans are generally higher yielding, but also generally have lower credit quality than centralized real estate business segment real estate loans. Non-real estate loan yield decreased for the three and six months ended June 30, 2007, when compared to the same periods in 2006 as we originated new loans at lower rates based on market conditions. Retail sales finance yield increased for the six months ended June 30, 2007, when compared to the same period in 2006 as the change in the mix to longer term promotional products stabilized.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Net gain on sales of real estate loans held for sale	$ 19.0	$41.1	$67.6	$49.4
Provision for warranty reserve	(14.2)	(2.8)	(45.3)	(9.2)
Interest income on real estate loans held for sale	15.1	23.2	39.4	26.9
Total	$ 19.9	$61.5	$61.7	$67.1
Amount change	$(41.6)	$59.6	$(5.4)	$61.6
Percent change	(68)%	N/M*	(8)%	N/M*

* Not meaningful

Mortgage banking revenues decreased for the three months ended June 30, 2007, when compared to the same period in 2006 reflecting a decrease in originations of real estate loans held for sale primarily due to the slower U.S. housing market and higher interest rates on most long-term, fixed rate real estate loans. The decrease in mortgage banking revenues for the three months ended June 30, 2007, when compared to the same period in 2006 also reflected an increase in provision for warranty reserve which covers costs associated with buybacks from investors of mortgage loans that incur certain borrower defaults. Mortgage banking revenues decreased for the six months ended June 30, 2007, when compared to the same period in 2006 reflecting an increase in provision for warranty reserve, partially offset by the termination of the mortgage services agreements with AIG Bank in first quarter 2006 and the resulting increase in originations of real estate loans held for sale using our own state licenses.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Earned premiums	$39.6	$38.0	$78.6	$76.9
Commissions	2.2	0.2	4.7	0.4
Total	$41.8	$38.2	$83.3	$77.3
Amount change	$ 3.6	$(2.6)	$ 6.0	$(6.0)
Percent change	9%	(6)%	8%	(7)%

Commissions increased for the three and six months ended June 30, 2007, when compared to the same periods in 2006 primarily due to our acquisition of Ocean in January 2007. Ocean receives commissions from the sale of various insurance products.

Investment Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Investment revenue	$21.0	$21.2	$43.5	$43.9
Amount change	$(0.2)	$(0.4)	$(0.4)	$ 1.4
Percent change	(1)%	(2)%	(1)%	3%

Investment revenue was affected by the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Average invested assets	$1,510.4	$1,425.6	$1,503.2	$1,419.8
Investment portfolio yield	5.86%	5.97%	5.97%	6.32%
Net realized losses on investments	$ (1.6)	$ (0.6)	$ (2.3)	$ (1.5)

Loan Brokerage Fees Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Loan brokerage fees revenues	$20.2	$ -	$43.2	$ -
Amount change	$20.2	$ -	$43.2	$ -
Percent change	N/A*	N/A*	N/A*	N/A*

* Not applicable

Loan brokerage fees revenues reflect the inclusion of Ocean operations in 2007 periods.

Net Service Fees from Affiliates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Net service fees from affiliates	$(49.1)	$ 4.7	$(176.6)	$ 55.9
Amount change	$(53.8)	$(74.7)	$(232.5)	$(83.5)
Percent change	N/M*	(94)%	N/M*	(60)%

* Not meaningful

Net service fees from affiliates decreased for the three and six months ended June 30, 2007, when compared to the same periods in 2006 reflecting accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

The decrease in net service fees from affiliates for the six months ended June 30, 2007, when compared to the same period in 2006 also reflected the decrease in AIG Bank’s origination and sale of real estate loans held for sale using our mortgage origination services following the termination of the mortgage services agreements with AIG Bank in first quarter 2006.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Fair value adjustments of derivatives	$12.4	$ 136.6	$ 15.1	$ 187.4
Foreign exchange gain (loss) on foreign currency denominated debt	2.2	(137.5)	(36.7)	(191.1)
Interest revenue – notes receivable from AGFI	6.9	6.2	13.5	18.2
Writedowns on real estate owned	(2.7)	(2.0)	(5.4)	(4.7)
Net recovery on sales of real estate owned	0.5	1.1	0.6	1.8
Other	0.6	0.2	2.1	7.9
Total	$19.9	$ 4.6	$(10.8)	$ 19.5
Amount change	$15.3	$ 7.6	$(30.3)	$ (20.0)
Percent change	331%	252%	(155)%	(51)%

Other revenues increased for the three months ended June 30, 2007, when compared to the same period in 2006 primarily due to positive variances in foreign exchange gain (loss) on foreign currency denominated debt, partially offset by negative variances arising from fair value adjustments of derivatives. These variances primarily occurred prior to our hedge accounting designation effective June 2007.

Other revenues decreased for the six months ended June 30, 2007, when compared to the same period in 2006 primarily due to negative variances arising from the fair value adjustments of derivatives that were not fully offset by positive variances in foreign exchange losses on foreign currency denominated debt. These variances primarily occurred prior to our hedge accounting designation effective June 2007. The decrease in other revenues for the six months ended June 30, 2007, when compared to the same period in 2006 also reflected lower interest revenue on notes receivable from AGFI.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Long-term debt	$ 230.6	$ 216.5	$ 478.8	$ 429.3
Short-term debt	65.9	62.8	115.4	104.1
Total	$ 296.5	$ 279.3	$ 594.2	$ 533.4
Amount change	$ 17.2	$ 70.9	$ 60.8	$ 134.5
Percent change	6%	34%	11%	34%
Average borrowings	$22,713.5	$22,286.8	$22,805.6	$21,858.4
Interest expense rate	5.22%	5.01%	5.21%	4.88%

Interest expense increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Increase in interest expense rate	$11.5	$48.9	$37.7	$ 85.7
Increase in average borrowings	5.7	22.0	23.1	48.8
Total	$17.2	$70.9	$60.8	$134.5

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,804.2	$517.1	$17,287.1	$1,650.0
Short-term debt	4,909.3	(90.4)	4,999.7	487.6
Total	$22,713.5	$426.7	$22,286.8	$2,137.6
Percent change		2%		11%

Six Months Ended June 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$18,501.6	$966.0	$17,535.6	$2,406.7
Short-term debt	4,304.0	(18.8)	4,322.8	(20.7)
Total	$22,805.6	$947.2	$21,858.4	$2,386.0
Percent change		4%		12%

AGFC issued $4.2 billion of long-term debt during the twelve months ended June 30, 2007. We used the proceeds of these long-term debt issuances to support growth in finance receivables and to refinance maturing debt.

Interest expense rate by type and changes in interest expense rate in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2007		2006
	Rate	Change	Rate	Change
Long-term debt	5.17%	18 bp	4.99%	67 bp
Short-term debt	5.39	34	5.05	157
Total	5.22	21	5.01	88

Six Months Ended June 30,	2007		2006
	Rate	Change	Rate	Change
Long-term debt	5.17%	28 bp	4.89%	57 bp
Short-term debt	5.34	47	4.87	159
Total	5.21	33	4.88	79

Market interest rates have risen significantly since mid-2004. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Salaries and benefits	$140.0	$139.4	$289.9	$283.6
Other	98.5	69.5	214.5	145.7
Total	$238.5	$208.9	$504.4	$429.3
Amount change	$ 29.6	$ (1.3)	$ 75.1	$ 15.0
Percent change	14%	(1)%	17%	4%
Operating expenses as a percentage of average net receivables	4.00%	3.61%	4.25%	3.72%

Operating expenses increased for the three and six months ended June 30, 2007, when compared to the same periods in 2006 primarily due to the inclusion of Ocean operations during 2007 and growth in our branch business segment. The increase in other operating expenses for the six months ended June 30, 2007, also reflected additional amounts recorded relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Provision for finance receivable losses	$83.9	$ 49.3	$140.3	$ 81.3
Amount change	$34.6	$(20.2)	$ 59.0	$(51.4)
Percent change	70%	(29)%	73%	(39)%
Net charge-offs	$ 61.7	$ 50.8	$120.1	$102.3
Charge-off ratio	1.04%	0.88%	1.01%	0.89%
Charge-off coverage	2.03x	2.42x	2.08x	2.41x
60 day+ delinquency			$544.9	$422.7
Delinquency ratio			2.22%	1.78%
Allowance for finance receivable losses			$500.2	$492.9
Allowance ratio			2.08%	2.11%

Provision for finance receivable losses increased for the three months ended June 30, 2007, when compared to the same period in 2006 primarily due to an addition to the allowance for finance receivable losses of $22.2 million in second quarter 2007 and higher net charge-offs. Provision for finance receivable losses increased for the six months ended June 30, 2007, when compared to the same period in 2006 primarily due to a reduction to the allowance for finance receivable losses of $21.1 million during 2006 in response to the improving economy during that period, compared to a net addition to the allowance for finance receivable losses of $20.3 million during 2007 and higher net charge-offs. The increase in provision for finance receivable losses for the six months ended June 30, 2007, when compared to the same period in 2006 also reflected $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$19.0	$ 4.0	$15.0	$ 1.4
Non-real estate loans	32.9	4.0	28.9	(7.9)
Retail sales finance	9.8	2.9	6.9	(1.0)
Total	$61.7	$10.9	$50.8	$(7.5)

Six Months Ended June 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 34.5	$ 8.3	$ 26.2	$ (1.6)
Non-real estate loans	66.9	5.6	61.3	(15.7)
Retail sales finance	18.7	3.9	14.8	(1.7)
Total	$120.1	$17.8	$102.3	$(19.0)

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2007		2006
	Ratio	Change	Ratio	Change
Real estate loans	0.41%	8 bp	0.33%	1 bp
Non-real estate loans	3.67	5	3.62	(129)
Retail sales finance	2.11	29	1.82	(59)
Total	1.04	16	0.88	(20)

Six Months Ended June 30,	2007		2006
	Ratio	Change	Ratio	Change
Real estate loans	0.38%	9 bp	0.29%	(4) bp
Non-real estate loans	3.79	(7)	3.86	(130)
Retail sales finance	2.01	5	1.96	(54)
Total	1.01	12	0.89	(27)

Total charge-off ratio increased for the three and six months ended June 30, 2007, when compared to the same periods in 2006 primarily due to the maturation of the real estate loan portfolio and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates. The increase in charge-off ratio for the six months ended June 30, 2007, when compared to the same period in 2006 also reflected $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

June 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$368.2	$ 95.1	$273.1	$ 16.6
Non-real estate loans	141.1	18.6	122.5	(12.6)
Retail sales finance	35.6	8.5	27.1	(0.9)
Total	$544.9	$122.2	$422.7	$ 3.1

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

June 30,	2007		2006
	Ratio	Change	Ratio	Change
Real estate loans	1.99%	51 bp	1.48%	5 bp
Non-real estate loans	3.52	12	3.40	(60)
Retail sales finance	1.69	13	1.56	(37)
Total	2.22	44	1.78	(6)

The delinquency ratio at June 30, 2007, increased when compared to June 30, 2006, primarily due to the maturation of the real estate loan portfolio and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at June 30, 2007, when compared to June 30, 2006, was primarily due to an increase to the allowance for finance receivable losses through the provision for finance receivable losses in second quarter 2007 in response to our higher levels of real estate loan delinquency. This increase was partially offset by decreases to the allowance for finance receivable losses through the provision for finance receivable losses reflecting our quarterly evaluations of our loss exposure relating to Hurricane Katrina during 2007 and throughout 2006. In third quarter 2005, we added $56.8 million to our allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $2.6 million during 2007 and $35.2 million during the last half of 2006 to reflect our current loss exposure.

The allowance ratio at June 30, 2007, decreased when compared to June 30, 2006, primarily due to growth in non-real estate loans and retail sales finance receivables during the twelve months ended June 30, 2007.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three and six months ended June 30, 2007, when compared to the same periods in 2006 primarily due to higher net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Claims incurred	$16.2	$15.3	$32.8	$32.5
Change in benefit reserves	-	(1.0)	(0.1)	(2.4)
Total	$16.2	$14.3	$32.7	$30.1
Amount change	$ 1.9	$(1.7)	$ 2.6	$(3.0)
Percent change	13%	(10)%	9%	(9)%

Insurance losses and loss adjustment expenses increased for the three and six months ended June 30, 2007, when compared to the same periods in 2006 primarily due to an increase in benefit reserves for ordinary policies and higher claims incurred.

Provision (Credit) for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006
Provision (credit) for income taxes	$ 22.7	$ 63.7	$ (2.2)	$137.2
Amount change	$ (41.0)	$ (10.6)	$(139.4)	$ (19.5)
Percent change	(64)%	(14)%	(102)%	(12)%
Pretax income	$ 64.2	$181.3	$ 17.3	$380.6
Effective income tax rate	35.38%	35.13%	(12.94)%	36.04%

Pretax income for the three and six months ended June 30, 2007, reflected accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

The effective income tax rate for the six months ended June 30, 2007, reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 36% of our borrowings at June 30, 2007, compared to 40% at June 30, 2006. Approximately $626.6 million of our floating-rate debt at June 30, 2007, was attributed to funding real estate loans held for sale. Adjustable-rate net finance receivables represented 5% of our net finance receivables at June 30, 2007, compared to 8% at June 30, 2006.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

Recent developments affecting the mortgage loan and U.S. residential real estate markets could adversely affect our business.

The non-prime or sub-prime mortgage loan market has been the subject of recent negative attention and has been, and may in the future become, subject to increased or changing regulation. Market developments and regulatory changes could limit our business growth opportunities and could increase our cost of borrowing through the capital markets. Any increased or changing regulation could also require us to devote additional resources to comply with that regulation. Further, the recent downturn in the U.S. residential real estate market may adversely affect our results of operations. In many cases, the decrease in property values accompanying the market downturn has put pressure on borrowers by reducing their ability to refinance their mortgages. Defaults by borrowers could cause losses, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage the adoption of increased regulation. Any sustained period of significantly increased costs, delinquencies or losses could adversely affect our results of operations.

For a discussion of additional risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A of AGFC’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 38 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	August 8, 2007	By	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

12

Computation of Ratio of Earnings to Fixed Charges

31.1

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance Corporation

31.2

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance Corporation

32

Section 1350 Certifications