Form 10-Q
period 2007-09-30
AMERICAN GENERAL FINANCE CORP
filed 2007-11-08
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-06155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At November 8, 2007, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Revenues Finance charges	$638,018	$615,149	$1,882,642	$1,806,019
Mortgage banking	9,585	78,091	71,330	145,212
Insurance	42,774	38,253	126,039	115,568
Investment	23,519	22,854	66,983	66,797
Loan brokerage fees	18,820	-	62,010	-
Net service fees from affiliates	883	690	(175,700)	56,554
Other	1,605	(55,231)	(9,172)	(35,695)
Total revenues	735,204	699,806	2,024,132	2,154,455
Expenses Interest expense	303,014	292,614	897,207	825,987
Operating expenses: Salaries and benefits	134,206	134,920	424,063	418,517
Other operating expenses	105,365	75,879	319,863	221,630
Provision for finance receivable losses	97,827	37,755	238,172	119,009
Insurance losses and loss adjustment expenses	16,070	12,942	48,791	43,048
Total expenses	656,482	554,110	1,928,096	1,628,191
Income before provision for income taxes	78,722	145,696	96,036	526,264
Provision for Income Taxes	24,991	47,933	22,750	185,088
Net Income	$ 53,731	$ 97,763	$ 73,286	$ 341,176

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands)	2007	2006
Assets Net finance receivables: Real estate loans	$18,765,139	$18,179,644
Non-real estate loans	3,752,813	3,468,931
Retail sales finance	2,042,086	1,858,397
Net finance receivables	24,560,038	23,506,972
Allowance for finance receivable losses	(527,429)	(479,908)
Net finance receivables, less allowance for finance receivable losses	24,032,609	23,027,064
Real estate loans held for sale	404,589	1,121,579
Investment securities	1,392,691	1,376,892
Cash and cash equivalents	206,750	225,072
Notes receivable from parent	309,531	287,745
Other assets	1,827,761	1,174,050
Total assets	$28,173,931	$27,212,402
Liabilities and Shareholder’s Equity Long-term debt	$18,598,659	$18,585,636
Short-term debt	5,061,018	4,372,613
Insurance claims and policyholder liabilities	396,268	391,517
Other liabilities	884,802	563,124
Accrued taxes	14,527	11,785
Total liabilities	24,955,274	23,924,675
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	1,255,913	1,179,906
Accumulated other comprehensive (loss) income	(33,883)	24,460
Retained earnings	1,991,547	2,078,281
Total shareholder’s equity	3,218,657	3,287,727
Total liabilities and shareholder’s equity	$28,173,931	$27,212,402

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,
(dollars in thousands)	2007	2006
Cash Flows from Operating Activities Net income	$ 73,286	$ 341,176
Reconciling adjustments: Provision for finance receivable losses	238,172	119,009
Depreciation and amortization	115,682	103,522
Deferral of finance receivable origination costs	(55,700)	(56,401)
Deferred income tax benefit	(111,740)	(6,200)
Origination of real estate loans held for sale	(4,191,295)	(6,128,797)
Sales and principal collections of real estate loans held for sale	4,929,649	5,516,579
Net gain on sales of real estate loans held for sale	(83,727)	(111,345)
Provision for warranty reserve	62,363	16,883
Change in other assets and other liabilities	155,181	26,835
Change in insurance claims and policyholder liabilities	4,751	(11,451)
Change in taxes receivable and payable	5,180	1,697
Other, net	(5,452)	(7,134)
Net cash provided by (used for) operating activities	1,136,350	(195,627)
Cash Flows from Investing Activities Finance receivables originated or purchased	(6,748,685)	(6,641,158)
Principal collections on finance receivables	5,628,064	5,863,318
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	(125,025)	-
Sale of finance receivables held for investment to AGFI subsidiary for securitization	-	509,617
Investment securities purchased	(126,220)	(153,874)
Investment securities called and sold	64,514	115,316
Investment securities matured	26,665	5,125
Change in notes receivable from parent	(21,786)	(1,444)
Change in premiums on finance receivables purchased and deferred charges	(2,434)	(992)
Other, net	(8,336)	(19,204)
Net cash used for investing activities	(1,313,243)	(323,296)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	2,882,925	1,760,420
Repayment of long-term debt	(3,174,704)	(2,213,864)
Change in short-term debt	538,400	1,204,011
Capital contribution from parent	72,000	-
Dividends paid	(160,020)	(255,113)
Net cash provided by financing activities	158,601	495,454
Effect of exchange rate changes	(30)	-
Decrease in cash and cash equivalents	(18,322)	(23,469)
Cash and cash equivalents at beginning of period	225,072	183,513
Cash and cash equivalents at end of period	$ 206,750	$ 160,044

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Net income	$ 53,731	$ 97,763	$ 73,286	$341,176
Other comprehensive (loss) gain: Net unrealized (losses) gains on: Investment securities	10,199	39,426	(16,449)	(10,768)
Swap agreements	(58,045)	(11,028)	(79,317)	(3,321)
Foreign currency translation adjustments	1,154	-	2,750	-
Retirement plan liabilities adjustment	-	-	-	(2,516)
Income tax effect: Net unrealized losses (gains) on: Investment securities	(6,090)	(13,799)	3,236	3,769
Swap agreements	20,317	3,859	27,762	1,162
Retirement plan liabilities adjustment	-	-	-	981
Other comprehensive (loss) gain, net of tax, before reclassification adjustments	(32,465)	18,458	(62,018)	(10,693)
Reclassification adjustments for realized losses included in net income: Investment securities	1,561	158	3,862	1,708
Swap agreements	598	1,027	1,793	3,509
Income tax effect: Investment securities	(547)	(55)	(1,352)	(598)
Swap agreements	(210)	(359)	(628)	(1,228)
Reclassification adjustments included in net income, net of tax	1,402	771	3,675	3,391
Other comprehensive (loss) gain, net of tax	(31,063)	19,229	(58,343)	(7,302)
Comprehensive income	$ 22,668	$116,992	$ 14,943	$333,874

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

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

Note 2.  Acquisition

Effective January 2, 2007, we acquired Ocean Finance and Mortgages Limited (Ocean), which is headquartered in Staffordshire, England. As a finance broker in the United Kingdom, Ocean currently offers primarily home owner loans, mortgages, and refinancings. We accounted for this acquisition using purchase accounting, which dictates that the total consideration for a business must be allocated among the fair values of all the underlying assets and liabilities acquired.

At the effective date, the purchase price (a portion in the form of a note payable and the remainder as an other liability) was $251.0 million, consisting of $60.6 million for net assets and $190.4 million for intangibles. The majority of the tangible assets we acquired were real estate loans owned by Ocean and fixed assets, including a building, furniture and fixtures, automobiles, and computer software. We initially recorded $110.7 million of the intangibles as goodwill and $79.7 million as other intangibles. The other intangibles we acquired included trade names, non-compete agreements, lender panel (group of lenders for whom Ocean performs loan origination services), and customer relationships.

In second quarter 2007, we completed a valuation of the intangibles and tangible assets acquired. For the purpose of this valuation, fair value was defined as the amount at which an asset (or liability) could be bought (or sold) in a current transaction between willing parties. In our estimation of the fair values of Ocean’s assets, we relied upon variations of the valuation approaches described below:

•

Income approach - estimates fair value based on the present value of the cash flows that Ocean is expected to generate in the future;

•

Market approach - estimates fair value of an intangible based on arm’s-length exchange prices in actual transactions and on asking prices for comparable assets currently offered for sale; and

•

Cost approach - estimates fair value using the concept of replacement cost as an indicator of value.

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

Note 4.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. Our adoption of FIN 48 on January 1, 2007, did not require an adjustment to the liability for unrecognized tax benefits. Excluding interest and penalties, the total amount of our unrecognized tax benefit at January 1, 2007, and September 30, 2007, was $5 million, all of which would affect the effective tax rate if recognized. We had accrued $3.6 million at January 1, 2007, and $3.8 million at September 30, 2007, for the payment of interest (net of the federal benefit) and penalties. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We anticipate a $1.2 million reduction to the total amount of unrecognized tax benefits and a $0.5 million reduction for the payment of interest (net of the federal benefit) within the next twelve months due to the statute of limitations expiring.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurements. SFAS 157 will be effective January 1, 2008. We are currently assessing the effect, which is dependent on market conditions at the date of adoption, of implementing this guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the period in which the change occurs. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 will be effective January 1, 2008. We are currently assessing the effect of implementing this guidance, which depends on the nature and extent of items we elect to measure at fair value, upon initial application of the standard on January 1, 2008.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

September 30, 2007	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,756,687	$4,087,514	$2,209,507	$25,053,708
Unearned finance charges and points and fees	(188,692)	(421,947)	(206,679)	(817,318)
Accrued finance charges	123,454	46,845	39,825	210,124
Deferred origination costs	25,676	40,003	-	65,679
Premiums, net of discounts	48,014	398	(567)	47,845
Total	$18,765,139	$3,752,813	$2,042,086	$24,560,038

December 31, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,152,821	$3,798,342	$2,026,143	$23,977,306
Unearned finance charges and points and fees	(169,910)	(413,788)	(200,340)	(784,038)
Accrued finance charges	121,403	45,633	33,589	200,625
Deferred origination costs	27,584	38,255	-	65,839
Premiums, net of discounts	47,746	489	(995)	47,240
Total	$18,179,644	$3,468,931	$1,858,397	$23,506,972

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company), and the Company to their customers were $6.1 billion at September 30, 2007, and $5.2 billion at December 31, 2006. Our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$500,194	$492,907	$ 479,908	$513,972
Provision for finance receivable losses	97,827	37,755	238,172	119,009
Charge-offs	(82,275)	(66,234)	(227,881)	(200,140)
Recoveries	11,683	11,637	37,230	43,224
Balance at end of period	$527,429	$476,065	$ 527,429	$476,065

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

While all of our interest rate, cross currency, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At September 30, 2007, equity-indexed debt was immaterial.

We recognize all derivatives on our consolidated balance sheet at their fair value. We include derivatives in asset positions in other assets and those in liability positions in other liabilities. We record net unrealized gains and losses on derivatives in cash flows from operating activities on our consolidated statement of cash flows.

We designate each derivative as:

•

a hedge of the variability of cash flows that we will receive or pay in connection with a recognized asset or liability (a “cash flow” hedge);

•

a hedge of the fair value of a recognized asset or liability (a “fair value” hedge); or

•

a derivative that does not qualify as either a cash flow or fair value hedge.

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

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link all derivatives that we designate as cash flow or fair value hedges to specific assets and liabilities on the balance sheet. For certain types of hedge relationships meeting specific criteria, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings. At September 30, 2007, certain of AGFC’s cash flow and fair value hedges which qualified for hedge accounting treatment qualified under this method. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on a regular basis, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period.

We discontinue hedge accounting prospectively when:

•

the derivative is no longer effective in offsetting changes in the cash flows or fair value of a hedged item;

•

we sell, terminate, or exercise the derivative and/or the hedged item or they expire; or

•

we change our objectives or strategies and designating the derivative as a hedging instrument is no longer appropriate.

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level yield method. For cash flow hedges that are discontinued for reasons other than the forecasted transaction is not probable of occurring, we begin reclassifying the accumulated other comprehensive income adjustment to earnings when earnings are affected by the hedged item. There was no discontinuance of qualified hedge relationships during the first nine months of 2007.

During the three and nine months ended September 30, 2007, we recognized a net loss of $0.2 million in other revenues related to the ineffective portion of our fair value hedging instruments. There were no amounts recognized in 2006. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized a gain related to ineffectiveness of $2.1 million for the three months ended September 30, 2007, and $2.4 million for the nine months ended September 30, 2007, in other revenues. There were no amounts recognized in 2006. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

At September 30, 2007, we expect $15.2 million of the deferred net gain on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the 12 months ending September 30, 2008. For the three and nine months ended September 30, 2007, there were no instances in which we reclassified amounts from other comprehensive income to earnings as a result of a discontinuance of a cash flow hedge, because it was probable the original forecasted cash flows would not occur at the end of the specified time period.

Note 8.  Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income were as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Net unrealized (losses) gains on: Swap agreements	$(41,057)	$ 9,333
Investment securities	7,297	18,000
Retirement plan liabilities adjustment	(2,873)	(2,873)
Foreign currency translation adjustments	2,750	-
Accumulated other comprehensive (loss) income	$(33,883)	$24,460

Note 9.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities for the acquisition of Ocean was as follows:

Nine Months Ended September 30,	2007
(dollars in thousands)
Fair value of assets acquired	$ 308,285
Net cash paid in acquisition	(125,025)
Liabilities assumed	(87,344)
Note payable and remaining other liabilities	$ 95,916

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

Three Months Ended September 30, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$471,451	$169,862	$ -	$ (3,295)	$ -	$638,018
Insurance	143	-	40,885	1,746	-	42,774
Other	(2,142)	4,178	26,569	27,368	(1,561)	54,412
Intercompany	19,638	477	(16,273)	(3,842)	-	-
Pretax income (loss)	96,499	(26,892)	27,421	(20,372)	2,066	78,722

Three Months Ended September 30, 2006	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$444,788	$176,731	$ -	$ (6,370)	$ -	$615,149
Insurance	-	-	38,253	-	-	38,253
Other	(2,948)	64,926	24,129	(39,545)	(158)	46,404
Intercompany	18,525	491	(15,325)	(3,691)	-	-
Pretax income (loss)	113,593	27,145	27,103	(28,352)	6,207	145,696

Nine Months Ended September 30, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$1,387,886	$ 503,737	$ -	$ (8,981)	$ -	$1,882,642
Insurance	433	-	119,572	6,034	-	126,039
Other	(10,657)	(105,651)	75,183	60,438	(3,862)	15,451
Intercompany	57,952	1,389	(47,579)	(11,762)	-	-
Pretax income (loss)	325,630	(232,287)	75,607	(78,580)	5,666	96,036

Nine Months Ended September 30, 2006	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$1,290,471	$531,275	$ -	$(15,727)	$ -	$1,806,019
Insurance	-	-	115,568	-	-	115,568
Other	(11,448)	187,103	72,817	(13,896)	(1,708)	232,868
Intercompany	56,225	1,495	(46,381)	(11,339)	-	-
Pretax income (loss)	357,958	107,737	77,229	(23,995)	7,335	526,264

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

Note 11.  Provision for Income Taxes

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

Note 12.  Supervisory Agreement

As disclosed in AGFC’s Current Report on Form 8-K dated June 7, 2007, AIG Bank, WFI, and AGFI entered into a Supervisory Agreement with the Office of Thrift Supervision (OTS) on June 7, 2007. The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank by WFI pursuant to a mortgage services agreement between WFI and AIG Bank. The mortgage services agreement was terminated in February 2006.

Pursuant to the terms of the Supervisory Agreement, AIG Bank, WFI, and AGFI have implemented a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. Pursuant to the requirements of the Supervisory Agreement, we have engaged the services of an external consultant to monitor, evaluate, and periodically report to the OTS on our compliance with the remediation program. The Supervisory Agreement will remain in effect until terminated, modified or suspended in writing by the OTS. Failure to comply with the terms of the Agreement could result in the initiation of formal enforcement action by the OTS.

AIG Bank, WFI, and AGFI have also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the remediation program may differ from this estimate. Also in second quarter 2007, AIG contributed capital to AGFI totaling $76 million to support AGFI’s leverage at its targeted level as of June 30, 2007. AGFI then contributed $72 million to AGFC to support AGFC’s leverage target. As of September 30, 2007, we have made reimbursements of $1.7 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We also direct readers to other risks and uncertainties discussed in this report, including in “Risk Factors” in Part II, Item 1A, and in other documents we file with the SEC, including in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables and real estate loans held for sale.

September 30,	2007		2006
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$18,598.6	69%	$17,841.4	69%
Short-term debt	5,061.0	19	4,696.0	18
Total debt	23,659.6	88	22,537.4	87
Equity	3,218.7	12	3,259.5	13
Total capital	$26,878.3	100%	$25,796.9	100%
Net finance receivables	$24,560.0		$23,486.3
Real estate loans held for sale	$ 404.6		$ 860.8

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. AGFC obtains most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At September 30, 2007, short-term debt included $4.8 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At September 30, 2007, short-term debt included $116.9 million of extendible commercial notes.

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

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 7.5 to 1 of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangibles, and accumulated other comprehensive income. Based on this definition, our adjusted tangible leverage at September 30, 2007, was 7.56x compared to 7.53x at September 30, 2006, and 7.59x at December 31, 2006.

Reconciliations of total debt to adjusted debt were as follows:

	September 30,	September 30,	December 31,
(dollars in millions)	2007	2006	2006
Total debt	$23,659.6	$22,537.4	$22,958.3
75% of hybrid debt	(261.9)	-	-
Adjusted debt	$23,397.7	$22,537.4	$22,958.3

Reconciliations of equity to adjusted tangible equity were as follows:

	September 30,	September 30,	December 31,
(dollars in millions)	2007	2006	2006
Equity	$3,218.7	$3,259.5	$3,287.7
75% of hybrid debt	261.9	-	-
Goodwill	(303.4)	(220.4)	(220.4)
Other intangibles	(114.5)	(19.8)	(18.6)
Accumulated other comprehensive loss (income)	33.9	(25.6)	(24.5)
Adjusted tangible equity	$3,096.6	$2,993.7	$3,024.2

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC does not guarantee any borrowings of AGFI.

At September 30, 2007, AGFC had committed credit facilities totaling $4.753 billion, including a $2.125 billion multi-year credit facility and a $2.625 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.06% at September 30, 2007. There were no amounts outstanding under these committed credit facilities at September 30, 2007 or 2006.

At September 30, 2007, AGFC and certain of its subsidiaries also had uncommitted credit facilities of $279.0 million, which included credit facilities to support the operations of Ocean. Portions of these uncommitted facilities were shared with AGFI and could be increased depending upon lender ability to participate its loans under these facilities. Outstanding borrowings under these uncommitted credit facilities totaled $65.3 million at September 30, 2007. There were no amounts outstanding under the uncommitted credit facility at September 30, 2006.

Liquidity

Our sources of funds include cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and sales of finance receivables. AGFC has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

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

Principal sources and uses of cash were as follows:

Nine Months Ended September 30,
(dollars in millions)	2007	2006
Principal sources of cash: Operations	$1,136.4	$ -
Net issuances of debt	246.6	750.6
Capital contributions	72.0	-
Sale of finance receivables held for investment to AGFI subsidiary for securitization	-	509.6
Total	$1,455.0	$1,260.2
Principal uses of cash: Net originations and purchases of finance receivables	$1,120.6	$ 777.8
Dividends paid	160.0	255.1
Operations	-	195.6
Total	$1,280.6	$1,228.5

We believe that consistent execution of our business strategies should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines that are intended to maintain adequate liquidity, to mitigate the impact of an inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At September 30, 2007, that percentage was 20% compared to 19% at September 30, 2006.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 2007, we had $4.753 billion of committed bank credit facilities.

•

At September 30, 2007, AGFC had the corporate authority to issue up to $10.8 billion of senior long-term debt securities registered under the Securities Act of 1933 using AGFC’s effective shelf registration statements.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or sell for securitizations, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $7.6 billion in the twelve months ended September 30, 2007. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during this period, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

SEGMENTS

See Note 10 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

The following statistics are derived from the Company’s segment reporting and are presented on a GAAP basis. We believe the following segment statistics are relevant to the reader because they are used by management to analyze and evaluate the performance of our business segments. We exclude the effect of items included in “All Other” from our segment reporting. “All Other” includes finance receivables and finance charges that are not identified as part of our business segments. Selected statistics for the business segments were as follows:

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Net finance receivables: Branch real estate loans			$ 8,105.6	$ 7,688.8
Centralized real estate			10,986.2	11,240.0
Branch non-real estate loans			3,749.9	3,350.6
Branch retail sales finance			2,041.0	1,718.0
Total segment net finance receivables			24,882.7	23,997.4
All other			(322.7)	(511.1)
Net finance receivables			$24,560.0	$23,486.3
Yield: Branch real estate loans	10.97%	11.54%	11.16%	11.39%
Centralized real estate	6.16	6.19	6.21	6.23
Branch non-real estate loans	20.59	20.91	20.79	21.04
Branch retail sales finance	11.26	11.63	11.52	12.03
Total segment yield	10.31	10.31	10.41	10.26
All other effect on yield	0.09	0.12	0.10	0.15
Total yield	10.40	10.43	10.51	10.41
Charge-off ratio: Branch real estate loans	0.72%	0.60%	0.66%	0.57%
Centralized real estate	0.23	0.11	0.17	0.07
Branch non-real estate loans	4.20	3.82	3.94	3.85
Branch retail sales finance	2.17	1.67	2.07	1.86
Total segment charge-off ratio	1.14	0.89	1.04	0.86
All other effect on charge-off ratio	0.02	0.04	0.02	0.04
Total charge-off ratio	1.16	0.93	1.06	0.90
Delinquency ratio: Branch real estate loans			3.22%	2.74%
Centralized real estate			1.46	0.76
Branch non-real estate loans			3.91	3.75
Branch retail sales finance			1.95	1.70
Total segment delinquency ratio			2.47	1.91
All other effect on delinquency ratio			0.04	0.04
Total delinquency ratio			2.51	1.95

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime”, “non-prime”, and “sub-prime”. While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third party credit scores as a means to categorize the finance receivable and creditworthiness of the borrower. Our finance receivable underwriting process does not use third party credit scores as a primary determinant for credit decisions. However, for informational purposes, we present below our net finance receivables and delinquency ratios grouped into the following categories based solely on borrower Fair Isaac & Co. (FICO) credit scores at the date of loan origination or renewal:

•

Prime:  Borrower FICO score greater than or equal to 660

•

Non-prime:  Borrower FICO score greater than 619 and less than 660

•

Sub-prime:  Borrower FICO score less than or equal to 619

Many finance receivables included in the “prime” category below might not meet other market definitions of prime loans due to certain characteristics of the borrowers, such as their elevated debt-to-income ratios, lack of income stability, or level of income disclosure and verification, as well as credit repayment history or similar measurements.

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

September 30,
(dollars in millions)	2007	2006
Net finance receivables: Branch real estate loans:
Prime	$ 1,306.3	$1,204.7
Non-prime	1,430.3	1,364.1
Sub-prime	5,297.3	5,092.6
Other/FICO unavailable	71.7	27.4
Total	$ 8,105.6	$ 7,688.8
Centralized real estate loans:
Prime	$ 8,469.4	$ 8,644.5
Non-prime	1,799.5	1,805.0
Sub-prime	617.1	701.5
Other/FICO unavailable	100.2	89.0
Total	$10,986.2	$11,240.0
Branch non-real estate loans:
Prime	$ 610.0	$ 531.7
Non-prime	916.4	817.2
Sub-prime	2,207.6	1,981.1
Other/FICO unavailable	15.9	20.6
Total	$ 3,749.9	$ 3,350.6
Branch retail sales finance:
Prime	$ 1,279.5	$ 1,103.7
Non-prime	290.2	267.2
Sub-prime	334.3	290.4
Other/FICO unavailable	137.0	56.7
Total	$ 2,041.0	$ 1,718.0

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

September 30,	2007	2006
Delinquency ratio: Branch real estate loans:
Prime	0.92%	0.65%
Non-prime	2.10	1.79
Sub-prime	4.05	3.49
Other/FICO unavailable	6.06	2.38
Total	3.22	2.74
Centralized real estate loans:
Prime	0.94%	0.41%
Non-prime	2.90	1.34
Sub-prime	4.55	3.58
Other/FICO unavailable	0.50	0.62
Total	1.46	0.76
Branch non-real estate loans:
Prime	1.79%	1.63%
Non-prime	3.06	2.68
Sub-prime	4.85	4.70
Other/FICO unavailable	2.00	9.03
Total	3.91	3.75
Branch retail sales finance:
Prime	0.82%	0.70%
Non-prime	3.60	2.76
Sub-prime	5.17	4.21
Other/FICO unavailable	1.49	3.42
Total	1.95	1.70

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Net income	$ 53.7	$ 97.8	$ 73.3	$341.2
Amount change	$(44.1)	$(28.6)	$(267.9)	$(53.7)
Percent change	(45)%	(23)%	(79)%	(14)%
Return on average assets	0.77%	1.47%	0.36%	1.73%
Return on average equity	6.67%	12.02%	3.03%	14.07%
Ratio of earnings to fixed charges	1.26x	1.49x	1.11x	1.63x

Net income for the nine months ended September 30, 2007, includes accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

Recent developments affecting the mortgage loan and U.S. residential real estate markets could adversely affect our business. The non-prime or sub-prime mortgage loan market has been the subject of negative attention and has been, and may in the future become, subject to increased or changing regulation. Market developments and regulatory changes could limit our business growth opportunities and could increase our cost of borrowing through the capital markets. Any increased or changing regulation could also require us to devote additional resources to comply with that regulation. Further, the downturn in the U.S. residential real estate market may adversely affect our results of operations. In many cases, decreased property values that accompany a market downturn reduce a borrower’s ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers could cause losses, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage the adoption of increased regulation. Any sustained period of significantly increased costs, delinquencies or losses could adversely affect our results of operations.

For a discussion of additional risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Real estate loans	$ 385.8	$ 392.5	$ 1,156.9	$ 1,164.2
Non-real estate loans	191.5	174.3	557.6	508.1
Retail sales finance	60.7	48.3	168.1	133.7
Total	$ 638.0	$ 615.1	$ 1,882.6	$ 1,806.0
Amount change	$ 22.9	$ 35.6	$ 76.6	$ 132.5
Percent change	4%	6%	4%	8%
Average net receivables	$24,366.0	$23,417.7	$23,933.8	$23,176.7
Yield	10.40%	10.43%	10.51%	10.41%

Finance charges increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Increase in average net receivables	$27.8	$17.5	$67.9	$108.6
Change in yield	(4.9)	18.1	8.7	23.9
Total	$22.9	$35.6	$76.6	$132.5

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,653.3	$202.7	$18,450.6	$168.8
Non-real estate loans	3,717.5	398.6	3,318.9	234.1
Retail sales finance	1,995.2	347.0	1,648.2	290.8
Total	$24,366.0	$948.3	$23,417.7	$693.7
Percent change		4%		3%

Nine Months Ended September 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,418.2	$ 31.6	$18,386.6	$1,062.6
Non-real estate loans	3,602.3	372.1	3,230.2	205.2
Retail sales finance	1,913.3	353.4	1,559.9	230.8
Total	$23,933.8	$757.1	$23,176.7	$1,498.6
Percent change		3%		7%

The slower U.S. housing market and tighter underwriting guidelines resulted in lower levels of originations of real estate loans for the nine months ended September 30, 2007, when compared to the same period in 2006. This environment also resulted in an increase in non-real estate loan average net receivables as customers preferred to take out non-real estate loans rather than refinance their real estate loans at higher interest rates. Retail sales finance average net receivables increased due to marketing efforts that added new retail merchants.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2007		2006
	Yield	Change	Yield	Change
Real estate loans	8.21%	(23) bp	8.44%	19 bp
Non-real estate loans	20.50	(40)	20.90	50
Retail sales finance	12.09	42	11.67	(41)
Total	10.40	(3)	10.43	30

Nine Months Ended September 30,	2007		2006
	Yield	Change	Yield	Change
Real estate loans	8.40%	(7) bp	8.47%	16 bp
Non-real estate loans	20.67	(34)	21.01	21
Retail sales finance	11.74	29	11.45	(122)
Total	10.51	10	10.41	9

Yield remained near the same level for the three months ended September 30, 2007, when compared to the same period in 2006. Yield increased for the nine months ended September 30, 2007, when compared to the same period in 2006 reflecting a higher proportion of non-real estate loans and retail sales finance compared to a lower proportion of real estate loans. Real estate loan yield and non-real estate loan yield decreased for the three and nine months ended September 30, 2007, when compared to the same periods in 2006 as we originated new loans at lower rates based on market conditions, tighter underwriting guidelines, and revised credit risk scoring models. Retail sales finance yield increased for the three and nine months ended September 30, 2007, when compared to the same period in 2006 as the change in the mix to longer term promotional products stabilized.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Net gain on sales of real estate loans held for sale	$ 16.1	$62.0	$ 83.7	$111.4
Provision for warranty reserve	(17.1)	(7.7)	(62.4)	(16.9)
Interest income on real estate loans held for sale	10.6	23.8	50.0	50.7
Total	$ 9.6	$78.1	$ 71.3	$145.2
Amount change	$(68.5)	$76.7	$(73.9)	$138.3
Percent change	(88)%	N/M*	(51)%	N/M*

* Not meaningful

Mortgage banking revenues decreased for the three months ended September 30, 2007, when compared to the same period in 2006 reflecting a decrease in originations of real estate loans held for sale primarily due to the slower U.S. housing market and tighter underwriting guidelines. The decrease in mortgage banking revenues for the three months ended September 30, 2007, when compared to the same period in 2006 also reflected an increase in provision for warranty reserve which covers costs associated with buybacks from investors of mortgage loans that incur certain borrower defaults. Mortgage banking revenues decreased for the nine months ended September 30, 2007, when compared to the same period in 2006 reflecting an increase in provision for warranty reserve, a decrease in originations of real estate loans held for sale, and a shift in distribution channels.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Earned premiums	$40.9	$38.1	$119.4	$114.9
Commissions	1.9	0.2	6.6	0.7
Total	$42.8	$38.3	$126.0	$115.6
Amount change	$ 4.5	$(1.0)	$ 10.4	$ (7.1)
Percent change	12%	(3)%	9%	(6)%

Commissions increased for the three and nine months ended September 30, 2007, when compared to the same periods in 2006 primarily due to our acquisition of Ocean in January 2007. Ocean receives commissions from the sale of various insurance products. Earned premiums increased for the three and nine months ended September 30, 2007, when compared to the same periods in 2006 primarily due to increases in credit and non-credit premium volume.

Investment Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Investment revenue	$23.5	$22.9	$67.0	$66.8
Amount change	$ 0.6	$ 1.0	$ 0.2	$ 2.4
Percent change	3%	4%	- %	4%

Investment revenue was affected by the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Average invested assets	$1,537.8	$1,446.3	$1,514.8	$1,428.6
Investment portfolio yield	6.31%	6.18%	6.06%	6.28%
Net realized losses on investments	$ (1.6)	$ (0.2)	$ (3.9)	$ (1.7)

Loan Brokerage Fees Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Loan brokerage fees revenues	$18.8	$ -	$62.0	$ -
Amount change	$18.8	$ -	$62.0	$ -
Percent change	N/A*	N/A*	N/A*	N/A*

* Not applicable

Loan brokerage fees revenues reflect the inclusion of Ocean operations in 2007 periods.

Net Service Fees from Affiliates

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Net service fees from affiliates	$0.9	$ 0.7	$(175.7)	$ 56.6
Amount change	$0.2	$(97.2)	$(232.3)	$(180.6)
Percent change	28%	(99)%	N/M*	(76)%

* Not meaningful

Net service fees from affiliates decreased for the nine months ended September 30, 2007, when compared to the same period in 2006 reflecting accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

The decrease in net service fees from affiliates for the nine months ended September 30, 2007, when compared to the same period in 2006 also reflected the decrease in AIG Bank’s origination and sale of real estate loans held for sale using our mortgage origination services following the termination of the mortgage services agreements with AIG Bank in first quarter 2006.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Foreign exchange gain (loss) on foreign currency denominated debt	$(1.5)	$ 5.1	$(38.2)	$(186.0)
Fair value adjustments of derivatives	(4.6)	(68.8)	10.5	118.6
Interest revenue – notes receivable from AGFI	7.1	6.5	20.6	24.8
Writedowns on real estate owned	(3.0)	(2.1)	(8.4)	(6.8)
Net recovery on sales of real estate owned	0.8	0.7	1.4	2.5
Other	2.8	3.4	4.9	11.2
Total	$ 1.6	$(55.2)	$ (9.2)	$ (35.7)
Amount change	$56.8	$(95.3)	$ 26.5	$(115.3)
Percent change	103%	(238)%	74%	(145)%

Other revenues increased for the three months ended September 30, 2007, when compared to the same period in 2006 primarily due to positive variances arising from fair value adjustments of derivatives, partially offset by negative variances in foreign exchange gain (loss) on foreign currency denominated debt. These variances relate primarily to economically swapped positions that did not receive hedge accounting designation until June 2007.

The loss in other revenues decreased for the nine months ended September 30, 2007, when compared to the same period in 2006 primarily due to positive variances in foreign exchange losses on foreign currency denominated debt that were not fully offset by negative variances arising from the fair value adjustments of derivatives. These variances relate primarily to economically swapped positions that did not receive hedge accounting designation until June 2007. The increase in other revenues for the nine months ended September 30, 2007, when compared to the same period in 2006 was also partially offset by lower interest revenue on notes receivable from AGFI.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Long-term debt	$ 226.0	$ 218.2	$ 704.7	$ 647.4
Short-term debt	77.0	74.4	192.5	178.6
Total	$ 303.0	$ 292.6	$ 897.2	$ 826.0
Amount change	$ 10.4	$ 61.9	$ 71.2	$ 196.4
Percent change	4%	27%	9%	31%
Average borrowings	$23,018.2	$22,581.6	$22,876.4	$22,099.5
Interest expense rate	5.24%	5.15%	5.21%	4.98%

Interest expense increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Increase in interest expense rate	$ 4.5	$43.2	$42.2	$128.9
Increase in average borrowings	5.9	18.7	29.0	67.5
Total	$10.4	$61.9	$71.2	$196.4

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,345.8	$247.9	$17,097.9	$ (50.5)
Short-term debt	5,672.4	188.7	5,483.7	1,719.2
Total	$23,018.2	$436.6	$22,581.6	$1,668.7
Percent change		2%		8%

Nine Months Ended September 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$18,116.3	$726.6	$17,389.7	$1,587.6
Short-term debt	4,760.1	50.3	4,709.8	559.3
Total	$22,876.4	$776.9	$22,099.5	$2,146.9
Percent change		4%		11%

AGFC issued $4.3 billion of long-term debt during the twelve months ended September 30, 2007. We used the proceeds of these long-term debt issuances to support growth in finance receivables and to refinance maturing debt.

Interest expense rate by type and changes in interest expense rate in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2007		2006
	Rate	Change	Rate	Change
Long-term debt	5.19%	12 bp	5.07%	60 bp
Short-term debt	5.39	(1)	5.40	140
Total	5.24	9	5.15	76

Nine Months Ended September 30,	2007		2006
	Rate	Change	Rate	Change
Long-term debt	5.18%	23 bp	4.95%	58 bp
Short-term debt	5.35	27	5.08	158
Total	5.21	23	4.98	79

Until September 2007, market interest rates had risen significantly since mid-2004. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Salaries and benefits	$134.2	$134.9	$424.1	$418.5
Other	105.4	75.9	319.8	221.6
Total	$239.6	$210.8	$743.9	$640.1
Amount change	$ 28.8	$ (4.2)	$103.8	$ 10.8
Percent change	14%	(2)%	16%	2%
Operating expenses as a percentage of average net receivables	3.93%	3.60%	4.14%	3.68%

Operating expenses increased for the three and nine months ended September 30, 2007, when compared to the same periods in 2006 primarily due to the inclusion of Ocean operations during 2007 and growth in our branch business segment. The increase in other operating expenses for the nine months ended September 30, 2007, also reflected additional amounts recorded relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Provision for finance receivable losses	$97.8	$ 37.8	$238.2	$ 119.0
Amount change	$60.0	$(78.6)	$119.2	$(130.1)
Percent change	159%	(68)%	100%	(52)%
Net charge-offs	$70.6	$ 54.6	$190.7	$ 156.9
Charge-off ratio	1.16%	0.93%	1.06%	0.90%
Charge-off coverage	1.87x	2.18x	2.07x	2.28x
60 day+ delinquency			$628.8	$ 465.7
Delinquency ratio			2.51%	1.95%
Allowance for finance receivable losses			$527.4	$ 476.1
Allowance ratio			2.15%	2.03%

Provision for finance receivable losses increased for the three months ended September 30, 2007, when compared to the same period in 2006 primarily due to an addition to the allowance for finance receivable losses of $27.2 million in third quarter 2007, compared to a reduction to the allowance for finance receivable losses of $16.8 million in third quarter 2006, in response to economic fundamentals during each period, and higher net charge-offs in third quarter 2007. Provision for finance receivable losses increased for the nine months ended September 30, 2007, when compared to the same period in 2006 primarily due to reductions to the allowance for finance receivable losses of $37.9 million during 2006, compared to net additions to the allowance for finance receivable losses of $47.5 million during 2007, in response to economic fundamentals during each period, and higher net charge-offs in 2007. The increase in provision for finance receivable losses for the nine months ended September 30, 2007, when compared to the same period in 2006 also reflected $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$21.4	$ 5.2	$16.2	$ 1.4
Non-real estate loans	38.6	7.0	31.6	(6.9)
Retail sales finance	10.6	3.8	6.8	(1.1)
Total	$70.6	$16.0	$54.6	$(6.6)

Nine Months Ended September 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 55.8	$13.3	$ 42.5	$ (0.1)
Non-real estate loans	105.6	12.8	92.8	(22.8)
Retail sales finance	29.3	7.7	21.6	(2.7)
Total	$190.7	$33.8	$156.9	$(25.6)

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2007		2006
	Ratio	Change	Ratio	Change
Real estate loans	0.46%	11 bp	0.35%	3 bp
Non-real estate loans	4.17	35	3.82	(118)
Retail sales finance	2.14	47	1.67	(66)
Total	1.16	23	0.93	(15)

Nine Months Ended September 30,	2007		2006
	Ratio	Change	Ratio	Change
Real estate loans	0.40%	9 bp	0.31%	(2) bp
Non-real estate loans	3.92	8	3.84	(126)
Retail sales finance	2.05	19	1.86	(59)
Total	1.06	16	0.90	(23)

Total charge-off ratio increased for the three and nine months ended September 30, 2007, when compared to the same periods in 2006 primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to centralized real estate business segment real estate loans which typically have lower charge-off rates. The increase in charge-off ratio for the nine months ended September 30, 2007, when compared to the same period in 2006 also reflected $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

September 30,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$425.7	$129.8	$295.9	$27.3
Non-real estate loans	159.7	22.1	137.6	(6.8)
Retail sales finance	43.4	11.2	32.2	1.7
Total	$628.8	$163.1	$465.7	$22.2

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

September 30,	2007		2006
	Ratio	Change	Ratio	Change
Real estate loans	2.27%	66 bp	1.61%	15 bp
Non-real estate loans	3.91	16	3.75	(50)
Retail sales finance	1.96	24	1.72	(30)
Total	2.51	56	1.95	4

The delinquency ratio at September 30, 2007, increased when compared to September 30, 2006, primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to centralized real estate business segment real estate loans which typically have lower delinquency rates.

Real estate owned increased to $93.6 million at September 30, 2007, from $48.2 million at September 30, 2006. However, we have not experienced an increase of similar magnitude in writedowns on real estate owned or a decrease of similar magnitude in net recovery on sales of real estate owned. See Other Revenues for information on writedowns on real estate owned and net recovery on sales of real estate owned.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at September 30, 2007, when compared to September 30, 2006, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in 2007 in response to our higher levels of real estate loan delinquency. This increase was partially offset by decreases to the allowance for finance receivable losses through the provision for finance receivable losses reflecting our quarterly evaluations of our loss exposure relating to Hurricane Katrina during 2007 and throughout 2006. In third quarter 2005, we added $56.8 million to our allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $20.4 million during the twelve months ended September 30, 2007.

The allowance ratio at September 30, 2007, increased when compared to September 30, 2006, primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses, partially offset by growth in finance receivables during the twelve months ended September 30, 2007.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three and nine months ended September 30, 2007, when compared to the same periods in 2006 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Claims incurred	$15.2	$13.8	$48.1	$46.3
Change in benefit reserves	0.9	(0.9)	0.7	(3.3)
Total	$16.1	$12.9	$48.8	$43.0
Amount change	$ 3.2	$(4.5)	$ 5.8	$(7.5)
Percent change	24%	(25)%	13%	(15)%

Insurance losses and loss adjustment expenses increased for the three and nine months ended September 30, 2007, when compared to the same periods in 2006 primarily due to an increase in benefit reserves for ordinary policies and higher claims incurred.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Provision for income taxes	$ 25.0	$ 47.9	$ 22.8	$185.1
Amount change	$ (22.9)	$ (26.4)	$ (162.3)	$ (45.9)
Percent change	(48)%	(36)%	(88)%	(20)%
Pretax income	$ 78.7	$145.7	$ 96.0	$526.3
Effective income tax rate	31.75%	32.90%	23.69%	35.17%

Pretax income for the nine months ended September 30, 2007, reflected accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

The effective income tax rate for the nine months ended September 30, 2007, reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million.

Our effective income tax rate also declined for the three and nine months ended September 30, 2007, due to the lower pretax income of a subsidiary operating in states with higher than average tax rates.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 34% of our borrowings at September 30, 2007, compared to 40% at September 30, 2006. Approximately $444.3 million of our floating-rate debt at September 30, 2007, was attributed to funding real estate loans held for sale. Adjustable-rate net finance receivables (excluding those still in a fixed-rate period) represented 4% of our net finance receivables at September 30, 2007, compared to 6% at September 30, 2006. Approximately 10% of our real estate loans outstanding at September 30, 2007, are scheduled to reset by the end of 2008.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

Recent developments affecting the mortgage loan and U.S. residential real estate markets could adversely affect our business.

The non-prime or sub-prime mortgage loan market has been the subject of negative attention and has been, and may in the future become, subject to increased or changing regulation. Market developments and regulatory changes could limit our business growth opportunities and could increase our cost of borrowing through the capital markets. Any increased or changing regulation could also require us to devote additional resources to comply with that regulation. Further, the downturn in the U.S. residential real estate market may adversely affect our results of operations. In many cases, decreased property values that accompany a market downturn reduce a borrower’s ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers could cause losses, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage the adoption of increased regulation. Any sustained period of significantly increased costs, delinquencies or losses could adversely affect our results of operations.

For a discussion of additional risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 42 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	November 8, 2007	By	/s/	Donald R. Breivogel, Jr.
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