Form 10-K
period 2007-12-31
AMERICAN GENERAL FINANCE CORP
filed 2008-03-05
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☑             Smaller reporting company ☐

(Do not check if a smaller

reporting company)

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

At March 5, 2008, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Business	3
	1A.	Risk Factors	21
	1B.	Unresolved Staff Comments	22
	2.	Properties	22
	3.	Legal Proceedings	23
	4.	Submission of Matters to a Vote of Security Holders	*
Part II	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
	6.	Selected Financial Data	24
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	7A.	Quantitative and Qualitative Disclosures About Market Risk	63
	8.	Financial Statements and Supplementary Data	64
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
	9A(T).	Controls and Procedures	112
	9B.	Other Information	***
Part III	10.	Directors, Executive Officers and Corporate Governance	*
	11.	Executive Compensation	*
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	13.	Certain Relationships and Related Transactions, and Director Independence	*
	14.	Principal Accountant Fees and Services	114
Part IV	15.	Exhibits and Financial Statement Schedules	115

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

The following reports are available free of charge through our website, www.agfinance.com, as soon as reasonably practicable after we file them with or furnish them to the SEC:

•

Annual Reports on Form 10-K;

•

Quarterly Reports on Form 10-Q;

•

Current Reports on Form 8-K; and

•

amendments to those reports.

The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

PART I

Item 1.  Business.

GENERAL

American General Finance Corporation will be referred to as “AGFC” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company”, “we”, or “our”. AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. All of the common stock of AGFC is owned by American General Finance, Inc. (AGFI), which was incorporated in Indiana in 1974. Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities, financial services and asset management in the United States and abroad. Effective June 29, 2007, AGFI became a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of AIG. AIG Capital Corporation holds full or majority interests in other AIG financial services affiliates, including International Lease Finance Corporation, AIG Consumer Finance Group, Inc., and AIG Equipment Finance Holdings, Inc.

AGFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. We conduct the credit insurance business to supplement our consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both wholly owned subsidiaries of AGFC.

Effective January 2, 2007, we acquired Ocean Finance and Mortgages Limited (Ocean), which is headquartered in Staffordshire, England. As a finance broker in the United Kingdom, Ocean and its subsidiaries offer primarily home owner loans, mortgages, refinancings, and consumer loans. We accounted for this acquisition using purchase accounting, which dictates that the total consideration for a business must be allocated among the fair values of all the underlying assets and liabilities acquired.

At December 31, 2007, the Company had 1,567 branch offices in 44 states, Puerto Rico, and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 9,100 employees. Our executive offices are located in Evansville, Indiana.

Item 1.  Continued

SEGMENTS

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

Revenues, pretax income, and assets for our three business segments and consolidated totals were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Branch: Revenues	$ 1,927,377	$ 1,803,565	$ 1,704,753
Pretax income	369,740	495,767	421,692
Assets	13,311,154	12,214,633	11,488,969
Centralized real estate: Revenues	$ 553,811	$ 969,860	$ 950,679
Pretax (loss) income	(275,358)	136,245	258,820
Assets	11,201,192	12,066,785	11,662,394
Insurance: Revenues	$ 196,830	$ 189,712	$ 190,021
Pretax income	101,524	101,185	95,305
Assets	1,613,176	1,510,489	1,441,864
Consolidated: Revenues	$ 2,737,435	$ 2,890,774	$ 2,898,512
Pretax income	106,512	662,656	809,839
Assets	30,124,244	27,212,402	25,659,878

See Note 26 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

Branch Business Segment

The branch business segment is the core of the Company’s operations. Through its 1,567 branch offices and its centralized support operations, the 7,000 employees of the branch business segment serviced 2.0 million real estate loans, non-real estate loans, and retail sales finance accounts totaling $14.1 billion at December 31, 2007.

Our branch customers encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime at the other. These customers’ incomes are generally near the national median but vary, as do their debt-to-income ratios, employment and residency stability, and credit repayment histories. In general, branch customers require significant levels of servicing and, as a result, we charge them interest rates higher than our centralized real estate customers to compensate us for such services and related credit risks.

Item 1.  Continued

Structure and Responsibilities. Branch personnel originate real estate loans and non-real estate loans, purchase retail sales finance contracts from retail merchants, offer credit and non-credit insurance and ancillary products to the loan customers, and service these receivables. Branch managers establish retail merchant relationships, identify portfolio acquisition opportunities, manage finance receivable credit quality, and are responsible for branch profitability. Branch managers also hire and train the branch staff and supervise their work. The Company coordinates branch staff training through centrally developed training programs to maintain quality customer service.

To ensure profitability and growth, we continuously review the performance of our individual branches and the markets they serve. During 2007, we opened 66 branch offices and closed 1 branch office.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. These loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization. The home equity lines of credit generally have a predetermined period during which the borrower may take advances. After this draw period, all advances outstanding under the line of credit convert to a fixed-term repayment period, usually over an agreed upon period between 15 and 30 years. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, or 48 months and then convert to an adjustable-rate for the remainder of the term. At December 31, 2007, approximately 2% of our total branch business segment real estate loans outstanding had this conversion feature and had not yet converted to an adjustable rate.

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

We offer credit life, credit accident and health, credit related property and casualty, credit involuntary unemployment, and non-credit insurance and ancillary products to all eligible branch customers. Affiliated, as well as non-affiliated, insurance and/or financial services companies issue these products which we describe under “Insurance Business Segment”.

Customer Development. We solicit finance receivable customers through a variety of channels including mail, E-commerce, and telephone calls.

Item 1.  Continued

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

New customer relationships also begin through our alliances with approximately 31,000 retail merchants across the United States, Puerto Rico, and the U.S. Virgin Islands. After a customer utilizes the merchant’s retail sales financing option, we may purchase that retail sales finance obligation. We then contact the customer using various marketing methods to invite the customer to discuss his or her overall credit needs with our consumer lending specialists. Any resulting loan may pay off the customer’s retail sales finance obligation and consolidate his or her debts with other creditors, if permitted.

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

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for our charge-off policy and policies regarding delinquent accounts. If recovery efforts are feasible, we transfer charged-off accounts to our centralized charge-off recovery operation for ultimate disposition.

Item 1.  Continued

Selected Financial Information. Amount, number, and average size of total net finance receivables originated, renewed, and net purchased by type for the branch business segment were as follows:

Years Ended December 31,	2007	2006	2005
Branch originated, renewed, and net purchased Amount (in thousands): Real estate loans	$2,873,583	$3,644,839	$3,855,823
Non-real estate loans	3,793,198	3,583,026	3,313,878
Retail sales finance	2,423,767	2,172,147	1,775,914
Total	$9,090,548	$9,400,012	$8,945,615
Number: Real estate loans	43,575	60,463	68,124
Non-real estate loans	822,262	826,802	801,453
Retail sales finance	891,942	838,518	742,128
Total	1,757,779	1,725,783	1,611,705
Average size (to nearest dollar): Real estate loans	$65,946	$60,282	$56,600
Non-real estate loans	4,613	4,334	4,135
Retail sales finance	2,717	2,590	2,393

Amount, number, and average size of net finance receivables by type for the branch business segment were as follows:

December 31,	2007	2006	2005
Branch net finance receivables Amount (in thousands): Real estate loans	$ 8,175,867	$ 7,730,818	$ 7,305,248
Non-real estate loans	3,830,246	3,467,531	3,162,905
Retail sales finance	2,112,296	1,860,505	1,494,172
Total	$14,118,409	$13,058,854	$11,962,325
Number: Real estate loans	154,496	158,026	162,178
Non-real estate loans	912,337	879,932	858,891
Retail sales finance	934,505	862,312	748,131
Total	2,001,338	1,900,270	1,769,200
Average size (to nearest dollar): Real estate loans	$52,920	$48,921	$45,045
Non-real estate loans	4,198	3,941	3,683
Retail sales finance	2,260	2,158	1,997

Item 1.  Continued

Selected financial data for the branch business segment were as follows:

At or for the Years Ended December 31,	2007	2006	2005
Branch yield: Real estate loans	11.07%	11.43%	11.53%
Non-real estate loans	20.73	21.00	20.93
Retail sales finance	11.40	11.80	12.94
Total	13.71	13.99	14.18
Branch charge-off ratio: Real estate loans	0.81%	0.62%	0.66%
Non-real estate loans	4.20	4.08	5.46
Retail sales finance	2.23	1.89	2.53
Total	1.92	1.69	2.14
Branch delinquency ratio: Real estate loans	3.57%	2.80%	2.89%
Non-real estate loans	4.12	3.70	4.18
Retail sales finance	2.20	1.75	1.91
Total	3.51	2.90	3.12

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime”, “non-prime”, and “sub-prime”. While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third party credit scores as a means to categorize the creditworthiness of the borrower and his or her finance receivable. Our branch finance receivable underwriting process does not use third party credit scores as a primary determinant for credit decisions. However, for informational purposes, we present below our branch net finance receivables and delinquency ratios grouped into the following categories based solely on borrower Fair Isaac & Co. (FICO) credit scores at the date of origination or renewal:

•

Prime:  Borrower FICO score greater than or equal to 660

•

Non-prime:  Borrower FICO score greater than 619 and less than 660

•

Sub-prime:  Borrower FICO score less than or equal to 619

Many of our branch finance receivables included in the “prime” category below might not meet other market definitions of prime loans due to certain characteristics of the borrowers, such as their elevated debt-to-income ratios, lack of income stability, or level of income disclosure and verification, as well as credit repayment history or similar measurements.

Item 1.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the branch business segment were as follows:

December 31, (dollars in thousands)	2007	2006	2005
Branch net finance receivables Real estate loans: Prime	$1,324,942	$1,222,699	$1,049,594
Non-prime	1,439,648	1,371,587	1,250,628
Sub-prime	5,332,000	5,096,200	4,962,687
Other/FICO unavailable	79,277	40,332	42,339
Total	$8,175,867	$7,730,818	$7,305,248
Non-real estate loans: Prime	$ 622,916	$ 551,748	$ 484,313
Non-prime	919,744	844,160	750,877
Sub-prime	2,250,596	2,061,415	1,892,251
Other/FICO unavailable	36,990	10,208	35,464
Total	$3,830,246	$3,467,531	$3,162,905
Retail sales finance: Prime	$1,433,912	$1,244,297	$ 936,713
Non-prime	312,417	297,193	253,792
Sub-prime	353,050	317,538	288,599
Other/FICO unavailable	12,917	1,477	15,068
Total	$2,112,296	$1,860,505	$1,494,172

Item 1.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the branch business segment were as follows:

December 31,	2007	2006	2005
Branch delinquency ratio: Real estate loans: Prime	1.04%	0.76%	0.87%
Non-prime	2.38	1.84	1.82
Sub-prime	4.50	3.56	3.59
Other/FICO unavailable	5.22	2.30	7.74
Total	3.57	2.80	2.89
Non-real estate loans: Prime	1.99%	1.75%	1.94%
Non-prime	3.24	2.72	2.95
Sub-prime	5.09	4.59	5.15
Other/FICO unavailable	2.02	10.94	8.75
Total	4.12	3.70	4.18
Retail sales finance: Prime	0.93%	0.71%	0.77%
Non-prime	3.97	2.74	2.68
Sub-prime	6.06	5.05	4.38
Other/FICO unavailable	1.39	7.02	14.50
Total	2.20	1.75	1.91

See Note 26 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s branch business segment.

Centralized Real Estate Business Segment

The centralized real estate business segment originates, purchases, and services real estate loans for customers that we obtain through distribution channels other than our branches. These real estate loans generally have higher credit quality than the real estate loans originated by our branch business segment and are thereby cost-effectively serviced centrally. Our centralized real estate customers are generally described as either prime or near-prime, but for reasons such as elevated debt-to-income ratios, lack of income stability, or the level of income disclosure and verification required for a conforming mortgage, as well as credit repayment history or similar measurements, they have applied for a non-conforming mortgage. The distribution channels include mortgage brokers, correspondent relationships with mortgage lenders, and portfolio acquisitions from various types of mortgage lenders as well as direct lending to customers. Wilmington Finance, Inc. (WFI) and MorEquity, Inc. (MorEquity) are included in this segment. At December 31, 2007, the centralized real estate business segment had approximately 1,000 employees.

Item 1.  Continued

Structure and Responsibilities. WFI and MorEquity originate non-conforming residential real estate loans. During 2007, WFI and MorEquity originated $5.8 billion of real estate loans. We ultimately retained $1.4 billion of these real estate loans during 2007 and sold the remainder in the secondary mortgage market to third party investors.

Previously, WFI and MorEquity maintained agreements with AIG Bank whereby WFI and MorEquity provided services for AIG Bank’s origination and sale of such real estate loans. For accounting purposes, we reported any real estate loans we purchased from AIG Bank that were originated using our mortgage origination subsidiaries’ services as originations rather than as portfolio acquisitions because the Company and AIG Bank share a common parent. In first quarter 2006, WFI and MorEquity terminated their mortgage services agreements with AIG Bank and began originating non-conforming residential real estate loans held for sale using their own state licenses. These mortgage origination subsidiaries and AIG Bank originated a combined $11.5 billion of real estate loans during 2006. We ultimately retained $1.0 billion of these real estate loans during 2006 and sold the remainder in the secondary mortgage market to third party investors.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate and are generally considered non-conforming. We offer a broad range of fixed and adjustable-rate loans that meet our customers’ needs. These loans generally have maximum original terms of 360 months but we also offer loans with maximum original terms of 480 months and 600 months, some of which require a balloon payment at the end of 360 months. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the 360 months. At December 31, 2007, approximately 8% of our total centralized real estate business segment loans outstanding had this conversion feature and had not yet converted to an adjustable rate.

WFI originates non-conforming residential real estate loans, primarily through broker relationships (wholesale) and, to lesser extents, directly to consumers (retail) and through correspondent relationships, and sells these loans to investors with servicing released to the purchaser. At December 31, 2007, WFI had a national network of 10 wholesale, retail, and correspondent production and sales offices. During 2007, WFI originated real estate loans through relationships with approximately 6,400 brokers and sold them to approximately 20 investors. WFI’s investors include money center and regional banks, national finance companies, investment banks, and our affiliates.

MorEquity originates non-conforming residential real estate loans primarily through refinancing loans with existing customers, and to a lesser extent, through mail solicitations.

MorEquity serviced approximately 56,000 real estate loans totaling $10.9 billion at December 31, 2007, from a centralized location. These real estate loans were generated through:

•

portfolio acquisitions from third party lenders;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages;

•

advances on home equity lines of credit; or

•

correspondent relationships.

Item 1.  Continued

At December 31, 2007, MorEquity had $1.8 billion of interest only real estate loans. Our underwriting criteria for interest only loans include borrower qualification on a fully amortizing payment basis and exclude investment properties. At December 31, 2007, MorEquity also had $234.8 million of real estate loans that amortize over 480 months or 600 months, some of which require a balloon payment at the end of 360 months.

Selected Financial Information. Selected financial data for the centralized real estate business segment’s real estate loans were as follows:

At or for the Years Ended December 31,	2007	2006	2005
Centralized real estate net finance receivables originated, renewed, and net purchased: Amount (in thousands)	$ 1,526,842	$ 1,252,316	$ 4,946,088
Number	6,755	5,753	22,609
Average size (to nearest dollar)	$ 226,031	$ 217,681	$ 218,766
Centralized real estate net finance receivables: Amount (in thousands)	$10,909,376	$10,935,543	$11,482,774
Number	56,194	57,837	62,371
Average size (to nearest dollar)	$ 194,138	$ 189,075	$ 184,104
Centralized real estate yield	6.21%	6.23%	6.05%
Centralized real estate charge-off ratio	0.19%	0.08%	0.11%
Centralized real estate delinquency ratio	1.93%	0.99%	0.61%

As previously discussed, there are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime”, “non-prime”, and “sub-prime”. While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third party credit scores as a means to categorize the creditworthiness of the borrower and his or her finance receivable. Our centralized real estate finance receivable underwriting process does not use third party credit scores as a primary determinant for credit decisions. However, for informational purposes, we present below our centralized real estate net finance receivables and delinquency ratios grouped into the following categories based solely on borrower FICO credit scores at the date of origination or renewal:

•

Prime:  Borrower FICO score greater than or equal to 660

•

Non-prime:  Borrower FICO score greater than 619 and less than 660

•

Sub-prime:  Borrower FICO score less than or equal to 619

Many of our centralized real estate finance receivables included in the “prime” category below might not meet other market definitions of prime loans due to certain characteristics of the borrowers, such as their elevated debt-to-income ratios, lack of income stability, or level of income disclosure and verification, as well as credit repayment history or similar measurements.

Item 1.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables and delinquency ratios for the centralized real estate business segment were as follows:

December 31,	2007	2006	2005
Centralized real estate net finance receivables Amount (in thousands): Prime	$ 8,374,128	$ 8,496,273	$ 8,667,349
Non-prime	1,823,248	1,728,999	1,835,524
Sub-prime	673,923	648,613	844,534
Other/FICO unavailable	38,077	61,658	135,367
Total	$10,909,376	$10,935,543	$11,482,774
Centralized real estate delinquency ratio: Prime	1.34%	0.61%	0.29%
Non-prime	3.63	1.60	0.75
Sub-prime	4.79	4.41	3.66
Other/FICO unavailable	12.66	8.30	6.83
Total	1.93	0.99	0.61

Selected financial data for the centralized real estate business segment’s real estate loans held for sale were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Real estate loans held for sale	$ 232,667	$1,121,579	$154,088
Origination of real estate loans held for sale	4,494,235	9,038,680	667,498
Sales and principal collections of real estate loans held for sale	5,388,370	8,213,965	529,520

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for our charge-off policy and policies regarding delinquent accounts. If recovery efforts are feasible, we transfer charged-off accounts to our centralized charge-off recovery operation for ultimate disposition.

See Note 26 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s centralized real estate business segment.

Item 1.  Continued

Insurance Business Segment

The insurance business segment markets its products to eligible branch customers. We invest cash generated from operations in investment securities, commercial mortgage loans, investment real estate, and policy loans and also use it to pay dividends. The 90 employees of the insurance business segment have numerous underwriting, compliance, and service responsibilities for the insurance companies and also provide services to the branch and centralized real estate business segments.

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

The ancillary products we offer are home security and auto security membership plans and home warranty service contracts of unaffiliated companies. These products are generally not considered to be insurance policies. Our insurance business segment has no risk of loss on these products. The unaffiliated companies providing these membership plans and service contracts are responsible for any required reimbursement to the customer on these products.

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

Item 1.  Continued

Reinsurance. Merit and Yosemite enter into reinsurance agreements with other insurers, including non-subsidiary affiliated companies, for reinsurance of various non-credit life, group annuity, credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance where our insurance subsidiaries reinsure the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Yosemite also reinsures risks associated with a closed block of excess and surplus lines dating back to the 1970s. At December 31, 2007, reserves on the books of Merit and Yosemite for these reinsurance agreements totaled $86.9 million.

Investments. We invest cash generated by our insurance business segment primarily in bonds. We invest in, but are not limited to, the following:

•

bonds;

•

commercial mortgage loans;

•

short-term investments;

•

limited partnerships;

•

preferred stock;

•

investment real estate;

•

policy loans; and

•

common stock.

AIG subsidiaries manage substantially all of our insurance business segment’s investments on our behalf.

Selected Financial Information. Selected financial data for the insurance business segment were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Life insurance in force: Credit	$2,718,538	$2,597,831	$2,694,741
Non-credit	2,040,015	2,222,341	2,426,867
Total	$4,758,553	$4,820,172	$5,121,608
Investments: Investment securities	$1,422,004	$1,376,892	$1,334,081
Commercial mortgage loans	137,290	87,021	61,684
Policy loans	1,833	1,921	1,874
Investment real estate	69	6,904	6,735
Total	$1,561,196	$1,472,738	$1,404,374
Premiums earned	$ 159,965	$ 154,610	$ 160,082
Premiums written	$ 165,541	$ 153,808	$ 144,696
Insurance losses and loss adjustment expenses	$ 65,878	$ 59,871	$ 66,347

See Note 26 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s insurance business segment.

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

In our centralized real estate business segment, WFI and MorEquity originate real estate loans according to established underwriting criteria, and in first quarter 2006 and prior, AIG Bank originated real estate loans using WFI and MorEquity services according to AIG Bank’s established underwriting criteria. Our correspondent lenders originate real estate loans according to underwriting criteria we establish for them. As part of our due diligence, we individually reviewed real estate loans we obtained through AIG Bank and also individually review real estate loans we obtain through our correspondent lenders. We perform due diligence investigations on all portfolio acquisitions.

See Note 16 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of derivative counterparty credit risk management.

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

•

merchant services; and

•

charge-off recovery operations.

Item 1.  Continued

SOURCES OF FUNDS

We fund our branch and centralized real estate business segments through cash flows from operations, public and private capital markets borrowings, sales of finance receivables, and capital contributions from our parent. Access to capital depends on internal and external factors including our ability to maintain strong operating performance and debt credit ratings and the condition of the capital markets. Our capital market funding sources include:

•

issuances of long-term debt in domestic and foreign markets;

•

short-term borrowings in the commercial paper market;

•

borrowings from banks under credit facilities; and

•

sales of finance receivables for securitizations.

REGULATION

Branch and Centralized Real Estate

Various federal laws regulate our branch and centralized real estate business segments including:

•

the Equal Credit Opportunity Act (prohibits discrimination against creditworthy applicants);

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

•

provide for consumer protection.

Item 1.  Continued

The federal government is considering, and a number of states, counties, and cities have enacted or may be considering, laws or rules that restrict the credit terms or other aspects of residential mortgage loans that are typically described as “high cost mortgage loans”. These laws or regulations, if adopted, may limit or restrict the terms of covered loan transactions and may also impose specific statutory liabilities in cases of non-compliance. Additionally, some of these laws may restrict other business activities of the Company and its affiliates.

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

•

claims processing.

We operate in states which regulate credit insurance premium rates and premium refund calculations.

International Regulation

In the United Kingdom, the Financial Services Authority (FSA) regulates first mortgage residential real estate loans and insurance products. The FSA is an independent non-governmental body given statutory powers by the Financial Services and Markets Act 2000. The Consumer Credit Act 2006, which amends the Consumer Credit Act 1974, regulates second mortgage residential real estate loans and consumer loans.

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

Item 1.  Continued

Insurance

Our insurance business segment supplements our branch business segment. We believe that our insurance companies’ abilities to market insurance products through our distribution systems provide a competitive advantage.

International Competition

Ocean competes with other credit intermediaries, many of which are national in scope rather than regional. These credit intermediaries compete on service and quality of products offered. Ocean also competes with various real estate loan lenders which advertise for direct lending to customers.

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

Our consolidated results of operations or financial condition may be materially adversely affected by economic conditions, competition and other factors, including recent developments affecting the mortgage loan and U.S. residential real estate markets.

Our actual consolidated results of operations or financial condition may differ from the consolidated results of operations or financial condition that we anticipate or that we achieved in the past. We believe that generally the factors that affect our consolidated results of operations or financial condition relate to:  general economic conditions, such as shifts in interest rates, unemployment levels, and credit losses; the competitive environment in which we operate, including fluctuations in the demand for our products and services, the effectiveness of our distribution channels and developments regarding our competitors, including business combinations; our ability to access the capital markets, maintain our credit ratings, and successfully invest cash flows from our businesses; and natural or other events and catastrophes that affect our customers, collateral, and branches or other operating facilities.

The non-prime or sub-prime mortgage loan market has been the subject of negative attention and has been, and may in the future become, subject to increased or changing regulation. Market developments and regulatory changes could limit our business growth opportunities and could increase our cost of borrowing through the capital markets. Any increased or changing regulation could limit the availability of, or require changes in, the terms of certain real estate loan products and could also require us to devote additional resources to comply with that regulation. Further, the downturn in the U.S. residential real estate market may adversely affect our results of operations. In many cases, decreased property values that accompany a market downturn reduce a borrower’s ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers could cause losses, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage the adoption of increased regulation. Any sustained period of significantly increased costs, delinquencies or losses could adversely affect our results of operations.

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

We are a party to various legal proceedings, including certain purported class action claims, arising in the ordinary course of our business. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including, in some jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could have a material adverse effect on our consolidated results of operations or financial condition. See Legal Proceedings in Item 3 for more information.

Item 1A.  Continued

We are subject to extensive regulation in the jurisdictions in which we conduct our business.

Our branch and centralized real estate business segments are subject to various U.S. state and federal laws and regulations, and various U.S. state authorities regulate and supervise our insurance business segment. The laws under which a substantial amount of our branch and centralized real estate businesses are conducted generally: provide for state licensing of lenders; impose maximum terms, amounts, interest rates, and other charges regarding loans; regulate whether and under what circumstances insurance and other ancillary products may be offered in connection with a lending transaction; and provide for consumer protection. The extent of state regulation of our insurance business varies by product and by jurisdiction, but relates primarily to the following: licensing; conduct of business; periodic examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on dividend payments and other related party transactions; types of products offered; approval of policy forms and premium rates; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses, and other purposes; and claims processing. We are also subject to various laws and regulations relating to our subsidiaries in the United Kingdom. Changes in these laws or regulations could affect our ability to conduct business or the manner in which we conduct business and, accordingly, could have a material adverse effect on our consolidated results of operations or financial condition. See Regulation in Item 1 for a discussion of the regulation of our business segments.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years. WFI leases office facilities under leases that expire in 2015. Ocean leases approximately one-half of the space it currently occupies for office facilities under leases that expire in 2018. Ocean also leases land on which it owns office facilities in Tamworth, England under a 999 year land lease that expires in 3001.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. AGFC subsidiaries own two branch offices in Riverside and Barstow, California, two branch offices in Hato Rey and Isabela, Puerto Rico, one branch office in Terre Haute, Indiana, and eight buildings in Evansville, Indiana. The Evansville buildings house our administrative offices, our centralized services and support operations, and one of our branch offices. In 2007, we began construction on a new building in Evansville, Indiana to house additional administrative offices and to support operations.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for AGFC’s common stock. AGFC is an indirect wholly owned subsidiary of AIG. AGFC paid the following cash dividends on its common stock:

Quarter Ended
(dollars in thousands)	2007	2006
March 31	$140,003	$100,078
June 30	-	85,036
September 30	20,021	69,999
December 31	-	60,050
Total	$160,024	$315,163

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Note 21 of the Notes to Consolidated Financial Statements in Item 8, regarding limitations on the ability of AGFC and its subsidiaries to pay dividends.

Item 6.  Selected Financial Data.

You should read the following selected financial data in conjunction with the consolidated financial statements and related notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

At or for the Years Ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Total revenues	$ 2,737,435	$ 2,890,774	$ 2,898,512	$ 2,420,500	$ 2,162,373
Net income (a)	$ 90,130	$ 430,563	$ 514,850	$ 469,987	$ 363,573
Total assets	$30,124,244	$27,212,402	$25,659,878	$22,093,808	$16,771,141
Long-term debt	$22,036,616	$18,585,636	$18,092,860	$14,481,059	$10,686,887
Average net receivables	$24,127,084	$23,252,015	$22,043,734	$17,211,268	$13,800,558
Average borrowings	$23,030,478	$22,257,314	$20,306,789	$15,847,780	$12,952,422
Yield	10.46%	10.44%	10.27%	11.14%	12.41%
Interest expense rate	5.22%	5.06%	4.26%	3.95%	4.17%
Interest spread	5.24%	5.38%	6.01%	7.19%	8.24%
Operating expense ratio	3.99%	3.67%	3.76%	4.48%	4.90%
Allowance ratio	2.40%	2.04%	2.25%	2.26%	3.07%
Charge-off ratio	1.17%	0.97%	1.18%	1.61%	2.21%
Charge-off coverage	2.10x	2.14x	1.99x	1.62x	1.50x
Delinquency ratio	2.89%	2.09%	1.97%	2.32%	3.33%
Return on average assets	0.32%	1.63%	2.11%	2.44%	2.28%
Return on average equity	2.79%	13.25%	17.04%	19.97%	18.79%
Ratio of earnings to fixed charges	1.09x	1.58x	1.92x	2.06x	2.03x
Adjusted tangible leverage	8.11x	7.59x	7.43x	7.58x	7.75x
Debt to equity ratio	7.93x	6.98x	6.79x	6.76x	6.76x

(a)

We exclude per share information because AGFI owns all of AGFC’s common stock.

Item 6.  Continued

Glossary

Adjusted tangible leverage	total debt less 75% of hybrid debt divided by the sum of tangible equity and 75% of hybrid debt
Allowance ratio	allowance for finance receivable losses as a percentage of net finance receivables
Average borrowings	average of debt for each day in the period
Average net receivables	average of net finance receivables at the beginning and end of each month in the period
Charge-off coverage	allowance for finance receivable losses to net charge-offs
Charge-off ratio	net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Debt to equity ratio	total debt divided by total equity
Delinquency ratio	gross finance receivables 60 days or more past due (customer has not made 3 or more contractual payments) as a percentage of gross finance receivables
Hybrid debt

capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies

Interest expense rate	interest expense as a percentage of average borrowings
Interest spread	yield less interest expense rate
Operating expense ratio	total operating expenses as a percentage of average net receivables
Ratio of earnings to fixed charges	see Exhibit 12 for calculation
Return on average assets	net income as a percentage of the average of total assets at the beginning and end of each month in the period
Return on average equity	net income as a percentage of the average of total equity at the beginning and end of each month in the period
Tangible equity	total equity less goodwill, other intangibles, and accumulated other comprehensive (loss) income
Yield	finance charges as a percentage of average net receivables

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

An index to our discussion and analysis follows:

Topic	Page
Forward-Looking Statements	27
Overview and Outlook:
Overview 2008 Outlook	28 28
Basis of Reporting	29
Critical Accounting Estimates	30
Critical Accounting Policies	32
Off-Balance Sheet Arrangements	32
Capital Resources and Liquidity:
Capital Resources Liquidity	32 34
Analysis of Financial Condition:
Finance Receivables Real Estate Owned Real Estate Loans Held for Sale Investments Asset/Liability Management	38 42 42 44 45
Analysis of Operating Results:

Net Income

Finance Charges

Mortgage Banking Revenues

Insurance Revenues

Investment Revenue

Loan Brokerage Fees Revenues

Net Service Fees from Affiliates

Other Revenues

Interest Expense

Operating Expenses

Provision for Finance Receivable Losses

Insurance Losses and Loss Adjustment Expenses

Provision for Income Taxes

46 48 50 51 52 52 53 53 54 56 56 60 61
Regulation and Other:
Regulation Taxation	62 62

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

•

natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, and branches or other operating facilities; and

•

war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce.

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

During 2007, the U.S. mortgage and credit markets experienced significant turmoil as housing prices softened, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments contributed to the significant decline in net income in 2007 when compared to 2006. Our branch operations experienced growth as many mortgage lending sources that became available in the market during the past few years withdrew. While total finance charges increased compared to 2006, most of the increase was offset by higher corporate borrowing costs due to higher debt refinancing rates and increased credit risk spreads required by institutional investors. The market turmoil also resulted in many legislative and regulatory initiatives attempting to address concerns surrounding continued consumer homeownership affordability. Our mortgage banking operations in our centralized real estate segment continued to contract during 2007 and established a reserve of $178 million for estimated costs of a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for information on the Supervisory Agreement. In addition, the softening U.S. economy and tightening of credit availability were primary drivers for increasing consumer charge-offs and delinquencies during 2007 for the general market and our operations as well.

2008 Outlook

Most economists predict very modest U.S. economic growth during 2008, with the possibility of a recession. With the softening economy, increases in unemployment are anticipated and the housing and mortgage markets are expected to remain weak through most of 2008. Despite inflation concerns, the Federal Reserve appears ready to support market liquidity through lower benchmark interest rates. However, credit spreads to benchmark rates could remain high as investors demand greater risk compensation that would offset benchmark rate savings for debt financing, primarily with respect to long-term debt. In this environment, we anticipate continued decreases in originations of real estate loans held for sale, modest internally-generated finance receivable growth, and moderate increases in delinquency, net charge-offs, writedowns on real estate owned, and losses on the sales of real estate owned as our finance receivable portfolio continues to mature. A change in mix of our finance receivables, resulting from real estate loan growth being less than non-real estate loan and retail sales finance growth, should result in increases in total yield, but it will also likely result in higher delinquency and net charge-offs beyond that driven by a weaker consumer in the softer U.S. economy.

Item 7.  Continued

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

At December 31, 2007, 80% of our assets were net finance receivables less allowance for finance receivable losses. Finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method.

At December 31, 2007, 95% of our liabilities were debt issued primarily to support our net finance receivables and real estate loans held for sale. Interest expense is a function of the amount of average borrowings and the interest expense rate on those average borrowings. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our swap agreements that qualify as hedges under GAAP.

At December 31, 2007, 1% of our assets were real estate loans held for sale. Mortgage banking revenues include net gain on sale of real estate loans held for sale, provision for warranty reserve, and interest income on real estate loans held for sale. GAAP requires that we recognize the difference between the sales price we receive when we sell a real estate loan held for sale and our investment in that loan as a gain or loss at the time of the sale. We also charge provisions for recourse obligations to provision for warranty reserve to maintain the reserves for recourse obligations at required levels. GAAP also requires that we recognize interest as revenue on the accrual basis using the interest method during the period we hold a real estate loan held for sale.

Insurance revenues consist primarily of insurance premiums resulting from our branch customers purchasing various credit and non-credit insurance policies. Insurance premium revenue is a function of the premium amounts and policy terms. GAAP dictates the methods of insurance premium revenue recognition. Insurance revenues also include commissions received from selling third party insurers’ products, primarily through the operations of Ocean, which we acquired in January 2007.

We invest cash generated by our insurance business segment primarily in investment securities, which were 5% of our assets at December 31, 2007, and to lesser extents in commercial mortgage loans, investment real estate, and policy loans, which we include in other assets. We report the resulting revenue in investment revenue. GAAP requires that we recognize interest on these investments as revenue on the accrual basis.

Loan brokerage fees revenues, through the operations of Ocean, consist of commissions from lenders for loans brokered to them, fees from customers to process their loans, and fees from other credit originators for customer referrals. We recognize these commissions and fees in loan brokerage fees revenues when earned.

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

Item 7.  Continued

CRITICAL ACCOUNTING ESTIMATES

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses. Our finance receivable portfolio consists of $24.7 billion of net finance receivables due from 2.1 million customer accounts. These accounts were originated or purchased and are serviced primarily by our branch or centralized real estate business segments.

To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate through our branch business segment. In our centralized real estate business segment, WFI and MorEquity originate real estate loans according to established underwriting criteria and, in first quarter 2006 and prior, AIG Bank originated real estate loans using WFI and MorEquity services according to AIG Bank’s established underwriting criteria. Our correspondent lenders originate real estate loans according to underwriting criteria we establish for them. As part of our due diligence, we individually reviewed the real estate loans we obtained through AIG Bank and also individually review real estate loans we obtain through our correspondent lenders. We perform due diligence investigations on all portfolio acquisitions. We utilize standard collection procedures supplemented with data processing systems to aid branch, centralized support operations, and centralized real estate personnel in their finance receivable collection processes.

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

We use migration analysis and, effective first quarter 2007, the Monte Carlo technique as the principal tools to determine the appropriate amount of allowance for finance receivable losses. Both migration and Monte Carlo are statistical techniques that attempt to predict the future amount of losses for existing pools of finance receivables. Migration analysis applies empirically measured historical movement of like finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools. We calculate migration analysis using three different scenarios based on varying assumptions to evaluate a range of possible outcomes. The Monte Carlo technique uses multiple iterations to simulate the effect of various economic conditions. The simulation generates a distribution of losses over a specified timeframe.

Item 7.  Continued

We utilize the migration and Monte Carlo results for the Company’s finance receivable portfolio to arrive at an estimate of inherent losses for the finance receivables existing at the time of analysis. We adjust the amounts determined by migration and Monte Carlo for management’s estimate of the effects of model imprecision, recent changes to our underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. This adjustment resulted in an increase to the amount determined by migration and Monte Carlo of $43.7 million at December 31, 2007, compared to an increase of $57.2 million at December 31, 2006, determined by migration analysis.

In third quarter 2005, we also increased our allowance for finance receivable losses by $56.8 million in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $9.7 million in 2007 and $35.2 million in 2006.

We maintain our allowance for finance receivable losses at our estimated “most likely” outcome of our migration and, effective first quarter 2007, Monte Carlo scenarios, as adjusted. If we had chosen to establish the allowance for finance receivable losses at the highest and lowest levels produced by the various adjusted migration and, effective first quarter 2007, Monte Carlo scenarios, our allowance for finance receivable losses at December 31, 2007 and 2006, and provision for finance receivable losses and net income for 2007 and 2006 would have changed as follows:

At or for the Years Ended December 31,
(dollars in millions)	2007	2006
Highest level: Increase in allowance for finance receivable losses	$ 96.0	$ 50.0
Increase in provision for finance receivable losses	96.0	50.0
Decrease in net income	(62.4)	(32.5)
Lowest level: Decrease in allowance for finance receivable losses	$(90.9)	$(83.5)
Decrease in provision for finance receivable losses	(90.9)	(83.5)
Increase in net income	59.1	54.3

The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If the committee’s review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. On a quarterly basis, AIG’s Chief Credit Officer and the Chief Financial Officer of AIG’s Financial Services Division review and approve the conclusions reached by the committee. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions considered by the Credit Strategy and Policy Committee to support its conclusions. See Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.

Item 7.  Continued

CRITICAL ACCOUNTING POLICIES

We consider the determination of the allowance for finance receivable losses to be our most critical accounting policy. Information regarding this critical accounting policy is disclosed in Critical Accounting Estimates. We describe our significant accounting policies in Note 3 of the Notes to Consolidated Financial Statements in Item 8.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by SEC rules.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables and real estate loans held for sale. We base our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding.

December 31,	2007		2006
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$22,036.6	76%	$18,585.7	71%
Short-term debt	3,582.9	13	4,372.6	16
Total debt	25,619.5	89	22,958.3	87
Equity	3,230.6	11	3,287.7	13
Total capital	$28,850.1	100%	$26,246.0	100%
Net finance receivables	$24,720.0		$23,507.0
Real estate loans held for sale	$ 232.7		$ 1,121.6

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. AGFC obtains most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At December 31, 2007, short-term debt included $3.3 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At December 31, 2007, short-term debt included $194.0 million of extendible commercial notes.

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2007, AGFC had committed credit facilities totaling $4.753 billion, including a $2.125 billion multi-year credit facility and a $2.625 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. See Note 15 of the Notes to Consolidated Financial Statements in Item 8 for additional information on credit facilities.

Item 7.  Continued

Our larger committed credit facilities at December 31, 2007, expire as follows:

(dollars in millions)	Committed Amount
July 2008	$2,625.0
July 2010	2,125.0
Total	$4,750.0

We expect to replace or extend these credit facilities on or prior to their expiration.

AGFC has historically paid dividends to (or received capital contributions from) its parent to manage to our targeted leverage. Certain AGFC financing agreements effectively limit the amount of dividends AGFC is permitted to pay. Under the most restrictive provision contained in these agreements, $1.5 billion of AGFC’s retained earnings was free from restriction at December 31, 2007.

From 2001 through 2006, we targeted our leverage to be a ratio of 7.5 to 1 of debt to tangible equity, where tangible equity equaled total shareholder’s equity less goodwill and accumulated other comprehensive (loss) income. Beginning in the first quarter of 2007, we changed our method of measuring target leverage primarily to accommodate AGFC’s issuance of $350.0 million aggregate principal amount of 60-year junior subordinated debentures (“hybrid debt”) following our acquisition of Ocean in January 2007. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGFC in a Rule 144A/Regulation S offering. AGFC can redeem the debentures at par beginning in January 2017. Based upon the terms of these junior subordinated debentures, credit rating agencies have acknowledged that until January 2017, at least 75% of such hybrid debt will be afforded equity treatment in their measurement of AGFC’s leverage.

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 7.5 to 1 of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangibles, and accumulated other comprehensive (loss) income. Based on this definition, our adjusted tangible leverage at December 31, 2007, was 8.11x compared to 7.59x at December 31, 2006. However, in targeting December 31, 2007 leverage, management deducted from adjusted debt $1.9 billion of debt, the proceeds of which were held as cash equivalents, to achieve an effective adjusted tangible leverage of 7.50x. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding these cash equivalents.

Reconciliations of total debt to adjusted debt were as follows:

December 31,
(dollars in millions)	2007	2006
Total debt	$25,619.5	$22,958.3
75% of hybrid debt	(261.9)	-
Adjusted debt	$25,357.6	$22,958.3

Item 7.  Continued

Reconciliations of equity to adjusted tangible equity were as follows:

December 31,
(dollars in millions)	2007	2006
Equity	$3,230.6	$3,287.7
75% of hybrid debt	261.9	-
Goodwill	(336.3)	(220.4)
Other intangibles	(111.1)	(18.6)
Accumulated other comprehensive loss (income)	81.8	(24.5)
Adjusted tangible equity	$3,126.9	$3,024.2

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

Item 7.  Continued

Principal sources and uses of cash were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Principal sources of cash: Net issuances of debt	$2,159.1	$1,040.9	$3,381.5
Operations	1,445.0	-	612.9
Capital contributions	115.0	-	55.0
Sale of finance receivables held for investment to AGFI subsidiary for securitization	-	509.6	-
Total	$3,719.1	$1,550.5	$4,049.4
Principal uses of cash: Net originations and purchases of finance receivables	$1,374.0	$ 854.8	$3,879.4
Dividends paid	160.0	315.2	117.0
Operations	-	244.5	-
Total	$1,534.0	$1,414.5	$3,996.4

Net cash from operations increased in 2007 primarily due to a significant decrease in net originations of real estate loans held for sale resulting from the slower U.S. housing market and our tighter underwriting guidelines. Net issuances of debt increased in 2007 primarily to support growth in finance receivables.

Net originations and purchases of finance receivables and net issuances of debt decreased in 2006 primarily due to decreases in our centralized real estate loan production caused by a less robust U.S. housing market in 2006 compared to the prior year. Net cash from operations decreased in 2006 primarily due to an increase in net originations of real estate loans held for sale resulting from the termination of the mortgage services agreements with AIG Bank which had the effect of decreasing service fees from AIG Bank and increasing real estate loans held for sale using our own state licenses.

Net originations and purchases of finance receivables and net issuances of debt decreased in 2005 primarily due to decreases in our centralized real estate loan production. Net cash from operations decreased in 2005 primarily due to an increase in net originations of real estate loans held for sale.

Dividends paid, less capital contributions received, reflect net income retained by AGFC to maintain equity and total debt at our leverage target.

At December 31, 2007, material contractual obligations were as follows:

(dollars in millions)	Less than 1 year	From 1-3 years	From 4-5 years	Over 5 Years	Total
Debt: Long-term debt	$ 3,896.9	$ 6,012.6	$ 4,975.6	$ 7,151.5	$22,036.6
Short-term debt	3,582.9	-	-	-	3,582.9
Interest payments on debt	972.2	1,639.3	1,183.9	2,691.7	6,487.1
Operating leases	65.6	84.2	35.4	817.8	1,003.0
Unrecognized tax benefit	3.8	-	-	-	3.8
Total	$ 8,521.4	$ 7,736.1	$ 6,194.9	$10,661.0	$33,113.4

Item 7.  Continued

We expect to refinance maturities of our debt in the capital markets. Any adverse changes in our operating performance or credit ratings could limit our access to capital markets for these refinancings and/or significantly increase our cost of borrowings for these refinancings.

AGFC anticipates issuing approximately $3 billion of long-term debt and increasing commercial paper outstanding during 2008 to refinance $3.9 billion of maturing long-term debt and to support finance receivable growth. The actual amount of long-term debt issuances will depend on economic and market conditions, receivable growth, acquisition opportunities, and other available funding sources. We anticipate that our long-term debt issuances will occur in the public domestic and foreign capital markets.

In first quarter 2006, a consolidated special purpose subsidiary of AGFI purchased $512.3 million of real estate loans from a subsidiary of AGFC. The AGFI subsidiary securitized $492.8 million of these real estate loans.

We further diversify our funding sources by issuing foreign currency denominated debt. We execute financial derivative transactions with a non-subsidiary affiliate to economically hedge exchange rate fluctuations.

We estimated future interest payments on floating-rate debt based upon floating rates in effect at December 31, 2007.

Operating leases represent annual rental commitments for leased office space, automobiles, and data processing and related equipment.

The unrecognized tax benefit resulted from our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). See Note 21 of the Notes to Consolidated Financial Statements in Item 8 for additional FIN 48 disclosures.

Item 7.  Continued

We believe that consistent execution of our business strategies should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines that are intended to maintain adequate liquidity, to mitigate the impact of an inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At December 31, 2007, that percentage was 13% compared to 18% at December 31, 2006.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2007, we had $4.753 billion of committed bank credit facilities.

•

At December 31, 2007, AGFC had the corporate authority to issue up to $8.1 billion of senior long-term debt securities registered under the Securities Act of 1933 using AGFC’s effective shelf registration statement.

•

We have established AGFC as an issuer of debt securities in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or sell for securitizations, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $7.3 billion in 2007, $7.9 billion in 2006, and $8.2 billion in 2005. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

Item 7.  Continued

ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Amount, number, and average size of net finance receivables originated and renewed and net purchased by type were as follows:

Years Ended December 31,	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Originated and renewed Amount (in millions): Real estate loans	$ 4,315.0	41%	$ 4,760.3	45%	$ 7,497.5	60%
Non-real estate loans	3,791.8	36	3,581.4	34	3,309.6	26
Retail sales finance	2,420.1	23	2,159.9	21	1,764.4	14
Total	$10,526.9	100%	$10,501.6	100%	$12,571.5	100%
Number: Real estate loans	50,265	3%	64,878	4%	83,170	5%
Non-real estate loans	822,317	47	826,476	48	800,399	49
Retail sales finance	890,157	50	832,657	48	735,884	46
Total	1,762,739	100%	1,724,011	100%	1,619,453	100%
Average size (to nearest dollar): Real estate loans	$85,845		$73,373		$90,147
Non-real estate loans	4,611		4,333		4,135
Retail sales finance	2,719		2,594		2,398
Net purchased Amount (in millions): Real estate loans	$ 236.6	97%	$ 136.8	91%	$ 1,304.4	99%
Non-real estate loans	4.0	2	1.6	1	4.3	-
Retail sales finance	3.6	1	12.3	8	11.5	1
Total	$ 244.2	100%	$ 150.7	100%	$ 1,320.2	100%
Number: Real estate loans	4,523	67%	1,338	18%	7,563	51%
Non-real estate loans	415	6	326	4	1,054	7
Retail sales finance	1,785	27	5,861	78	6,244	42
Total	6,723	100%	7,525	100%	14,861	100%
Average size (to nearest dollar): Real estate loans	$52,313		$102,244		$172,474
Non-real estate loans	9,549		5,021		4,021
Retail sales finance	2,040		2,084		1,844

Net purchased for 2007 included sales of $11.0 million of real estate loans. We had no sales of finance receivables in 2006 or 2005.

Item 7.  Continued

Amount, number, and average size of total net finance receivables originated, renewed, and net purchased by type were as follows:

Years Ended December 31,	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Originated, renewed, and net purchased Amount (in millions): Real estate loans	$ 4,551.6	42%	$ 4,897.1	46%	$ 8,801.9	63%
Non-real estate loans	3,795.8	35	3,583.0	34	3,313.9	24
Retail sales finance	2,423.7	23	2,172.2	20	1,775.9	13
Total	$10,771.1	100%	$10,652.3	100%	$13,891.7	100%
Number: Real estate loans	54,788	3%	66,216	4%	90,733	6%
Non-real estate loans	822,732	47	826,802	48	801,453	49
Retail sales finance	891,942	50	838,518	48	742,128	45
Total	1,769,462	100%	1,731,536	100%	1,634,314	100%
Average size (to nearest dollar): Real estate loans	$83,076		$73,957		$97,009
Non-real estate loans	4,614		4,334		4,135
Retail sales finance	2,717		2,590		2,393

Amount of net purchased net finance receivables as a percentage of total net finance receivables originated, renewed, and net purchased by type was as follows:

Years Ended December 31,	2007	2006	2005
Real estate loans	5%	3%	15%
Non-real estate loans	-	-	-
Retail sales finance	-	1	1
Total	2%	1%	10%

The slower U.S. housing market and our tighter underwriting guidelines resulted in lower levels of originations of real estate loans in 2007 than in 2006 and 2005.

Item 7.  Continued

Amount, number, and average size of net finance receivables by type were as follows:

December 31,	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Net finance receivables Amount (in millions): Real estate loans	$18,772.6	76%	$18,179.7	77%	$18,208.7	80%
Non-real estate loans	3,835.2	15	3,468.9	15	3,162.6	14
Retail sales finance	2,112.2	9	1,858.4	8	1,498.5	6
Total	$24,720.0	100%	$23,507.0	100%	$22,869.8	100%
Number: Real estate loans	212,095	10%	213,298	11%	221,206	12%
Non-real estate loans	911,650	44	879,227	45	858,180	47
Retail sales finance	934,508	46	862,319	44	748,137	41
Total	2,058,253	100%	1,954,844	100%	1,827,523	100%
Average size (to nearest dollar): Real estate loans	$88,510		$85,231		$82,316
Non-real estate loans	4,207		3,945		3,685
Retail sales finance	2,260		2,155		2,003

We transferred $512.3 million of real estate loans held for investment to real estate loans held for sale in December 2005 in anticipation of the sale of these real estate loans to an AGFI subsidiary for securitization which occurred in first quarter 2006.

The amount of first mortgage loans was 92% of our real estate loan net receivables at December 31, 2007, 2006, and 2005.

The largest concentrations of net finance receivables were as follows:

December 31, 2007
(dollars in millions)	Amount	Percent
California	$ 3,440.0	14%
Florida	1,575.7	6
Ohio	1,287.5	5
Illinois	1,136.8	5
Virginia	1,086.2	4
N. Carolina	1,029.9	4
Pennsylvania	968.7	4
Colorado	879.0	4
Other	13,316.2	54
Total	$24,720.0	100%

Item 7.  Continued

December 31, 2006
(dollars in millions)	Amount	Percent
California	$ 3,192.6	14%
Florida	1,496.7	6
Ohio	1,310.2	5
Illinois	1,108.2	5
Virginia	1,056.3	4
N. Carolina	958.5	4
Colorado	897.1	4
Pennsylvania	888.1	4
Other	12,599.3	54
Total	$23,507.0	100%

December 31, 2005
(dollars in millions)	Amount	Percent
California	$ 3,254.5	14%
Florida	1,445.9	6
Ohio	1,323.9	6
Illinois	1,081.8	5
Virginia	1,061.2	4
N. Carolina	932.7	4
Colorado	862.9	4
Pennsylvania	823.5	4
Other	12,083.4	53
Total	$22,869.8	100%

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. In addition, 97% of our finance receivables at December 31, 2007, were secured by real property or personal property. While finance receivables have exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on how we estimate finance receivable losses.

Contractual maturities of net finance receivables by type at December 31, 2007, were as follows:

	Real	Non-Real	Retail
(dollars in millions)	Estate Loans	Estate Loans	Sales Finance	Total
2008	$ 309.0	$ 910.4	$ 454.4	$ 1,673.8
2009	376.1	1,190.2	367.4	1,933.7
2010	401.3	879.5	199.7	1,480.5
2011	425.6	447.9	115.9	989.4
2012	445.6	178.7	72.8	697.1
2013+	16,815.0	228.5	902.0	17,945.5
Total	$18,772.6	$3,835.2	$2,112.2	$24,720.0

Item 7.  Continued

Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections. See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for actual principal cash collections and such collections as a percentage of average net receivables by type for each of the last three years.

Real Estate Owned

Changes in the amount of real estate owned were as follows:

At or for the Years Ended December 31,
(dollars in millions)	2007	2006	2005
Balance at beginning of year	$ 55.2	$ 45.8	$ 37.9
Properties acquired	154.4	88.8	78.0
Properties sold or disposed of	(77.5)	(69.8)	(62.4)
Monthly writedowns	(11.6)	(9.6)	(7.7)
Balance at end of year	$120.5	$ 55.2	$ 45.8
Real estate owned as a percentage of real estate loans	0.64%	0.30%	0.25%

Changes in the number of real estate owned properties were as follows:

At or for the Years Ended December 31,	2007	2006	2005
Balance at beginning of year	959	852	812
Properties acquired	1,977	1,596	1,398
Properties sold or disposed of	(1,504)	(1,489)	(1,358)
Balance at end of year	1,432	959	852

Real estate owned increased in 2007 reflecting the downturn in the U.S. residential real estate market and the resulting increase in foreclosures. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Real Estate Loans Held for Sale

Real estate loans held for sale were as follows:

December 31,
(dollars in millions)	2007	2006	2005
Real estate loans held for sale	$232.7	$1,121.6	$663.7

Item 7.  Continued

The slower U.S. housing market and our tighter underwriting guidelines resulted in significantly lower levels of originations of real estate loans held for sale at December 31, 2007, when compared to December 31, 2006. We fund these real estate loans held for sale primarily with short-term debt, which accounts for most of the decrease in short-term debt in 2007.

In first quarter 2006 and prior, our mortgage origination subsidiaries maintained agreements with AIG Bank whereby these subsidiaries provided services for AIG Bank’s origination and sale of non-conforming residential real estate loans held for sale. In first quarter 2006, these subsidiaries terminated their services agreements with AIG Bank and began originating non-conforming residential real estate loans held for sale to investors using their own state licenses. This change from externally provided services to internally generated originations and sales resulted in the increase in real estate loans held for sale at December 31, 2006, when compared to December 31, 2005. Additionally, the revenue produced by our mortgage origination subsidiaries’ services changed from net service fees from affiliates to net gain on sales of real estate loans held for sale and interest income on real estate loans held for sale, which we include in mortgage banking revenues. We funded these real estate loans held for sale primarily with short-term debt, which accounted for most of the increase in short-term debt in 2006.

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

We are exposed to price risk due to market increases in real estate loan interest rates between the dates we issue IRLCs to applicants and the dates applicants exercise IRLCs and we fund the real estate loan commitments. The uncertainty of the percentage of applicants that will close their real estate loans within the commitment periods at the rates to which we are committed complicates our management of this risk. This percentage fluctuates and is influenced by several factors, the primary one being market increases in real estate loan interest rates. However, some applicants close real estate loans at the rates to which we committed even when real estate loan interest rates decrease.

Generally, we expect the probability of funding IRLCs to increase if real estate loan interest rates increase and to decrease if real estate loan interest rates decrease. However, applicants are also influenced by the cost, complexity, and time of the real estate loan approval and closing processes. We have developed estimates of the number of applicants that will not close their real estate loans (fallout) based on our IRLCs using our historical experience, which we periodically update. We based these estimates on real estate loan interest rate changes over the course of our commitments. We use these fallout estimates to attempt to predict the amount of IRLCs we may ultimately fund and to estimate the fair values of these IRLCs. At December 31, 2007, the notional amount of our IRLCs totaled $102.3 million (estimated fair value of $67,000 recorded in other assets), compared to $645.2 million at December 31, 2006 (estimated fair value of $430,000 recorded in other liabilities).

Item 7.  Continued

Forward Sale Commitments. We enter into forward sale commitments with real estate loan investors. These commitments require us to sell specified amounts and types of real estate loans with specified interest rates over the commitment periods. We record forward sale commitments at fair value in derivative assets or liabilities. We record changes in the fair value in net gain or loss on sales of real estate loans held for sale.

We use forward sale commitments to hedge price risk associated with our IRLCs and our real estate loans held for sale. We expect the changes in fair values of these forward sale commitments to be opposite the changes in fair values of our IRLCs and real estate loans held for sale, thereby reducing earnings volatility. We consider numerous factors and strategies when we determine the portion of our IRLCs and real estate loans held for sale we want to hedge.

At December 31, 2007, the notional amount of our forward sale commitments which extend to February 29, 2008, totaled $135.0 million (estimated fair value of $0.6 million recorded in other liabilities), compared to $975.0 million of forward sale commitments which extended to February 28, 2007 (estimated fair value of $4.1 million recorded in other assets) at December 31, 2006.

Investments

Insurance investments by type were as follows:

December 31,	2007		2006		2005
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Investment securities	$1,422.0	91%	$1,376.9	93%	$1,334.1	95%
Commercial mortgage loans	137.3	9	87.0	6	61.7	4
Policy loans	1.8	-	1.9	-	1.9	-
Investment real estate	0.1	-	6.9	1	6.7	1
Total	$1,561.2	100%	$1,472.7	100%	$1,404.4	100%

Investment securities are the majority of our insurance business segment’s investment portfolio. Our investment strategy is to optimize aftertax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 for further information on investment securities.

Item 7.  Continued

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. Although finance receivable lives may change in response to market interest rate changes, for the quarter ending December 31, 2007, our finance receivables had the following average lives:

Average Life In Years
Real estate loans	5.6
Non-real estate loans	1.7
Retail sales finance	0.9
Total	3.2

The contractual weighted-average life until maturity for our long-term debt was 5.0 years at December 31, 2007.

We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. We base the mix of fixed-rate and floating-rate debt, in part, on the nature of the finance receivables being supported. Our real estate loans held for sale are funded primarily with floating-rate debt.

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 25% of our borrowings at December 31, 2007, compared to 39% at December 31, 2006. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. Adjustable-rate net finance receivables (excluding those still in a fixed-rate period) represented 4% of our net finance receivables at December 31, 2007, compared to 6% at December 31, 2006. Approximately 9% of our real estate loans outstanding at December 31, 2007, are scheduled to reset by the end of 2008.

Item 7.  Continued

ANALYSIS OF OPERATING RESULTS

Net Income

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Net income	$ 90.1	$430.6	$514.9
Amount change	$(340.5)	$ (84.3)	$ 44.9
Percent change	(79)%	(16)%	10%
Return on average assets	0.32%	1.63%	2.11%
Return on average equity	2.79%	13.25%	17.04%
Ratio of earnings to fixed charges	1.09x	1.58x	1.92x

Recent developments affecting the mortgage loan and U.S. residential real estate markets could adversely affect our business. The non-prime or sub-prime mortgage loan market has been the subject of negative attention and has been, and may in the future become, subject to increased or changing regulation. Market developments and regulatory changes could limit our business growth opportunities and could increase our cost of borrowing through the capital markets. Any increased or changing regulation could also require us to devote additional resources to comply with that regulation. Further, the downturn in the U.S. residential real estate market may adversely affect our results of operations. In many cases, decreased property values that accompany a market downturn reduce a borrower’s ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers could cause losses, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage the adoption of increased regulation. Any sustained period of significantly increased costs, delinquencies or losses could adversely affect our results of operations. For a discussion of additional risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A.

Net income decreased significantly in 2007, reflecting a $231.8 million decline in net service fees from affiliates, a $206.0 million increase in provision for finance receivable losses, and a $158.2 million decrease in mortgage banking revenues. During 2007, the U.S. mortgage and credit markets experienced significant turmoil as housing prices softened, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments contributed to the significant decline in net income in 2007 when compared to 2006. Our branch operations experienced growth as many mortgage lending sources that became available in the market during the past few years withdrew. While total finance charges increased compared to 2006, most of the increase was offset by higher corporate borrowing costs due to higher debt refinancing rates and increased credit risk spreads required by institutional investors. The market turmoil also resulted in many legislative and regulatory initiatives attempting to address concerns surrounding continued consumer homeownership affordability. Our mortgage banking operations in our centralized real estate segment continued to contract during 2007 and established a reserve of $178 million for estimated costs of a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for information on the Supervisory Agreement. In addition, the softening U.S. economy and tightening of credit availability were primary drivers for increasing consumer charge-offs and delinquencies during 2007 for the general market and our operations as well. Our charge-off ratio increased to 1.17% in 2007 compared to 0.97% in 2006. Our delinquency ratio increased to 2.89% at December 31, 2007, from 2.09% at December 31, 2006. As a result of our quarterly evaluations of our

Item 7.  Continued

finance receivable portfolios and economic assessments, we increased our allowance for finance receivable losses by a net addition of $113.6 million in 2007.

During 2006, the U.S. Dollar weakened against foreign currencies, including the British Pound and the Euro. This weakening caused negative variances in foreign exchange gain (loss) on foreign currency denominated debt that were not fully offset by positive variances arising from the fair value adjustments of derivatives, principally our cross currency and cross currency interest rate swaps used to economically hedge these exchange rate fluctuations. Activity in the U.S. housing market deteriorated significantly throughout 2006 and ended the year at a fairly low level compared to recent years. This caused significant decreases in our centralized real estate loan production, which resulted in a substantial reduction of revenue when compared to prior years. The Federal Reserve stopped raising the short-term federal funds borrowing rate at mid-year, which slowed the increases in our interest expense rate. Our charge-offs were lower in 2006, primarily due to the improvement in the U.S. economy during 2006. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million in 2006 to reflect our loss exposure at that time.

Although the Federal Reserve increased short-term federal bank borrowing rates by 200 basis points in 2005 following the 125 basis points increase in the second half of 2004, long-term interest rates, including interest rates on most long-term, fixed-rate real estate loans, did not increase significantly during 2005. The relatively low interest rate environment contributed to the continued high level of mortgage refinancing activity during 2005. The interest rate environment along with continued growth in our branch network and centralized real estate operations caused real estate loan average net receivables to increase to 80% of total average net receivables in 2005 compared to 76% in 2004. The low interest rate environment and growth in our real estate loans as a proportion of total finance receivables contributed to a decrease in our yield in 2005. New borrowings to fund our finance receivable growth at higher interest rates and higher short-term interest expense rate increased our total interest expense rate in 2005, which reduced our interest spread. We increased the allowance for finance receivable losses by $68.3 million in 2005, primarily due to the anticipated impact of Hurricane Katrina on our net charge-offs. Expansion of our centralized real estate operations and continued growth of our branch network contributed to an increase in operating expenses, but overall our operating expense ratio improved 72 basis points in 2005 from 2004.

See Note 26 of the Notes to Consolidated Financial Statements in Item 8 for information on the results of the Company’s business segments.

Item 7.  Continued

Our statements of income line items as percentages of each year’s average net receivables were as follows:

Years Ended December 31,	2007	2006	2005
Revenues Finance charges	10.46%	10.44%	10.27%
Mortgage banking	0.25	0.94	0.05
Insurance	0.70	0.67	0.73
Investment	0.36	0.38	0.37
Loan brokerage fees	0.31	-	-
Net service fees from affiliates	(0.72)	0.25	1.42
Other	(0.02)	(0.25)	0.31
Total revenues	11.34	12.43	13.15
Expenses Interest expense	5.00	4.84	3.93
Operating expenses: Salaries and benefits	2.29	2.38	2.42
Other operating expenses	1.70	1.29	1.34
Provision for finance receivable losses	1.64	0.82	1.48
Insurance losses and loss adjustment expenses	0.27	0.25	0.30
Total expenses	10.90	9.58	9.47
Income before provision for income taxes	0.44	2.85	3.68
Provision for income taxes	0.07	1.00	1.34
Net income	0.37%	1.85%	2.34%

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Real estate loans	$ 1,547.3	$ 1,556.6	$ 1,462.7
Non-real estate loans	752.0	686.0	632.8
Retail sales finance	224.8	184.5	168.5
Total	$ 2,524.1	$ 2,427.1	$ 2,264.0
Amount change	$ 97.0	$ 163.1	$ 346.7
Percent change	4%	7%	18%
Average net receivables	$24,127.1	$23,252.0	$22,043.7
Yield	10.46%	10.44%	10.27%

Item 7.  Continued

Finance charges increased due to the following:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Increase in average net receivables	$91.3	$118.2	$ 487.2
Change in yield	5.7	44.9	(135.1)
Decrease in number of days	-	-	(5.4)
Total	$97.0	$163.1	$ 346.7

Average net receivables by type were as follows:

Years Ended December 31,	2007		2006		2005
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans	$18,523.3	77%	$18,364.9	79%	$17,641.0	80%
Non-real estate loans	3,649.2	15	3,271.7	14	3,047.1	14
Retail sales finance	1,954.6	8	1,615.4	7	1,355.6	6
Total	$24,127.1	100%	$23,252.0	100%	$22,043.7	100%

Changes in average net receivables by type were as follows:

Years Ended December 31,	2007		2006		2005
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Real estate loans	$158.4	1%	$ 723.9	4%	$4,600.4	35%
Non-real estate loans	377.5	12	224.6	7	136.7	5
Retail sales finance	339.2	21	259.8	19	95.3	8
Total	$875.1	4%	$1,208.3	5%	$4,832.4	28%

The slower U.S. housing market and our tighter underwriting guidelines resulted in lower levels of originations of real estate loans in 2007 than in 2006 and 2005. Our centralized real estate business segment produced $1.4 billion of our real estate loan originations during 2007, $1.1 billion during 2006, and $3.7 billion during 2005. This environment also resulted in an increase in non-real estate loan average net receivables as customers preferred to take out non-real estate loans rather than refinance their real estate loans at higher rates. Retail sales finance average net receivables were higher due to increased marketing efforts that added new retail merchants.

Yield by type were as follows:

Years Ended December 31,	2007	2006	2005
Real estate loans	8.35%	8.48%	8.29%
Non-real estate loans	20.61	20.97	20.77
Retail sales finance	11.50	11.42	12.43
Total	10.46	10.44	10.27

Item 7.  Continued

Changes in yield in basis points (bp) by type were as follows:

Years Ended December 31,	2007	2006	2005
Real estate loans	(13) bp	19 bp	(31) bp
Non-real estate loans	(36)	20	(39)
Retail sales finance	8	(101)	(188)
Total	2	17	(87)

Real estate loan yield and non-real estate loan yield decreased in 2007 as we originated new loans at lower rates due to market conditions, our tighter underwriting guidelines, and revised credit risk scoring models. Retail sales finance yield increased in 2007 as the change in the mix to longer term promotional products stabilized.

Real estate loan yield increased in 2006 due to a higher proportion of higher yielding branch business segment real estate loans and a lower proportion of lower yielding centralized real estate business segment real estate loans. Non-real estate loan yield increased in 2006 as we originated new loans at higher rates based on market conditions. Retail sales finance yield decreased in 2006 as competitive market conditions resulted in a change in the mix to longer term promotional products.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Net gain on sales of real estate loans held for sale	$ 84.4	$178.1	$ 19.1
Provision for warranty reserve	(80.6)	(35.3)	(12.4)
Interest income on real estate loans held for sale	56.4	75.6	5.1
Total	$ 60.2	$218.4	$ 11.8
Amount change	$(158.2)	$206.6	$ (8.7)
Percent change	(72)%	N/M*	(42)%

* Not meaningful

Mortgage banking revenues decreased in 2007 reflecting a significant decrease in originations of real estate loans held for sale primarily due to the slower U.S. housing market and our tighter underwriting guidelines. The decrease in mortgage banking revenues in 2007 also reflected an increase in provision for warranty reserve which covers costs associated with buybacks from investors of mortgage loans that incur certain borrower defaults.

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

Item 7.  Continued

Insurance Revenues

Insurance revenues were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Earned premiums	$159.9	$154.6	$160.1
Commissions	8.0	0.9	0.9
Total	$167.9	$155.5	$161.0
Amount change	$ 12.4	$ (5.5)	$ (15.8)
Percent change	8%	(3)%	(9)%

Commissions increased in 2007 primarily due to our acquisition of Ocean in January 2007. Ocean receives commissions from the sale of various insurance products. Earned premiums increased in 2007 primarily due to an increase in credit premium volume. Earned premiums in 2007 were favorably impacted by the increases in premiums written and the number of non-real estate loan customers in 2006. Non-real estate loan customers have historically purchased the majority of our insurance products.

Earned premiums decreased in 2006 primarily due to lower premiums written in 2005.

Premiums earned by type were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Credit insurance: Life	$ 31.9	$ 30.1	$ 31.3
Accident and health	36.4	35.9	39.0
Property and casualty	24.4	21.9	21.1
Involuntary unemployment	15.2	15.0	15.1
Non-credit insurance: Life	20.8	23.9	24.7
Accident and health	13.8	10.6	9.4
Premiums assumed under reinsurance agreements	17.4	17.2	19.5
Total	$159.9	$154.6	$160.1

Item 7.  Continued

Premiums written by type were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Credit insurance: Life	$ 34.1	$ 30.8	$ 28.5
Accident and health	38.0	36.0	32.5
Property and casualty	25.3	20.7	19.0
Involuntary unemployment	16.5	16.0	14.4
Non-credit insurance: Life	20.8	23.9	24.7
Accident and health	13.8	10.6	9.3
Premiums assumed under reinsurance agreements	17.0	15.8	16.3
Total	$165.5	$153.8	$144.7

Investment Revenue

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Investment revenue	$87.2	$89.1	$ 81.7
Amount change	$(1.9)	$ 7.4	$(10.2)
Percent change	(2)%	9%	(11)%

Investment revenue was affected by the following:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Average invested assets	$1,526.9	$1,438.9	$1,420.2
Investment portfolio yield	6.13%	6.19%	6.38%
Net realized losses on investment securities and securities lending	$ (7.6)	$ (1.8)	$ (8.7)

Generally, we invest cash generated by our insurance operations in various investments, primarily investment securities.

Loan Brokerage Fees Revenues

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Loan brokerage fees revenues	$75.7	$ -	$ -
Amount change	$75.7	$ -	$ -
Percent change	N/A*	N/A*	N/A*

* Not applicable

Item 7.  Continued

Loan brokerage fees revenues reflect the addition of Ocean’s operations in 2007.

Net Service Fees from Affiliates

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Net service fees from affiliates	$(174.4)	$ 57.4	$313.9
Amount change	$(231.8)	$(256.5)	$122.5
Percent change	N/M*	(82)%	64%

* Not meaningful

Net service fees from affiliates decreased in 2007 reflecting accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for information on the Supervisory Agreement.

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

Other Revenues

Other revenues were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Foreign exchange gain (loss) on foreign currency denominated debt	$(33.4)	$(309.4)	$ 78.1
Fair value adjustments of derivatives	2.4	214.1	(26.6)
Interest revenue – notes receivable from AGFI	27.2	31.3	19.2
Writedowns on real estate owned	(11.6)	(9.6)	(7.7)
Net recovery on sales of real estate owned	0.1	2.1	4.1
Other	12.0	14.8	(1.0)
Total	$ (3.3)	$ (56.7)	$ 66.1
Amount change	$ 53.4	$(122.8)	$ 43.5
Percent change	94%	(186)%	193%

Item 7.  Continued

The loss in other revenues decreased in 2007 primarily due to favorable variances in foreign exchange losses on foreign currency denominated debt that were not fully offset by unfavorable variances arising from the fair value adjustments of derivatives. These variances relate primarily to economically swapped positions that did not receive hedge accounting designation until June 2007.

Other revenues decreased in 2006 primarily due to unfavorable variances in foreign exchange gain (loss) on foreign currency denominated debt that were not fully offset by favorable variances arising from the fair value adjustments of derivatives, principally our cross currency and cross currency interest rate swaps used to economically hedge these exchange rate fluctuations. This was primarily due to the weakening of the U.S. Dollar against foreign currencies, including the British Pound and the Euro. The decrease in 2006 was partially offset by higher interest revenue on notes receivable from AGFI.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Long-term debt	$ 957.5	$ 878.4	$ 723.3
Short-term debt	248.1	247.0	142.9
Total	$ 1,205.6	$ 1,125.4	$ 866.2
Amount change	$ 80.2	$ 259.2	$ 239.8
Percent change	7%	30%	38%
Average borrowings	$23,030.5	$22,257.3	$20,306.8
Interest expense rate	5.22%	5.06%	4.26%

Interest expense increased due to the following:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Increase in interest expense rate	$41.1	$176.1	$ 63.7
Increase in average borrowings	39.1	83.1	176.1
Total	$80.2	$259.2	$239.8

Average borrowings by type were as follows:

Years Ended December 31,	2007		2006		2005
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Long-term debt	$18,369.9	80%	$17,464.7	78%	$16,329.5	80%
Short-term debt	4,660.6	20	4,792.6	22	3,977.3	20
Total	$23,030.5	100%	$22,257.3	100%	$20,306.8	100%

Item 7.  Continued

Changes in average borrowings by type were as follows:

Years Ended December 31,	2007		2006		2005
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Long-term debt	$ 905.2	5%	$1,135.2	7%	$4,079.9	33%
Short-term debt	(132.0)	(3)	815.3	21	379.1	11
Total	$773.2	3%	$1,950.5	10%	$4,459.0	28%

AGFC issued $7.1 billion of long-term debt in 2007, compared to $3.2 billion in 2006 and $5.4 billion in 2005. We used the proceeds of these long-term debt issuances to support growth in finance receivables and to refinance maturing debt. A portion of the proceeds of long-term debt issued in 2007 was temporarily invested in cash equivalents. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 for further information.

We fund our real estate loans held for sale primarily with short-term debt, which accounts for most of the decrease in short-term debt average borrowings in 2007. Short-term debt average borrowings increased in 2006 primarily to fund the growth in real estate loans held for sale.

Interest expense rate by type were as follows:

Years Ended December 31,	2007	2006	2005
Long-term debt	5.20%	5.03%	4.41%
Short-term debt	5.26	5.17	3.60
Total	5.22	5.06	4.26

Changes in interest expense rate in basis points by type were as follows:

Years Ended December 31,	2007	2006	2005
Long-term debt	17 bp	62 bp	12 bp
Short-term debt	9	157	82
Total	16	80	31

Until mid-2007, market benchmark interest rates had risen significantly since mid-2004. Beginning mid-2007, market benchmark rates declined, while market credit spreads rose significantly. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Item 7.  Continued

Operating Expenses

Operating expenses were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Salaries and benefits	$553.0	$553.2	$533.2
Other operating expenses	409.9	299.1	296.2
Total	$962.9	$852.3	$829.4
Amount change	$110.6	$ 22.9	$ 57.7
Percent change	13%	3%	7%
Operating expense ratio	3.99%	3.67%	3.76%

Operating expenses increased in 2007 primarily due to the addition of Ocean’s operations in 2007 and growth in our branch business segment, partially offset by a decrease in commissions resulting from lower centralized real estate loan production. The increase in other operating expenses in 2007 also reflected additional amounts recorded relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank.

Operating expenses increased in 2006 primarily due to higher salaries and benefits expenses reflecting growth in our branch business segment, partially offset by a decrease in commissions resulting from lower centralized real estate loan production.

The operating expense ratio increased for 2007 primarily due to higher operating expenses. The decrease in the operating expense ratio for 2006 reflected higher average net receivables and continued emphasis on controlling operating expenses.

Provision for Finance Receivable Losses

At or for the Years Ended December 31,
(dollars in millions)	2007	2006	2005
Provision for finance receivable losses	$396.5	$ 190.5	$326.7
Amount change	$206.0	$(136.2)	$ 62.0
Percent change	108%	(42)%	23%
Net charge-offs	$282.9	$ 224.6	$258.5
Charge-off ratio	1.17%	0.97%	1.18%
Charge-off coverage	2.10x	2.14x	1.99x
60 day+ delinquency	$729.1	$ 501.3	$458.1
Delinquency ratio	2.89%	2.09%	1.97%
Allowance for finance receivable losses	$593.5	$ 479.9	$514.0
Allowance ratio	2.40%	2.04%	2.25%

Item 7.  Continued

Provision for finance receivable losses increased in 2007 as a result of our monthly evaluations of our finance receivable portfolio, and higher net charge-offs in 2007.

Provision for finance receivable losses decreased in 2006 primarily due to a favorable variance in amounts provided for allowance for finance receivable losses when compared to 2005. In third quarter 2005, we added $56.8 million to our allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million in 2006 to reflect our loss exposure at that time.

Charge-offs, recoveries, net charge-offs, and charge-off ratio by type were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Real estate loans: Charge-offs	$ 94.4	$ 70.6	$ 66.1
Recoveries	(6.5)	(9.1)	(6.2)
Net charge-offs	$ 87.9	$ 61.5	$ 59.9
Charge-off ratio	.48%	.33%	.34%
Non-real estate loans: Charge-offs	$185.9	$168.2	$197.1
Recoveries	(33.9)	(35.2)	(32.1)
Net charge-offs	$152.0	$133.0	$165.0
Charge-off ratio	4.18%	4.08%	5.43%
Retail sales finance: Charge-offs	$ 53.0	$ 41.4	$ 44.8
Recoveries	(10.0)	(11.3)	(11.2)
Net charge-offs	$ 43.0	$ 30.1	$ 33.6
Charge-off ratio	2.21%	1.88%	2.49%
Total: Charge-offs	$333.3	$280.2	$308.0
Recoveries	(50.4)	(55.6)	(49.5)
Net charge-offs	$282.9	$224.6	$258.5
Charge-off ratio	1.17%	.97%	1.18%

Changes in net charge-offs by type were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Real estate loans	$26.4	$ 1.6	$ (4.1)
Non-real estate loans	19.0	(32.0)	(7.9)
Retail sales finance	12.9	(3.5)	(3.9)
Total	$58.3	$(33.9)	$(15.9)

Item 7.  Continued

Changes in charge-off ratios in basis points by type were as follows:

Years Ended December 31,	2007	2006	2005
Real estate loans	15 bp	(1) bp	(16) bp
Non-real estate loans	10	(135)	(52)
Retail sales finance	33	(61)	(49)
Total	20	(21)	(43)

Total charge-off ratio increased in 2007 primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates. The increase in charge-off ratio in 2007 also reflected $5.5 million of non-recurring recoveries recorded in first quarter 2006.

The improvement in the charge-off ratio in 2006 was primarily due to positive economic fundamentals during 2006. Net charge-offs in 2006 benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, decreased in 2007 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses. Charge-off coverage improved in 2006 due to lower net charge-offs.

Delinquency based on contract terms in effect and delinquency ratio by type were as follows:

December 31,
(dollars in millions)	2007	2006	2005
Real estate loans: Delinquency	$506.7	$325.2	$281.3
Delinquency ratio	2.70%	1.79%	1.55%
Non-real estate loans: Delinquency	$171.9	$140.5	$145.4
Delinquency ratio	4.12%	3.70%	4.18%
Retail sales finance: Delinquency	$ 50.5	$ 35.6	$ 31.4
Delinquency ratio	2.21%	1.76%	1.92%
Total: Delinquency	$729.1	$501.3	$458.1
Delinquency ratio	2.89%	2.09%	1.97%

Item 7.  Continued

Changes in delinquency from the prior year end by type were as follows:

December 31,
(dollars in millions)	2007	2006	2005
Real estate loans	$181.5	$43.9	$(0.8)
Non-real estate loans	31.4	(4.9)	(4.3)
Retail sales finance	14.9	4.2	(2.8)
Total	$227.8	$43.2	$(7.9)

Changes in delinquency ratio from the prior year end in basis points by type were as follows:

December 31,	2007	2006	2005
Real estate loans	91 bp	24 bp	(29) bp
Non-real estate loans	42	(48)	(35)
Retail sales finance	45	(16)	(42)
Total	80	12	(35)

The delinquency ratio at December 31, 2007, increased when compared to December 31, 2006, primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates.

The increase in the real estate loan delinquency ratio at December 31, 2006 when compared to December 31, 2005, reflected the maturation of the real estate loan portfolio.

Real estate owned increased to $120.5 million at December 31, 2007, from $55.2 million at December 31, 2006, reflecting the downturn in the U.S. residential real estate market and the resulting increase in foreclosures. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at December 31, 2007, when compared to December 31, 2006, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in 2007 in response to our higher levels of real estate loan delinquency. This increase was partially offset by decreases to the allowance for finance receivable losses through the provision for finance receivable losses reflecting our quarterly evaluations of our loss exposure relating to Hurricane Katrina during 2007 and 2006. In third quarter 2005, we added $56.8 million to our allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million in 2006 and $9.7 million in 2007.

Item 7.  Continued

The increase in the allowance ratio at December 31, 2007, when compared to December 31, 2006, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses, partially offset by growth in finance receivables during 2007. The decrease in the allowance ratio at December 31, 2006, when compared to December 31, 2005, was primarily due to decreases to the allowance for finance receivable losses reflecting the Hurricane Katrina adjustments and positive economic fundamentals during 2006.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Claims incurred	$65.9	$63.0	$ 72.9
Change in benefit reserves	-	(3.1)	(6.6)
Total	$65.9	$59.9	$ 66.3
Amount change	$ 6.0	$(6.4)	$(10.4)
Percent change	10%	(10)%	(13)%

Losses incurred by type were as follows:

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Credit insurance: Life	$16.2	$15.6	$16.8
Accident and health	15.2	13.8	16.3
Property and casualty	8.6	5.9	6.6
Involuntary unemployment	2.4	1.9	1.9
Non-credit insurance: Life	3.5	4.6	2.9
Accident and health	8.6	6.5	6.4
Losses incurred under reinsurance agreements	11.4	11.6	15.4
Total	$65.9	$59.9	$66.3

Insurance losses and loss adjustment expenses increased in 2007 primarily due an unfavorable change in benefit reserves for ordinary policies and higher claims incurred.

Insurance losses and loss adjustment expenses decreased in 2006 primarily due to lower credit and non-credit insurance claims incurred, reflecting the decline in the number of credit and non-credit insurance policies in force.

Item 7.  Continued

Provision for Income Taxes

Years Ended December 31,
(dollars in millions)	2007	2006	2005
Provision for income taxes	$ 16.4	$232.1	$295.0
Amount change	$(215.7)	$(62.9)	$ 84.0
Percent change	(93)%	(21)%	40%
Pretax income	$ 106.5	$662.7	$809.8
Effective income tax rate	15.38%	35.02%	36.43%

Pretax income for 2007 reflected higher provision for finance receivable losses and lower revenues from our centralized real estate business segment, including $178 million of accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank.

Provision for income taxes decreased in 2006 due to lower pretax income and a lower effective income tax rate.

The effective income tax rate for 2007 reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million.

Additionally, in fourth quarter 2007, we determined that we should have recorded a deferred tax liability for certain Ocean assets (primarily other intangibles) totaling $116.6 million for which there was no corresponding tax basis. As a result, we established a deferred tax liability of $32.9 million in fourth quarter 2007 in accordance with SFAS 109. In addition, we increased the amount of goodwill recorded in connection with this purchase by $32.9 million in fourth quarter 2007 in accordance with SFAS 141. The applicability to Ocean of Accounting Principles Board 23 “Accounting for Income Taxes-Special Areas” allowed us to establish the deferred tax liability at the United Kingdom tax rate. At December 31, 2007, the deferred tax liability for this purchase totaled $28.8 million.

Our effective income tax rate also declined in 2007 and in 2006 due to the lower pretax income of a subsidiary operating in states with higher than average tax rates.

Item 7.  Continued

REGULATION AND OTHER

Regulation

We discuss regulation of the branch, centralized real estate, and insurance business segments and international regulation in Item 1.

Taxation

We monitor federal, state, and United Kingdom tax legislation and respond with appropriate tax planning.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2007		2006
(dollars in thousands)	+100 bp	-100 bp	+100 bp	-100 bp
Assets Net finance receivables, less allowance for finance receivable losses	$(982,676)	$1,103,791	$(901,487)	$1,010,444
Fixed-maturity investment securities	(77,444)	76,346	(66,826)	74,676
Swap agreements	43,069	(37,770)	113,776	(119,243)
Liabilities Long-term debt	(657,849)	700,427	(473,000)	497,992
Swap agreements	(63,648)	76,172	(13,125)	14,428

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American General Finance Corporation and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 5, 2008

American General Finance Corporation and Subsidiaries

Consolidated Balance Sheets

December 31,
(dollars in thousands)	2007	2006
Assets Net finance receivables (Notes 3 and 7): Real estate loans	$18,772,592	$18,179,644
Non-real estate loans	3,835,176	3,468,931
Retail sales finance	2,112,230	1,858,397
Net finance receivables	24,719,998	23,506,972
Allowance for finance receivable losses (Note 7)	(593,532)	(479,908)
Net finance receivables, less allowance for finance receivable losses	24,126,466	23,027,064
Real estate loans held for sale (Note 8)	232,667	1,121,579
Investment securities (Note 9)	1,422,004	1,376,892
Cash and cash equivalents (Note 10)	2,073,573	225,072
Notes receivable from parent (Note 11)	314,014	287,745
Other assets (Note 12)	1,955,520	1,174,050
Total assets	$30,124,244	$27,212,402
Liabilities and Shareholder’s Equity Long-term debt (Notes 13 and 16)	$22,036,616	$18,585,636
Short-term debt (Notes 14 and 16)	3,582,929	4,372,613
Insurance claims and policyholder liabilities (Note 17)	398,751	391,517
Other liabilities (Note 18)	871,616	563,124
Accrued taxes	3,744	11,785
Total liabilities	26,893,656	23,924,675
Shareholder’s equity: Common stock (Note 19)	5,080	5,080
Additional paid-in capital	1,298,967	1,179,906
Accumulated other comprehensive (loss) income (Note 20)	(81,846)	24,460
Retained earnings (Note 21)	2,008,387	2,078,281
Total shareholder’s equity	3,230,588	3,287,727
Total liabilities and shareholder’s equity	$30,124,244	$27,212,402

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Revenues Finance charges	$2,524,082	$2,427,092	$2,263,985
Mortgage banking	60,234	218,409	11,792
Insurance	167,948	155,496	161,033
Investment	87,169	89,107	81,654
Loan brokerage fees	75,685	-	-
Net service fees from affiliates	(174,401)	57,384	313,936
Other	(3,282)	(56,714)	66,112
Total revenues	2,737,435	2,890,774	2,898,512
Expenses Interest expense	1,205,610	1,125,415	866,203
Operating expenses: Salaries and benefits	553,000	553,151	533,182
Other operating expenses	409,939	299,143	296,221
Provision for finance receivable losses	396,496	190,538	326,720
Insurance losses and loss adjustment expenses	65,878	59,871	66,347
Total expenses	2,630,923	2,228,118	2,088,673
Income before provision for income taxes	106,512	662,656	809,839
Provision for Income Taxes (Note 22)	16,382	232,093	294,989
Net Income	$ 90,130	$ 430,563	$ 514,850

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Common Stock Balance at beginning of year	$ 5,080	$ 5,080	$ 5,080
Balance at end of year	5,080	5,080	5,080
Additional Paid-in Capital Balance at beginning of year	1,179,906	1,179,906	1,124,906
Capital contributions from parent and other	119,061	-	55,000
Balance at end of year	1,298,967	1,179,906	1,179,906
Accumulated Other Comprehensive (Loss) Income Balance at beginning of year	24,460	32,858	37,413
Change in net unrealized (losses) gains: Investment securities and securities lending	(7,281)	(5,730)	(19,785)
Swap agreements	(101,503)	(1,166)	16,601
Foreign currency translation adjustments	1,647	-	-
Retirement plan liabilities adjustment	831	(1,131)	(1,371)
Other comprehensive loss, net of tax	(106,306)	(8,027)	(4,555)
Adjustment to initially apply SFAS 158, net of tax	-	(371)	-
Balance at end of year	(81,846)	24,460	32,858
Retained Earnings Balance at beginning of year	2,078,281	1,962,881	1,565,074
Net income	90,130	430,563	514,850
Common stock dividends	(160,024)	(315,163)	(117,043)
Balance at end of year	2,008,387	2,078,281	1,962,881
Total Shareholder’s Equity	$3,230,588	$3,287,727	$3,180,725

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Cash Flows from Operating Activities Net Income	$ 90,130	$ 430,563	$ 514,850
Reconciling adjustments: Provision for finance receivable losses	396,496	190,538	326,720
Depreciation and amortization	151,654	145,290	157,665
Deferral of finance receivable origination costs	(77,899)	(80,235)	(86,905)
Deferred income tax benefit	(132,958)	(12,841)	(10,196)
Origination of real estate loans held for sale	(4,494,235)	(9,038,680)	(667,498)
Sales and principal collections of real estate loans held for sale	5,386,970	8,213,965	529,520
Net gain on sales of real estate loans held for sale	(84,419)	(178,123)	(19,148)
Provision for warranty reserve	80,597	35,347	12,440
Change in other assets and other liabilities	137,378	75,281	(69,701)
Change in insurance claims and policyholder liabilities	7,234	(6,534)	(24,906)
Change in taxes receivable and payable	(15,086)	(888)	(43,195)
Other, net	(905)	(18,220)	(6,740)
Net cash provided by (used for) operating activities	1,444,957	(244,537)	612,906
Cash Flows from Investing Activities Finance receivables originated or purchased	(8,682,700)	(8,711,015)	(12,036,934)
Principal collections on finance receivables	7,308,747	7,856,262	8,157,537
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	(159,293)	-	-
Sale of finance receivables held for investment to AGFI subsidiary for securitization	-	509,617	-
Investment securities purchased	(186,438)	(174,377)	(353,219)
Investment securities called and sold	98,978	113,640	307,425
Investment securities matured	32,665	7,225	48,847
Change in notes receivable from parent	(26,269)	(4,695)	25,873
Change in premiums on finance receivables purchased and deferred charges	(28,306)	(1,268)	(20,312)
Other, net	(68,455)	(35,075)	(29,398)
Net cash used for investing activities	(1,711,071)	(439,686)	(3,900,181)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	7,086,745	3,156,389	5,442,351
Repayment of long-term debt	(4,024,632)	(2,996,043)	(1,550,410)
Change in short-term debt	(903,037)	880,599	(510,458)
Capital contributions from parent	115,000	-	55,000
Dividends paid	(160,024)	(315,163)	(117,043)
Net cash provided by financing activities	2,114,054	725,782	3,319,440
Effect of exchange rate changes	561	-	-
Increase in cash and cash equivalents	1,848,501	41,559	32,165
Cash and cash equivalents at beginning of year	225,072	183,513	151,348
Cash and cash equivalents at end of year	$ 2,073,573	$ 225,072	$ 183,513

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Net income	$ 90,130	$430,563	$514,850
Other comprehensive loss: Net unrealized (losses) gains on: Investment securities and securities lending	(18,847)	(10,656)	(39,132)
Swap agreements	(158,549)	(5,900)	22,728
Foreign currency translation adjustments	1,647	-	-
Retirement plan liabilities adjustment	1,363	(2,144)	(2,247)
Income tax effect: Net unrealized losses (gains) on: Investment securities and securities lending	6,596	3,730	13,696
Swap agreements	55,493	2,064	(7,954)
Retirement plan liabilities adjustment	(532)	859	876
Other comprehensive loss, net of tax, before reclassification adjustments	(112,829)	(12,047)	(12,033)
Reclassification adjustments included in net income: Realized losses on: Investment securities and securities lending	7,646	1,840	8,694
Swap agreements	2,390	4,107	2,811
Retirement plan liabilities adjustment	-	251	-
Income tax effect: Realized losses on: Investment securities and securities lending	(2,676)	(644)	(3,043)
Swap agreements	(837)	(1,437)	(984)
Retirement plan liabilities adjustment	-	(97)	-
Reclassification adjustments included in net income, net of tax	6,523	4,020	7,478
Other comprehensive loss, net of tax	(106,306)	(8,027)	(4,555)
Comprehensive (loss) income	$ (16,176)	$422,536	$510,295

See Notes to Consolidated Financial Statements.

American General Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

Note 1.  Nature of Operations

American General Finance Corporation will be referred to as “AGFC” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company”, “we”, or “our”. AGFC is a wholly owned subsidiary of American General Finance, Inc. (AGFI). Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG). AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities, financial services and asset management in the United States and abroad. Effective June 29, 2007, AGFI became a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of AIG. AIG Capital Corporation holds full or majority interests in other AIG financial services affiliates, including International Lease Finance Corporation, AIG Consumer Finance Group, Inc., and AIG Equipment Finance Holdings, Inc.

AGFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2007, the Company had 1,567 branch offices in 44 states, Puerto Rico and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 9,100 employees.

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

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchase private label finance receivables originated by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate, under a participation agreement.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

Notes to Consolidated Financial Statements, Continued

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

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages;

•

advances on home equity lines of credit; or

•

correspondent relationships.

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

We fund our branch and centralized real estate business segments through cash flows from operations, public and private capital markets borrowings, sales of finance receivables, and capital contributions from our parent. Access to capital depends on internal and external factors including our ability to maintain adequate operating performance and debt credit ratings and the condition of the capital markets. Our capital market funding sources include:

•

issuances of long-term debt in domestic and foreign markets;

•

short-term borrowings in the commercial paper market;

•

borrowings from banks under credit facilities; and

•

sales of finance receivables for securitizations.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also offer non-credit insurance products. In addition, we monitor our finance receivables to ensure that the collateral is adequately protected, and if it is not adequately protected, we place insurance to cover the collateral. See Note 26 for further information on the Company’s business segments.

At December 31, 2007, the Company had $24.7 billion of net finance receivables due from 2.1 million customer accounts and $4.8 billion of credit and non-credit life insurance in force covering approximately 730,000 customer accounts.

Notes to Consolidated Financial Statements, Continued

Note 2.  Acquisition

Effective January 2, 2007, we acquired Ocean Finance and Mortgages Limited (Ocean), which is headquartered in Staffordshire, England. As a finance broker in the United Kingdom, Ocean offers primarily home owner loans, mortgages, refinancings, and consumer loans. We accounted for this acquisition using purchase accounting, which dictates that the total consideration for a business must be allocated among the fair values of all the underlying assets and liabilities acquired.

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

In fourth quarter 2007, we determined that we should have recorded a deferred tax liability for certain assets (primarily other intangibles) totaling $116.6 million for which there was no corresponding tax basis. As a result, we established a deferred tax liability of $32.9 million in fourth quarter 2007 in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”. In addition, we increased the amount of goodwill recorded in connection with this purchase by $32.9 million in fourth quarter 2007 in accordance with SFAS No. 141 “Business Combinations”. The applicability to Ocean of Accounting Principles Board (APB) 23 “Accounting for Income Taxes-Special Areas” allowed us to establish the deferred tax liability at the United Kingdom tax rate. At December 31, 2007, the deferred tax liability for this purchase totaled $28.8 million.

Based upon the valuation in second quarter 2007 and the establishment of a deferred tax liability in fourth quarter 2007, we adjusted the purchase price to $245.7 million, consisting of $38.3 million for net assets acquired, $101.6 million for goodwill, and $105.8 million for other intangibles. Additional consideration may be paid in the future based upon Ocean’s future earnings.

We included Ocean’s operating results in our financial statements beginning January 2, 2007, the effective date of the acquisition.

Notes to Consolidated Financial Statements, Continued

Note 3.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). The statements include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. To conform to the 2007 presentation, we reclassified certain items in prior periods.

BRANCH AND CENTRALIZED REAL ESTATE BUSINESS SEGMENTS

Finance Receivables

Generally, we classify finance receivables originated in our branch business segment as finance receivables held for investment. We also classify certain real estate loans originated in our centralized real estate business segment that meet our underwriting criteria as finance receivables held for investment and are determined on a loan-by-loan basis. We classify finance receivables as held for investment due to our ability and intent to hold them until customer payoff. We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees. We include the cash flows from finance receivables held for investment in the consolidated statements of cash flows as investing activities.

Although a significant portion of insurance claims and policyholder liabilities originate from the finance receivables, our policy is to report them as liabilities and not net them against finance receivables. Finance receivables relate primarily to the financing activities of our branch and centralized real estate business segments. Insurance claims and policyholder liabilities relate to the underwriting activities of our insurance business segment.

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

During 2007, we sold $11.0 million of real estate loans. We had no sales of finance receivables in 2006 or 2005.

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

Notes to Consolidated Financial Statements, Continued

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

We charge off each month to the allowance for finance receivable losses non-real estate loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due. To avoid unnecessary real estate loan foreclosures we may refer borrowers to counseling services, as well as consider a cure agreement, loan modification, voluntary sale (including a short sale), or deed in lieu of foreclosure. When two payments are past due on a real estate loan and it appears that foreclosure may be necessary, we inspect the property as part of assessing the costs, risks, and benefits associated with foreclosure. Generally, we start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we obtain an unrelated party’s valuation of the property, which is either a full appraisal or a real estate broker’s or appraiser’s estimate of the property sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset valued at lower of loan balance or 85% of the valuation, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

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

We may allow a deferment, which is a partial payment that extends the term of an account. The partial payment amount is usually the greater of one-half of a regular monthly payment or the amount necessary to bring the interest on the account current. We limit a customer to two deferments in a rolling twelve-

Notes to Consolidated Financial Statements, Continued

month period unless we determine that an exception is warranted and consistent with our credit risk policies.

To accommodate a customer’s preferred monthly payment pattern, we may agree to a customer’s request to change a payment due date on an account. We will not change an account’s due date if the change will affect the thirty day plus delinquency status of the account at month end.

Real Estate Loans Held for Sale

We classify certain real estate loans originated in our centralized real estate business segment that do not meet our underwriting criteria as real estate loans held for sale on a loan-by-loan basis. We carry real estate loans originated and intended for sale in the secondary market at lower of cost or market value, which we primarily determine in the aggregate. We pool most of these loans for valuation because they are homogenous (loans secured by residential one- to four-family dwellings). Also, due to the short period that these loans are held, the chance of needing a lower of cost or market adjustment is very low. In addition, the quick turnover makes it impractical to analyze them on a loan by loan basis. We compare loans that are viewed as a potential distressed sale (loans rejected from sale transactions, loans repurchased under warranty provisions, loans aged in inventory greater than 60 days, or loans otherwise identified by management) to market on an individual loan basis. We determine market value by reference to current investor yield requirements or outstanding forward sale commitments, if any. We recognize net unrealized losses through a valuation allowance by charges to income.

We defer real estate loan origination fees and direct costs to originate real estate loans and include them in real estate loans held for sale.

We sell real estate loans held for sale to investors with servicing released to the purchaser. We record the sales price we receive less our carrying value of a real estate loan held for sale in mortgage banking revenues. We also charge a provision for sales recourse to mortgage banking revenues to maintain a reserve for sales recourse.

We accrue interest income due from the borrower on real estate loans held for sale from the date of funding until the date of sale to the investor. Upon sale, we collect from the investor any accrued interest income not paid by the borrower. We stop accruing interest income on real estate loans held for sale when the third payment becomes past due and reverse amounts previously accrued upon suspension. We include the cash flows from real estate loans held for sale in the consolidated statements of cash flows as operating activities.

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

Notes to Consolidated Financial Statements, Continued

Intangible Assets

Intangible assets consist of trade names, broker relationships, customer relationships, investor relationships, employment agreements, non-compete agreements, and lender panel (group of lenders for whom Ocean performs loan origination services). We include intangible assets in other assets, net of accumulated amortization. We amortize intangible assets over their related lives and test the remaining balances for impairment in the first quarter of each year and whenever events or changes in circumstances indicate that the intangible asset may be impaired. If the required impairment testing suggests an intangible asset is impaired, we reduce its carrying amount to estimated fair value.

Loan Brokerage Fees Revenues Recognition

We recognize the following as loan brokerage fees revenues:

•

commissions from lenders for loans brokered to them;

•

fees from customers to process their loans; and

•

fees from other credit originators for customer referrals.

We recognize these commissions and fees in loan brokerage fees revenues when earned.

Net Service Fees from Affiliates

Net service fees from affiliates include amounts we charged AIG Bank for services under our agreements for AIG Bank’s origination and sale of non-conforming residential real estate loans. Our mortgage origination subsidiaries assumed financial responsibility for recourse exposure pertaining to these loans. We netted the provisions for recourse from service fees in net service fee revenue. Net service fees from affiliates also include amounts we charge AIG Bank for certain services under our agreement for AIG Bank’s origination of private label finance receivables. We recognize these service fees as revenue when we provide the services.

INSURANCE BUSINESS SEGMENT

Revenue Recognition

We recognize credit insurance premiums on closed-end real estate loans and revolving finance receivables as revenue when billed monthly. We defer single premium credit insurance premiums in unearned premium reserves which we include in insurance claims and policyholder liabilities. We recognize unearned premiums on credit life insurance as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, for which we recognize unearned premiums as revenue using the straight-line method over the terms of the policies. We recognize unearned premiums on credit accident and health insurance as revenue using an average of the sum-of-the-digits and the straight-line methods. We recognize unearned premiums on credit-related property and casualty and credit involuntary unemployment insurance as revenue using the straight-line method over the terms of the policies. We recognize non-credit life insurance premiums as revenue when collected but not before their due dates. We recognize commissions on ancillary products as other revenue when received.

Notes to Consolidated Financial Statements, Continued

Policy Reserves

Policy reserves for credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance equal related unearned premiums. We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base insurance reserves assumed under reinsurance agreements where we assume the risk of loss on various tabular and unearned premium methods.

Acquisition Costs

We defer insurance policy acquisition costs, primarily commissions, reinsurance fees, and premium taxes. We include them in other assets and charge them to expense over the terms of the related policies, whether directly written or reinsured.

INVESTMENT SECURITIES

Valuation

We currently classify all investment securities as available-for-sale and record substantially all of them at fair value. We adjust related balance sheet accounts to reflect the current fair value of investment securities and record the adjustment, net of tax, in accumulated other comprehensive income (loss) in shareholder’s equity. We record accrued investment securities revenue receivable in other assets.

We evaluate our investment securities for other than temporary impairment. The determination that an investment security has incurred an other than temporary impairment in value and the amount of any loss recognized requires the judgment of management and a continual review of our investment securities. We consider an investment security to be a candidate for other than temporary impairment if it meets any of the following criteria:

•

Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine consecutive months or longer);

•

The occurrence of a discrete credit event resulting in the issuer defaulting on a material outstanding obligation, the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises, or the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•

We may not realize a full recovery on our investment regardless of the occurrence of one of the foregoing events.

The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which we could not reasonably assert that the recovery period would be temporary (severity losses).

Notes to Consolidated Financial Statements, Continued

At each balance sheet date, we evaluate our investment securities holdings with unrealized losses. When we do not intend to hold such securities until they have recovered their cost basis, based on the circumstances at the date of the evaluation, we record the unrealized loss in income. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the investment securities to recovery no longer existed. In periods subsequent to the recognition of an other than temporary impairment charge for fixed maturity investment securities which is not credit or foreign exchange related, we generally accrete the discount or amortize the reduced premium resulting from the reduction in cost basis over the remaining life of the investment security.

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

Notes to Consolidated Financial Statements, Continued

Goodwill

We do not amortize goodwill. During the first quarter of each year, we test goodwill recorded in the branch, centralized real estate, and insurance business segments, and corporate goodwill (Ocean) for impairment. We test for impairment between these annual reviews if long-term adverse changes develop in the underlying business. Impairment is the condition that exists when the carrying value of goodwill exceeds its implied fair value. We assess the fair value of the underlying business using a projected ten-year earnings stream, discounted using the Treasury “risk free” rate. The “risk free” rate is the yield on ten-year U.S. Treasury Bills as of December 31 of the prior year. If the required impairment testing suggests that goodwill is impaired, we reduce goodwill to an amount that results in the carrying value of the underlying business approximating fair value.

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

We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a cash flow hedge, in accumulated other comprehensive (loss) income, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, in current period earnings in other revenues. We record changes in the fair value of a derivative that does not qualify as either a cash flow or fair value hedge and changes in the fair value of hedging instruments measured as ineffectiveness in current period earnings in other revenues.

Notes to Consolidated Financial Statements, Continued

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link all derivatives that we designate as cash flow or fair value hedges to specific assets and liabilities on the balance sheet. For certain types of hedge relationships meeting specific criteria, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings. At December 31, 2007, certain of AGFC’s cash flow and fair value hedges which qualified for hedge accounting treatment qualified under this method. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on a regular basis, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period.

We discontinue hedge accounting prospectively when:

•

the derivative is no longer effective in offsetting changes in the cash flows or fair value of a hedged item;

•

we sell, terminate, or exercise the derivative and/or the hedged item or they expire; or

•

we change our objectives or strategies and designating the derivative as a hedging instrument is no longer appropriate.

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level yield method. For cash flow hedges that are discontinued for reasons other than the forecasted transaction is not probable of occurring, we begin reclassifying the accumulated other comprehensive income adjustment to earnings when earnings are affected by the hedged item. There was no discontinuance of qualified hedge relationships during 2007.

Fair Value of Financial Instruments

We estimate the fair values disclosed in Note 28 using discounted cash flows when market prices or values from independent pricing services are not available. The assumptions we use, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In certain cases, we cannot verify the estimated fair values by comparison to independent markets or realize the estimated fair values in immediate settlement of the instruments.

Foreign Currency

The functional currency of our operations in the United Kingdom is the local currency, the British Pound. We translate financial statement amounts expressed in British Pounds into U.S. Dollars using SFAS No. 52, “Foreign Currency Translation”. We translate functional currency assets and liabilities into U.S. Dollars using exchange rates prevailing at the balance sheet date. We translate revenues and expenses using monthly average exchange rates for the period. We record the translation adjustments, net of tax, as a separate component of other comprehensive income, which we include in stockholder’s equity. We record exchange gains and losses resulting from foreign currency transactions in other revenues.

Notes to Consolidated Financial Statements, Continued

Note 4.  Supervisory Agreement

As disclosed in AGFC’s Current Report on Form 8-K dated June 7, 2007, AIG Bank, WFI, and AGFI entered into a Supervisory Agreement with the Office of Thrift Supervision (OTS) on June 7, 2007 (the Supervisory Agreement). The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank by WFI from July 2003 through early May 2006 pursuant to a mortgage services agreement between WFI and AIG Bank. The mortgage services agreement was terminated in February 2006.

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

AIG Bank, WFI, and AGFI have also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of December 31, 2007, we have donated $3.4 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the remediation program may differ from this estimate. Also in second quarter 2007, AIG contributed capital to AGFI totaling $76 million to support AGFI’s leverage at its targeted level as of June 30, 2007. As of December 31, 2007, we have made reimbursements of $18.7 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement.

Note 5.  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), an amendment of SFAS 140 and SFAS 133. SFAS 155 allows us to include changes in fair value in earnings on an instrument-by-instrument basis for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS 133. The election to measure the hybrid instrument at fair value is irrevocable at the acquisition or issuance date. We elected to early adopt SFAS 155 as of January 1, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. Our adoption of FIN 48 on January 1,

Notes to Consolidated Financial Statements, Continued

2007, did not require an adjustment to the liability for unrecognized tax benefits. See Note 22 for additional FIN 48 disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an instrument is carried at fair value. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. We adopted SFAS 157 on January 1, 2008, its required effective date. The adoption of SFAS 157 was not material to our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires us to prospectively recognize the over funded or under funded status of defined benefit postretirement plans as an asset or liability in our consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires us to measure the funded status of plans as of the date of our year-end balance sheet, with limited exceptions. The majority of our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, and post retirement health and welfare plans. Related plan expenses are allocated to the Company by AIG. Our employees in Puerto Rico and the U.S. Virgin Islands participate in a defined benefit pension plan sponsored by a subsidiary of AGFC. Our adoption of SFAS 158 did not have a material effect on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS 159 on January 1, 2008, its required effective date. Since we did not elect to measure any eligible existing instruments at fair value upon initial application of SFAS 159, on January 1, 2008, there was no impact to retained earnings.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income; and recognizing preacquisition loss and gain contingencies at their acquisition-date fair values, among other changes. SFAS 141(R) is required to be adopted for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). Early adoption is prohibited. We are evaluating the effect SFAS 141(R) will have on our consolidated financial statements.

Notes to Consolidated Financial Statements, Continued

Note 6.  Finance Receivables

Components of net finance receivables by type were as follows:

December 31, 2007	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,772,434	$4,176,097	$2,281,487	$25,230,018
Unearned finance charges and points and fees	(191,514)	(434,093)	(209,293)	(834,900)
Accrued finance charges	121,734	50,251	40,692	212,677
Deferred origination costs	25,049	42,596	-	67,645
Premiums, net of discounts	44,889	325	(656)	44,558
Total	$18,772,592	$3,835,176	$2,112,230	$24,719,998

December 31, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,152,821	$3,798,342	$2,026,143	$23,977,306
Unearned finance charges and points and fees	(169,910)	(413,788)	(200,340)	(784,038)
Accrued finance charges	121,403	45,633	33,589	200,625
Deferred origination costs	27,584	38,255	-	65,839
Premiums, net of discounts	47,746	489	(995)	47,240
Total	$18,179,644	$3,468,931	$1,858,397	$23,506,972

Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2007, 97% of our net finance receivables were secured by the real and/or personal property of the borrower, compared to 98% at December 31, 2006. At December 31, 2007, real estate loans accounted for 76% of the amount and 10% of the number of net finance receivables outstanding, compared to 77% of the amount and 11% of the number of net finance receivables outstanding at December 31, 2006.

Contractual maturities of net finance receivables by type at December 31, 2007, were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
2008	$ 308,989	$ 910,446	$ 454,369	$ 1,673,804
2009	376,085	1,190,139	367,429	1,933,653
2010	401,285	879,552	199,688	1,480,525
2011	425,631	447,839	115,900	989,370
2012	445,626	178,649	72,861	697,136
2013+	16,814,976	228,551	901,983	17,945,510
Total	$18,772,592	$3,835,176	$2,112,230	$24,719,998

Notes to Consolidated Financial Statements, Continued

Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Real estate loans: Principal cash collections	$3,242,918	$4,156,811	$4,714,686
% of average net receivables	17.51%	22.63%	26.73%
Non-real estate loans: Principal cash collections	$1,931,402	$1,907,777	$1,849,798
% of average net receivables	52.93%	58.31%	60.71%
Retail sales finance: Principal cash collections	$2,134,427	$1,791,674	$1,593,053
% of average net receivables	109.20%	110.91%	117.52%

Unused credit limits extended by AIG Bank (whose private label finance receivables are fully participated to the Company), and the Company to their customers were $6.3 billion at December 31, 2007, and $5.2 billion at December 31, 2006. Our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

December 31, 2007
(dollars in thousands)	Amount	Percent
California	$ 3,439,969	14%
Florida	1,575,707	6
Ohio	1,287,506	5
Illinois	1,136,767	5
Virginia	1,086,233	4
N. Carolina	1,029,922	4
Pennsylvania	968,696	4
Colorado	878,993	4
Other	13,316,205	54
Total	$24,719,998	100%

Notes to Consolidated Financial Statements, Continued

December 31, 2006
(dollars in thousands)	Amount	Percent
California	$ 3,192,618	14%
Florida	1,496,707	6
Ohio	1,310,161	5
Illinois	1,108,149	5
Virginia	1,056,253	4
N. Carolina	958,536	4
Colorado	897,139	4
Pennsylvania	888,129	4
Other	12,599,280	54
Total	$23,506,972	100%

At December 31, 2007, we had stopped accruing finance charges on $547.0 million of real estate loans, non-real estate loans, and retail sales contracts compared to $380.2 million of these types of finance receivables at December 31, 2006. We accrue finance charges on revolving retail and private label finance receivables up to the date of charge-off at six months past due. We have accrued finance charges of $1.2 million on $17.8 million of revolving retail and private label finance receivables more than 90 days past due at December 31, 2007, and $0.8 million on $11.9 million of these finance receivables that were more than 90 days past due at December 31, 2006.

Note 7.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Balance at beginning of year	$ 479,908	$ 513,972	$ 445,731
Provision for finance receivable losses	396,496	190,538	326,720
Charge-offs	(333,259)	(280,228)	(307,952)
Recoveries	50,387	55,626	49,473
Balance at end of year	$ 593,532	$ 479,908	$ 513,972

We estimated our allowance for finance receivable losses using SFAS 5, “Accounting for Contingencies.” We based our allowance for finance receivable losses primarily on historical loss experience using migration analysis applied to sub-portfolios of large numbers of relatively small homogenous accounts. Beginning in 2007, we also utilized the Monte Carlo simulation to assist in the determination of our allowance for finance receivable losses for our non-real estate loan portfolio. We adjusted the amounts determined by migration and Monte Carlo for management’s estimate of the effects of model imprecision, recent changes to our underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. This adjustment resulted in an increase to the amount determined by migration and Monte Carlo of $43.7 million at December 31, 2007, compared to an increase of $57.2 million at December 31, 2006, determined by migration analysis.

Notes to Consolidated Financial Statements, Continued

We used the Company’s internal data of net charge-offs and delinquency by sub-portfolio as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We used monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the federal government and other economic statistics providers to determine the economic component of our allowance for finance receivable losses. In September 2005, we added $56.8 million to the allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $9.7 million in 2007 and $35.2 million in 2006 to reflect our current loss exposure. There were no other significant changes in the kinds of observable data we used to measure these components during 2007 or 2006.

See Note 3 for information on the determination of the allowance for finance receivable losses.

Note 8.  Real Estate Loans Held for Sale

Components of real estate loans held for sale were as follows:

December 31,
(dollars in thousands)	2007	2006
Principal balance and accrued interest receivable	$283,953	$1,128,477
Deferred loan costs and fees	(484)	3,966
Valuation allowance and derivative impact	(50,802)	(10,864)
Total	$232,667	$1,121,579

The slower U.S. housing market and our tighter underwriting guidelines resulted in significantly lower levels of originations of real estate loans held for sale in 2007 than in 2006.

Notes to Consolidated Financial Statements, Continued

Note 9.  Investment Securities

Amortized cost, unrealized gains and losses, and fair value of investment securities by type were as follows:

December 31, 2007	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: Corporate securities	$ 711,360	$15,130	$(10,519)	$ 715,971
Mortgage-backed securities	166,906	3,281	(5,312)	164,875
State and political subdivisions	473,948	19,641	(177)	493,412
Other	24,860	951	(183)	25,628
Total	1,377,074	39,003	(16,191)	1,399,886
Preferred stocks	7,500	394	-	7,894
Other long-term investments	9,539	4,312	(48)	13,803
Common stocks	425	26	(30)	421
Total	$1,394,538	$43,735	$(16,269)	$1,422,004

December 31, 2006	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: Corporate securities	$ 692,018	$14,111	$ (9,865)	$ 696,264
Mortgage-backed securities	150,318	1,895	(1,850)	150,363
State and political subdivisions	422,470	20,459	(30)	442,899
Other	67,653	1,119	(941)	67,831
Total	1,332,459	37,584	(12,686)	1,357,357
Preferred stocks	4,999	309	-	5,308
Other long-term investments	11,676	2,538	(88)	14,126
Common stocks	66	35	-	101
Total	$1,349,200	$40,466	$(12,774)	$1,376,892

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position at December 31, 2007 and 2006, were as follows:

December 31, 2007	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity investment securities: Bonds: Corporate securities	$100,296	$(2,832)	$203,326	$ (7,686)	$303,622	$(10,518)
Mortgage-backed securities	30,834	(2,445)	36,026	(2,867)	66,860	(5,312)
State and political subdivisions	23,155	(168)	2,570	(10)	25,725	(178)
Other	-	-	9,117	(183)	9,117	(183)
Total	154,285	(5,445)	251,039	(10,746)	405,324	(16,191)
Other long-term investments	2,957	(48)	-	-	2,957	(48)
Common stocks	329	(30)	-	-	329	(30)
Total	$157,571	$(5,523)	$251,039	$(10,746)	$408,610	$(16,269)

December 31, 2006	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity investment securities: Bonds: Corporate securities	$ 89,770	$(1,232)	$226,743	$ (8,633)	$316,513	$ (9,865)
Mortgage-backed securities	27,759	(323)	58,779	(1,527)	86,538	(1,850)
State and political subdivisions	4,833	(21)	991	(9)	5,824	(30)
Other	12,079	(272)	22,048	(669)	34,127	(941)
Total	134,441	(1,848)	308,561	(10,838)	443,002	(12,686)
Other long-term investments	3,239	(88)	-	-	3,239	(88)
Total	$137,680	$(1,936)	$308,561	$(10,838)	$446,241	$(12,774)

We do not believe any individual unrealized loss as of December 31, 2007, identified in the tables above represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. We have both the intent and ability to hold each of these securities for the time period necessary to recover its amortized cost. The unrealized losses on our investment securities are included net of tax in other comprehensive income.

We recognized realized losses of $4.1 million in 2007, $1.1 million in 2006, and $3.9 million in 2005 on investment securities for which we considered the decline in fair value to be other than temporary.

Notes to Consolidated Financial Statements, Continued

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized losses were as follows:

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Fair value	$360,110	$336,258	$353,407
Realized gains	$ 915	$ 984	$ 935
Realized losses	(1,693)	(1,678)	(5,733)
Net realized losses	$ (778)	$ (694)	$ (4,798)

Contractual maturities of fixed-maturity investment securities at December 31, 2007, were as follows:

	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 16,591	$ 16,514
Due after 1 year through 5 years	207,218	199,404
Due after 5 years through 10 years	444,033	445,301
Due after 10 years	567,169	548,949
Mortgage-backed securities	164,875	166,906
Total	$1,399,886	$1,377,074

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Other long-term investments consist of interests in four limited partnerships that we account for on either the cost or equity method. We also regularly review these investments for impairment. At December 31, 2007, our total commitments for these four limited partnerships were $19.3 million, consisting of $14.0 million funded and $5.3 million unfunded. We have evaluated these limited partnerships, and they do not qualify as variable interest entities.

Bonds on deposit with insurance regulatory authorities had fair values of $11.1 million at December 31, 2007, and $12.8 million at December 31, 2006.

Note 10.  Cash and Cash Equivalents

Cash and cash equivalents totaled $2.1 billion at December 31, 2007, and $225.1 million at December 31, 2006. During December 2007, AGFC issued $3.0 billion of 10-year fixed-rate debt to provide funding capacity for future possible purchases of finance receivable portfolios (including the finance receivable purchase discussed in Note 29) and for general corporate purposes, including the repayment of maturing long-term debt. Proceeds from this long-term debt issuance exceeded the remaining commercial paper maturities for December 2007 and resulted in AGFC having $1.9 billion of overnight bank time deposits at December 31, 2007, included in cash and cash equivalents.

Notes to Consolidated Financial Statements, Continued

Note 11.  Notes Receivable from Parent

Notes receivable from AGFI totaled $314.0 million at December 31, 2007, and $287.7 million at December 31, 2006. Interest revenue on notes receivable from parent totaled $27.2 million in 2007, $31.3 million in 2006, and $19.2 million in 2005. These notes primarily support AGFI’s funding of finance receivables.

Note 12.  Other Assets

Components of other assets were as follows:

December 31,
(dollars in thousands)	2007	2006
Derivatives fair values	$ 500,188	$ 300,658
Income tax assets (a)	388,644	244,547
Goodwill	336,304	220,431
Other insurance investments (b)	306,546	184,274
Real estate owned	120,517	55,226
Other intangibles	111,135	18,673
Fixed assets	89,058	89,571
Prepaid expenses and deferred charges	74,165	22,940
Other	28,963	37,730
Total	$1,955,520	$1,174,050

(a)

The components of net deferred tax assets are detailed in Note 22.

(b)

Other insurance investments include $147.9 million at December 31, 2007, and $75.9 million at December 31, 2006, related to securities lending, with an offset in other liabilities of $160.9 million at December 31, 2007, and an offset in other liabilities of $75.9 million at December 31, 2006.

Goodwill by business segment was as follows:

December 31,
(dollars in thousands)	2007	2006	2005
Segments: Branch	$145,491	$145,491	$145,491
Centralized Real Estate (a)	77,134	62,836	62,836
Insurance	12,104	12,104	12,104
Corporate (b)	101,575	-	-
Total	$336,304	$220,431	$220,431

(a)

In first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million as part of the correction of an accounting error. See Note 22 for further information on this error.

(b)

Corporate goodwill is related to Ocean, our foreign subsidiary, acquired in January 2007.

Notes to Consolidated Financial Statements, Continued

During first quarter 2006, 2007, and 2008, we performed our required impairment testing and determined that the Company’s goodwill and other intangible assets were not impaired.

Note 13.  Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

December 31,	2007		2006
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior debt	$21,687,407	$21,078,272	$18,585,636	$18,424,992
Junior subordinated debt	349,209	314,761	-	-
Total	$22,036,616	$21,393,033	$18,585,636	$18,424,992

Weighted average interest expense rates on long-term debt by type were as follows:

Years Ended December 31,	2007	2006	2005	December 31,	2007	2006
Senior debt	5.18%	5.03%	4.41%	Senior debt	5.27%	5.09%
Junior subordinated debt	6.14	-	-	Junior subordinated debt	6.10	-
Total	5.20	5.03	4.41	Total	5.29	5.09

Contractual maturities of long-term debt at December 31, 2007, were as follows:

Carrying
(dollars in thousands)	Value
2008	$ 3,896,911
2009	4,007,798
2010	2,004,814
2011	2,902,264
2012	2,073,286
2013-2067	7,151,543
Total	$22,036,616

An AGFC debt agreement contains restrictions on consolidated retained earnings for certain purposes (see Note 21).

Notes to Consolidated Financial Statements, Continued

Note 14.  Short-term Debt

Information concerning short-term debt by type was as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Commercial paper	$3,306,151	$4,038,781	$3,165,429
Extendible commercial notes	193,986	333,832	326,585
Banks and other	82,792	-	-
Total	$3,582,929	$4,372,613	$3,492,014
Average borrowings	$4,660,581	$4,792,648	$3,977,256
Weighted average interest rate, at year end: Money market yield	4.89%	5.29%	4.26%
Semi-annual bond equivalent yield	4.94%	5.34%	4.30%

AGFC issues commercial paper with terms ranging from 1 to 270 days. Commercial paper had a weighted average maturity of 24 days at December 31, 2007.

AGFC issues extendible commercial notes with initial maturities of up to 90 days which AGFC may extend to 390 days. AGFC has never extended any of these notes.

Note 15.  Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC does not guarantee any borrowings of AGFI.

At December 31, 2007, AGFC had committed credit facilities totaling $4.753 billion, including a $2.125 billion multi-year credit facility and a $2.625 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.06% at December 31, 2007. There were no amounts outstanding under these committed credit facilities at December 31, 2007 or 2006. On January 9, 2008, Ocean established a 100.0 million British Pound, one-year committed credit facility. This facility replaced 100.0 million British Pounds of uncommitted Ocean credit facilities expiring in 2008.

At December 31, 2007, AGFC and certain of its subsidiaries also had uncommitted credit facilities of $276.0 million, which included credit facilities to support the operations of Ocean. Portions of these uncommitted facilities were shared with AGFI and could be increased depending upon lender ability to participate its loans under these facilities. Outstanding borrowings under these uncommitted credit facilities totaled $48.2 million at December 31, 2007. There were no amounts outstanding under the uncommitted credit facility at December 31, 2006.

Notes to Consolidated Financial Statements, Continued

Note 16.  Derivative Financial Instruments

AGFC uses derivative financial instruments in managing the cost of its debt and its return on real estate loans held for sale but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of: interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements; interest rate lock commitments; and forward sale commitments.

Swap Agreements and Foreign Currency Forward Agreement

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At December 31, 2007, equity-indexed debt and related swaps were immaterial.

In June 2007, we designated certain derivatives as either fair value or cash flow hedges of debt. The fair value hedge consisted of a cross currency interest rate swap designated as a hedge of the change in fair value of foreign currency denominated debt attributable to changes in the foreign exchange rate and the benchmark interest rate. With respect to cash flow hedges, interest rate swaps were designated as hedges of the changes in cash flows on floating-rate debt attributable to changes in the benchmark interest rate, and cross currency and cross currency interest rate swaps were designated as hedges of changes in cash flows on foreign currency denominated debt attributable to changes in the foreign exchange rates and/or the benchmark interest rate.

For certain types of hedge relationships meeting specific criteria, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings. At December 31, 2007, certain of AGFC’s cash flow and fair value hedges which qualified for hedge accounting treatment qualified under this method. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on a regular basis, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period.

AGFC uses interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements in conjunction with specific long-term debt issuances. AGFC’s objective is to achieve net U.S. dollar, fixed or floating interest rate exposure at costs not materially different from costs AGFC would have incurred by issuing debt for the same net exposure without using derivatives.

Notes to Consolidated Financial Statements, Continued

Notional amounts of our swap agreements and foreign currency forward agreement and weighted average receive and pay rates were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Notional amount: Interest rate	$3,100,000	$2,950,000	$2,450,000
Cross currency and cross currency interest rate	3,129,794	3,093,800	2,449,550
Equity-indexed	6,886	6,886	6,886
Total	$6,236,680	$6,050,686	$4,906,436
Weighted average receive rate	4.85%	4.79%	4.21%
Weighted average pay rate	4.87%	5.04%	4.61%

Notional amount maturities of our swap agreements and foreign currency forward agreement and the respective weighted average pay rates at December 31, 2007, were as follows:

	Notional	Weighted Average
(dollars in thousands)	Amount	Pay Rate
2008	$1,986,994	4.39%
2009	750,000	5.11
2010	772,300	4.45
2011	1,457,886	5.45
2013	1,269,500	5.03
Total	$6,236,680	4.87%

Changes in the notional amounts of our swap agreements and foreign currency forward agreement were as follows:

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Balance at beginning of year	$6,050,686	$4,906,436	$3,656,186
New contracts	1,121,869	1,494,250	1,775,250
Expired contracts	(935,875)	(350,000)	(525,000)
Balance at end of year	$6,236,680	$6,050,686	$4,906,436

New contracts in 2007 included notional amounts for interest rate swap agreements of $900.0 million and a foreign currency forward agreement for 111.9 million British Pounds ($221.9 million). New contracts in 2006 included notional amounts for interest rate swap agreements of $850.0 million and cross currency interest rate swap agreements for 500 million Euros ($644.3 million). New contracts in 2005 included notional amounts for interest rate swap agreements of $1.150 billion and cross currency swap agreements for 500 million Euros ($625.3 million).

Notes to Consolidated Financial Statements, Continued

AGFC is exposed to credit risk if counterparties to swap agreements do not perform. AGFC limits this exposure by entering into agreements with counterparties having high credit ratings and by basing the amounts and terms of these agreements on their credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. At December 31, 2007, AGFC had notional amounts of $6.0 billion in swap agreements with a non-subsidiary affiliate that is highly rated due to credit support from AIG, its parent.

AGFC’s credit exposure on swap agreements is limited to the fair value of the agreements that are favorable to the Company. At December 31, 2007, we recorded the swap agreements at fair values of $500.1 million in other assets and $71.0 million in other liabilities. AGFC does not expect any counterparty to fail to meet its obligation.

AGFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt.

During 2007, we recognized a net loss of $0.2 million in other revenues related to the ineffective portion of our fair value hedging instruments. There were no amounts recognized in 2006. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized a gain related to ineffectiveness of $4.8 million during 2007 in other revenues. There were no amounts recognized in 2006. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

At December 31, 2007, we expect $27.3 million of the deferred net loss on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the next twelve months. In 2007, there were no instances in which we reclassified amounts from other comprehensive income to earnings as a result of a discontinuance of a cash flow hedge, because it was probable the original forecasted cash flows would not occur at the end of the specified time period.

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

At December 31, 2007, the notional amount of our IRLCs totaled $102.3 million (estimated fair value of $67,000 recorded in other assets), compared to $645.2 million at December 31, 2006 (estimated fair value of $430,000 recorded in other liabilities).

Notes to Consolidated Financial Statements, Continued

Forward Sale Commitments

We enter into forward sale commitments with real estate loan investors. These commitments require us to sell specified amounts and types of real estate loans with specified interest rates over the commitment periods. We record forward sale commitments at fair value in derivative assets or liabilities. We record changes in the fair value in net gain or loss on sales of real estate loans held for sale.

At December 31, 2007, the notional amount of our forward sale commitments which extend to February 29, 2008, totaled $135.0 million (estimated fair value of $0.6 million recorded in other liabilities), compared to $975.0 million of forward sale commitments which extended to February 28, 2007 (estimated fair value of $4.1 million recorded in other assets) at December 31, 2006.

Note 17.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

December 31,
(dollars in thousands)	2007	2006
Finance receivable related: Unearned premium reserves	$143,849	$138,273
Benefit reserves	100,274	97,871
Claim reserves	28,467	28,609
Subtotal	272,590	264,753
Non-finance receivable related: Benefit reserves	105,874	108,248
Claim reserves	20,287	18,516
Subtotal	126,161	126,764
Total	$398,751	$391,517

Our insurance subsidiaries enter into reinsurance agreements with other insurers, including affiliated companies. Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

December 31,
(dollars in thousands)	2007	2006
Affiliated insurance companies	$53,716	$52,986
Non-affiliated insurance companies	33,201	28,406
Total	$86,917	$81,392

Our insurance subsidiaries’ business reinsured to others was not significant during any of the last three years.

Notes to Consolidated Financial Statements, Continued

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance, which is a comprehensive basis of accounting other than GAAP.

Reconciliations of statutory net income to GAAP net income were as follows:

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Statutory net income	$83,759	$86,231	$90,740
Realized losses	(7,646)	(1,841)	(4,712)
Reserve changes	4,081	1,344	(789)
Deferred income tax benefit	2,485	1,597	5,716
Change in deferred policy acquisition costs	952	(1,405)	(6,720)
Amortization of interest maintenance reserve	(142)	(469)	(875)
Other, net	(1,745)	(2,974)	(5,648)
GAAP net income	$81,744	$82,483	$77,712

Reconciliations of statutory equity to GAAP equity were as follows:

December 31,
(dollars in thousands)	2007	2006
Statutory equity	$1,172,300	$1,085,373
Reserve changes	61,144	58,046
Deferred policy acquisition costs	44,313	43,246
Decrease in carrying value of affiliates	(39,870)	(37,064)
Net unrealized gains	23,203	25,242
Goodwill	12,104	12,104
Deferred income taxes	(10,604)	(16,023)
Asset valuation reserve	9,417	7,357
Interest maintenance reserve	(7,820)	(5,647)
Other, net	(7,363)	5,667
GAAP equity	$1,256,824	$1,178,301

Notes to Consolidated Financial Statements, Continued

Note 18.  Other Liabilities

Components of other liabilities were as follows:

December 31,
(dollars in thousands)	2007	2006
Accrued interest	$244,099	$207,303
Insurance investments liabilities (a)	160,869	75,904
Surviving obligations under a mortgage servicing agreement (b)	155,575	-
Uncashed checks, reclassified from cash	94,882	132,200
Derivatives fair values	71,598	29,697
Salary and benefit liabilities	24,068	29,608
Other (c)	120,525	88,412
Total	$871,616	$563,124

(a)

Insurance investments liabilities of $160.9 million at December 31, 2007, and $75.9 million at December 31, 2006, relates to securities lending, with a partial offset in other assets of $147.9 million at December 31, 2007, and an offset in other assets of $75.9 million at December 31, 2006.

(b)

See Note 4 for further information on the surviving obligations under a mortgage servicing agreement.

(c)

The increase in other liabilities at December 31, 2007, when compared to December 31, 2006, reflected liabilities acquired or incurred as a result of the acquisition of Ocean in 2007.

Note 19.  Capital Stock

AGFC has two classes of authorized capital stock:  special shares and common shares. AGFC may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2007, were as follows:

	Par	Shares
	Value	Authorized
Special Shares	-	25,000,000
Common Shares	$0.50	25,000,000

Shares issued and outstanding at December 31, 2007 and 2006, were as follows:

December 31,	2007	2006
Special Shares	-	-
Common Shares	10,160,012	10,160,012

Notes to Consolidated Financial Statements, Continued

Note 20.  Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income were as follows:

December 31,
(dollars in thousands)	2007	2006
Net unrealized (losses) gains on: Swap agreements	$(92,170)	$ 9,333
Investment securities and securities lending	10,719	18,000
Retirement plan liabilities adjustment	(2,042)	(2,873)
Foreign currency translation adjustments	1,647	-
Accumulated other comprehensive (loss) income	$(81,846)	$24,460

Note 21.  Retained Earnings

Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision contained in these agreements, $1.5 billion of AGFC’s retained earnings was free from restriction at December 31, 2007.

State law restricts the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, the Indiana Department of Insurance. At December 31, 2007, our insurance subsidiaries had statutory capital and surplus of $1.2 billion. At December 31, 2007, the maximum amount of dividends which our insurance subsidiaries may pay in 2008 without prior approval was $117.2 million.

Note 22.  Income Taxes

AGFC files a consolidated federal income tax return with AIG. Beginning in 2007, all of the domestic U.S. subsidiaries of AGFC are included in the AIG consolidated return. Previously, Merit Life Insurance Co. (Merit) was the only domestic subsidiary not included in the AIG consolidated return. Merit was not allowed to be included in the AIG consolidated return per IRC Sec. 1504. (Insurance companies must be a member of the affiliated group for five taxable years before they can be included in the consolidated return.) We provide federal income taxes as if AGFC and the domestic U.S. subsidiaries of AGFC file separate tax returns and pay AIG accordingly under a tax sharing agreement. Our foreign subsidiaries file tax returns in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

Notes to Consolidated Financial Statements, Continued

Components of provision for income taxes were as follows:

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Federal: Current	$ 145,943	$230,772	$286,778
Deferred	(121,092)	(5,872)	(12,913)
Total federal	24,851	224,900	273,865
Foreign: Current	5,435	2,011	(49)
Deferred	665	(192)	3,916
Total foreign	6,100	1,819	3,867
State	(14,569)	5,374	17,257
Total	$ 16,382	$232,093	$294,989

Provision for foreign income taxes in 2007 includes our foreign subsidiaries that operate in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

Years Ended December 31,	2007	2006	2005
Statutory federal income tax rate	35.00%	35.00%	35.00%
State income taxes	(8.15)	.74	1.85
Correction of accounting error	(8.08)	-	-
Nontaxable investment income	(6.07)	(.88)	(.69)
Effect of foreign operations	1.23	.05	.04
Contingency reduction	(.74)	(.21)	(.47)
Amortization of other intangibles	-	.19	.28
Other, net	2.19	.13	.42
Effective income tax rate	15.38%	35.02%	36.43%

In first quarter 2007, we recognized a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS 109) at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of

Notes to Consolidated Financial Statements, Continued

goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million. At December 31, 2007, the deferred tax liability for this purchase totaled $4.4 million.

In fourth quarter 2007, we determined that we should have recorded a deferred tax liability for certain Ocean assets (primarily other intangibles) totaling $116.6 million for which there was no corresponding tax basis. As a result, we established a deferred tax liability of $32.9 million in fourth quarter 2007 in accordance with SFAS 109. In addition, we increased the amount of goodwill recorded in connection with this purchase by $32.9 million in fourth quarter 2007 in accordance with SFAS 141. The applicability to Ocean of APB 23 “Accounting for Income Taxes-Special Areas” allowed us to establish the deferred tax liability at the United Kingdom tax rate. At December 31, 2007, the deferred tax liability for this purchase totaled $28.8 million.

We adopted FIN 48 on January 1, 2007. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years Ended December 31,
(dollars in thousands)	2007
Balance at beginning of year	$5,004
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	-
Increases in tax positions for current year	-
Lapse in statute of limitations	(1,218)
Settlements	-
Balance at end of year	$3,786

At December 31, 2007, our unrecognized tax benefit, excluding interest and penalties, was $3.8 million, all of which would affect the effective tax rate if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, and December 31, 2007, we had accrued $3.6 million and $3.3 million, respectively, for the payment of interest (net of the federal benefit) and penalties. We recognized a benefit of $0.3 million of interest and penalties in income tax expense in 2007.

We continually evaluate proposed adjustments by taxing authorities. At December 31, 2007, such proposed adjustments would not result in a material change to our consolidated financial condition. However, we believe that it is reasonably possible that the balance of the unrecognized tax benefits could decrease by up to $3.8 million within the next twelve months due to settlements or expiration of statutes.

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

Notes to Consolidated Financial Statements, Continued

Components of deferred tax assets and liabilities were as follows:

December 31,
(dollars in thousands)	2007	2006
Deferred tax assets: Allowance for finance receivable losses	$206,650	$166,248
Deferred intercompany revenue	58,568	71,255
Derivatives	58,523	-
Supervisory agreement obligations	54,451	-
Deferred insurance commissions	3,994	4,425
Other	55,373	35,025
Total	437,559	276,953
Deferred tax liabilities: Non-deductible other intangibles	33,172	-
Loan origination costs	23,509	23,113
Fixed assets	1,211	2,846
Derivatives	-	5,383
Other	5,256	12,877
Total	63,148	44,219
Net deferred tax assets	$374,411	$232,734

We have no federal net operating losses, capital losses, or credits available to be carried forward as of December 31, 2007. In addition, no valuation allowance was considered necessary at December 31, 2007 and 2006.

Note 23.  Lease Commitments, Rent Expense, and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

Lease
(dollars in thousands)	Commitments
2008	$ 65,563
2009	49,393
2010	34,819
2011	21,853
2012	13,587
subsequent to 2012	817,790
Total	$1,003,005

In addition to rent, the Company pays taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 2007. Rental expense totaled $64.0 million in 2007, $60.5 million in 2006, and $56.5 million in 2005.

Notes to Consolidated Financial Statements, Continued

We adopted FIN 48 on January 1, 2007. Our unrecognized tax benefit, excluding interest and penalties, was $3.8 million at December 31, 2007. See Note 22 for further information on this contingent liability.

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

Note 24.  Supplemental Cash Flow Information

Supplemental disclosure of certain cash flow information was as follows:

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Interest paid	$1,135,490	$1,065,401	$784,197
Income taxes paid	172,814	242,113	342,847

Supplemental disclosure of non-cash activities for the acquisition of Ocean was as follows:

Year Ended December 31,	2007
(dollars in thousands)
Fair value of assets acquired	$ 341,224
Net cash paid in acquisition	(159,293)
Liabilities assumed	(87,344)
Note payable and remaining other liabilities	$ 94,587

We transferred $512.3 million of real estate loans held for investment to real estate loans held for sale in December 2005 in anticipation of the sale of these real estate loans to an AGFI subsidiary for securitization which occurred in first quarter 2006.

Notes to Consolidated Financial Statements, Continued

Note 25.  Benefit Plans

The majority of the Company’s employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, post retirement health and welfare and life insurance plans, various stock option, incentive and purchase plans, and a 401(k) plan. The Company’s employees in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom, as well as WFI’s employees, do not participate in these benefit plans.

Pension Plans

Pension plan expense allocated to the Company by AIG was $12.2 million for 2007, $11.7 million for 2006, and $8.6 million for 2005. AIG’s U.S. pension plans do not separately identify projected benefit obligations and pension plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations for its U.S. pension plans exceeded the plan assets at December 31, 2007, by $26.6 million.

The Company’s employees in Puerto Rico and the U.S. Virgin Islands participate in a defined benefit pension plan sponsored by CommoLoCo, Inc. The disclosures related to this plan are immaterial to the financial statements of the Company.

Stock-Based Compensation Plans

During 2007, our employees participated in the following AIG stock-based compensation plans:

•

AIG 1999 Stock Option Plan

•

AIG 1996 Employee Stock Purchase Plan

•

AIG 2002 Stock Incentive Plan

•

AIG 2007 Stock Incentive Plan

•

Starr International Company, Inc.’s Deferred Compensation Profit Participation Plans

•

AIG’s 2005-2006 Deferred Compensation Profit Participation Plan

•

AIG Partners Plan

Effective January 1, 2006, AIG adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”. Under SFAS 123R, we recognized compensation costs of $11.3 million in 2007 and $6.5 million in 2006 for our participation in AIG’s stock-based compensation plans.

Notes to Consolidated Financial Statements, Continued

Note 26.  Segment Information

See Note 1 for a description of our business segments.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 3, except we exclude realized gains and losses from segment investment revenues.

We intend intersegment sales and transfers to approximate the amounts segments would earn if dealing with independent third parties.

The following tables display information about the Company’s segments as well as reconciliations to the consolidated financial statement amounts.

At or for the year ended December 31, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,862,969	$ 675,411	$ -	$ (14,298)	$ -	$ 2,524,082
Insurance	579	-	160,153	7,216	-	167,948
Other	(13,691)	(123,427)	100,414	89,755	(7,646)	45,405
Intercompany	77,520	1,827	(63,737)	(15,610)	-	-
Interest expense	595,581	535,347	-	90,022	(15,340)	1,205,610
Operating expenses	651,645	211,338	28,098	72,544	(686)	962,939
Provision for finance receivable losses	310,411	82,484	-	328	3,273	396,496
Pretax income (loss)	369,740	(275,358)	101,524	(94,501)	5,107	106,512
Assets	13,311,154	11,201,192	1,613,176	3,502,443	496,279	30,124,244

At or for the year ended December 31, 2006	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,742,890	$ 705,529	$ -	$ (21,327)	$ -	$ 2,427,092
Insurance	-	-	155,496	-	-	155,496
Other	(14,589)	262,350	96,594	(34,329)	(1,840)	308,186
Intercompany	75,264	1,981	(62,378)	(14,867)	-	-
Interest expense	528,836	577,775	-	30,755	(11,951)	1,125,415
Operating expenses	608,486	233,711	27,465	(16,729)	(639)	852,294
Provision for finance receivable losses	170,476	22,129	-	(428)	(1,639)	190,538
Pretax income (loss)	495,767	136,245	101,185	(82,930)	12,389	662,656
Assets	12,214,633	12,066,785	1,510,489	1,125,520	294,975	27,212,402

Notes to Consolidated Financial Statements, Continued

At or for the year ended December 31, 2005	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,636,372	$ 639,562	$ -	$ (11,949)	$ -	$ 2,263,985
Insurance	689	-	160,344	-	-	161,033
Other	(9,056)	309,393	93,653	85,813	(6,309)	473,494
Intercompany	76,748	1,724	(63,976)	(14,496)	-	-
Interest expense	425,188	404,127	-	37,767	(879)	866,203
Operating expenses	575,133	246,291	26,329	(17,703)	(647)	829,403
Provision for finance receivable losses	282,740	41,441	-	(1,045)	3,584	326,720
Pretax income (loss)	421,692	258,820	95,305	42,389	(8,367)	809,839
Assets	11,488,969	11,662,394	1,441,864	845,075	221,576	25,659,878

The “All Other” column includes:

•

corporate revenues and expenses such as management and administrative revenues and expenses and fair value adjustments of derivatives and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance;

•

revenues, expenses, and assets from our foreign subsidiary, Ocean, which we acquired in January 2007; and

•

corporate assets which include cash, derivatives, prepaid expenses, deferred charges, and fixed assets.

The “Adjustments” column includes:

•

realized gains (losses) on investment securities and securities lending;

•

interest expense related to re-allocations of debt among business segments;

•

provision for finance receivable losses due to redistribution of amounts provided for the allowance for finance receivable losses; and

•

goodwill and other assets that are not considered pertinent to determining performance.

Adjustments for other revenues in 2005 also included certain other investment revenue and expenses.

Notes to Consolidated Financial Statements, Continued

Note 27.  Interim Financial Information (Unaudited)

Our quarterly statements of income for 2007 were as follows:

Quarter Ended 2007	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(dollars in thousands)
Revenues Finance charges	$641,440	$638,018	$625,499	$ 619,125
Mortgage banking	(11,096)	9,585	19,942	41,803
Insurance	41,909	42,774	41,818	41,447
Investment	20,186	23,519	20,998	22,466
Loan brokerage fees	13,675	18,820	20,205	22,985
Net service fees from affiliates	1,299	883	(49,099)	(127,484)
Other	5,890	1,605	19,918	(30,695)
Total revenues	713,303	735,204	699,281	589,647
Expenses Interest expense	308,403	303,014	296,527	297,666
Operating expenses: Salaries and benefits	128,937	134,206	140,007	149,850
Other operating expenses	90,076	105,365	98,476	116,022
Provision for finance receivable losses	158,324	97,827	83,885	56,460
Insurance losses and loss adjustment expenses	17,087	16,070	16,204	16,517
Total expenses	702,827	656,482	635,099	636,515
Income (loss) before (credit) provision for income taxes	10,476	78,722	64,182	(46,868)
(Credit) Provision for Income Taxes	(6,368)	24,991	22,706	(24,947)
Net Income (Loss)	$ 16,844	$ 53,731	$ 41,476	$ (21,921)

Notes to Consolidated Financial Statements, Continued

Our quarterly statements of income for 2006 were as follows:

Quarter Ended 2006	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(dollars in thousands)
Revenues Finance charges	$621,073	$615,149	$602,699	$588,171
Mortgage banking	73,197	78,091	61,520	5,601
Insurance	39,928	38,253	38,208	39,107
Investment	22,310	22,854	21,206	22,737
Net service fees from affiliates	830	690	4,711	51,153
Other	(21,019)	(55,231)	4,626	14,910
Total revenues	736,319	699,806	732,970	721,679
Expenses Interest expense	299,428	292,614	279,287	254,086
Operating expenses: Salaries and benefits	134,634	134,920	139,390	144,207
Other operating expenses	77,513	75,879	69,470	76,281
Provision for finance receivable losses	71,529	37,755	49,262	31,992
Insurance losses and loss adjustment expenses	16,823	12,942	14,297	15,809
Total expenses	599,927	554,110	551,706	522,375
Income before provision for income taxes	136,392	145,696	181,264	199,304
Provision for Income Taxes	47,005	47,933	63,672	73,483
Net Income	$ 89,387	$ 97,763	$117,592	$125,821

Notes to Consolidated Financial Statements, Continued

Note 28.  Fair Value of Financial Instruments

We present the carrying values and estimated fair values of certain of our financial instruments below. Readers should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted since they were estimated at a particular point in time and do not include the value associated with all of our assets and liabilities.

December 31,	2007		2006
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$24,126,466	$21,934,694	$23,027,064	$20,806,934
Real estate loans held for sale	232,667	235,080	1,121,579	1,139,605
Investment securities	1,422,004	1,422,004	1,376,892	1,376,892
Cash and cash equivalents	2,073,573	2,073,573	225,072	225,072
Derivatives	500,188	500,188	300,658	300,658
Liabilities Long-term debt	22,036,616	21,393,033	18,585,636	18,424,992
Short-term debt	3,582,929	3,582,929	4,372,613	4,372,613
Derivatives	71,598	71,598	29,697	29,697
Off-Balance Sheet Financial Instruments Unused customer credit limits	-	-	-	-

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

Note 29.  Subsequent Event

On January 18, 2008, AGFI signed an Asset Purchase Agreement with Equity One, Inc. (Equity One) and certain affiliates (all subsidiaries of Popular, Inc.) to acquire a substantial portion of Equity One’s consumer branch finance receivable portfolio for approximately $1.5 billion. The acquisition was completed on February 29, 2008.

Item 9A(T).  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for the integrity and fair presentation of our consolidated financial statements and all other financial information presented in this report. We prepared our consolidated financial statements using GAAP, and they reflect all material correcting adjustments. We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

The Company’s management is responsible for establishing and maintaining an effective system of internal control over financial reporting. We established this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. Also, AIG’s Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We do not allow loans to executive officers. The aforementioned system includes a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors continually monitor the operation of our internal controls and report their findings to the Company’s management, AIG’s management, and AIG’s internal audit department. To strengthen their independence from the Company’s management, our internal auditors report directly to the Senior Vice President and Director of Internal Audit of AIG. We take prompt action to correct control deficiencies and improve the system.

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

Item 9A(T).  Continued

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our internal control over financial reporting as of the end of each year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the internal control over financial reporting as of December 31, 2007, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the internal control over financial reporting was effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 14.  Principal Accountant Fees and Services.

One of AIG’s Audit Committee’s duties is to oversee our independent accountants, PricewaterhouseCoopers LLP. AGFC does not have its own Audit Committee. AIG’s Audit Committee has adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including AGFC, and pre-approved 100% of AGFC’s audit-related fees in 2007 and 2006.

Independent accountant fees charged to AGFC and the related services were as follows:

Years Ended December 31,
(dollars in thousands)	2007	2006
Audit fees	$2,465	$1,757
Audit-related fees	210	210
Total	$2,675	$1,967

Audit fees in 2007 and 2006 were primarily for the audit of AGFC’s Annual Report on Form 10-K, quarterly review procedures in relation to AGFC’s Quarterly Reports on Form 10-Q, statutory audits of insurance subsidiaries of AGFC, and audits of other subsidiaries of AGFC. Audit-related fees were primarily for issuances of comfort letters. AGFC is a subsidiary of AGFI, and its audit fees and audit-related fees are also included in the fees of AGFI. There were no tax fees or other fees in 2007 or 2006.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)

(1) and (2)  The following consolidated financial statements of American General Finance Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2007 and 2006

Consolidated Statements of Income, years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Shareholder’s Equity, years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows, years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Comprehensive Income, years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Schedule I--Condensed Financial Information of Registrant is included in Item 15(c).

All other financial statement schedules have been omitted because they are inapplicable.

(3)

Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 122 herein.

(b)

Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Item 15(c).

Schedule I – Condensed Financial Information of Registrant

American General Finance Corporation

Condensed Balance Sheets

December 31,
(dollars in thousands)	2007	2006
Assets Net finance receivables	$ 273,007	$ 242,773
Cash and cash equivalents	1,950,583	131,747
Investment in subsidiaries	3,534,560	3,452,258
Receivable from parent and affiliates	22,218,035	21,065,922
Notes receivable from parent and affiliates	429,806	1,336,969
Other assets	1,031,203	542,652
Total assets	$29,437,194	$26,772,321
Liabilities and Shareholder’s Equity Long-term debt, 1.94% - 8.45%, due 2008 – 2067	$22,036,616	$18,585,636
Short-term debt	3,717,062	4,522,164
Other liabilities	452,928	376,794
Total liabilities	26,206,606	23,484,594
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	1,298,967	1,179,906
Other equity	(81,846)	24,460
Retained earnings	2,008,387	2,078,281
Total shareholder’s equity	3,230,588	3,287,727
Total liabilities and shareholder’s equity	$29,437,194	$26,772,321

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance Corporation

Condensed Statements of Income

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Revenues Interest received from affiliates	$1,452,044	$1,369,277	$1,113,617
Dividends received from subsidiaries	85,779	257,430	143,480
Finance charges	12,325	17,582	16,209
Other	(26,649)	(84,509)	51,756
Total revenues	1,523,499	1,559,780	1,325,062
Expenses Interest expense	1,215,048	1,137,290	878,400
Operating expenses	17,528	5,380	7,930
Total expenses	1,232,576	1,142,670	886,330
Income before provision for income taxes and equity in (overdistributed) undistributed net income of subsidiaries	290,923	417,110	438,732
Provision for Income Taxes	76,179	57,158	108,932
Income before equity in (overdistributed) undistributed net income of subsidiaries	214,744	359,952	329,800
Equity in (Overdistributed) Undistributed Net Income of Subsidiaries	(124,614)	70,611	185,050
Net Income	$ 90,130	$ 430,563	$ 514,850

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance Corporation

Condensed Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Cash Flows from Operating Activities Net Income	$ 90,130	$ 430,563	$ 514,850
Reconciling adjustments: Equity in overdistributed (undistributed) net income of subsidiaries	124,614	(70,611)	(185,050)
Change in other assets and other liabilities	51,580	68,520	(17,574)
Change in taxes receivable and payable	(28,544)	(11,978)	4,965
Other, net	36,150	22,153	5,922
Net cash provided by operating activities	273,930	438,647	323,113
Cash Flows from Investing Activities Finance receivables originated or purchased from subsidiaries	(84,779)	(65,158)	(1,576,407)
Principal collections on finance receivables	59,594	68,519	77,781
Purchase of Ocean Finance and Mortgages Limited	(183,878)	-	-
Finance receivables sold to subsidiaries	-	1,529,681	1,127,163
Capital contributions to subsidiaries, net of return of capital	(214,201)	(227,266)	(246,900)
Change in receivable from parent and affiliates	(1,090,220)	(1,475,068)	(2,889,449)
Change in notes receivable from parent and affiliates	907,163	(950,331)	(77,715)
Other, net	(26,206)	496	(15,792)
Net cash used for investing activities	(632,527)	(1,119,127)	(3,601,319)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	7,086,745	3,156,389	5,442,351
Repayment of long-term debt	(4,024,632)	(2,996,043)	(1,550,410)
Change in short-term debt	(839,656)	875,948	(549,091)
Capital contributions from parent	115,000	-	55,000
Dividends paid	(160,024)	(315,163)	(117,044)
Net cash provided by financing activities	2,177,433	721,131	3,280,806
Increase in cash and cash equivalents	1,818,836	40,651	2,600
Cash and cash equivalents at beginning of year	131,747	91,096	88,496
Cash and cash equivalents at end of year	$1,950,583	$ 131,747	$ 91,096

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance Corporation

Notes to Condensed Financial Statements

December 31, 2007

Note 1.  Accounting Policies

AGFC records its investments in subsidiaries at cost plus the equity in (overdistributed) undistributed net income of subsidiaries since the date of incorporation or, if purchased, the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with AGFC’s consolidated financial statements.

Note 2.  Receivable from Subsidiaries

AGFC provides funding to most of its finance subsidiaries for lending activities. AGFC charges these subsidiaries for this funding based on its interest expense rate plus a spread.

Note 3.  Long-term Debt

Long-term debt maturities for the five years after December 31, 2007, were as follows:  2008, $3.9 billion; 2009, $4.0 billion; 2010, $2.0 billion; 2011, $2.9 billion; and 2012, $2.1 billion.

Note 4.  Short-term Debt

Components of short-term debt were as follows:

December 31,
(dollars in thousands)	2007	2006
Commercial paper	$3,216,633	$3,943,271
Extendible commercial notes	193,986	333,832
Notes payable to subsidiaries	271,889	245,061
Other	34,554	-
Total	$3,717,062	$4,522,164

Schedule I, Continued

Note 5.  Subsidiary Debt Guarantee

AGFC guarantees the short-term debt, consisting of commercial paper and bank borrowings, of CommoLoCo, Inc., AGFC’s consumer financial services subsidiary that conducts business in Puerto Rico and the U.S. Virgin Islands. This short-term debt partially funds CommoLoCo, Inc.’s operations and totaled $89.5 million at December 31, 2007, and $95.5 million at December 31, 2006. AGFC would be required to repay this debt if CommoLoCo, Inc.’s cash flows from operations and new debt issuances become inadequate.

AGFC guarantees the short-term debt, consisting of bank borrowings, of Ocean, AGFC’s finance broker subsidiary that conducts business in the United Kingdom. This short-term debt partially funds Ocean’s operations and totaled $48.2 million at December 31, 2007. AGFC would be required to repay this debt if Ocean’s cash flows from operations and new debt issuances become inadequate. On January 9, 2008, Ocean established a 100.0 million British Pound, one-year committed credit facility that is guaranteed by AGFC. This facility replaced 100.0 million British Pounds of uncommitted Ocean credit facilities expiring in 2008.

Three AGFC subsidiaries are each required to maintain $1.0 million of direct committed lines of credit to comply with state regulations. AGFC guarantees any borrowings under these lines of credit. None of these subsidiaries have borrowed under these lines of credit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2008.

AMERICAN GENERAL FINANCE CORPORATION
By:	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2008.

/s/	Frederick W. Geissinger	/s/	William N. Dooley
	Frederick W. Geissinger		William N. Dooley
(Chairman, President, Chief Executive		(Director)
Officer, and Director - Principal Executive
Officer)
		/s/	Jerry L. Gilpin
Jerry L. Gilpin
/s/	Donald R. Breivogel, Jr.	(Director)
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer,
and Director – Principal Financial Officer)		/s/	Stephen H. Loewenkamp
Stephen H. Loewenkamp
(Director)
/s/	Leonard J. Winiger
Leonard J. Winiger
(Vice President, Controller, and Assistant		/s/	George D. Roach
Secretary – Principal Accounting Officer)			George D. Roach
(Director)

/s/	Stephen L. Blake
Stephen L. Blake
(Director)

/s/	Robert A. Cole
Robert A. Cole
(Director)

Exhibit Index

Exhibit

Number

(3)

a.

Restated Articles of Incorporation of American General Finance Corporation (formerly Credithrift Financial Corporation) dated July 22, 1988 and amendments thereto dated August 25, 1988 and March 20, 1989. Incorporated by reference to Exhibit (3)a. filed as a part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-06155).

b.

By-laws of American General Finance Corporation. Incorporated by reference to Exhibit (3)b. filed as a part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-06155).

(4)

a.

The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2007 under the following Indenture exceeds 10% of the Company’s total assets on a consolidated basis:

Indenture dated as of May 1, 1999 from American General Finance Corporation to Wilmington Trust Company (successor trustee to Citibank, N.A.). Incorporated by reference to Exhibit (4)a.(1) filed as a part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-06155).

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

(10)

Supervisory Agreement, dated June 7, 2007, among AIG Federal Savings Bank, Wilmington Finance, Inc., American General Finance, Inc., and the Office of Thrift Supervision. Incorporated by reference to Exhibit (10) filed as part of the Company’s Current Report on Form 8-K dated June 7, 2007.

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