Form 10-Q
period 2008-03-31
AMERICAN GENERAL FINANCE CORP
filed 2008-05-09
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-06155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At May 9, 2008, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2008	2007
Revenues Finance charges	$647,710	$ 619,125
Mortgage banking	6,044	41,803
Insurance	39,820	41,447
Investment	16,219	22,466
Loan brokerage fees	9,111	22,985
Net service fees from affiliates	18,952	(127,484)
Other	(55,436)	(30,695)
Total revenues	682,420	589,647
Expenses Interest expense	306,235	297,666
Operating expenses: Salaries and benefits	130,197	149,850
Other operating expenses	102,134	116,022
Provision for finance receivable losses	174,767	56,460
Insurance losses and loss adjustment expenses	16,458	16,517
Total expenses	729,791	636,515
Loss before credit for income taxes	(47,371)	(46,868)
Credit for Income Taxes	(16,581)	(24,947)
Net Loss	$ (30,790)	$ (21,921)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2008	2007
Assets Net finance receivables: Real estate loans	$19,600,435	$18,772,592
Non-real estate loans	4,107,774	3,835,176
Retail sales finance	2,169,649	2,112,230
Net finance receivables	25,877,858	24,719,998
Allowance for finance receivable losses	(672,105)	(593,532)
Net finance receivables, less allowance for finance receivable losses	25,205,753	24,126,466
Real estate loans held for sale	79,302	232,667
Investment securities	1,407,711	1,422,004
Cash and cash equivalents	223,585	2,073,573
Notes receivable from parent	317,198	314,014
Other assets	2,014,328	1,955,520
Total assets	$29,247,877	$30,124,244
Liabilities and Shareholder’s Equity Long-term debt	$21,623,999	$22,036,616
Short-term debt	3,154,960	3,582,929
Insurance claims and policyholder liabilities	394,896	398,751
Other liabilities	796,187	871,616
Accrued taxes	10,575	3,744
Total liabilities	25,980,617	26,893,656
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	1,428,967	1,298,967
Accumulated other comprehensive loss	(144,388)	(81,846)
Retained earnings	1,977,601	2,008,387
Total shareholder’s equity	3,267,260	3,230,588
Total liabilities and shareholder’s equity	$29,247,877	$30,124,244

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2008	2007
Cash Flows from Operating Activities Net Loss	$ (30,790)	$ (21,921)
Reconciling adjustments: Provision for finance receivable losses	174,767	56,460
Depreciation and amortization	38,555	37,411
Deferral of finance receivable origination costs	(15,289)	(16,824)
Deferred income tax benefit	(25,263)	(75,658)
Origination of real estate loans held for sale	(103,248)	(2,373,140)
Sales and principal collections of real estate loans held for sale	259,533	2,530,962
Net gain on sales of real estate loans held for sale	(6,162)	(48,623)
Provision for warranty reserve	3,242	31,079
Change in other assets and other liabilities	48,496	178,863
Change in insurance claims and policyholder liabilities	(3,855)	(2,120)
Change in taxes receivable and payable	21,079	65,736
Other, net	10,730	11,962
Net cash provided by operating activities	371,795	374,187
Cash Flows from Investing Activities Finance receivables originated or purchased	(2,999,337)	(2,073,165)
Principal collections on finance receivables	1,796,709	2,017,252
Net cash (paid) acquired in acquisition of Ocean Finance and Mortgages Limited	(34,912)	21,770
Investment securities purchased	(41,235)	(61,159)
Investment securities called and sold	32,412	31,600
Investment securities matured	11,025	15,685
Change in notes receivable from parent	(3,184)	(3,694)
Change in premiums on finance receivables purchased and deferred charges	(62,037)	(421)
Other, net	(21,387)	(5,234)
Net cash used for investing activities	(1,321,946)	(57,366)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	131,420	1,253,331
Repayment of long-term debt	(764,905)	(1,508,918)
Change in short-term debt	(396,283)	28,427
Capital contribution from parent	130,000	-
Dividends paid	-	(140,003)
Net cash used for financing activities	(899,768)	(367,163)
Effect of exchange rate changes	(69)	58
Decrease in cash and cash equivalents	(1,849,988)	(50,284)
Cash and cash equivalents at beginning of period	2,073,573	225,072
Cash and cash equivalents at end of period	$ 223,585	$ 174,788

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2008	2007
Net loss	$(30,790)	$(21,921)
Other comprehensive loss: Net unrealized (losses) gains on: Investment securities and securities lending collateral	(31,979)	1,365
Swap agreements	(72,418)	(4,371)
Foreign currency translation adjustments	(884)	343
Income tax effect: Net unrealized losses (gains) on: Investment securities and securities lending collateral	11,193	(478)
Swap agreements	25,346	1,530
Other comprehensive loss, net of tax, before reclassification adjustments	(68,742)	(1,611)
Reclassification adjustments for realized losses included in net income: Investment securities and securities lending collateral	8,940	687
Swap agreements	598	598
Income tax effect: Investment securities and securities lending collateral	(3,129)	(241)
Swap agreements	(209)	(209)
Reclassification adjustments included in net income, net of tax	6,200	835
Other comprehensive loss, net of tax	(62,542)	(776)
Comprehensive loss	$(93,332)	$(22,697)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008

Note 1.  Basis of Presentation

American General Finance Corporation will be referred to as “AGFC” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company”, “we”, or “our”. AGFC is a wholly owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of American International Group, Inc. (AIG).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP). These statements are unaudited. The statements include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. To conform to the 2008 presentation, we reclassified certain items in the prior period.

Note 2.  Acquisition of Ocean Finance and Mortgages Limited

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

Note 3.  Additional Significant Accounting Policies

Acquired Finance Receivables

In accordance with Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), we do not include losses incurred on acquired finance receivables in our allowance for finance receivable losses at the time of our acquisition.

For acquired finance receivables that have experienced deterioration of credit quality between origination and our acquisition of the finance receivables, the amount paid for a finance receivable reflects our determination that it is probable we will be unable to collect all amounts due according to the finance receivable’s contractual terms.

We review each finance receivable at the time of our acquisition to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to its contractual terms. If both conditions exist, we assemble the finance receivables for recognition, measurement, and disclosure purposes into pools of finance receivables based on common risk characteristics. We calculate cash flows expected at acquisition, including the impact of expected prepayments, for the aggregated pools of these finance receivables. We determine the excess of the pools’ scheduled contractual cash flows over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). We accrete the remaining amount, which represents the excess of these finance receivables’ cash flows expected to be collected over the amount paid, into finance charge revenue over the remaining life of these finance receivables (accretable yield). We do not recognize the excess of the contractual cash flows over expected cash flows as an adjustment of revenue or expense or on the balance sheet.

Over the life of these finance receivables, we continue to estimate cash flows expected to be collected. At the balance sheet date, we evaluate whether it is probable that we will be unable to collect all cash flows which were expected at acquisition and, if so, recognize an impairment loss. If it is probable that there will be significant increases in actual or expected future cash flows from those expected at acquisition, we adjust the amount of accretable yield recognized on a prospective basis over these finance receivables’ remaining life.

Derivative Financial Instruments

We measure derivative fair values assuming that the unit of account is a group of derivatives executed with the same counterparty under a master netting agreement. Therefore, we report derivative assets and liabilities on a net basis, by counterparty, after consideration of the master netting agreements.

Note 4.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. We adopted SFAS 157 on January 1, 2008, its required effective date. With respect to the implementation of SFAS 157, we applied the adjustments to the market value of our derivative instruments prospectively. The most significant effect of adopting SFAS 157 on our first quarter 2008 results related to changes in the fair value methodology with respect to derivative liabilities already carried at fair value. This methodology change resulted in a credit valuation adjustment loss of $39.4 million (pretax) for the three months ended March 31, 2008, on the fair value of our derivative liabilities, of which $13.3 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157. See Note 12 for additional information on our SFAS 157 disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income; and recognizing preacquisition loss and gain contingencies at their acquisition-date fair values, among other changes. We are required to adopt SFAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect our consolidated financial condition, results of operations, and cash flows. SFAS 161 is effective beginning with financial statements issued for the quarterly period ending March 31, 2009. Because SFAS 161 only requires additional disclosures about derivatives, it will have no effect on our consolidated financial condition, results of operations, or cash flows.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

March 31, 2008	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$19,577,742	$4,480,930	$2,382,503	$26,441,175
Unearned finance charges and points and fees	(204,617)	(478,496)	(257,833)	(940,946)
Accrued finance charges	122,726	50,448	39,210	212,384
Deferred origination costs	24,363	41,293	-	65,656
Premiums, net of discounts	80,221	13,599	5,769	99,589
Total	$19,600,435	$4,107,774	$2,169,649	$25,877,858

December 31, 2007	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,772,434	$4,176,097	$2,281,487	$25,230,018
Unearned finance charges and points and fees	(191,514)	(434,093)	(209,293)	(834,900)
Accrued finance charges	121,734	50,251	40,692	212,677
Deferred origination costs	25,049	42,596	-	67,645
Premiums, net of discounts	44,889	325	(656)	44,558
Total	$18,772,592	$3,835,176	$2,112,230	$24,719,998

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company), and the Company to their customers were $6.6 billion at March 31, 2008, and $6.3 billion at December 31, 2007. Our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

In first quarter 2008, we acquired finance receivables in a transfer for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. We considered such credit quality deterioration in our determination of the acquisition price for these finance receivables.

We included the carrying amount of these finance receivables in our net finance receivables. The amount of these finance receivables by type and the related carrying amount were as follows:

March 31,	2008
(dollars in thousands)
Real estate loans	$17,010
Non-real estate	12,405
Retail sales finance	2,406
Total	$31,821
Carrying amount	$21,619

Changes in accretable yield of these finance receivables were as follows:

Three Months Ended March 31,	2008
(dollars in thousands)
Balance at beginning of period	$ -
Additions	3,586
Accretion	(312)
Reclassifications from (to) nonaccretable difference	-
Disposals	-
Balance at end of period	$3,274

We did not create a valuation allowance in the initial accounting for these acquired finance receivables. During the three months ended March 31, 2008, we did not establish a valuation allowance for these finance receivables due to no change in their expected cash flows.

The portion of these finance receivables that were acquired during the three months ended March 31, 2008, for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

Three months ended March 31,	2008
(dollars in thousands)
Contractually required payments receivable at acquisition: Real estate loans	$21,545
Non-real estate	16,788
Retail sales finance	3,123
Total	$41,456
Cash flows expected to be collected at acquisition	$24,992
Basis in acquired finance receivables at acquisition	$21,406

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Three Months Ended March 31,
(dollars in thousands)	2008	2007
Balance at beginning of period	$ 593,532	$479,908
Provision for finance receivable losses	174,767	56,460
Charge-offs	(108,581)	(71,598)
Recoveries	12,387	13,189
Balance at end of period	$672,105	$477,959

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At March 31, 2008, equity-indexed debt and related swaps were immaterial.

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

For certain types of hedge relationships meeting specific criteria, SFAS 133 allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings. At March 31, 2008, certain of AGFC’s cash flow and fair value hedges which qualified for hedge accounting treatment qualified under this method. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on a regular basis, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period.

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

During the three months ended March 31, 2008, we recognized a net gain of $0.1 million in other revenues related to the ineffective portion of our fair value hedging instruments. There were no amounts related to ineffectiveness recognized during the three months ended March 31, 2007. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized a loss related to ineffectiveness of $15.3 million for the three months ended March 31, 2008, in other revenues. There were no amounts recognized during the three months ended March 31, 2007. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

At March 31, 2008, we expect $45.8 million of the deferred net loss on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the twelve months ending March 31, 2009. For the three months ended March 31, 2008, there were no instances in which we reclassified amounts from other comprehensive income to earnings as a result of a discontinuance of a cash flow hedge, because it was probable the original forecasted cash flows would not occur at the end of the specified time period.

Due to the implementation of SFAS 157, effective January 1, 2008, our valuations recognize the effect of credit risk and market risk using credit default swap valuation modeling. We recorded a $39.4 million credit valuation adjustment loss in other revenues for the three months ended March 31, 2008, of which $13.3 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157. The credit valuation adjustment loss increased significantly in the three months ended March 31, 2008, due to the widening of credit default swap spreads. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that is highly rated due to credit support from AIG, its parent.

Note 8.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	March 31,	December 31,
(dollars in thousands)	2008	2007
Net unrealized (losses) gains on: Swap agreements	$(138,853)	$(92,170)
Investment securities and securities lending	(4,256)	10,719
Retirement plan liabilities adjustment	(2,042)	(2,042)
Foreign currency translation adjustments	763	1,647
Accumulated other comprehensive loss	$(144,388)	$(81,846)

Note 9.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities for the acquisition of Ocean was as follows:

Three Months Ended March 31,	2007
(dollars in thousands)
Fair value of assets acquired	$313,853
Net cash acquired in acquisition	21,770
Liabilities assumed	(87,421)
Note payable and remaining other liabilities	$248,202

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

Three Months Ended March 31, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$483,648	$167,553	$ -	$ (3,491)	$ -	$647,710
Insurance	141	-	38,714	965	-	39,820
Other	(3,604)	16,917	26,645	(36,128)	(8,940)	(5,110)
Intercompany	19,134	523	(15,424)	(4,233)	-	-
Pretax income (loss)	56,890	(30,542)	26,902	(91,107)	(9,514)	(47,371)

Three Months Ended March 31, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$454,179	$ 168,699	$ -	$ (3,753)	$ -	$619,125
Insurance	-	-	39,159	2,288	-	41,447
Other	(5,511)	(86,006)	24,653	(3,374)	(687)	(70,925)
Intercompany	19,141	480	(15,697)	(3,924)	-	-
Pretax income (loss)	119,777	(150,156)	23,910	(42,533)	2,134	(46,868)

The “All Other” column includes:

•

corporate revenues and expenses such as management and administrative revenues and expenses and fair value adjustments of derivatives and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance; and

•

revenues from our foreign subsidiary, Ocean, which we acquired in January 2007.

The “Adjustments” column includes:

•

realized gains (losses) on investment securities and securities lending;

•

interest expense related to re-allocations of debt among business segments; and

•

provision for finance receivable losses due to redistribution of amounts provided for the allowance for finance receivable losses.

Note 11.  Supervisory Agreement

As disclosed in AGFC’s Current Report on Form 8-K dated June 7, 2007, AIG Bank, Wilmington Finance, Inc. (WFI) (a wholly owned subsidiary of AGFC), and AGFI entered into a Supervisory Agreement with the Office of Thrift Supervision (OTS) on June 7, 2007 (the Supervisory Agreement). The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank by WFI from July 2003 through early May 2006 pursuant to a mortgage services agreement between WFI and AIG Bank. The mortgage services agreement was terminated in February 2006.

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

AIG Bank, WFI, and AGFI have also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of March 31, 2008, we have donated $3.4 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the remediation program may differ from this estimate. Also in second quarter 2007, AIG contributed capital to AGFI totaling $76 million to support AGFI’s leverage at its targeted level as of June 30, 2007. In first quarter 2008, we reduced the reserve by $18.0 million as a result of our current evaluation of our loss exposure. As of March 31, 2008, we have made reimbursements of $40.0 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement.

Note 12.  Fair Value Measurements

The fair value of a financial instrument is the amount that would be received if an asset is sold or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions.

Fair Value Hierarchy

Beginning January 1, 2008, we measure and classify assets and liabilities recorded at fair value in the consolidated balance sheet in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the market place used to measure the fair values. In general, we determine the fair value measurements classified as Level 1 based on inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We generally obtain market price data from exchange or dealer markets. We do not adjust the quoted price for such instruments. Assets measured using Level 1 inputs include certain investment securities (including certain actively traded listed common stock). We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured on a recurring basis using Level 2 inputs include certain investment securities (including certain government and agency securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities, and state and municipal obligations), short-term investments, securities lending collateral, and derivative assets and liabilities. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets measured using Level 3 inputs include certain investment securities (including certain asset-backed securities and private equity investments), securities lending collateral, real estate loans held for sale, real estate owned, other intangible assets, and goodwill. In certain cases, the inputs we use to measure the fair value of an asset may fall into different levels of the fair value hierarchy. In such cases, we determine the level in the fair value hierarchy within which the fair value measurement in its entirety falls based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Fair Value Measurements – Recurring Basis

On a recurring basis we measure the fair value of investment securities, short-term investments, securities lending collateral, and derivative assets and liabilities. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value. Fair value measurements on a recurring basis were as follows:

March 31, 2008	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities	$375	$1,335,438	$69,480	$ -	$1,405,293
Short-term investments	-	54,165	-	-	54,165
Securities lending collateral	-	102,502	22,714	-	125,216
Derivatives	-	609,453	1,073	(101,341)	509,185
Total	$375	$2,101,558	$93,267	$(101,341)	$2,093,859
Liabilities
Derivatives	-	105,230	240	(101,341)	4,129

Three Months Ended March 31, 2008	Fair Value Measurements Using Level 3
	Assets				Liabilities
(dollars in thousands)	Investment securities	Securities lending collateral	Derivatives	Total	Derivatives
Balance at beginning of period	$67,823	$27,212	$ 839	$95,874	$ 563
Total gains or losses (realized/ unrealized): Included in earnings (other revenues)	402	(4,870)	420	(4,048)	3,134
Included in other comprehensive income	(3,144)	691	-	(2,453)	-
Purchases, issuances, and settlements	(692)	(616)	(186)	(1,494)	(3,457)
Transfers in and/or out of Level 3	5,091	297	-	5,388	-
Balance at end of period	$69,480	$22,714	$1,073	$93,267	$ 240
Amount of total gains or losses for the period included in earnings (other revenues) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$ 402	$ (4,870)	$ 420	$ (4,048)	$ 3,134

We used observable and/or unobservable inputs to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the table above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Fair Value Measurements – Nonrecurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally quarterly, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include real estate loans held for sale, real estate owned, other intangible assets, and goodwill.

At March 31, 2008, we had assets measured at fair value on a non-recurring basis on which we recorded other-than-temporary impairment charges during the three months ended March 31, 2008 as follows:

March 31, 2008	Fair Value Measurements Using				Total Gains
(dollars in thousands)	Level 1	Level 2	Level 3	Total	(Losses)
Real estate owned	$ -	$ -	$134,529	$134,529	$ (8,935)
Real estate loans held for sale	-	-	45,678	45,678	(9,049)
Other intangible assets	-	-	90	90	(457)
Total	$ -	$ -	$180,297	$180,297	$(18,441)

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we wrote down certain real estate owned to their fair value of $134.5 million, resulting in a loss of $8.9 million, which was included in earnings (other revenues) for the three months ended March 31, 2008.

In accordance with the provisions of SFAS No. 65 “Accounting for Certain Mortgage Banking Activities”, we wrote down certain real estate loans held for sale to their fair value of $45.7 million, resulting in a provision for valuation allowance of $9.0 million, which was included in earnings (mortgage banking revenues) for the three months ended March 31, 2008.

In accordance with the provisions of SFAS 144, we wrote down certain other intangible assets with a carrying value of $547,000 to their fair value of $90,000, resulting in an impairment charge of $457,000, which was included in earnings (operating expenses) for the three months ended March 31, 2008.

Fair Value Measurements – Valuation Methodologies and Assumptions

We used the following methods and assumptions to estimate fair value.

Investment Securities

To measure the fair value of investment securities (which consist primarily of bonds), we maximized the use of observable inputs and minimized the use of unobservable inputs. Whenever available, we obtained quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtained market price data from exchange or dealer markets.

We estimated the fair value of fixed maturity investment securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and a matrix pricing methodology, or discounting cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity investment securities that are not traded in active markets or that are subject to transfer restrictions, we adjusted the valuations to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

We initially estimated the fair value of equity instruments not traded in active markets by reference to the transaction price. We adjusted this valuation only when changes to inputs and assumptions were corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations, and other transactions across the capital structure, offerings in the equity capital markets, and changes in financial ratios or cash flows. For equity securities that are not traded in active markets or that are subject to transfer restrictions, we adjusted the valuations to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Short-term Investments

We estimated the fair value of short-term investments using quoted prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Securities Lending Collateral

The fair values of securities lending collateral were calculated in a manner consistent with other fixed maturity investment securities.

Derivatives

Our derivatives are not traded on an exchange. The valuation model used to calculate fair value of our derivative instruments includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk. Credit value adjustment and market valuation adjustment were added to the model as a result of the adoption of SFAS 157. The credit valuation adjustment adjusts the valuation of derivatives to account for nonperformance risk of our counter-party with respect to all net derivative assets positions. The credit valuation adjustment also accounts for our own credit risk in the fair value measurement of all net derivative liabilities’ positions, when appropriate. The market valuation adjustment adjusts the valuation of derivatives to reflect the fact that we are an “end-user” of derivative products. As such, the valuation is adjusted to take into account the bid-offer spread (the liquidity risk), as we are not a dealer of derivative products.

Real Estate Owned

We generally based our estimate of the fair value of real estate owned on the price that would be received in a current transaction to sell the asset.

Real Estate Loans Held for Sale

We determined the fair value of real estate loans held for sale by reference to current investor yield requirements or outstanding forward sale commitments, if any.

Other Intangible Assets

We estimated fair values of other intangible assets by discounting projected cash flows at designated rates of return using market recognized valuation techniques.

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

•

the costs and effects of any litigation or governmental inquiries or investigations involving the Company, including those that are determined adversely to the Company;

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

We also direct readers to other risks and uncertainties discussed in other documents we file with the SEC (see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007). We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

March 31,	2008		2007
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$21,624.0	77%	$18,376.9	70%
Short-term debt	3,154.9	11	4,625.0	18
Total debt	24,778.9	88	23,001.9	88
Equity	3,267.3	12	3,125.0	12
Total capital	$28,046.2	100%	$26,126.9	100%
Net finance receivables	$25,877.9		$23,596.6
Real estate loans held for sale	$ 79.3		$ 981.3

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. AGFC obtains most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At March 31, 2008, short-term debt included $3.0 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At March 31, 2008, short-term debt included $122.1 million of extendible commercial notes.

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

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 7.5 to 1 of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangibles, and accumulated other comprehensive (loss) income. Based on this definition, our adjusted tangible leverage at March 31, 2008, was 7.59x compared to 7.79x at March 31, 2007, and 8.11x at December 31, 2007.

Reconciliations of total debt to adjusted debt were as follows:

	March 31,	March 31,	December 31,
(dollars in millions)	2008	2007	2007
Total debt	$24,778.9	$23,001.9	$25,619.5
75% of hybrid debt	(261.9)	(259.2)	(261.9)
Adjusted debt	$24,517.0	$22,742.7	$25,357.6

Reconciliations of equity to adjusted tangible equity were as follows:

	March 31,	March 31,	December 31,
(dollars in millions)	2008	2007	2007
Equity	$3,267.3	$3,125.0	$3,230.6
75% of hybrid debt	261.9	259.2	261.9
Goodwill	(336.3)	(345.4)	(336.3)
Other intangibles	(107.7)	(94.6)	(111.1)
Accumulated other comprehensive loss (income)	144.4	(23.7)	81.8
Adjusted tangible equity	$3,229.6	$2,920.5	$3,126.9

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC does not guarantee any borrowings of AGFI.

At March 31, 2008, AGFC had committed credit facilities totaling $4.952 billion, including a $2.125 billion multi-year credit facility, a $2.625 billion 364-day credit facility, and a 100.0 million British Pound one-year facility for Ocean that we established in January 2008. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The new facility for Ocean replaced 100.0 million British Pounds of uncommitted Ocean credit facilities expiring in 2008. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.06% at March 31, 2008. Outstanding borrowings under these committed credit facilities totaled $55.0 million at March 31, 2008. There were no amounts outstanding under these committed credit facilities at March 31, 2007.

At March 31, 2008, AGFC and certain of its subsidiaries also had an uncommitted credit facility of $75.0 million. A portion of this uncommitted facility was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility. There were no amounts outstanding under the uncommitted credit facility at March 31, 2008 or 2007.

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

Principal sources and uses of cash were as follows:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Principal sources of cash: Operations	$ 371.8	$374.2
Capital contribution	130.0	-
Total	$ 501.8	$374.2
Principal uses of cash: Net originations and purchases of finance receivables	$1,202.6	$ 55.9
Net repayment of debt	1,029.8	227.2
Dividends paid	-	140.0
Total	$2,232.4	$423.1

We believe that consistent execution of our business strategies should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines that are intended to maintain adequate liquidity, to mitigate the impact of an inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At March 31, 2008, that percentage was 12% compared to 17% at March 31, 2007.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At March 31, 2008, we had $4.952 billion of committed bank credit facilities.

•

At March 31, 2008, AGFC had the corporate authority to issue up to $8.0 billion of senior long-term debt securities registered under the Securities Act of 1933 using AGFC’s effective shelf registration statement.

•

We have positioned AGFC as a recognized issuer of long-term debt in foreign capital markets, including by recently establishing a Euro medium-term note program.

•

We have the ability to sell, on a whole loan basis, or sell for securitizations, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $7.1 billion in the twelve months ended March 31, 2008. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables, but these funds could be made available for other uses, if necessary.

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

At or for the Three Months Ended March 31,
(dollars in millions)	2008	2007
Net finance receivables: Branch real estate loans	$ 9,235.7	$ 7,861.5
Centralized real estate	10,659.0	10,726.7
Branch non-real estate loans	4,099.8	3,526.8
Branch retail sales finance	2,144.8	1,845.9
Total segment net finance receivables	26,139.3	23,960.9
All other	(261.4)	(364.3)
Net finance receivables	$25,877.9	$23,596.6
Yield: Branch real estate loans	10.74%	11.35%
Centralized real estate	6.24	6.32
Branch non-real estate loans	20.72	21.01
Branch retail sales finance	11.71	11.71
Total segment yield	10.42	10.51
All other effect on yield	0.06	0.11
Total yield	10.48	10.62
Charge-off ratio: Branch real estate loans	1.18%	0.54%
Centralized real estate	0.32	0.15
Branch non-real estate loans	5.09	3.92
Branch retail sales finance	2.97	1.92
Total segment charge-off ratio	1.55	0.96
All other effect on charge-off ratio	0.01	0.03
Total charge-off ratio	1.56	0.99
Delinquency ratio: Branch real estate loans	3.51%	2.77%
Centralized real estate	2.56	1.09
Branch non-real estate loans	4.09	3.33
Branch retail sales finance	2.27	1.65
Total segment delinquency ratio	3.12	2.04
All other effect on delinquency ratio	0.05	0.04
Total delinquency ratio	3.17	2.08

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

March 31,
(dollars in millions)	2008	2007
Net finance receivables: Branch real estate loans:
Prime	$ 1,565.6	$ 1,247.8
Non-prime	1,728.5	1,392.9
Sub-prime	5,829.6	5,169.7
Other/FICO unavailable	112.0	51.1
Total	$ 9,235.7	$ 7,861.5
Centralized real estate loans:
Prime	$ 8,029.4	$8,368.3
Non-prime	1,742.3	1,665.3
Sub-prime	655.5	594.9
Other/FICO unavailable	231.8	98.2
Total	$10,659.0	$10,726.7
Branch non-real estate loans:
Prime	$ 671.3	$ 565.6
Non-prime	1,002.5	858.3
Sub-prime	2,340.9	2,097.7
Other/FICO unavailable	85.1	5.2
Total	$ 4,099.8	$ 3,526.8
Branch retail sales finance:
Prime	$ 1,211.2	$ 1,226.5
Non-prime	321.3	294.4
Sub-prime	380.6	325.1
Other/FICO unavailable	231.7	(0.1)
Total	$ 2,144.8	$ 1,845.9

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

March 31,	2008	2007
Delinquency ratio: Branch real estate loans:
Prime	1.20%	0.76%
Non-prime	2.41	1.82
Sub-prime	4.46	3.52
Other/FICO unavailable	3.34	1.99
Total	3.51	2.77
Centralized real estate loans:
Prime	1.79%	0.68%
Non-prime	5.04	1.97
Sub-prime	5.45	4.28
Other/FICO unavailable	13.99	22.24
Total	2.56	1.09
Branch non-real estate loans:
Prime	2.30%	1.59%
Non-prime	3.29	2.48
Sub-prime	4.95	4.14
Other/FICO unavailable	3.75	5.03
Total	4.09	3.33
Branch retail sales finance:
Prime	1.18%	0.70%
Non-prime	4.07	2.74
Sub-prime	5.59	4.37
Other/FICO unavailable	0.11	3.38
Total	2.27	1.65

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Loss

Three Months Ended March 31,
(dollars in millions)	2008	2007
Net loss	$(30.8)	$ (21.9)
Amount change	$ (8.9)	$(147.7)
Percent change	(40)%	(117)%
Return on average assets	(0.42)%	(0.32)%
Return on average equity	(3.81)%	(2.66)%
Ratio of earnings to fixed charges	0.85x	0.85x

During 2007 and the three months ended March 31, 2008, the U.S. residential real estate markets and credit markets experienced significant turmoil as housing prices softened, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments contributed to the decline in net income in 2007 and the three months ended March 31, 2008.

Net loss for the three months ended March 31, 2008, reflected higher provision for finance receivable losses as a result of our monthly evaluations of our finance receivable portfolio, higher net charge-offs, and unfavorable variances related to derivatives. See Provision for Finance Receivable Losses and Other Revenues for further information.

Net loss for the three months ended March 31, 2007, included an accrual for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 11 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Recent developments affecting the mortgage loan and U.S. residential real estate markets could continue to adversely affect our business. The non-prime or sub-prime mortgage loan market has been the subject of negative attention and has been, and may in the future become, subject to increased or changing regulation. Market developments and regulatory changes could limit our business growth opportunities and could increase our cost of borrowing through the capital markets. Any increased or changing regulation could also require us to devote additional resources to comply with that regulation. Further, the downturn in the U.S. residential real estate market could continue to adversely affect our results of operations. In many cases, decreased property values that accompany a market downturn reduce a borrower’s ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers could cause losses, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage the adoption of increased regulation. Any sustained period of significantly increased costs, delinquencies or losses could adversely affect our results of operations. For a discussion of additional risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Real estate loans	$ 388.2	$ 385.6
Non-real estate loans	199.8	180.4
Retail sales finance	59.7	53.1
Total	$ 647.7	$ 619.1
Amount change	$ 28.6	$ 30.9
Percent change	5%	5%
Average net receivables	$24,829.9	$23,595.9
Yield	10.48%	10.62%

Finance charges increased due to the following:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Increase in average net receivables	$ 33.4	$19.0
Change in yield	(11.1)	11.9
Increase in number of days	6.3	-
Total	$28.6	$30.9

Average net receivables and changes in average net receivables by type were as follows:

Three Months Ended March 31,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,858.4	$ 614.6	$18,243.8	$ (47.8)
Non-real estate loans	3,868.1	379.6	3,488.5	332.7
Retail sales finance	2,103.4	239.8	1,863.6	356.8
Total	$24,829.9	$1,234.0	$23,595.9	$641.7
Percent change		5%		3%

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.014 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables. However, finance receivable growth resulting from this purchase was partially offset by the slower U.S. housing market and our tighter underwriting guidelines which resulted in lower levels of originations of real estate loans for the three months ended March 31, 2008, when compared to the same period in 2007.

Yield and changes in yield in basis points (bp) by type were as follows:

Three Months Ended March 31,	2008		2007
	Yield	Change	Yield	Change
Real estate loans	8.28%	(29) bp	8.57%	10 bp
Non-real estate loans	20.73	(13)	20.86	(30)
Retail sales finance	11.42	(10)	11.52	57
Total	10.48	(14)	10.62	25

Yield decreased for the three months ended March 31, 2008, when compared to the same period in 2007 as we originated new loans at lower rates due to market conditions, our tighter underwriting guidelines, and revised credit risk scoring models.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Net gain on sales of real estate loans held for sale	$ 6.2	$ 48.6
Provision for warranty reserve	(3.3)	(31.1)
Interest income on real estate loans held for sale	3.1	24.3
Total	$ 6.0	$ 41.8
Amount change	$(35.8)	$ 36.2
Percent change	(86)%	N/M*

* Not meaningful

Mortgage banking revenues decreased for the three months ended March 31, 2008, when compared to the same period in 2007 reflecting a significant decrease in originations of real estate loans held for sale primarily due to the slower U.S. housing market and our tighter underwriting guidelines. The decrease in mortgage banking revenues for the three months ended March 31, 2008, when compared to the same period in 2007 was partially offset by a decrease in provision for warranty reserve which covers costs associated with buybacks from investors of mortgage loans that incur certain borrower defaults.

Insurance Revenues

Insurance revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Earned premiums	$38.7	$39.0
Commissions	1.1	2.4
Total	$39.8	$41.4
Amount change	$ (1.6)	$ 2.3
Percent change	(4)%	6%

Investment Revenue

Three Months Ended March 31,
(dollars in millions)	2008	2007
Investment revenue	$16.2	$22.5
Amount change	$(6.3)	$(0.2)
Percent change	(28)%	(1)%

Investment revenue was affected by the following:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Average invested assets	$1,575.8	$1,495.9
Investment portfolio yield	5.88%	6.06%
Net realized losses on investment securities and securities lending	$ (8.9)	$ (0.7)

Loan Brokerage Fees Revenues

Three Months Ended March 31,
(dollars in millions)	2008	2007
Loan brokerage fees revenues	$ 9.1	$23.0
Amount change	$(13.9)	$23.0
Percent change	(60)%	N/A*

* Not applicable

Loan brokerage fees revenues decreased for the three months ended March 31, 2008, when compared to the same period in 2007 primarily due to a significant decline in Ocean’s brokered loan volume reflecting the slower United Kingdom housing market.

Net Service Fees from Affiliates

Three Months Ended March 31,
(dollars in millions)	2008	2007
Net service fees from affiliates	$ 19.0	$(127.5)
Amount change	$146.5	$(178.7)
Percent change	115%	(349)%

Net service fees from affiliates increased for the three months ended March 31, 2008, when compared to the same period in 2007 reflecting an accrual recorded in first quarter 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 11 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

Other Revenues

Other revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Fair value adjustments of derivatives	$(57.5)	$ 3.1
Interest revenue – notes receivable from AGFI	5.7	6.6
Net (loss) recovery on sales of real estate owned	(4.6)	0.1
Writedowns on real estate owned	(4.3)	(2.7)
Foreign exchange gain (loss) on foreign currency denominated debt	0.9	(39.2)
Other	4.4	1.4
Total	$(55.4)	$(30.7)
Amount change	$(24.7)	$(45.6)
Percent change	(81)%	(306)%

The loss in other revenues for the three months ended March 31, 2008, reflected a credit valuation adjustment loss of $39.4 million on the fair value of our derivatives due to the implementation of SFAS 157 effective January 1, 2008 (of which $13.3 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157), and an ineffectiveness loss of $15.3 million on economically swapped positions that received hedge accounting treatment beginning in June 2007. The credit valuation adjustment loss resulted from the measurement of credit risk using credit default swap valuation modeling. The credit valuation adjustment loss increased significantly in the three months ended March 31, 2008, due to the widening of credit default swap spreads. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that is highly rated due to credit support from AIG, its parent. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on our derivatives.

The loss in other revenues for the three months ended March 31, 2007, also included foreign exchange losses on foreign currency denominated debt that were not fully offset by gains arising from the fair value adjustments of derivatives. These amounts relate primarily to economically swapped positions that did not receive hedge accounting designation until June 2007.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Long-term debt	$ 280.0	$ 248.2
Short-term debt	26.2	49.5
Total	$ 306.2	$ 297.7
Amount change	$ 8.5	$ 43.6
Percent change	3%	17%
Average borrowings	$23,629.8	$22,897.7
Interest expense rate	5.17%	5.21%

Interest expense increased due to the following:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Increase in average borrowings	$ 9.5	$17.4
Change in interest expense rate	(1.0)	26.2
Total	$ 8.5	$43.6

Average borrowings and changes in average borrowings by type were as follows:

Three Months Ended March 31,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$20,880.2	$1,681.2	$19,199.0	$1,415.0
Short-term debt	2,749.6	(949.1)	3,698.7	52.7
Total	$23,629.8	$ 732.1	$22,897.7	$1,467.7
Percent change		3%		7%

AGFC issued $6.0 billion of long-term debt during the twelve months ended March 31, 2008. We used the proceeds of these long-term debt issuances to support growth in finance receivables and to refinance maturing debt.

We fund our real estate loans held for sale primarily with short-term debt, which accounts for most of the decrease in short-term average borrowings.

Interest expense rate and changes in interest expense rate in basis points by type were as follows:

Three Months Ended March 31,	2008		2007
	Rate	Change	Rate	Change
Long-term debt	5.36%	19 bp	5.17%	38 bp
Short-term debt	3.83	(152)	5.35	75
Total	5.17	(4)	5.21	46

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

Operating Expenses

Operating expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Salaries and benefits	$130.2	$149.9
Other operating expenses	102.1	116.0
Total	$232.3	$265.9
Amount change	$ (33.6)	$ 45.4
Percent change	(13)%	21%
Operating expenses as a percentage of average net receivables	3.74%	4.51%

Salaries and benefits decreased for the three months ended March 31, 2008, when compared to the same period in 2007 primarily due to a decrease in commissions resulting from lower centralized real estate loan production. The decrease in other operating expenses for the three months ended March 31, 2008, when compared to the same period in 2007 reflected lower advertising expenses and additional amounts recorded in first quarter 2007 relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank.

Provision for Finance Receivable Losses

At or for the Three Months Ended March 31,
(dollars in millions)	2008	2007
Provision for finance receivable losses	$174.8	$ 56.5
Amount change	$118.3	$ 24.5
Percent change	210%	76%
Net charge-offs	$ 96.2	$ 58.4
Charge-off ratio	1.56%	0.99%
Charge-off coverage	1.75x	2.05x
60 day+ delinquency	$837.4	$501.9
Delinquency ratio	3.17%	2.08%
Allowance for finance receivable losses	$672.1	$478.0
Allowance ratio	2.60%	2.03%

Provision for finance receivable losses increased for the three months ended March 31, 2008, when compared to the same period in 2007 as a result of our monthly evaluations of our finance receivable portfolio, and higher net charge-offs in first quarter 2008.

Net charge-offs and changes in net charge-offs by type were as follows:

Three Months Ended March 31,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$32.9	$17.5	$15.4	$4.2
Non-real estate loans	48.1	14.0	34.1	1.8
Retail sales finance	15.2	6.3	8.9	0.9
Total	$96.2	$37.8	$58.4	$6.9

Charge-off ratios and changes in charge-off ratios in basis points by type were as follows:

Three Months Ended March 31,	2008		2007
	Ratio	Change	Ratio	Change
Real estate loans	0.70%	36 bp	0.34%	9 bp
Non-real estate loans	5.03	111	3.92	(18)
Retail sales finance	2.91	101	1.90	(21)
Total	1.56	57	0.99	9

Total charge-off ratio increased for the three months ended March 31, 2008, when compared to the same period in 2007 primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three months ended March 31, 2008, when compared to the same period in 2007 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses.

Delinquency based on contract terms in effect and changes in delinquency by type were as follows:

March 31,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$599.6	$259.4	$340.2	$72.3
Non-real estate loans	183.4	54.9	128.5	8.7
Retail sales finance	54.4	21.2	33.2	7.1
Total	$837.4	$335.5	$501.9	$88.1

Delinquency ratios based on contract terms in effect and changes in delinquency ratios in basis points by type were as follows:

March 31,	2008		2007
	Ratio	Change	Ratio	Change
Real estate loans	3.06%	119 bp	1.87%	41 bp
Non-real estate loans	4.09	76	3.33	(12)
Retail sales finance	2.28	62	1.66	6
Total	3.17	109	2.08	31

The delinquency ratio at March 31, 2008, increased when compared to March 31, 2007, primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates.

Real estate owned increased to $134.5 million at March 31, 2008, from $63.5 million at March 31, 2007, reflecting the downturn in the U.S. residential real estate market and the resulting increase in foreclosures.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at March 31, 2008, when compared to March 31, 2007, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in response to our higher levels of real estate loan delinquency. The purchase of finance receivables from Equity One, Inc. did not impact our allowance for finance receivable losses at March 31, 2008. We accounted for these finance receivables in accordance with SOP 03-3, which requires that only losses incurred on acquired finance receivables after their acquisition be included in allowance for finance receivable losses.

The increase in the allowance ratio at March 31, 2008, when compared to March 31, 2007, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses, partially offset by growth in finance receivables during the twelve months ended March 31, 2008.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2008	2007
Claims incurred	$18.2	$16.6
Change in benefit reserves	(1.7)	(0.1)
Total	$16.5	$16.5
Amount change	$ -	$ 0.7
Percent change	-%	4%

Credit for Income Taxes

Three Months Ended March 31,
(dollars in millions)	2008	2007
Credit for income taxes	$(16.6)	$(24.9)
Amount change	$ 8.3	$(98.4)
Percent change	34%	(134)%
Pretax loss	$(47.4)	$(46.9)
Effective income tax rate	35.00%	53.23%

Pretax loss for the three months ended March 31, 2008, reflected higher provision for finance receivable losses as a result of our monthly evaluations of our finance receivable portfolio, higher net charge-offs, and unfavorable variances related to derivatives.

Pretax loss for the three months ended March 31, 2007, included an accrual for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS.

The effective income tax rate for the three months ended March 31, 2007 reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 24% of our borrowings at March 31, 2008, compared to 35% at March 31, 2007. Adjustable-rate net finance receivables (excluding those still in a fixed-rate period) represented 4% of our net finance receivables at March 31, 2008, compared to 5% at March 31, 2007. Approximately 7% of our real estate loans outstanding at March 31, 2008, are scheduled to reset by the end of 2008.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	May 9, 2008	By	/s/	Donald R. Breivogel, Jr.
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