Form 10-Q
period 2010-03-31
AMERICAN GENERAL FINANCE CORP
filed 2010-05-12
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	March 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-06155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At May 11, 2010, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2010	2009
Revenues Finance charges	$468,986	$587,366
Insurance	31,520	35,058
Finance receivables held for sale originated as held for investment	10,871	(14,692)
Investment	7,650	8,649
Other	79,998	(31,198)
Total revenues	599,025	585,183
Expenses Interest expense	256,993	268,407
Operating expenses: Salaries and benefits	99,388	111,224
Other operating expenses	81,062	74,954
Provision for finance receivable losses	184,621	350,947
Insurance losses and loss adjustment expenses	15,584	16,789
Total expenses	637,648	822,321
Loss before (benefit from) provision for income taxes	(38,623)	(237,138)
(Benefit from) provision for income taxes	(51,067)	3,445
Net income (loss)	$ 12,444	$(240,583)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2010	2009
Assets Net finance receivables: Real estate loans (includes loans of consolidated VIEs of $2.8 billion in 2010 and $1.9 billion in 2009)	$13,975,707	$14,001,905
Non-real estate loans	2,966,088	3,128,886
Retail sales finance	895,309	1,084,582
Net finance receivables	17,837,104	18,215,373
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $97.8 million in 2010 and $70.3 million in 2009)	(1,532,485)	(1,516,298)
Net finance receivables, less allowance for finance receivable losses	16,304,619	16,699,075
Finance receivables held for sale	497,246	687,969
Investment securities	782,644	733,263
Cash and cash equivalents	822,060	1,292,621
Notes receivable from parent and affiliate	518,962	2,002,810
Other assets (includes assets of consolidated VIEs of $35.0 million in 2010 and $20.4 million in 2009)	1,226,066	1,171,859
Total assets	$20,151,597	$22,587,597
Liabilities and Shareholder’s Equity Long-term debt (includes debt of consolidated VIEs of $1.6 billion in 2010 and $900.1 million in 2009)	$17,099,103	$17,475,107
Short-term debt	-	2,050,000
Insurance claims and policyholder liabilities	339,609	350,874
Other liabilities	335,995	329,698
Accrued taxes	7,342	6,304
Total liabilities	17,782,049	20,211,983
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	2,132,809	2,121,777
Accumulated other comprehensive (loss) income	(27,693)	1,846
Retained earnings	259,352	246,911
Total shareholder’s equity	2,369,548	2,375,614
Total liabilities and shareholder’s equity	$20,151,597	$22,587,597

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2010	2009
Cash Flows from Operating Activities Net income (loss)	$ 12,444	$ (240,583)
Reconciling adjustments: Provision for finance receivable losses	184,621	350,947
Depreciation and amortization	35,819	28,369
Deferral of finance receivable origination costs	(7,917)	(8,254)
Deferred income tax benefit	(269)	(563)
Origination of finance receivables held for sale	-	(469)
Sales and principal collections of finance receivables originated as held for sale	-	1,913
Net gain on mark to market provision and sales of finance receivables originated as held for sale	-	(286)
Mark to market provision on finance receivables held for sale originated as held for investment	-	9,711
Net loss on sales of finance receivables held for sale originated as held for investment	-	9,499
Net realized losses on investment securities	5,244	5,646
Change in other assets and other liabilities	(101,042)	(51)
Change in insurance claims and policyholder liabilities	(11,265)	(13,954)
Change in taxes receivable and payable	(55,974)	(3,976)
Change in accrued finance charges	17,946	23,066
Other, net	787	7,667
Net cash provided by operating activities	80,394	168,682
Cash Flows from Investing Activities Finance receivables originated or purchased	(312,059)	(715,289)
Principal collections on finance receivables	961,753	1,413,429
Affiliates contributed by AGFI to AGFC	466	-
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	-	(29,535)
Sales and principal collections on finance receivables held for sale originated as held for investment	25,518	935,559
Investment securities purchased	(56,011)	(31,911)
Investment securities called and sold	14,168	50,998
Investment securities matured	5,070	500
Change in notes receivable from parent and affiliate	1,483,848	(790,395)
Change in premiums on finance receivables purchased and deferred charges	(3,972)	595
Change in real estate owned	(9,330)	(15,600)
Other, net	(1,690)	(6,755)
Net cash provided by investing activities	2,107,761	811,596
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	501,205	-
Repayment of long-term debt	(828,375)	(757,918)
Change in short-term debt	(2,342,201)	(589,455)
Capital contribution from parent	11,032	600,000
Net cash used for financing activities	(2,658,339)	(747,373)
Effect of exchange rate changes	(377)	(191)
(Decrease) increase in cash and cash equivalents	(470,561)	232,714
Cash and cash equivalents at beginning of period	1,292,621	844,865
Cash and cash equivalents at end of period	$ 822,060	$1,077,579

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2010	2009
Net income (loss)	$ 12,444	$(240,583)
Other comprehensive (loss) gain: Net unrealized gains (losses) on: Investment securities on which other-than-temporary impairments were taken	4,736	-
All other investment securities	8,167	898
Swap agreements	(33,010)	93,386
Foreign currency translation adjustments	(8,544)	(1,532)
Income tax effect: Net unrealized (gains) losses on: Investment securities on which other-than-temporary impairments were taken	(1,658)	-
All other investment securities	(2,859)	(307)
Swap agreements	11,554	(32,685)
Valuation allowance on deferred tax assets for: Investment securities	220	(716)
Swap agreements	(11,554)	32,685
Other comprehensive (loss) gain, net of tax, before reclassification adjustments	(32,948)	91,729
Reclassification adjustments included in net income (loss): Realized losses on: Investment securities	5,244	5,646
Income tax effect: Realized losses on: Investment securities	(1,835)	(1,983)
Reclassification adjustments included in net income (loss), net of tax	3,409	3,663
Other comprehensive (loss) gain, net of tax	(29,539)	95,392
Comprehensive loss	$(17,095)	$(145,191)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010

Note 1.  Basis of Presentation

American General Finance Corporation (AGFC, or collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a direct wholly-owned subsidiary of AIG Capital Corporation, a direct wholly-owned subsidiary of American International Group, Inc. (AIG).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States of America (GAAP). These statements are unaudited. The statements include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date though May 11, 2010, the date that we filed our financial statements with the SEC. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. To conform to the 2010 presentation, we reclassified certain items in the prior period.

GOING CONCERN CONSIDERATION

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These statements do not include any adjustments relating to the recoverability and classification of recorded assets, nor relating to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Liquidity of the Company

Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue unsecured debt in the capital markets, have remained unavailable. Due to a combination of the challenges facing AIG, our liquidity concerns, our results of operations, downgrades of our credit ratings by the rating agencies, and the turmoil in the capital markets, we have not had access to the unsecured debt market. We periodically evaluate our ability to access the capital markets. While overall credit markets and our near-term liquidity position each have improved, we cannot determine when access to our traditional borrowing sources will become available to us again.

Progress on Management’s Plan for Stabilization of the Company and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management is exploring additional initiatives to preserve our liquidity and capital and to meet our financial and operating obligations. These initiatives include additional on-balance sheet securitizations, portfolio sales, borrowings, expense reductions, and branch closures, while continuing to limit our new lending. The exact nature and magnitude of any additional measures will be driven by our available resources and needs, prevailing market conditions, and the results of our operations.

During the first four months of 2010, we made substantial progress in assessing our liquidity needs and continued to demonstrate our ability to manage liquidity and generate additional funding. In March 2010, we securitized $1.0 billion of real estate loans and sold $501.3 million in senior certificates (while retaining subordinated notes for possible future sale) and separately received $1.6 billion from AIG in repayment of its demand promissory notes with us. In addition, in April 2010 we executed and fully drew down on a $3.0 billion five-year secured term loan. AGFC and AGFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by AGFC and $400.0 million repaid by AGFI) and the AGFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. With these repayments, there are no remaining AGFC or AGFI debt agreements that require AGFC to maintain a minimum specified dollar amount of AGFC consolidated net worth, or require AIG to maintain majority ownership of AGFC or AGFI. Based upon our estimates of future cash from operations and taking into account the risks and uncertainties of operating plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

As disclosed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, based on our level of increased liquidity and expected future sources of funding, including future cash flows from operations, AIG now expects that we will be able to meet our existing obligations as they become due for at least the next twelve months solely from our own future cash flows. Therefore, while AIG has acknowledged its intent to support us through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary. AIG is continuing to explore strategic alternatives for us, including a potential sale of a majority interest.

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

•

our ability to complete on favorable terms, as needed, additional on-balance sheet securitizations, portfolio sales, and borrowings and the costs associated with these alternative funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

•

access to unsecured debt markets and other sources of funding, and the potential increased cost of alternative funding sources as compared to historic borrowing rates;

•

adverse credit ratings actions on our debt;

•

constraints on our business resulting from AIG’s credit agreement (as amended, the FRBNY Credit Agreement) with the Federal Reserve Bank of New York (FRBNY) and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

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

•

the potential loss of key personnel;

•

the ability and intent of AIG to provide funding to us through February 28, 2011; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third party financing is not available, we may need additional support to meet our obligations as they become due. Under these adverse assumptions, without additional support in the future, there could exist substantial doubt about our ability to continue as a going concern.

Note 2.  Additional Significant Accounting Policies

VARIABLE INTEREST ENTITIES

An entity is a variable interest entity (VIE) if the entity does not have sufficient equity at risk for the entity to finance its activities without additional financial support or has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. When we have a variable interest in a VIE, we qualitatively assess whether we have a controlling financial interest in the entity and, if so, whether we are the primary beneficiary. In applying the qualitative assessment to identify the primary beneficiary of a VIE, we are determined to have a controlling financial interest if we have (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consider the VIE’s purpose and design, including the risks that the entity was designed to create and pass through to its variable interest holders. Determining a VIE’s primary beneficiary is an ongoing assessment.

Note 3.  Recent Accounting Standards

We adopted the following accounting standards in 2010:

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard addressing transfers of financial assets that removed the concept of a qualifying special-purpose entity (QSPE) from the FASB Accounting Standards Codification and removed the exception that exempted transferors from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application was prohibited. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of VIEs with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with VIEs. We adopted the new standard on January 1, 2010. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

In February 2010, the FASB issued an update to the aforementioned accounting standard that defers the revised consolidation rules for those VIEs that have attributes of, or that are similar to, an investment company or money market fund. The adoption of this update did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

We will adopt the following accounting standard in the future:

Derivatives and Hedging

In March 2010, the FASB issued an accounting standard that amends the scope for embedded credit derivative features related to the redistribution of credit risk in the form of subordination of one financial instrument to another in a securitization vehicle. The new standard clarifies how to determine which embedded credit derivative features are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting. The new standard is effective for interim and annual periods beginning on July 1, 2010 for us. We do not expect the adoption of this new standard to have a material effect on our consolidated financial condition, results of operations, or cash flows.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
March 31, 2010 Gross receivables	$14,023,912	$3,206,655	$ 984,468	$18,215,035
Unearned finance charges and points and fees	(160,310)	(305,090)	(100,880)	(566,280)
Accrued finance charges	84,681	36,293	9,507	130,481
Deferred origination costs	17,216	26,948	-	44,164
Premiums, net of discounts	10,208	1,282	2,214	13,704
Total	$13,975,707	$2,966,088	$ 895,309	$17,837,104
December 31, 2009 Gross receivables	$14,027,412	$3,385,715	$1,196,247	$18,609,374
Unearned finance charges and points and fees	(161,309)	(328,336)	(127,624)	(617,269)
Accrued finance charges	90,850	40,966	13,544	145,360
Deferred origination costs	17,402	28,843	-	46,245
Premiums, net of discounts	27,550	1,698	2,415	31,663
Total	$14,001,905	$3,128,886	$1,084,582	$18,215,373

Included in the table above are finance receivables associated with the securitizations that remain on our balance sheet totaling $2.8 billion at March 31, 2010 and $1.9 billion at December 31, 2009. See Note 5 and Note 10 for further discussion regarding our securitization transactions.

Unused credit limits extended to customers by the Company or by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables are fully participated to us), totaled $205.2 million at March 31, 2010 and $148.7 million at December 31, 2009. The increase in the unused credit limits was primarily due to AGFI contributing two wholly-owned subsidiaries to AGFC effective January 1, 2010. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company or AIG Bank.

Due to our liquidity issues, we have sold certain finance receivables as an alternative funding source. During 2009, we transferred $1.8 billion of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

In February 2010, we transferred $170.7 million of real estate loans from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. As of March 31, 2010, it is probable that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on alternative funding sources, including additional on-balance sheet securitizations.

Information regarding troubled debt restructuring (TDR) finance receivables (which are all real estate loans) was as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009
TDR net finance receivables	$1,619,037	$1,381,561
TDR net finance receivables that have a valuation allowance	$1,619,037	$1,381,561
Allowance for TDR finance receivable losses	$ 362,180	$ 302,500

We have no commitments to lend additional funds on these TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

Three months ended March 31,
(dollars in thousands)	2010	2009
TDR average net receivables	$1,530,113	$836,664

TDR finance charges recognized	$ 19,738	$ 12,072

On March 4, 2009, the United States Department of the Treasury issued uniform guidance for loan modifications to be utilized by the mortgage industry in connection with the Home Affordable Modification Program (HAMP). The HAMP is designed to assist certain eligible homeowners who are at risk of foreclosure by applying loan modification requirements in a stated order of succession until their monthly payments are lowered to a specified percentage target of their monthly gross income. The modification guidelines require the servicer to use a uniform loan modification process to provide a borrower with sustainable monthly payments. Effective April 5, 2010, a new program under the HAMP provided certain incentives to borrowers, servicers, and investors to encourage short sales and deeds in lieu of foreclosure as a way to avoid the foreclosure process. The HAMP guidelines are likely to be subject to additional changes and requirements as the United States Department of the Treasury makes adjustments to the program.

As part of a Securities Purchase Agreement and a Securities Exchange Agreement between AIG and the United States Department of the Treasury dated April 17, 2009, AIG agreed that its subsidiaries that were eligible would join the HAMP and would comply with the HAMP guidelines. In third quarter 2009, MorEquity, Inc. (MorEquity), a direct wholly-owned subsidiary of AGFC, entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the HAMP. MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009, in order for MorEquity to prepare its systems to implement the HAMP. As of March 31, 2010, 200 HAMP modifications had been completed and 400 trial HAMP modifications were in process. We have made system changes necessary to implement HAMP, and our branch operations currently are planning to join the HAMP during the second quarter of 2010.

Note 5.  On-Balance Sheet Securitization Transactions

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for securitization transactions. These securitization transactions do not satisfy the requirements for accounting sale treatment because the securitization trusts do not have the right to freely pledge or exchange the transferred assets. We also have significant discretion for working out and disposing of defaulted real estate loans and disposing of any foreclosed real estate held by the VIEs. Since the transactions do not meet all of the criteria for sale accounting treatment, the securitized assets and related liabilities are included in our financial statements and are accounted for as secured borrowings.

We have limited continued involvement with the finance receivables that have been included in these securitization transactions. Our 2009 securitization transaction, which closed on July 30, 2009, utilizes a third-party servicer to service the finance receivables. We service the finance receivables for our other existing securitization transaction. In the case of each existing securitization transaction, the related finance receivables have been legally isolated and are only available for payment of the debt and other obligations issued or arising in the applicable securitization transaction. The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded as restricted cash in other assets. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in our securitization transactions. The asset-backed debt has been issued by consolidated VIEs. Refer to Notes 2 and 10 for further discussion regarding these VIEs and the related assets and liabilities included in our financial statements as part of these secured debt arrangements.

Our 2010 securitization transaction, which closed on March 30, 2010, included the sale of approximately $1.0 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Sixth Street Funding LLC (Sixth Street), which concurrently formed a trust to issue trust certificates totaling $716.9 million in initial principal balance to Sixth Street in exchange for the loans. In connection with the securitization, Sixth Street sold to a third party $501.3 million of senior certificates with a 5.15% coupon. Sixth Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $503.3 million and retained subordinated and residual interest trust certificates. As a result of the combination of over-collateralization and the initially retained subordinated and residual interest trust certificates, we have a subordinated economic interest in approximately 50% of the assets transferred.

Pricing assumptions for the behavior of these mortgage loans associated with our 2010 securitization are a 10% annualized constant prepayment and a 3% annualized constant default rate. Based on the assumptions above, the yield on the senior certificates would be 5.15% throughout the life of the transaction and the expected weighted average remaining life of the senior certificates would be 4.3 years.

Our on-balance sheet securitizations of real estate loans and the related debt were as follows:

(dollars in thousands)	Real Estate Loans	Long-term Debt
March 31, 2010 2009 securitization	$1,845,515	$864,738
2010 securitization	1,000,630	692,918
December 31, 2009 2009 securitization	$1,889,193	$900,143

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Three Months Ended March 31,
(dollars in thousands)	2010	2009
Balance at beginning of period	$1,516,298	$1,126,233
Provision for finance receivable losses	184,621	350,947
Charge-offs	(200,759)	(205,171)
Recoveries	16,138	12,327
Affiliates contributed by AGFI to AGFC (a)	16,187	-
Transfers to finance receivables held for sale (b)	-	(5,948)
Balance at end of period	$1,532,485	$1,278,388

(a)

Effective January 1, 2010, AGFI contributed two of its wholly-owned subsidiaries to AGFC. The contribution included $16.2 million of allowance for finance receivable losses.

(b)

During the three months ended March 31, 2009, we decreased the allowance for finance receivable losses by $5.9 million as a result of the transfer of $543.8 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

We estimate our allowance for finance receivable losses primarily using the authoritative guidance for contingencies. We base our allowance for finance receivable losses primarily on historical loss experience using migration analysis and the Monte Carlo technique applied to sub-portfolios of large numbers of relatively small homogenous accounts. Both techniques are historically-based statistical techniques that attempt to predict the future amount of losses for existing pools of finance receivables. We adjust the amounts determined by migration and Monte Carlo for management’s estimate of the effects of model imprecision, any changes to its underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies.

We use our internal data of net charge-offs and delinquency by sub-portfolio as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We use monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the U.S. government and other economic statistics providers to determine the economic component of our allowance for finance receivable losses.

We also establish TDR reserves for impaired loans, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDRs is calculated in homogeneous aggregated pools of impaired loans that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDRs by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDRs. The primary assumptions for our model are prepayment speeds, default rates, and severity rates.

Note 7.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities, which are classified as available-for-sale, by type were as follows:

	Cost/ Amortized	Unrealized	Unrealized	Fair	Other- Than- Temporary Impairments
(dollars in thousands)	Cost	Gains	Losses	Value	in AOCI(L) (a)
March 31, 2010 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,719	$ 535	$ (77)	$ 9,177	$ -
Obligations of states, municipalities, and political subdivisions	219,972	8,984	(87)	228,869	-
Corporate debt	344,036	17,020	(1,808)	359,248	-
Mortgage-backed, asset-backed, and collateralized: RMBS	136,754	795	(4,824)	132,725	(3,207)
CMBS	20,602	76	(6,739)	13,939	(2,471)
CDO/ABS	29,959	417	(7,289)	23,087	-
Total	760,042	27,827	(20,824)	767,045	(5,678)
Preferred stocks	3,991	259	-	4,250	-
Other long-term investments (b)	5,624	1,551	(56)	7,119	-
Common stocks	1,738	1,257	(105)	2,890	-
Total	$771,395	$30,894	$(20,985)	$781,304	$(5,678)
December 31, 2009 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,713	$ 543	$ (72)	$ 9,184	$ -
Obligations of states, municipalities, and political subdivisions	225,879	8,632	(259)	234,252	-
Corporate debt	352,237	11,886	(5,909)	358,214	-
Mortgage-backed, asset-backed, and collateralized: RMBS	86,174	324	(6,807)	79,691	(3,039)
CMBS	23,753	82	(10,637)	13,198	(5,582)
CDO/ABS	30,978	269	(8,566)	22,681	-
Total	727,734	21,736	(32,250)	717,220	(8,621)
Preferred stocks	3,991	-	(347)	3,644	-
Other long-term investments (b)	6,668	1,859	(769)	7,758	-
Common stocks	1,741	1,632	(99)	3,274	-
Total	$740,134	$25,227	$(33,465)	$731,896	$(8,621)

(a)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss), which, starting April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)

Excludes interest in a limited partnership that we account for using the equity method ($1.3 million at March 31, 2010 and $1.4 million at December 31, 2009).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010 Bonds: U.S. government and government sponsored entities	$ 476	$ (77)	$ -	$ -	$ 476	$ (77)
Obligations of states, municipalities, and political subdivisions	4,249	(27)	2,129	(60)	6,378	(87)
Corporate debt	34,431	(536)	40,664	(1,272)	75,095	(1,808)
RMBS	49,443	(1,205)	14,195	(3,619)	63,638	(4,824)
CMBS	7,553	(3,472)	1,320	(3,267)	8,873	(6,739)
CDO/ABS	11,297	(6,913)	3,804	(376)	15,101	(7,289)
Total	107,449	(12,230)	62,112	(8,594)	169,561	(20,824)
Other long-term investments	226	(56)	-	-	226	(56)
Common stocks	120	(105)	-	-	120	(105)
Total	$107,795	$(12,391)	$62,112	$ (8,594)	$169,907	$(20,985)
December 31, 2009 Bonds: U.S. government and government sponsored entities	$ 480	$ (72)	$ -	$ -	$ 480	$ (72)
Obligations of states, municipalities, and political subdivisions	20,394	(140)	2,075	(119)	22,469	(259)
Corporate debt	48,701	(1,139)	57,095	(4,770)	105,796	(5,909)
RMBS	51,025	(2,236)	14,576	(4,571)	65,601	(6,807)
CMBS	7,178	(8,747)	947	(1,890)	8,125	(10,637)
CDO/ABS	10,395	(7,870)	3,837	(696)	14,232	(8,566)
Total	138,173	(20,204)	78,530	(12,046)	216,703	(32,250)
Preferred stocks	3,644	(347)	-	-	3,644	(347)
Other long-term investments	2,201	(769)	-	-	2,201	(769)
Common stocks	136	(99)	-	-	136	(99)
Total	$144,154	$(21,419)	$78,530	$(12,046)	$222,684	$(33,465)

Management reviews all securities in an unrealized loss position on a quarterly basis to determine the ability and intent to hold such securities to recovery, which could be maturity, if necessary, by performing an evaluation of expected cash flows. Management considers factors such as our investment strategy, liquidity requirements, overall business plans, and recovery periods for securities in previous periods of broad market declines. For fixed-maturity securities with significant declines, management performed extended fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data.

We did not recognize in earnings the unrealized losses on fixed-maturity securities at March 31, 2010, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired).

At March 31, 2010, $1.3 million of unrealized losses on corporate securities exceeding 12 months were derived from 14 separate bonds from various asset class groups, including Investment Grade, Private Placement and High Yield bonds. The vast majority were rated investment grade. The market value to book value ratio of these securities was approximately 97% as of March 31, 2010. Only three securities were rated below investment grade. The book value on these securities was $14.5 million and the associated unrealized loss was $0.6 million. We did not consider these securities in an unrealized loss position to be credit impaired at March 31, 2010.

At March 31, 2010, of the five RMBS representing $3.6 million of unrealized losses exceeding 12 months, three securities were backed by prime jumbo collateral, one was an Alt-A collateral-backed deal and one was a sub-prime collateral-backed deal. Our surveillance process as of the first quarter of 2010 indicates that three of the securities were classified as “Critical”, i.e. credit impaired. Of the three impaired securities, two are backed by jumbo collateral and one is a sub-prime collateral-backed deal. As of April 27, 2010, of the two jumbo impaired securities, one is currently rated CCC by Standard & Poor’s (S&P) and CCC by Fitch Ratings (Fitch) and the other is rated BB+ by S&P and B by Fitch. The impaired sub-prime security is rated CC by S&P, C by Fitch and Aa3 by Moody’s Investors Service. All five securities’ estimated recovery values exceed March 31, 2010 market prices.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position for which an other-than-temporary impairment was recognized and only the amount related to a credit loss was recognized in earnings, were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010 Bonds: RMBS	$ 329	$ (668)	$7,978	$(2,937)	$ 8,307	$(3,605)
CMBS	1,596	(908)	267	(1,563)	1,863	(2,471)
Total	$1,925	$(1,576)	$8,245	$(4,500)	$10,170	$(6,076)
December 31, 2009 Bonds: RMBS	$ 502	$(1,152)	$5,186	$(1,957)	$ 5,688	$(3,109)
CMBS	1,821	(5,582)	-	-	1,821	(5,582)
Total	$2,323	$(6,734)	$5,186	$(1,957)	$ 7,509	$(8,691)

The net realized losses on investment securities were as follows:

Three Months Ended March 31,
(dollars in thousands)	2010	2009
Total other-than-temporary impairment losses	$(1,806)	$(2,735)
Portion of loss recognized in accumulated other comprehensive income	(2,442)	-
Net impairment losses recognized in net income (loss)	(4,248)	(2,735)
Other net realized losses on investment securities	(996)	(2,911)
Total net realized losses on investment securities	$(5,244)	$(5,646)

Credit impairments recognized in earnings on investment securities for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income were as follows:

Three Months Ended March 31,
(dollars in thousands)	2010	2009 (a)
Balance at beginning of period	$3,150
Additions: Due to other-than-temporary impairments: Not previously impaired/impairment not previously recognized	9
Previously impaired/impairment previously recognized	4,235
Reductions: Realized due to sales with no prior intention to sell	-
Realized due to intention to sell	-
Accretion of credit impaired securities	(26)
Balance at end of period	$7,368

(a)

Not applicable for the three months ended March 31, 2009. We adopted a new accounting standard on April 1, 2009 that required us to recognize the credit component of an other-than-temporary impairment in earnings.

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized losses were as follows:

Three Months Ended March 31,
(dollars in thousands)	2010	2009
Fair value	$84,051	$274,582
Realized gains	$ 37	$ 77
Realized losses	(65)	(2,988)
Net realized losses	$ (28)	$ (2,911)

Contractual maturities of fixed-maturity investment securities at March 31, 2010 were as follows:

March 31, 2010	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 1,815	$ 1,752
Due after 1 year through 5 years	121,442	115,911
Due after 5 years through 10 years	233,240	222,063
Due after 10 years	240,797	233,001
Mortgage-backed securities	169,751	187,315
Total	$767,045	$760,042

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 8.  Restricted Cash

Other assets at March 31, 2010 and December 31, 2009 included restricted cash of $77.6 million and $50.5 million, respectively, reflecting funds to be used for future debt payments relating to our securitization transactions (see Note 5) and escrow deposits.

Note 9.  Related Party Transactions

On March 24, 2009, AGFC made a loan of $800.0 million to AIG under a demand note agreement between AGFC and AIG dated March 24, 2009. On August 11, 2009, AGFC made an additional loan of $750.0 million to AIG under the March 24, 2009 demand note agreement. The cash used to fund these loans came from asset sale and securitization proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009. These loans were subject to a subordination agreement in favor of the FRBNY and were made as short-term investment sources for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the credit facility with the FRBNY (the FRBNY Facility). On March 25, 2010, AIG repaid these demand promissory notes of $1.6 billion, which included interest payable to AGFC of $0.7 million. The interest rate for the unpaid principal balance was the overnight London Interbank Offered Rate (LIBOR) plus 50 basis points. (AIG could repay principal and interest at any time without penalty.) On May 11, 2010, AGFC made a loan of $750.0 million to AIG under a demand note agreement between AGFC and AIG dated May 11, 2010. See Note 20 for further information on this loan. At December 31, 2009, notes receivable from AIG totaled $1.6 billion, which included interest receivable of $0.9 million. Interest revenue on these notes receivable from AIG for the three months ended March 31, 2010 and 2009 totaled $2.4 million and $0.1 million, respectively.

Notes receivable from AGFI totaled $519.0 million at March 31, 2010, and $451.9 million at December 31, 2009, which included interest receivable of $0.8 million and $1.5 million, respectively. The interest rate for the unpaid principal balance is prime plus 100 basis points. Interest revenue on notes receivable from AGFI totaled $1.6 million for the three months ended March 31, 2010 and $3.4 million for the three months ended March 31, 2009.

In addition, we are party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provide for the allocation of shared corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. We also reimburse AIG Bank for costs associated with the remediation program related to the Supervisory Agreement with the Office of Thrift Supervision (OTS) dated June 7, 2007 (the Supervisory Agreement). See Note 16 for further information on the Supervisory Agreement.

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

Note 10.  VIEs

CONSOLIDATED VIES

We use special purpose entities (securitization trusts) to issue asset-backed securities in securitization transactions to investors. We evaluated the securitization trusts, determined that these entities are VIEs of which we are the primary beneficiary, and therefore consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. We have consent power over sales of defaulted real estate loans, which is a significant loss mitigation procedure, and, therefore, a significant control, and our retained subordinated and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Payments from these real estate loans are not available to us until the repayment of the debt issued in connection with the securitization transactions has occurred. We recorded these transactions as “on-balance sheet” secured financings because the transfer of these real estate loans to the trusts did not qualify for sale accounting treatment. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. These retained interests are primarily comprised of $1.3 billion, or 47%, of the assets transferred in connection with the on-balance sheet securitizations. We expect that any credit losses in the pools of securitized assets would likely be limited to our retained interests. We have no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default. See Note 5 for further discussion regarding these securitization transactions.

The total consolidated VIE assets and liabilities associated with our securitization transactions were as follows:

(dollars in thousands)	March 31, 2010	December 31, 2009

Assets:
Finance receivables	$2,846,145	$1,889,193
Allowance for finance receivable losses	97,823	70,312
Cash and cash equivalents (a)	35,037	20,388

Liabilities
Long-term debt	$1,557,657	$ 900,143

(a)

The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded in other assets.

We had no off-balance sheet exposure associated with our variable interests in the consolidated VIEs. No additional support to these VIEs beyond what was previously contractually required has been provided by us. Consolidated interest expense related to these VIEs for the three months ended March 31, 2010 totaled $39.0 million.

UNCONSOLIDATED VIE

We have established a VIE, primarily related to a debt issuance, of which we are not the primary beneficiary, and in which we do not have a variable interest. Therefore, we do not consolidate such entity. We calculate our maximum exposure to loss primarily to be the amount of debt issued to or equity invested in a VIE. Our on-balance sheet maximum exposure to loss associated with this unconsolidated VIE was $349.4 million at March 31, 2010 and $349.3 million at December 31, 2009. Our off-balance sheet maximum exposure to loss associated with this VIE was zero at March 31, 2010 and December 31, 2009.

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At March 31, 2010, equity-indexed debt and related swaps were immaterial.

In the first quarter of 2010, we re-examined our accounting for our de-designated trade and determined that our method for amortizing the debt basis adjustments related to hedge accounting for this second quarter 2009 de-designated trade contained two errors. The debt basis adjustment to be amortized incorrectly included an accounting adjustment on the hedged debt. Secondly, the amortization method did not take into account all cash flows on the debt when calculating the effective yield amortization. In addition, we did not record the foreign exchange translation on the unamortized debt basis. As a result of these errors, we recorded an out-of-period adjustment, which reduced other revenues by $8.2 million during the three months ended March 31, 2010. The impact of this error did not have a material effect on our financial condition or results of operations for previously reported periods.

Fair value of derivative instruments presented on a gross basis (excludes the effect of master netting arrangements) by type and the effect of master netting arrangements were as follows:

	Notional	Hedging	Non-Designated Hedging
(dollars in thousands)	Amount	Instruments	Instruments
March 31, 2010 Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 121,101	$ 87,278
Equity-indexed	6,886	-	1,860
Total excluding effect of master netting arrangements	1,877,386	121,101	89,138
Effect of master netting arrangements	N/A*	(38,126)	(27,478)
Total	N/A	$ 82,975	$ 61,660
Derivatives – Other Liabilities: Interest rate	$ 850,000	$ 65,604	$ -
Equity-indexed	6,886	-	611
Total excluding effect of master netting arrangements	856,886	65,604	611
Effect of master netting arrangements	N/A	(65,604)	-
Total	N/A	$ -	$ 611
December 31, 2009 Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 184,826	$105,791
Equity-indexed	6,886	-	1,645
Total excluding effect of master netting arrangements	1,877,386	184,826	107,436
Effect of master netting arrangements	N/A	(70,740)	(40,490)
Total	N/A	$ 114,086	$ 66,946
Derivatives – Other Liabilities: Interest rate	$1,000,000	$ 72,183	$ -
Cross currency and cross currency interest rate	622,300	39,047	-
Equity-indexed	6,886	-	483
Total excluding effect of master netting arrangements	1,629,186	111,230	483
Effect of master netting arrangements	N/A	(111,230)	-
Total	N/A	$ -	$ 483

* not applicable

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive loss (effective portion), reclassified from accumulated other comprehensive income (loss) into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

	Effective		Ineffective
(dollars in thousands)	AOCI(L)*	From AOCI(L) to Revenues	Revenues
Three Months Ended March 31, 2010 Interest rate	$ 7,406	$ 2,356	$ (826)
Cross currency and cross currency interest rate	34,248	72,308	(6,398)
Total	$41,654	$ 74,664	$ (7,224)
Three Months Ended March 31, 2009 Interest rate	$29,503	$ 11,657	$ (920)
Cross currency and cross currency interest rate	51,718	(23,822)	(24,608)
Total	$81,221	$(12,165)	$(25,528)

* accumulated other comprehensive income (loss)

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized losses related to ineffectiveness of $7.2 million for the three months ended March 31, 2010 in other revenues, compared to losses of $25.5 million for the three months ended March 31, 2009. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At March 31, 2010, we expect $47.5 million of the deferred net loss on cash flow hedges in accumulated other comprehensive income (loss) to be reclassified to earnings during the twelve months ending March 31, 2011. For the three months ended March 31, 2010, there were no instances in which we reclassified amounts from accumulated other comprehensive income (loss) to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amount recognized in other revenues for the fair value hedge that no longer qualifies for hedge accounting, the related hedged item, the matured cash flow hedges, and the non-designated hedging instruments were as follows:

	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments
Three Months Ended March 31, 2010
Cross currency and cross currency interest rate	$ -	$ -	$46,064
Equity-indexed	-	-	82
Total	$ -	$ -	$46,146
Three Months Ended March 31, 2009
Cross currency and cross currency interest rate	$(13,641)	$14,926	$ 508
Equity-indexed	-	-	54
Total	$(13,641)	$14,926	$ 562

During the three months ended March 31, 2010, we recognized gains of $68.8 million on the release of other comprehensive income related to cash flow hedge maturities, partially offset by a mark to market loss of $34.3 million on our non-designated cross currency derivative. During the three months ended March 31, 2009, we recognized net gains of $1.3 million in other revenues related to the ineffective portion of our fair value hedging instruments. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

AGFC is exposed to credit risk if counterparties to swap agreements do not perform. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. AGFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. In compliance with the authoritative guidance for fair value measurements, our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties. We recorded a $9.1 million credit valuation adjustment gain in other revenues on our non-designated derivative and a $17.2 million credit valuation adjustment gain in accumulated other comprehensive loss on our cash flow hedges for the three months ended March 31, 2010. We recorded a $1.6 million credit valuation adjustment gain in other revenues on our fair value hedges and a $30.9 million credit valuation adjustment gain in accumulated other comprehensive income on our cash flow hedges for the three months ended March 31, 2009. If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. These derivatives were with AIGFP, a non-subsidiary affiliate that receives credit support from AIG, its parent.

See Note 17 for information on how we determine fair value on our derivative financial instruments.

Note 12.  Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income were as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Net unrealized gains (losses) on: Investment securities	$ 17,266	$ 5,251
Swap agreements	(29,329)	3,681
Foreign currency translation adjustments	(13,464)	(4,920)
Retirement plan liabilities adjustment	(2,166)	(2,166)
Accumulated other comprehensive (loss) income	$(27,693)	$ 1,846

As of March 31, 2010, we have recognized losses of $3.7 million, compared to $5.6 million at December 31, 2009, in accumulated other comprehensive (loss) income related to investment securities for which the credit-related portion of an other-than-temporary impairment has been recognized in earnings. In addition, accumulated other comprehensive (loss) income related to investment securities as of March 31, 2010 includes a valuation allowance of $10.8 million against the related deferred tax assets, compared to $10.6 million at December 31, 2009.

Note 13.  Income Taxes

Benefit from income taxes for the three months ended March 31, 2010 reflected AIG’s projection that it will have sufficient taxable income in 2010 to utilize our current year estimated tax losses. As a result, we have classified $52.9 million of our 2010 losses as a current tax receivable. Our benefit from income taxes could materially change if AIG’s projection is not accurate. This receivable will be settled with AIG in accordance with our tax sharing agreement. AIG and AGFI have agreed that amounts payable under this tax sharing agreement will be settled in cash, cash equivalent securities at market value, a promissory note in the form of a negotiable instrument, or any combination thereof.

As of March 31, 2010, we had a deferred tax asset valuation allowance of $507.2 million, compared to $521.3 million at December 31, 2009, to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $3.2 million at March 31, 2010 and $9.1 million at December 31, 2009, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered.

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

Realization of our net deferred tax asset depends on the ability of the relevant subsidiary to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits of that subsidiary were generated.

Note 14.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

Three Months Ended March 31,
(dollars in thousands)	2010	2009
Transfer of finance receivables held for sale to finance receivables held for investment	$170,674	$ -
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$ -	$543,806

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

•

correspondent relationships;

•

originated and have historically acquired residential real estate loans for transfer to the centralized real estate servicing center;

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

The following table presents information about our segments as well as reconciliations to our condensed consolidated financial statement amounts.

	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Three Months Ended March 31, 2010 Revenues: External: Finance charges	$375,041	$ 94,845	$ -	$ (900)	$ -	$ 468,986
Insurance	106	-	31,434	(20)	-	31,520
Other	1,505	11,081	13,607	77,535	(5,209)	98,519
Intercompany	16,278	396	(12,524)	(4,150)	-	-
Pretax income (loss)	7,141	(88,611)	11,406	31,231	210	(38,623)
Three Months Ended March 31, 2009 Revenues: External: Finance charges	$457,885	$133,137	$ -	$ (3,656)	$ -	$ 587,366
Insurance	127	-	34,834	97	-	35,058
Other	(9,860)	(20,982)	15,097	(15,850)	(5,646)	(37,241)
Intercompany	17,560	781	(13,876)	(4,465)	-	-
Pretax (loss) income	(105,207)	(90,129)	13,303	(49,323)	(5,782)	(237,138)

The “All Other” column includes:

•

corporate revenues and expenses such as management and administrative revenues and expenses and derivatives adjustments and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance; and

•

revenues from our foreign subsidiary, Ocean Finance and Mortgages Limited (Ocean).

The “Adjustments” column includes:

•

realized gains (losses) on investment securities and commercial mortgage loans; and

•

interest expense related to re-allocations of debt among business segments.

The adjustments for the three months ended March 30, 2009 also included provision for finance receivable losses due to redistribution of amounts provided for the allowance for finance receivable losses.

Note 16.  Supervisory Agreement

As disclosed in AGFC’s Current Report on Form 8-K dated June 7, 2007, AIG Bank, Wilmington Finance, Inc. (WFI) (a wholly-owned subsidiary of AGFC), and AGFI entered into the Supervisory Agreement with the OTS on June 7, 2007. The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank by WFI from July 2003 through early May 2006 pursuant to a mortgage services agreement between WFI and AIG Bank. The mortgage services agreement was terminated in February 2006.

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

AIG Bank, WFI, and AGFI also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of March 31, 2010, we have donated $10.4 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of March 31, 2010, we have made reimbursements of $61.1 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. As of March 31, 2010, we have also reduced the reserve by $84.6 million as an addition to net service fees from affiliates resulting from our subsequent evaluations of our loss exposure. At March 31, 2010, this reserve totaled $14.3 million. As the estimate is based on judgments and assumptions made by management, the actual cost of the remediation program may differ from our estimate.

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

We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured on a recurring basis using Level 2 inputs include certain investment securities (including certain government and agency securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities, and state and municipal obligations), certain cash equivalents, short-term investments, and derivative assets and liabilities. We outsource the investment of our liquid assets to AIG, which, as agent, invests our liquid assets together with other AIG subsidiaries and maintains these assets in common pools. Our interest in these jointly owned investments that are disclosed in the fair value table represents negotiable instruments, predominantly commercial paper. The carrying value of these negotiable instruments approximates fair value, as similar and identical instruments trade at price levels with a similar discount to par. The prices for trades of similar and identical instruments are observable and therefore are consistent with Level 2 in the fair value hierarchy.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting (a)	At Fair Value
March 31, 2010 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,177	$ -	$ -	$ 9,177
Obligations of states, municipalities, and political subdivisions	-	228,869	-	-	228,869
Corporate debt	-	322,310	36,938	-	359,248
RMBS	-	132,178	547	-	132,725
CMBS	-	1,820	12,119	-	13,939
CDO/ABS	-	11,847	11,240	-	23,087
Total	-	706,201	60,844	-	767,045
Preferred stocks	-	4,250	-	-	4,250
Other long-term investments (b)	-	-	7,119	-	7,119
Common stocks	2,629	-	261	-	2,890
Total	2,629	710,451	68,224	-	781,304
Cash and cash equivalents in AIG pools	-	7,400	-	-	7,400
Derivatives: Cross currency and cross currency interest rate	-	208,379	-	(65,604)	142,775
Equity-indexed	-	-	1,860	-	1,860
Total	-	208,379	1,860	(65,604)	144,635
Total	$2,629	$926,230	$70,084	$ (65,604)	$933,339
Liabilities
Derivatives: Cross currency and cross currency interest rate	$ -	$ 65,604	$ -	$ (65,604)	$ -
Equity-indexed		611	-	-	611
Total	$ -	$ 66,215	$ -	$ (65,604)	$ 611
December 31, 2009 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,184	$ -	$ -	$ 9,184
Obligations of states, municipalities, and political subdivisions	-	234,252	-	-	234,252
Corporate debt	-	308,236	49,978	-	358,214
RMBS	-	79,242	449	-	79,691
CMBS	-	5,357	7,841	-	13,198
CDO/ABS	-	11,300	11,381	-	22,681
Total	-	647,571	69,649	-	717,220
Preferred stocks	-	3,644	-	-	3,644
Other long-term investments (b)	-	-	7,758	-	7,758
Common stocks	3,013	-	261	-	3,274
Total	3,013	651,215	77,668	-	731,896
Cash and cash equivalents in AIG pools	-	36,123	-	-	36,123
Derivatives	-	290,617	1,645	(111,230)	181,032
Total	$3,013	$977,955	$79,313	$(111,230)	$949,051
Liabilities
Derivatives	$ -	$111,713	$ -	$(111,230)	$ 483

(a)

Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with the authoritative guidance for certain contracts.

(b)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.3 million at March 31, 2010 and $1.4 million at December 31, 2009.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2010.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Balance at end of period
Three Months Ended March 31, 2010 Investment securities: Bonds: Corporate debt	$49,978	$ -	$ 905	$(3,479)	$(10,466)	$36,938
RMBS	449	1	97	-	-	547
CMBS	7,841	(3,069)	3,291	(81)	4,137	12,119
CDO/ABS	11,381	(2)	702	(841)	-	11,240
Total	69,649	(3,070)	4,995	(4,401)	(6,329)	60,844
Other long-term investments (a)	7,758	(811)	404	(232)	-	7,119
Common stocks	261	(2)	2	-	-	261
Total investment securities	77,668	(3,883)	5,401	(4,633)	(6,329)	68,224
Derivatives	1,645	210	-	5	-	1,860
Total assets	$79,313	$(3,673)	$ 5,401	$(4,628)	$ (6,329)	$70,084
Three Months Ended March 31, 2009 Investment securities: Bonds: Corporate debt	$47,323	48	(2,966)	(81)	16,100	$60,424
RMBS	394	(18)	23	-	-	399
CMBS	9,633	23	4	(209)	-	9,451
CDO/ABS	5,672	(1,673)	(26)	(299)	12,563	16,237
Total	63,022	(1,620)	(2,965)	(589)	28,663	86,511
Other long-term investments (a)	9,579	(6)	(3,136)	6	-	6,443
Common stocks	7	-	-	-	-	7
Total investment securities	$72,608	$(1,626)	$(6,101)	$(583)	$28,663	$92,961
Derivatives	1,341	(1,056)	-	39	-	324
Total assets	$73,949	$(2,682)	$(6,101)	$(544)	$28,663	$93,285

(a)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.3 million at March 31, 2010 and $1.7 million at March 31, 2009.

There were no unrealized gains or losses recognized in earnings on instruments held at March 31, 2010 or 2009.

During the three months ended March 31, 2010, we transferred into Level 3 approximately $4.1 million of assets, consisting of certain CMBS. Transfers into Level 3 for investments in CMBS are primarily due to a decrease in market transparency and downward credit migration of these securities.

During the three months ended March 31, 2009, we transferred into Level 3 approximately $29.8 million of assets, consisting of certain private placement corporate debt and CDO/ABS. Transfers into Level 3 for private placement corporate debt are primarily the result of our over-riding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that we believe were not captured in the matrix. Transfers into Level 3 for investments in CDO/ABS are primarily due to a decrease in market transparency and downward credit migration of these securities.

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the three months ended March 31, 2010, we transferred approximately $10.5 million of assets out of Level 3, consisting of certain private placement corporate debt. Transfers out of Level 3 for private placement corporate debt are primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. During the three months ended March 31, 2009, we transferred approximately $1.1 million of assets out of Level 3, consisting of certain private placement corporate debt.

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

Fair Value Measurements – Non-recurring Basis

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include real estate owned and finance receivables held for sale.

Impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

Three months ended March 31,
(dollars in thousands)	2010	2009
Real estate owned	$7,732	$12,362
Finance receivables held for sale	-	9,929
Total	$7,732	$22,291

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2010 Real estate owned	$ -	$ -	$173,229	$173,229
December 31, 2009 Real estate owned	$ -	$ -	$162,980	$162,980
Finance receivables held for sale	-	-	687,969	687,969
Total	$ -	$ -	$850,949	$850,949

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value for the three months ended March 31, 2010 and 2009 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for certain mortgage banking activities, we wrote down certain finance receivables held for sale reported in our centralized real estate business segment to their fair value for the three months ended March 31, 2009 and recorded the writedowns in other revenues. We did not record any impairment charges on our finance receivables held for sale during the three months ended March 31, 2010.

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

	March 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$16,304,619	$14,901,857	$16,699,075	$15,583,182
Cash and cash equivalents (excluding cash and cash equivalents in AIG pools and short-term investments)	814,660	814,660	1,256,498	1,256,498
Liabilities Long-term debt	17,099,103	16,096,725	17,475,107	14,674,482
Short-term debt	-	-	2,050,000	2,016,243
Off-balance sheet financial instruments Unused customer credit limits	-	-	-	-

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

Unused Customer Credit Limits

The unused credit limits available to the customers of AIG Bank, which sells private label receivables to us under a participation agreement, and to our customers have no fair value. The interest rates charged on these facilities can be changed at AIG Bank’s discretion for private label, or are adjustable and reprice frequently for loan and retail revolving lines of credit. These amounts, in part or in total, can be cancelled at the discretion of AIG Bank or us.

Note 18.  Legal Settlement

On March 4, 2010, WFI and AIG Bank settled a civil lawsuit brought by the United States Department of Justice (DOJ) for alleged violations of the Fair Housing Act and the Equal Credit Opportunity Act. The DOJ alleged that WFI and AIG Bank allowed independent wholesale mortgage loan brokers to charge certain minority borrowers higher broker fees than were charged to certain other borrowers between 2003 and 2006. WFI and AIG Bank denied any legal violation, and maintained that at all times they conducted their lending and other activities in compliance with fair-lending and other laws. As part of the settlement, WFI and AIG Bank agreed to provide $6.1 million for borrower remediation. Upon completion of the remediation, all remaining funds will be distributed for consumer education purposes. In the event that the remaining funds do not total at least $1 million, AIG Bank and WFI have agreed to replenish the fund up to $1 million for distribution for educational purposes. In addition, AIG Bank and WFI will incur certain costs associated with administering the settlement.

Note 19.  Legal Contingencies

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

Note 20.  Subsequent Events

Five-year Term Loan

As disclosed in AGFC’s Current Report on Form 8-K dated April 21, 2010, AGFS Funding Company, a newly formed, wholly-owned subsidiary of AGFC, entered into and fully drew down a $3.0 billion, five year term loan pursuant to a credit agreement (the Credit Agreement) among (a) AGFS Funding Company, AGFC, and most of the consumer finance operating subsidiaries of AGFC (collectively, the Subsidiary Guarantors); and (b) a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. Any portion of the term loan that is repaid (whether at, or prior to, maturity) will permanently reduce the principal amount outstanding, and may not be reborrowed.

The term loan is guaranteed by AGFC and by the Subsidiary Guarantors. In addition, other AGFC operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The term loan is secured by a first priority pledge of the stock of AGFS Funding Company that is limited, in accordance with existing AGFC debt agreements, to approximately 10% of AGFC’s consolidated net worth.

AGFS Funding Company used the proceeds from the term loan to make intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible loan receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to repay their intercompany loans from AGFC. AGFC anticipates using the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations.

Borrowings under the Credit Agreement bear interest, at AGFS Funding Company’s option, at an annual rate based on either the “Eurodollar rate” or the “base rate” in effect from time to time, plus a margin of 5.50% for Eurodollar borrowings and 4.50% for base rate borrowings, and are subject to a minimum Eurodollar rate of 1.75% and a minimum base rate of 2.75% per annum.

Repayment of Multi-year Credit Facility

As disclosed in AGFC’s Current Report on Form 8-K dated April 26, 2010, AGFC repaid its outstanding borrowings, together with all unpaid interest, under its $2.125 billion multi-year revolving credit facility on April 26, 2010 prior to the scheduled due date in July 2010. With this repayment, AGFC terminated the borrowing commitments under the multi-year facility. The source of funds for the repayment was cash on hand, including the proceeds from the April 2010 $3.0 billion five-year term loan referred to above.

Affiliate Lending

On May 11, 2010, AGFC made a loan of $750.0 million to AIG, as evidenced by a Demand Note Agreement between AGFC and AIG and a Demand Promissory Note by AIG in favor of AGFC, both dated May 11, 2010 (the “AIG Loan”). The interest rate for the unpaid principal balance is one-month LIBOR plus 178 basis points. Interest is payable monthly, and principal and interest also are payable on demand at any time, provided that notice of demand is delivered to AIG at least one business day prior to the date payment is demanded. AIG may repay principal and interest at any time without penalty. The cash used to fund the AIG Loan came from operations and AGFC’s secured term loan, which closed in April 2010. The AIG Loan is subject to a subordination agreement in favor of the FRBNY. The AIG Loan was made as a short-term investment source for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the FRBNY Facility.

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

•

the impacts of our on-balance sheet securitizations and borrowings;

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

•

the ability and intent of AIG to provide funding to us through February 28, 2011;

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

We also direct readers to other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in other documents we file with the SEC (including “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009). We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

GOING CONCERN CONSIDERATION

Liquidity of the Company

Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue unsecured debt in the capital markets, have remained unavailable. Due to a combination of the challenges facing AIG, our liquidity concerns, our results of operations, downgrades of our credit ratings by the rating agencies, and the turmoil in the capital markets, we have not had access to the unsecured debt market. We periodically evaluate our ability to access the capital markets. While overall credit markets and our near-term liquidity position each have improved, we cannot determine when access to our traditional borrowing sources will become available to us again.

Progress on Management’s Plan for Stabilization of the Company and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management is exploring additional initiatives to preserve our liquidity and capital and to meet our financial and operating obligations. These initiatives include additional on-balance sheet securitizations, portfolio sales, borrowings, expense reductions, and branch closures, while continuing to limit our new lending. The exact nature and magnitude of any additional measures will be driven by our available resources and needs, prevailing market conditions, and the results of our operations.

During the first four months of 2010, we made substantial progress in assessing our liquidity needs and continued to demonstrate our ability to manage liquidity and generate additional funding. In March 2010, we securitized $1.0 billion of real estate loans and sold $501.3 million in senior certificates (while retaining subordinated notes for possible future sale) and separately received $1.6 billion from AIG in repayment of its demand promissory notes with us. In addition, in April 2010 we executed and fully drew down on a $3.0 billion five-year secured term loan. AGFC and AGFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by AGFC and $400.0 million repaid by AGFI) and the AGFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. With these repayments, there are no remaining AGFC or AGFI debt agreements that require AGFC to maintain a minimum specified dollar amount of AGFC consolidated net worth, or require AIG to maintain majority ownership of AGFC or AGFI. Based upon our estimates of future cash from operations and taking into account the risks and uncertainties of operating plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

As disclosed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, based on our level of increased liquidity and expected future sources of funding, including future cash flows from operations, AIG now expects that we will be able to meet our existing obligations as they become due for at least the next twelve months solely from our own future cash flows. Therefore, while AIG has acknowledged its intent to support us through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary. AIG is continuing to explore strategic alternatives for us, including a potential sale of a majority interest.

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

•

our ability to complete on favorable terms, as needed, additional on-balance sheet securitizations, portfolio sales, and borrowings and the costs associated with these alternative funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

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

•

the potential loss of key personnel;

•

the ability and intent of AIG to provide funding to us through February 28, 2011; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third party financing is not available, we may need additional support to meet our obligations as they become due. Under these adverse assumptions, without additional support in the future, there could exist substantial doubt about our ability to continue as a going concern.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital has varied primarily with the amount of net finance receivables. We have based our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding.

March 31,	2010		2009
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$17,099.1	88%	$19,632.9	81%
Short-term debt	-	-	2,103.7	8
Total debt	17,099.1	88	21,736.6	89
Equity	2,369.6	12	2,549.4	11
Total capital	$19,468.7	100%	$24,286.0	100%
Net finance receivables	$17,837.1		$22,373.2

We have issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years. Until September 2008, AGFC obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. We issued such commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At March 31, 2010, we had no issuances of commercial paper outstanding.

Historically, we targeted our leverage to be a ratio of 7.5x of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of our junior subordinated debentures (hybrid debt) and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive income or loss. Our method of measuring target leverage reflects AGFC’s issuance of $350.0 million aggregate principal amount of 60-year junior subordinated debentures following our acquisition of Ocean in January 2007. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGFC in a Rule 144A/Regulation S offering. AGFC can redeem the debentures at par beginning in January 2017. Based upon the terms of these junior subordinated debentures, credit rating agencies have acknowledged that until January 2017, at least 75% of such hybrid debt will be afforded equity treatment in their measurement of AGFC’s leverage.

Due to the Company’s and AIG’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity and maintaining compliance with our existing debt agreements, and not on achieving our target leverage. This focus (which will likely continue as long as liquidity challenges persist) could result in AGFC’s actual leverage being different than our historical target leverage. Our adjusted tangible leverage at March 31, 2010 was 6.33x compared to 7.55x at March 31, 2009, and 7.31x at December 31, 2009. In calculating March 31, 2010 leverage, management deducted $703.2 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 6.07x. In calculating December 31, 2009 leverage, management deducted $1.1 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 6.88x (including the $1.6 billion loaned to AIG under a demand note as a cash equivalent debt reduction would lower this December 31, 2009 leverage measurement to 6.30x).

The Company’s one-year term loan (previously, a 364-day facility) included a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agreed to cause AGFC to maintain: (a) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). As a result of AGFC’s and AGFI’s repayment of their one-year term loans on March 25, 2010, the support agreement was terminated in accordance with its terms. At December 31, 2009, the leverage measurement under the support agreement was 6.91x.

Additionally, AGFC’s multi-year credit facility had a minimum consolidated net worth requirement of $1.8 billion. With the April 26, 2010 repayment of the $2.125 billion multi-year facility, AGFC no longer has a minimum consolidated net worth requirement under its senior debt obligations.

On April 21, 2010, AGFS Funding Company entered into and fully drew down a $3.0 billion, five year term loan pursuant to the Credit Agreement among AGFS Funding Company, AGFC, and most of the consumer finance operating subsidiaries of AGFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. Any portion of the term loan that is repaid (whether at, or prior to, maturity) will permanently reduce the principal amount outstanding, and may not be reborrowed.

The term loan is guaranteed by AGFC and by the Subsidiary Guarantors. In addition, other AGFC operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The term loan is secured by a first priority pledge of the stock of AGFS Funding Company that is limited, in accordance with existing AGFC debt agreements, to approximately 10% of AGFC’s consolidated net worth.

AGFS Funding Company used the proceeds from the term loan to make intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible loan receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to repay their intercompany loans from AGFC. AGFC anticipates using the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations.

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

Based upon AGFC’s financial results for the twelve months ended March 31, 2010, a mandatory trigger event occurred under AGFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in July 2010. The mandatory trigger event requires AGFC to defer interest payments to the junior subordinated debt holders unless AGFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date. As of March 31, 2010, AGFC had not received the non-debt capital funding necessary to satisfy the July 2010 interest payments required by AGFC’s hybrid debt.

Reconciliations of total debt to adjusted debt were as follows:

	March 31,	March 31,	December 31,
(dollars in millions)	2010	2009	2009
Total debt	$17,099.1	$21,736.6	$19,525.1
75% of hybrid debt	(262.0)	(262.0)	(262.0)
Adjusted debt	$16,837.1	$21,474.6	$19,263.1

Reconciliations of equity to adjusted tangible equity were as follows:

	March 31,	March 31,	December 31,
(dollars in millions)	2010	2009	2009
Equity	$2,369.6	$2,549.4	$2,375.6
75% of hybrid debt	262.0	262.0	262.0
Accumulated other comprehensive loss (income)	27.7	33.7	(1.8)
Adjusted tangible equity	$2,659.3	$2,845.1	$2,635.8

Liquidity Facilities

We historically maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008, including our 364-day facility ($2.050 billion drawn by AGFC and $400.0 million drawn by AGFI). On July 9, 2009, we converted the outstanding amounts under our expiring 364-day facility into one-year term loans that would mature on July 9, 2010. On March 25, 2010, AGFC and AGFI each repaid all of their respective outstanding obligations under their one-year term loans ($2.050 billion repaid by AGFC and $400.0 million repaid by AGFI). With these repayments, the related contractual support agreement between AGFC and AIG was terminated.

As of March 31, 2010, our primary committed credit facility was as follows:

(dollars in millions)
Facility	Committed Amount	Drawn	Expiration
Multi-year facility	$2,125.0	$2,125.0	July 2010

The multi-year facility required that AGFC remain directly or indirectly majority-owned by AIG. The annual commitment fee for the facility was based upon AGFC’s long-term credit ratings and was 0.15% at March 31, 2010. On April 26, 2010, AGFC repaid its outstanding borrowings under the multi-year facility. With this repayment, AGFC terminated the borrowing commitments under the multi-year facility. See Note 20 of the Notes to Condensed Consolidated Financial Statements for further information. At March 31, 2009, AGFC’s outstanding borrowings under the committed credit facilities totaled $4.2 billion.

AGFC and certain of its subsidiaries also had an uncommitted credit facility of $75.0 million at March 31, 2010 and 2009. A portion of the uncommitted facility was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility. There were no amounts outstanding under the uncommitted credit facility at March 31, 2010 or 2009.

AGFC does not guarantee any borrowings of AGFI.

Liquidity

Our sources of funds have included cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. AGFC has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage. Subject to insurance regulations, we also have received dividends from our insurance subsidiaries.

While overall credit markets and our near-term liquidity position each have improved, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, cash on hand, and, as needed and available, additional on-balance sheet securitizations, portfolio sales, and borrowings. We will also continue to significantly limit our lending activities and focus on expense reductions.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, and a prolonged inability to access our historical capital market sources. We intend to support our liquidity position by operating the Company utilizing the following strategies:

•

limiting net originations and purchases of finance receivables and having more restrictive underwriting standards and pricing for such loans; and

•

as needed, pursuing additional on-balance sheet securitizations, portfolio sales, and borrowings.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Principal sources and uses of cash were as follows:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Principal sources of cash: Repayment of note receivable from affiliate	$1,550.9	$ -
Net collections/originations and purchases of finance receivables	649.7	698.1
Operations	80.4	168.7
Sales and principal collections of finance receivables held for sale originated as held for investment	25.5	935.6
Capital contribution	11.0	600.0
Total	$2,317.5	$2,402.4
Principal uses of cash: Net repayment/issuances of debt	$2,669.4	$1,347.4
Establishment of note receivable from affiliate	-	800.1
Total	$2,669.4	$2,147.5

Since year-end 2009, we have continued to manage our liquidity with proceeds of $501.2 million from a real estate loan securitization transaction in March 2010 and the execution and full draw down of a $3.0 billion five-year secured term loan in April 2010. During the first three months of 2010, we received $1.6 billion from AIG for repayment of its demand promissory notes with us and an $11.0 million capital contribution from our parent. AGFC and AGFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by AGFC and $400.0 million repaid by AGFI) and the AGFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010.

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

•

our ability to complete on favorable terms, as needed, additional on-balance sheet securitizations, portfolio sales, and borrowings and the costs associated with these alternative funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

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

•

the potential loss of key personnel;

•

the ability and intent of AIG to provide funding to us through February 28, 2011; and

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. Our off-balance sheet maximum exposure to loss associated with unconsolidated VIEs was zero at March 31, 2010 and December 31, 2009.

SEGMENTS

See Note 15 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

Selected Financial Information

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

At or for the Three Months Ended March 31,
(dollars in millions)	2010	2009
Net finance receivables: Branch real estate loans	$ 7,754.1	$ 8,818.0
Centralized real estate	6,399.0	8,236.3
Branch non-real estate loans	2,963.4	3,696.8
Branch retail sales finance	896.2	1,892.5
Total segment net finance receivables	18,012.7	22,643.6
All other	(175.6)	(270.4)
Net finance receivables	$17,837.1	$22,373.2
Yield: Branch real estate loans	9.08%	9.56%
Centralized real estate	6.00	6.12
Branch non-real estate loans	21.38	20.23
Branch retail sales finance	15.06	11.12
Total segment yield	10.39	10.14
All other effect on yield	0.08	0.06
Total yield	10.47	10.20
Charge-off ratio: Branch real estate loans	3.32%	2.72%
Centralized real estate	2.56	1.36
Branch non-real estate loans	7.14	8.02
Branch retail sales finance	9.04	4.55
Total segment charge-off ratio	4.02	3.23
All other effect on charge-off ratio	0.04	0.05
Total charge-off ratio	4.06	3.28
Delinquency ratio: Branch real estate loans	6.74%	5.62%
Centralized real estate	8.07	5.76
Branch non-real estate loans	4.56	5.16
Branch retail sales finance	6.02	3.32
Total segment delinquency ratio	6.79	5.38
All other effect on delinquency ratio	0.07	0.07
Total delinquency ratio	6.86	5.45

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

Three Months Ended March 31,
(dollars in millions)	2010	2009
Balance at beginning of period: Branch real estate loans	$ 624.3	$ 394.1
Centralized real estate	536.4	369.8
Branch non-real estate loans	288.5	297.3
Branch retail sales finance	63.6	65.0
Total segment	1,512.8	1,126.2
All other	3.5	-
Total	$1,516.3	$1,126.2
Provision for finance receivable losses: Branch real estate loans	$ 5.7	$ 104.0
Centralized real estate	103.7	88.1
Branch non-real estate loans	57.5	137.0
Branch retail sales finance	17.5	21.6
Total segment	184.4	350.7
All other	0.2	0.2
Total	$ 184.6	$ 350.9
Charge-offs: Branch real estate loans	$ (67.5)	$ (63.1)
Centralized real estate	(41.9)	(30.6)
Branch non-real estate loans	(64.7)	(85.2)
Branch retail sales finance	(26.7)	(26.1)
Total segment	(200.8)	(205.0)
All other	0.1	(0.1)
Total	$ (200.7)	$ (205.1)
Recoveries: Branch real estate loans	$ 2.5	$ 1.6
Centralized real estate	0.8	0.1
Branch non-real estate loans	9.6	8.1
Branch retail sales finance	3.2	2.6
Total segment	16.1	12.4
All other	-	(0.1)
Total	$ 16.1	$ 12.3
Affiliates contributed by AGFI to AGFC: Branch real estate loans	$ 8.9	$ -
Branch non-real estate loans	3.5	-
Branch retail sales finance	3.8	-
Total segment	$ 16.2	$ -
Transfers to finance receivables held for sale:
Centralized real estate	$ -	$ (5.9)
Balance at end of period: Branch real estate loans	$ 573.9	$ 436.6
Centralized real estate	599.0	421.5
Branch non-real estate loans	294.4	357.2
Branch retail sales finance	61.4	63.1
Total segment	1,528.7	1,278.4
All other	3.8	-
Total	$1,532.5	$1,278.4

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

March 31,
(dollars in millions)	2010	2009
Net finance receivables: Branch real estate loans:
Prime	$1,225.5	$1,532.8
Non-prime	1,420.4	1,652.8
Sub-prime	5,101.8	5,620.3
Other/FICO unavailable	6.4	12.1
Total	$7,754.1	$8,818.0
Centralized real estate loans:
Prime	$4,766.4	$6,148.9
Non-prime	1,177.4	1,523.0
Sub-prime	455.4	559.3
Other/FICO unavailable	(0.2)	5.1
Total	$6,399.0	$8,236.3
Branch non-real estate loans:
Prime	$ 555.1	$ 636.1
Non-prime	657.3	833.8
Sub-prime	1,749.2	2,210.4
Other/FICO unavailable	1.8	16.5
Total	$2,963.4	$3,696.8
Branch retail sales finance:
Prime	$ 465.1	$1,246.2
Non-prime	146.6	275.3
Sub-prime	280.2	353.3
Other/FICO unavailable	4.3	17.7
Total	$ 896.2	$1,892.5

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

March 31,	2010	2009
Delinquency ratio: Branch real estate loans:
Prime	4.01%	2.69%
Non-prime	6.05	4.97
Sub-prime	7.59	6.60
Other/FICO unavailable	4.02	11.13
Total	6.74	5.62
Centralized real estate loans:
Prime	6.41%	4.45%
Non-prime	12.24	9.62
Sub-prime	14.51	9.60
Other/FICO unavailable	5.76	6.36
Total	8.07	5.76
Branch non-real estate loans:
Prime	2.61%	2.97%
Non-prime	3.93	4.60
Sub-prime	5.40	6.00
Other/FICO unavailable	13.84	3.05
Total	4.56	5.16
Branch retail sales finance:
Prime	4.14%	1.70%
Non-prime	8.43	6.05
Sub-prime	8.03	7.20
Other/FICO unavailable	13.67	3.86
Total	6.02	3.32

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

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO
March 31, 2010 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$5,101.8	7.59%	74.8%	557
Second mortgages	$1,070.2	8.31%	N/A (b)	602
LTV greater than 95.5% at origination	$ 317.3	6.54%	97.8%	611
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$1,108.7	10.18%	88.3%	709
Sub-prime	$ 455.4	14.51%	77.1%	586
Second mortgages	$ 41.3	2.63%	N/A	703
LTV greater than 95.5% at origination	$2,238.2	6.65%	99.4%	709
Low documentation	$ 364.6	14.59%	76.5%	664
March 31, 2009 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$5,620.3	6.60%	74.9%	557
Second mortgages	$1,296.9	7.31%	N/A	602
LTV greater than 95.5% at origination	$ 359.9	5.79%	97.8%	612
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$1,357.5	9.67%	88.4%	708
Sub-prime	$ 559.3	9.60%	76.5%	588
Second mortgages	$ 52.8	5.15%	N/A	700
LTV greater than 95.5% at origination	$2,656.8	5.44%	99.4%	711
Low documentation	$ 460.3	11.51%	75.9%	667

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

(b)

Not available.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Charge-off ratios: Branch higher-risk real estate loans: Interest only (a)
Sub-prime	3.52%	3.23%
Second mortgages	10.04%	9.20%
LTV greater than 95.5% at origination	4.81%	4.66%
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	3.43%	2.69%
Sub-prime	3.50%	1.42%
Second mortgages	5.00%	2.41%
LTV greater than 95.5% at origination	2.74%	1.77%
Low documentation	2.41%	3.44%

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at March 31, 2010 was $2.5 billion, or 18%, of total real estate loans.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income (Loss)

Three Months Ended March 31,
(dollars in millions)	2010	2009
Net income (loss)	$ 12.4	$(240.6)
Amount change	$253.0	$(209.8)
Percent change	105%	(681)%
Return on average assets	0.22%	(3.80)%
Return on average equity	2.09%	(43.04)%
Ratio of earnings to fixed charges (a)	N/A	N/A

(a)

Not applicable. Earnings were inadequate to cover total fixed charges by $38.6 million for the three months ended March 31, 2010 and $237.1 million for the three months ended March 31, 2009.

During 2009, the U.S. residential real estate and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market disruptions negatively impacted our results for the three months ended March 31, 2010 and 2009.

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

Net income for the three months ended March 31, 2010 compared to the net loss for the three months ended March 31, 2009 reflected lower provision for finance receivable losses, higher other revenues resulting from foreign exchange gains on foreign currency denominated debt and derivatives adjustments, and benefit from income taxes, partially offset by lower finance charges primarily resulting from the 2009 sales of real estate loan portfolios as part of our liquidity management efforts. See Provision for Finance Receivable Losses, Other Revenues, (Benefit from) Provision for Income Taxes, and Finance Charges for further information.

Benefit from income taxes for the three months ended March 31, 2010 reflected AIG’s projection that it will have sufficient taxable income in 2010 to utilize our current year estimated tax losses. As a result, we have classified $52.9 million of our 2010 losses as a current tax receivable. Our benefit from income taxes could materially change if AIG’s projection is not accurate. This receivable will be settled with AIG in accordance with our tax sharing agreement. AIG and AGFI have agreed that amounts payable under this tax sharing agreement will be settled in cash, cash equivalent securities at market value, a promissory note in the form of a negotiable instrument, or any combination thereof.

See Note 15 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Real estate loans	$ 269.3	$ 339.6
Non-real estate loans	162.2	192.0
Retail sales finance	37.5	55.8
Total	$ 469.0	$ 587.4
Amount change	$ (118.4)	$ (60.3)
Percent change	(20)%	(9)%
Average net receivables	$18,132.4	$23,306.3
Yield	10.47%	10.20%

Finance charges decreased due to the following:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Decrease in average net receivables	$(130.1)	$(37.9)
Change in yield	11.7	(16.7)
Change in number of days	-	(5.7)
Total	$(118.4)	$(60.3)

Average net receivables and changes in average net receivables by type were as follows:

Three Months Ended March 31,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$14,065.7	$(3,378.2)	$17,443.9	$(1,414.6)
Non-real estate loans	3,060.4	(770.4)	3,830.8	(37.2)
Retail sales finance	1,006.3	(1,025.3)	2,031.6	(71.8)
Total	$18,132.4	$(5,173.9)	$23,306.3	$(1,523.6)
Percent change		(22)%		(6)%

The decrease in average net finance receivables for the three months ended March 31, 2010 when compared to the same period in 2009 reflected the slower U.S. housing market, our tighter underwriting guidelines, and liquidity management efforts. We transfer finance receivables to finance receivables held for sale when it is probable that management’s intent or ability is to no longer hold those finance receivables for the foreseeable future as part of our liquidity management efforts. During 2009, we transferred $1.8 billion of real estate loans from finance receivables to finance receivables held for sale.

In February 2010, we transferred $170.7 million of real estate loans from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. As of March 31, 2010, it is probable that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on alternative funding sources, including additional on-balance sheet securitizations.

Yield and changes in yield in basis points (bp) by type were as follows:

Three Months Ended March 31,	2010		2009
	Yield	Change	Yield	Change
Real estate loans	7.76%	(13) bp	7.89%	(41) bp
Non-real estate loans	21.38	116	20.22	(42)
Retail sales finance	15.07	395	11.12	(30)
Total	10.47	27	10.20	(28)

Yield increased for the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to higher non-real estate loan and retail sales finance yields reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products, partially offset by lower real estate loan yield reflecting the increase in later stage delinquencies (which result in reversal of accrued finance charges) and the increase of real estate loan modifications, including TDRs (which result in reduced finance charges).

Insurance Revenues

Insurance revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Earned premiums	$31.4	$34.8
Commissions	0.1	0.3
Total	$31.5	$35.1
Amount change	$ (3.6)	$ (4.7)
Percent change	(10)%	(12)%

Earned premiums decreased for the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to a decrease in credit earned premiums.

Finance Receivables Held for Sale Originated as Held for Investment Revenues

Finance receivables held for sale originated as held for investment revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Interest income	$10.9	$ 4.5
Mark to market provision	-	(9.7)
Net loss on sales	-	(9.5)
Total	$10.9	$(14.7)
Amount change	$25.6	$(14.7)
Percent change	174%	N/A*

* Not applicable

In February 2010, we transferred $170.7 million of real estate loans from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In March 2009, we transferred $543.8 million of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with a prospective purchaser, we determined that a mark to market provision on finance receivables held for sale originated as held for investment of $9.7 million was necessary to reduce the carrying amount of these finance receivables held for sale to fair value.

Investment Revenue

Three Months Ended March 31,
(dollars in millions)	2010	2009
Investment revenue	$ 7.7	$ 8.6
Amount change	$(0.9)	$(7.6)
Percent change	(12)%	(47)%

Investment revenue was affected by the following:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Average invested assets	$946.1	$904.9
Average invested asset yield	5.45%	5.91%
Net realized losses on investment securities	$ (5.2)	$ (5.6)

Other Revenues

Other revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Foreign exchange gain on foreign currency denominated debt	$ 42.3	$ 0.5
Derivative adjustments	38.9	(23.7)
Writedowns on real estate owned	(7.7)	(12.4)
Net loss on sales of real estate owned	(3.5)	(5.3)
Mortgage banking revenues	2.2	0.5
Interest revenue – notes receivable from AGFI	1.6	3.4
Loan brokerage fees	1.5	1.6
Net service fees from affiliates	0.4	0.9
Other	4.3	3.3
Total	$ 80.0	$(31.2)
Amount change	$111.2	$ (9.9)
Percent change	356%	(46)%

Other revenues for the three months ended March 31, 2010 reflected foreign exchange gains on foreign currency denominated debt and gains arising from derivative adjustments. Derivative adjustments for the three months ended March 31, 2010 included an other comprehensive income release gain of $68.8 million on cash flow hedge maturities and a credit valuation adjustment gain of $9.1 million on our non-designated cross currency derivative. These gains were partially offset by a mark to market loss of $34.3 million on our non-designated cross currency derivative and an ineffectiveness loss of $7.2 million on our cash flow derivatives. The loss in other revenues for the three months ended March 31, 2009 reflected losses arising from derivative adjustments that were not fully offset by foreign exchange gains on foreign currency denominated debt. Derivative adjustments for the three months ended March 31, 2009 included an ineffectiveness loss of $24.2 million on our fair value and cash flow derivatives and a credit valuation adjustment gain of $1.6 million on our non-designated cross currency derivative. The credit valuation adjustment gains on our non-designated cross currency derivative for the three months ended March 31, 2010 and 2009 resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. These derivatives were with AIG Financial Products Corp., a non-subsidiary affiliate that receives credit support from AIG, its parent.

Other revenues for the three months ended March 31, 2010 when compared to the same period in 2009 also reflected lower writedowns on real estate owned.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Long-term debt	$ 229.9	$ 237.7
Short-term debt	27.1	30.7
Total	$ 257.0	$ 268.4
Amount change	$ (11.4)	$ (37.8)
Percent change	(4)%	(12)%
Average borrowings	$18,985.6	$22,181.8
Interest expense rate	5.42%	4.85%

Interest expense decreased due to the following:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Decrease in average borrowings	$(38.8)	$(18.6)
Change in interest expense rate	27.4	(19.2)
Total	$(11.4)	$(37.8)

Average borrowings and changes in average borrowings by type were as follows:

Three Months Ended March 31,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,095.1	$(2,495.8)	$19,590.9	$(1,289.3)
Short-term debt	1,890.5	(700.4)	2,590.9	(158.7)
Total	$18,985.6	$(3,196.2)	$22,181.8	$(1,448.0)
Percent change		(14)%		(6)%

Contractual maturities of long-term debt at March 31, 2010 for the next four quarters were as follows:

Long-term
(dollars in millions)	Debt
Second quarter 2010	$ 665.9
Third quarter 2010*	2,789.5
Fourth quarter 2010	202.2
First quarter 2011	673.0
Twelve months ended March 31, 2011	$4,330.6

*

On April 26, 2010, AGFC repaid its $2.125 billion outstanding obligation under the multi-year credit facility prior to its expiration in July 2010.

During the twelve months ended March 31, 2010, AGFC issued $1.5 billion of long-term debt (via securitization transactions). We used the proceeds of these long-term debt issuances to support our liquidity position.

In addition to the 5.15% coupon and sales discount, AGFC’s reported interest expense on the senior certificates relating to our 2010 securitization will depend upon the actual repayment rates and losses experienced with respect to the underlying mortgage loans. The prevailing market conditions and any modification activities will also influence the performance of the mortgage loans, and therefore the actual annualized interest expense rate incurred by AGFC. Applying assumptions of a 10% annualized constant prepayment and a 3% annualized constant default rate, the yield on these senior certificates would be 5.15% throughout the life of the transaction and the expected weighted average remaining life of these senior certificates would be 4.3 years.

Interest expense rate and changes in interest expense rate in basis points by type were as follows:

Three Months Ended March 31,	2010		2009
	Rate	Change	Rate	Change
Long-term debt	5.38%	52 bp	4.86%	(50) bp
Short-term debt	5.75	100	4.75	92
Total	5.42	57	4.85	(30)

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

The following table presents the credit ratings of AGFI and AGFC as of May 11, 2010. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. AGFC does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

	Short-term Debt			Senior Long-term Debt
	Moody’s	S&P	Fitch (a)	Moody’s (b)	S&P (c)	Fitch (d)
AGFC	Not prime	C (7th of 8)	-	B2 (6th of 9) (e)	B (6th of 8) (e)	B- (6th of 9) (e)
AGFI	Not prime	C	-	-	-	B- (e)

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

(e)

Negative Outlook.

Operating Expenses

Operating expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Salaries and benefits	$ 99.4	$111.2
Other operating expenses	81.1	75.0
Total	$180.5	$186.2
Amount change	$ (5.7)	$ (46.1)
Percent change	(3)%	(20)%
Operating expenses as a percentage of average net receivables	3.98%	3.20%

Salaries and benefits decreased for the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to having fewer employees. The decrease in the number of employees in our branch business segment reflected 196 branch office closings in 2009 (including 145 branch offices closed during second quarter 2009). Due to economic conditions, we re-evaluated all of our business segments and other operations (including headquarters) in second quarter 2009, which resulted in the consolidation of certain branch operations and branch office closings throughout the United States and reductions in our number of employees.

Other operating expenses increased for the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to higher advertising expenses.

Operating expenses as a percentage of average net receivables increased for the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to the decline in average net finance receivables, partially offset by lower operating expenses, both of which reflected our liquidity management efforts.

Provision for Finance Receivable Losses

At or for the Three Months Ended March 31,
(dollars in millions)	2010	2009
Provision for finance receivable losses	$ 184.6	$ 350.9
Amount change	$ (166.3)	$ 176.1
Percent change	(47)%	101%
Net charge-offs	$ 184.6	$ 192.8
Charge-off ratio	4.06%	3.28%
Charge-off coverage	2.08x	1.66x
60 day+ delinquency	$1,250.0	$1,246.8
Delinquency ratio	6.86%	5.45%
Allowance for finance receivable losses	$1,532.5	$1,278.4
Allowance ratio	8.59%	5.71%

Provision for finance receivable losses decreased for the three months ended March 31, 2010 when compared to the same period in 2009 as a result of amounts provided for allowance for finance receivable losses in first quarter 2009 due to our higher levels of delinquency and net charge-offs in first quarter 2009 when compared to prior periods. As a result of our analysis of the favorable trends in our credit quality in first quarter 2010 offset by the increase in TDR net finance receivables, we did not increase our allowance for finance receivable losses in first quarter 2010.

Net charge-offs and changes in net charge-offs by type were as follows:

Three Months Ended March 31,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$106.0	$ 13.8	$ 92.2	$59.3
Non-real estate loans	55.1	(22.1)	77.2	29.1
Retail sales finance	23.5	0.1	23.4	8.2
Total	$184.6	$ (8.2)	$192.8	$96.6

Charge-off ratios and changes in charge-off ratios in basis points by type were as follows:

Three Months Ended March 31,	2010		2009
	Ratio	Change	Ratio	Change
Real estate loans	3.01%	91 bp	2.10%	140 bp
Non-real estate loans	7.14	(82)	7.96	293
Retail sales finance	9.05	453	4.52	161
Total	4.06	78	3.28	172

Total charge-off ratio increased for the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to portfolio sales and liquidations, negative economic fundamentals, the aging of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), increased for the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to higher allowance for finance receivable losses and lower net charge-offs.

Delinquency based on contract terms in effect and changes in delinquency by type were as follows:

March 31,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$1,044.3	$ 73.7	$ 970.6	$371.0
Non-real estate loans	146.4	(60.3)	206.7	23.3
Retail sales finance	59.3	(10.2)	69.5	15.1
Total	$1,250.0	$ 3.2	$1,246.8	$409.4

Delinquency ratios based on contract terms in effect and changes in delinquency ratios in basis points by type were as follows:

March 31,	2010		2009
	Ratio	Change	Ratio	Change
Real estate loans	7.45%	167 bp	5.78%	272 bp
Non-real estate loans	4.57	(59)	5.16	107
Retail sales finance	6.02	268	3.34	106
Total	6.86	141	5.45	228

The total delinquency ratio at March 31, 2010 increased when compared to March 31, 2009 primarily due to portfolio sales and liquidations, negative economic fundamentals, and the aging of the real estate loan portfolio. The increase in total delinquency ratio at March 31, 2010 was partially offset by a decline in the non-real estate loan delinquency ratio reflecting our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at March 31, 2010 when compared to March 31, 2009 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in response to our higher levels of delinquency. The allowance for finance receivable losses at March 31, 2010 also included $362.2 million related to TDRs, compared to $94.7 million at March 31, 2009. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information on our TDRs.

The increase in the allowance ratio at March 31, 2010 when compared to March 31, 2009 was primarily due to a decline in finance receivables and increases to the allowance for finance receivable losses through the provision for finance receivable losses.

Real estate owned increased slightly to $147.2 million at March 31, 2010 from $146.2 million at March 31, 2009 as a result of AGFI contributing two of its wholly-owned subsidiaries to AGFC effective January 1, 2010.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2010	2009
Claims incurred	$18.0	$21.2
Change in benefit reserves	(2.4)	(4.4)
Total	$15.6	$16.8
Amount change	$ (1.2)	$ 0.3
Percent change	(7)%	2%

Insurance losses and loss adjustment expenses decreased for the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to lower credit involuntary unemployment claims incurred, partially offset by an unfavorable variance in change in benefit reserves for non-credit policies.

(Benefit from) Provision for Income Taxes

Three Months Ended March 31,
(dollars in millions)	2010	2009
(Benefit from) Provision for income taxes	$(51.1)	$ 3.4
Amount change	$(54.5)	$ 20.0
Percent change	N/M*	121%
Pretax loss	$(38.6)	$(237.1)
Effective income tax rate	132.22%	(1.45)%

*

Not meaningful

Pretax loss for the three months ended March 31, 2010 when compared to the same period in 2009 reflected lower provision for finance receivable losses and higher other revenues resulting from foreign exchange gains on foreign currency denominated debt and derivatives adjustments, partially offset by lower finance charges resulting from the 2009 sales of real estate loan portfolios as part of our liquidity management efforts.

Benefit from income taxes for the three months ended March 31, 2010 reflected AIG’s projection that it will have sufficient taxable income in 2010 to utilize our current year estimated tax losses. As a result, we have classified $52.9 million of our 2010 losses as a current tax receivable. Our benefit from income taxes could materially change if AIG’s projection is not accurate. This receivable will be settled with AIG in accordance with our tax sharing agreement. AIG and AGFI have agreed that amounts payable under this tax sharing agreement will be settled in cash, cash equivalent securities at market value, a promissory note in the form of a negotiable instrument, or any combination thereof.

Provision for income taxes for the three months ended March 31, 2009 reflected the reclassification of our losses to deferred tax assets that were subject to a full valuation allowance.

As of March 31, 2010, we had a deferred tax asset valuation allowance of $507.2 million, compared to $521.3 million at December 31, 2009 to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $3.2 million at March 31, 2010 and $9.1 million at December 31, 2009, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. Realization of our net deferred tax asset depends on the ability of the relevant subsidiary to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits of that subsidiary were generated.

The effective income tax rate for the three months ended March 31, 2010 reflected the increase in the benefit from income taxes discussed above.

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

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt. AGFC also has altered the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 16% of our borrowings at March 31, 2010, compared to 27% at March 31, 2009. Adjustable-rate net finance receivables represented 5% of our total portfolio at March 31, 2010 and 2009. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. These real estate loans still in a fixed-rate period totaled $77.6 million and represented 1% of total real estate loans at March 31, 2010, compared to $237.9 million, or 1%, at March 31, 2009. Approximately $576.9 million, or 4%, of our real estate loans at March 31, 2010 are scheduled to reset by the end of 2010.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we are updating the following risk factors:

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

•

our ability to complete on favorable terms, as needed, additional on-balance sheet securitizations, portfolio sales, and borrowings and the costs associated with these alternative funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

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

•

the potential loss of key personnel;

•

the ability and intent of AIG to provide funding to us through February 28, 2011; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third party financing is not available, we may need additional support to meet our obligations as they become due. Under these adverse assumptions, without additional support in the future, there could exist substantial doubt about our ability to continue as a going concern.

Item 5.  Other Information.

On May 11, 2010, AGFC made a loan of $750.0 million to AIG, as evidenced by a Demand Note Agreement between AGFC and AIG and a Demand Promissory Note by AIG in favor of AGFC, both dated May 11, 2010 (the “AIG Loan”). The interest rate for the unpaid principal balance is one-month LIBOR plus 178 basis points. Interest is payable monthly, and principal and interest also are payable on demand at any time, provided that notice of demand is delivered to AIG at least one business day prior to the date payment is demanded. AIG may repay principal and interest at any time without penalty. The cash used to fund the AIG Loan came from operations and AGFC’s secured term loan, which closed in April 2010. The AIG Loan is subject to a subordination agreement in favor of the FRBNY. The AIG Loan was made as a short-term investment source for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the FRBNY Facility.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 68 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	May 11, 2010	By	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

10.1

Mortgage Loan Purchase Agreement dated January 31, 2010 between MorEquity, Inc., American General Financial Services of Arkansas, Inc., American General Home Equity, Inc., American General Finance Corporation, and Sixth Street Funding LLC.

10.2

Pooling and Servicing Agreement dated January 31, 2010 between Sixth Street Funding LLC; Wells Fargo Bank, N.A.; MorEquity, Inc.; Green Tree Servicing LLC; and U.S. Bank National Association.

10.3

Purchase Agreement dated March 29, 2010 between Sixth Street Funding LLC, RBS Securities Inc., and American General Finance Corporation.

10.4

Credit Agreement dated April 21, 2010 between AGFS Funding Company, American General Finance Corporation, Bank of America, N.A., Deutsche Bank Securities Inc., various Co-Documentation Agents, and Other Lenders Party Thereto. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated April 21, 2010.

10.5

Demand Promissory Note and Demand Note Agreement between American General Finance Corporation and American International Group, Inc. dated May 11, 2010.

12

Computation of Ratio of Earnings to Fixed Charges

31.1

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance Corporation

31.2

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance Corporation

32

Section 1350 Certifications