Form 10-Q
period 2010-06-30
AMERICAN GENERAL FINANCE CORP
filed 2010-08-12
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-06155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At August 11, 2010, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

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

any amendments to those reports.

The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Revenues Finance charges	$ 451,874	$ 553,817	$ 920,860	$1,141,183
Insurance	31,361	33,980	62,881	69,038
Finance receivables held for sale originated as held for investment	9,547	(68,243)	20,418	(82,935)
Investment	10,616	14,729	18,266	23,378
Other	3,067	(42,876)	83,065	(74,074)
Total revenues	506,465	491,407	1,105,490	1,076,590
Expenses Interest expense	266,386	249,057	523,379	517,464
Operating expenses: Salaries and benefits	97,951	113,733	197,339	224,957
Other operating expenses	85,717	87,364	166,779	162,318
Provision for finance receivable losses	54,954	256,472	239,575	607,419
Insurance losses and loss adjustment expenses	11,246	16,480	26,830	33,269
Total expenses	516,254	723,106	1,153,902	1,545,427
Loss before benefit from income taxes	(9,789)	(231,699)	(48,412)	(468,837)
Benefit from Income Taxes	(54,030)	(4,483)	(105,097)	(1,038)
Net Income (Loss)	$ 44,241	$(227,216)	$ 56,685	$ (467,799)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2010	2009
Assets Net finance receivables: Real estate loans (includes loans of consolidated VIEs of $2.8 billion in 2010 and $1.9 billion in 2009)	$14,078,128	$14,001,905
Non-real estate loans	2,890,200	3,128,886
Retail sales finance	733,201	1,084,582
Net finance receivables	17,701,529	18,215,373
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $110.1 million in 2010 and $70.3 million in 2009)	(1,432,612)	(1,516,298)
Net finance receivables, less allowance for finance receivable losses	16,268,917	16,699,075
Finance receivables held for sale	-	687,969
Investment securities	797,876	733,263
Cash and cash equivalents	580,241	1,292,621
Notes receivable from parent and affiliate	1,267,106	2,002,810
Restricted cash (includes restricted cash of consolidated VIEs of $29.3 million in 2010 and $20.4 million in 2009)	209,632	50,497
Other assets	1,128,416	1,121,362
Total assets	$20,252,188	$22,587,597
Liabilities and Shareholder’s Equity Long-term debt (includes debt of consolidated VIEs of $1.3 billion in 2010 and $900.1 million in 2009)	$17,141,120	$17,475,107
Short-term debt	-	2,050,000
Insurance claims and policyholder liabilities	332,015	350,874
Other liabilities	306,287	329,698
Accrued taxes	7,048	6,304
Total liabilities	17,786,470	20,211,983
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	2,133,205	2,121,777
Accumulated other comprehensive income	23,839	1,846
Retained earnings	303,594	246,911
Total shareholder’s equity	2,465,718	2,375,614
Total liabilities and shareholder’s equity	$20,252,188	$22,587,597

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,
(dollars in thousands)	2010	2009
Cash Flows from Operating Activities Net income (loss)	$ 56,685	$ (467,799)
Reconciling adjustments: Provision for finance receivable losses	239,575	607,419
Depreciation and amortization	74,413	58,127
Deferral of finance receivable origination costs	(18,046)	(17,098)
Deferred income tax benefit	(216)	(1,549)
Origination of finance receivables held for sale	-	(3,518)
Sales and principal collections of finance receivables originated as held for sale	-	5,903
Mark to market provision on finance receivables held for sale originated as held for investment	-	78,627
Net loss on sales of finance receivables held for sale originated as held for investment	-	14,853
Net realized losses on investment securities	7,103	4,439
Change in other assets and other liabilities	(128,470)	13,582
Change in insurance claims and policyholder liabilities	(18,859)	(23,410)
Change in taxes receivable and payable	(110,092)	(14,076)
Change in accrued finance charges	22,478	33,695
Change in restricted cash	(3,365)	(1,652)
Other, net	804	8,432
Net cash provided by operating activities	122,010	295,975
Cash Flows from Investing Activities Finance receivables originated or purchased	(712,362)	(1,337,289)
Principal collections on finance receivables	1,818,777	2,718,911
Affiliates contributed by AGFI to AGFC	466	-
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	-	(29,535)
Sales and principal collections on finance receivables held for sale originated as held for investment	37,764	1,402,501
Investment securities purchased	(74,409)	(31,913)
Investment securities called and sold	31,224	64,447
Investment securities matured	5,070	4,610
Change in notes receivable from parent and affiliate	735,704	(781,864)
Change in restricted cash	(155,834)	-
Change in premiums on finance receivables purchased and deferred charges	(4,905)	1,044
Change in real estate owned	(4,015)	(17,519)
Other, net	(3,532)	(12,729)
Net cash provided by investing activities	1,673,948	1,980,664
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	3,418,705	-
Repayment of long-term debt	(3,595,931)	(1,694,112)
Change in short-term debt	(2,342,201)	(628,437)
Capital contributions from parent	11,428	601,142
Net cash used for financing activities	(2,507,999)	(1,721,407)
Effect of exchange rate changes	(339)	(479)
(Decrease) increase in cash and cash equivalents	(712,380)	554,753
Cash and cash equivalents at beginning of period	1,292,621	844,865
Cash and cash equivalents at end of period	$ 580,241	$ 1,399,618

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Net income (loss)	$ 44,241	$(227,216)	$ 56,685	$(467,799)
Other comprehensive gain (loss): Cumulative effect of change in accounting principle	-	(29,792)	-	(29,792)
Net unrealized gains (losses) on: Investment securities on which other-than- temporary impairments were taken	2,188	1,034	6,924	1,034
All other investment securities	11,897	22,072	20,064	22,970
Swap agreements	35,064	(58,053)	2,054	35,333
Foreign currency translation adjustments	(1,928)	16,038	(10,472)	14,506
Income tax effect: Cumulative effect of change in accounting principle	-	10,427	-	10,427
Net unrealized (gains) losses on: Investment securities on which other-than- temporary impairments were taken	(765)	(362)	(2,423)	(362)
All other investment securities	(4,164)	(7,732)	(7,023)	(8,039)
Swap agreements	(12,273)	20,318	(719)	(12,367)
Valuation allowance on deferred tax assets for: Investment securities	8,032	9,821	8,252	9,105
Swap agreements	12,273	(20,318)	719	12,367
Other comprehensive gain (loss), net of tax, before reclassification adjustments	50,324	(36,547)	17,376	55,182
Reclassification adjustments included in net income (loss): Realized losses (gains) on: Investment securities	1,859	(1,207)	7,103	4,439
Income tax effect: Realized (losses) gains on: Investment securities	(651)	429	(2,486)	(1,554)
Reclassification adjustments included in net income (loss), net of tax	1,208	(778)	4,617	2,885
Other comprehensive gain (loss), net of tax	51,532	(37,325)	21,993	58,067
Comprehensive income (loss)	$ 95,773	$(264,541)	$ 78,678	$(409,732)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010

Note 1.  Basis of Presentation

American General Finance Corporation (AGFC, or collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a direct wholly-owned subsidiary of AIG Capital Corporation, a direct wholly-owned subsidiary of American International Group, Inc. (AIG).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States of America (GAAP). These statements are unaudited. The statements include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date through August 11, 2010, the date that we filed our financial statements with the SEC. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. To conform to the 2010 presentation, we reclassified certain items in the prior period.

In second quarter 2010, we revised our condensed consolidated statement of cash flows to change the classification of restricted cash related to our securitization transactions. We have historically included restricted cash related to our securitization transactions as a change in other assets and other liabilities in cash flows from operating activities. After further review, management has concluded that the appropriate reporting is to include this item in cash flows from investing activities as a change in restricted cash. The operating and investing sections of our condensed consolidated cash flow statement were revised by equal and offsetting amounts. The operating and investing sections of our condensed consolidated cash flow statement for the six months ended June 30, 2009 were not revised because the 2009 securitization occurred in July 2009. This revision had the effect of increasing the previously reported cash flows provided by operating activities by $19.5 million for the nine months ended September 30, 2009, $20.4 million for the year ended December 31, 2009, and $26.2 million for the three months ended March 31, 2010 and decreasing the previously reported cash flows provided by investing activities by the same amounts. Management has evaluated the effects of these reclassifications and concluded that they are not material to any of our previously issued quarterly and annual consolidated financial statements.

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

Liquidity of the Company

Since the events of September 2008 and through the filing of this report, our access to capital markets has been limited and obtained primarily through funding structures different than our more traditional borrowing transactions prior to 2008. This alternative funding approach was due to a combination of the challenges facing AIG, our operating results, downgrades of our debt credit ratings, and market concerns as to our available sources of funding following the turmoil in the capital markets beginning in 2008. While overall credit markets and our near-term liquidity position each have improved compared to late 2008 and much of 2009, we cannot determine when, or to what extent, access to our more traditional borrowing sources will become available to us again.

Progress on Management’s Plan for Stabilization of the Company and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management has developed initiatives to support our liquidity and raise capital to meet our financial and operating obligations. These initiatives include additional borrowings, on-balance sheet securitizations, portfolio sales, expense reductions, and branch closures, while continuing to limit our new lending. The exact nature and magnitude of any additional measures will be driven by our available resources and needs, prevailing market conditions, and the results of our operations.

During the first half of 2010, we made substantial progress in assessing our liquidity needs and continued to demonstrate our ability to manage liquidity and generate additional funding. In March 2010, we securitized $1.0 billion of real estate loans and sold $501.3 million in senior certificates (while retaining subordinated notes for possible future sale) and separately received AIG’s repayment of its $1.6 billion in demand promissory notes to us. In April 2010, we executed and fully drew down on a $3.0 billion five-year secured term loan. AGFC and AGFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by AGFC and $400.0 million repaid by AGFI) and the AGFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. With these repayments, there are no remaining AGFC or AGFI debt agreements that require AGFC to maintain a minimum specified dollar amount of AGFC consolidated net worth, or require AIG to maintain majority ownership of AGFC or AGFI. Based upon our estimates and taking into account the risks and uncertainties of operating plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

As disclosed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, based on our level of increased liquidity and expected future sources of funding, including future cash flows from operations, AIG expects that we will be able to meet our existing obligations as they become due for at least the next twelve months solely from our own future cash flows. Therefore, while AIG has acknowledged its intent to support us through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary.

On August 10, 2010, AIG entered into a Stock Purchase Agreement (the Purchase Agreement) with FCFI Acquisition LLC, (the Acquiror), an affiliate of Fortress Investment Group LLC. Under the Purchase Agreement, among other things, the Acquiror will indirectly acquire 80% of AGFI, and AIG will retain a 20% interest in the AGFI business. The parties expect that this transaction (the FCFI Transaction) will close by the end of the first quarter of 2011, subject to regulatory approvals and customary closing conditions. The potential effect of the proposed FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

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

•

the potential for declining financial flexibility and reduced income should we use more of our higher performing assets for on-balance sheet securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms, as needed, additional borrowings, on-balance sheet securitizations, portfolio sales, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

•

our significant reliance upon debt to fund our operations;

•

our access to unsecured debt markets and other sources of funding, and the potential increased cost of funding sources as compared to historic borrowing rates;

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

•

the potential loss of key personnel;

•

the ability and intent of AIG to provide funding to us through February 28, 2011, including as a result of the proposed FCFI Transaction; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

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

In addition, the potential effect of the proposed FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

Note 2.  Additional Significant Accounting Policies

VARIABLE INTEREST ENTITIES

An entity is a variable interest entity (VIE) if the entity does not have sufficient equity at risk for the entity to finance its activities without additional financial support or has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated into the financial statements of its primary beneficiary. When we have a variable interest in a VIE, we qualitatively assess whether we have a controlling financial interest in the entity and, if so, whether we are the primary beneficiary. In applying the qualitative assessment to identify the primary beneficiary of a VIE, we are determined to have a controlling financial interest if we have (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consider the VIE’s purpose and design, including the risks that the entity was designed to create and pass through to its variable interest holders. Determining a VIE’s primary beneficiary is an ongoing assessment.

Note 3.  Recent Accounting Standards

We adopted the following accounting standards in 2010:

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard addressing transfers of financial assets that removed the concept of a qualifying special-purpose entity (QSPE) from the FASB Accounting Standards Codification and removed the exception that exempted transferors from applying the consolidation rules to QSPEs. The new standard was effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application was prohibited. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an accounting standard that amended the rules addressing consolidation of VIEs with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with VIEs. We adopted the new standard on January 1, 2010. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

In February 2010, the FASB issued an update to the aforementioned accounting standard that deferred the revised consolidation rules for those VIEs that have attributes of, or that are similar to, an investment company or money market fund. The adoption of this update did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

We will adopt the following accounting standard in the future:

Accounting for Embedded Credit Derivatives

In March 2010, the FASB issued an accounting standard that amends the accounting for embedded credit derivative features in structured securities that redistribute credit risk in the form of subordination of one financial instrument to another. The new standard clarifies how to determine whether embedded credit derivative features are considered to be embedded derivatives that require bifurcation and separate accounting. The new standard is effective for interim and annual periods beginning on July 1, 2010 for us. We do not expect the adoption of this new standard to have a material effect on our consolidated financial condition, results of operations, or cash flows.

Disclosures about Credit Quality of Finance Receivables and Allowance for Finance Receivable Losses

In July 2010, the FASB issued an accounting standard that amends the rules for disclosures that an entity provides about the credit quality of its finance receivables and the related allowance for finance receivable losses. The new standard requires us to disaggregate, by portfolio segment or class of finance receivable, certain existing disclosures and provide certain new disclosures about our finance receivables and related allowance for finance receivable losses. The new standard is effective for interim and annual periods ending on or after December 15, 2011 for us. Because the new standard only requires additional disclosures about finance receivables and the related allowance for finance receivable losses, it will have no effect on our consolidated financial condition, results of operations, or cash flows.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
June 30, 2010 Gross receivables	$14,164,671	$3,133,046	$ 802,328	$18,100,045
Unearned finance charges and points and fees	(157,875)	(307,294)	(77,334)	(542,503)
Accrued finance charges	85,544	36,671	6,216	128,431
Deferred origination costs	17,153	26,831	-	43,984
Premiums, net of discounts	(31,365)	946	1,991	(28,428)
Total	$14,078,128	$2,890,200	$ 733,201	$17,701,529
December 31, 2009 Gross receivables	$14,027,412	$3,385,715	$1,196,247	$18,609,374
Unearned finance charges and points and fees	(161,309)	(328,336)	(127,624)	(617,269)
Accrued finance charges	90,850	40,966	13,544	145,360
Deferred origination costs	17,402	28,843	-	46,245
Premiums, net of discounts	27,550	1,698	2,415	31,663
Total	$14,001,905	$3,128,886	$1,084,582	$18,215,373

Included in the table above are finance receivables associated with the securitizations that remain on our balance sheet totaling $2.8 billion at June 30, 2010 and $1.9 billion at December 31, 2009. See Note 5 and Note 10 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $7.6 billion at June 30, 2010 that have been pledged as collateral for our secured term loan.

Unused credit limits extended to customers by the Company or by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables are fully participated to us), totaled $184.2 million at June 30, 2010 and $148.7 million at December 31, 2009. The increase in the unused credit limits was primarily due to AGFI contributing two wholly-owned subsidiaries to AGFC effective January 1, 2010. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company or AIG Bank.

To support our liquidity, we have sold certain finance receivables as an alternative funding source. During 2009, we transferred $1.8 billion of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

In February 2010, we transferred $170.7 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future. As of June 30, 2010, it is probable that we will hold the remainder of the finance receivable portfolio for the foreseeable future.

Information regarding troubled debt restructuring (TDR) finance receivables (which are all real estate loans) was as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
TDR net finance receivables	$1,828,112	$1,381,561
TDR net finance receivables that have a valuation allowance	$1,828,112	$1,381,561
Allowance for TDR finance receivable losses	$ 413,270	$ 302,500

We have no commitments to lend additional funds on these TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
TDR average net receivables	$1,768,164	$1,065,548	$1,648,944	$951,051
TDR finance charges recognized	$ 21,938	$ 12,453	$ 41,674	$ 24,403

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

As part of a Securities Purchase Agreement and a Securities Exchange Agreement between AIG and the United States Department of the Treasury dated April 17, 2009, AIG agreed that its subsidiaries that were eligible would join the HAMP and would comply with the HAMP guidelines. In third quarter 2009, MorEquity, Inc. (MorEquity), a direct wholly-owned subsidiary of AGFC, entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the HAMP. MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009. As of June 30, 2010, MorEquity had completed 660 HAMP modifications and 280 trial HAMP modifications were in process. We are making the required system changes necessary to implement HAMP in our branch operations, and they plan to join the HAMP during the fourth quarter of 2010.

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

Our 2010 securitization transaction, which closed on March 30, 2010, included the sale of approximately $1.0 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Sixth Street Funding LLC (Sixth Street), which concurrently formed a trust to issue trust certificates totaling $716.9 million in initial principal balance to Sixth Street in exchange for the loans. In connection with the securitization, Sixth Street sold to a third party $501.3 million of senior certificates with a 5.15% coupon. Sixth Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $503.3 million and retained subordinated and residual interest trust certificates. As a result of the combination of over-collateralization and the initially retained subordinated and residual interest trust certificates, we received a subordinated economic interest in approximately 50% of the assets transferred.

Our on-balance sheet securitizations of real estate loans and the related debt were as follows:

(dollars in thousands)	Real Estate Loans	Long-term Debt
June 30, 2010 2009 securitization	$1,791,908	$819,418
2010 securitization	981,459	474,937
December 31, 2009 2009 securitization	$1,889,193	$900,143

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,532,485	$1,278,388	$1,516,298	$1,126,233
Provision for finance receivable losses	54,954	256,472	239,575	607,419
Charge-offs	(171,552)	(223,245)	(372,311)	(428,416)
Recoveries	16,725	13,516	32,863	25,843
Affiliates contributed by AGFI to AGFC (a)	-	-	16,187	-
Transfers to finance receivables held for sale (b)	-	(9,413)	-	(15,361)
Balance at end of period	$1,432,612	$1,315,718	$1,432,612	$1,315,718

(a)

Effective January 1, 2010, AGFI contributed two of its wholly-owned subsidiaries to AGFC. The contribution included $16.2 million of allowance for finance receivable losses.

(b)

During the three and six months ended June 30, 2009, we decreased the allowance for finance receivable losses as a result of the transfers of real estate loans ($761.8 million and $1.3 billion, respectively) from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

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

Note 7.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities, which are classified as available-for-sale, by type were as follows:

	Cost/ Amortized	Unrealized	Unrealized	Fair	Other- Than- Temporary Impairments
(dollars in thousands)	Cost	Gains	Losses	Value	in AOCI(L) (a)
June 30, 2010 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,726	$ 960	$ (12)	$ 9,674	$ -
Obligations of states, municipalities, and political subdivisions	218,218	10,223	(69)	228,372	-
Corporate debt	342,900	24,790	(1,159)	366,531	-
Mortgage-backed, asset-backed, and collateralized: RMBS	141,355	3,410	(4,154)	140,611	(2,688)
CMBS	18,675	140	(4,303)	14,512	(803)
CDO/ABS	29,402	329	(7,110)	22,621	-
Total	759,276	39,852	(16,807)	782,321	(3,491)
Preferred stocks	3,991	406	-	4,397	-
Other long-term investments (b)	5,464	1,858	(235)	7,087	-
Common stocks	1,952	779	-	2,731	-
Total	$770,683	$42,895	$(17,042)	$796,536	$(3,491)
December 31, 2009 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,713	$ 543	$ (72)	$ 9,184	$ -
Obligations of states, municipalities, and political subdivisions	225,879	8,632	(259)	234,252	-
Corporate debt	352,237	11,886	(5,909)	358,214	-
Mortgage-backed, asset-backed, and collateralized: RMBS	86,174	324	(6,807)	79,691	(3,039)
CMBS	23,753	82	(10,637)	13,198	(5,582)
CDO/ABS	30,978	269	(8,566)	22,681	-
Total	727,734	21,736	(32,250)	717,220	(8,621)
Preferred stocks	3,991	-	(347)	3,644	-
Other long-term investments (b)	6,668	1,859	(769)	7,758	-
Common stocks	1,741	1,632	(99)	3,274	-
Total	$740,134	$25,227	$(33,465)	$731,896	$(8,621)

(a)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss), which, starting April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)

Excludes interest in a limited partnership that we account for using the equity method ($1.3 million at June 30, 2010 and $1.4 million at December 31, 2009).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010 Bonds: U.S. government and government sponsored entities	$ -	$ -	$ 541	$ (12)	$ 541	$ (12)
Obligations of states, municipalities, and political subdivisions	7,281	(49)	1,080	(20)	8,361	(69)
Corporate debt	15,573	(202)	26,652	(957)	42,225	(1,159)
RMBS	6	-	16,171	(4,154)	16,177	(4,154)
CMBS	-	-	9,312	(4,303)	9,312	(4,303)
CDO/ABS	2,920	(1,080)	10,009	(6,030)	12,929	(7,110)
Total	25,780	(1,331)	63,765	(15,476)	89,545	(16,807)
Other long-term investments	1,766	(235)	-	-	1,766	(235)
Common stocks	2	-	-	-	2	-
Total	$ 27,548	$(1,566)	$63,765	$(15,476)	$ 91,313	$(17,042)
December 31, 2009 Bonds: U.S. government and government sponsored entities	$ 480	$ (72)	$ -	$ -	$ 480	$ (72)
Obligations of states, municipalities, and political subdivisions	20,394	(140)	2,075	(119)	22,469	(259)
Corporate debt	48,701	(1,139)	57,095	(4,770)	105,796	(5,909)
RMBS	51,025	(2,236)	14,576	(4,571)	65,601	(6,807)
CMBS	7,178	(8,747)	947	(1,890)	8,125	(10,637)
CDO/ABS	10,395	(7,870)	3,837	(696)	14,232	(8,566)
Total	138,173	(20,204)	78,530	(12,046)	216,703	(32,250)
Preferred stocks	3,644	(347)	-	-	3,644	(347)
Other long-term investments	2,201	(769)	-	-	2,201	(769)
Common stocks	136	(99)	-	-	136	(99)
Total	$144,154	$(21,419)	$78,530	$(12,046)	$222,684	$(33,465)

Management reviews all securities in an unrealized loss position on a quarterly basis to determine the ability and intent to hold such securities to recovery, which could be maturity, if necessary, by performing an evaluation of expected cash flows. Management considers factors such as our investment strategy, liquidity requirements, overall business plans, and recovery periods for securities in previous periods of broad market declines. For fixed-maturity securities with significant declines, management performs extended fundamental credit analysis on a security-by-security basis, which includes consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data.

We did not recognize in earnings the unrealized losses on fixed-maturity securities at June 30, 2010, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired).

As of June 30, 2010, unrealized losses on bond investments in an unrealized loss position of more than 50% for more than 12 months totaled $2.3 million relating to originally investment grade structured securities that are floating-rate or that have low fixed coupons relative to current market yields. As part of our credit evaluation procedures applied to these and other securities, we consider the nature of both the specific securities and the general market conditions for those securities. Current market spreads continue to be significantly wider for securities supported by real estate related assets, compared to spreads at the securities’ respective purchase date, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. In addition, declining LIBOR rates have made floating-rate securities less attractive as a class.

We believe that the lack of demand for commercial and residential real estate collateral-based investments, low contractual coupons and interest rate spreads, and the deterioration in the level of collateral support due to real estate market conditions are the primary reasons for the securities trading at significant price discounts. Based on management’s analysis, we continue to believe the expected cash flows from these securities will be sufficient to recover the amortized cost of our investment. We continue to monitor these positions for potential credit impairments resulting from further deterioration in commercial and residential real estate fundamentals.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position for which an other-than-temporary impairment was recognized and only the amount related to a credit loss was recognized in earnings, were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010 Bonds: RMBS	$ -	$ -	$ 8,757	$(3,121)	$ 8,757	$(3,121)
CMBS	-	-	1,757	(833)	1,757	(833)
Total	$ -	$ -	$10,514	$(3,954)	$10,514	$(3,954)
December 31, 2009 Bonds: RMBS	$ 502	$(1,152)	$ 5,186	$(1,957)	$ 5,688	$(3,109)
CMBS	1,821	(5,582)	-	-	1,821	(5,582)
Total	$2,323	$(6,734)	$ 5,186	$(1,957)	$ 7,509	$(8,691)

The net realized (losses) gains on investment securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Total other-than-temporary impairment losses	$ (171)	$ (499)	$(1,977)	$(3,234)
Portion of loss recognized in accumulated other comprehensive income (loss)	(1,620)	(38)	(4,062)	(38)
Net impairment losses recognized in net income (loss)	(1,791)	(537)	(6,039)	(3,272)
Other net realized (losses) gains on investment securities	(68)	1,744	(1,064)	(1,167)
Total net realized (losses) gains on investment securities	$(1,859)	$1,207	$(7,103)	$(4,439)

Credit impairments recognized in earnings on investment securities for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$7,368	$3,845	$3,150	$3,845
Additions: Due to other-than-temporary impairments: Not previously impaired/impairment not previously recognized	-	339	9	339
Previously impaired/impairment previously recognized	1,705	-	5,940	-
Reductions: Realized due to sales with no prior intention to sell	-	-	-	-
Realized due to intention to sell	-	-	-	-
Accretion of credit impaired securities	(57)	-	(83)	-
Balance at end of period	$9,016	$4,184	$9,016	$4,184

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Fair value	$53,728	$9,592	$137,779	$42,962
Realized gains	$ -	$1,964	$ 37	$ 2,041
Realized losses	(68)	(218)	(133)	(3,207)
Net realized gains (losses)	$ (68)	$1,746	$ (96)	$ (1,166)

Contractual maturities of fixed-maturity investment securities at June 30, 2010 were as follows:

June 30, 2010	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 5,340	$ 5,191
Due after 1 year through 5 years	128,533	121,198
Due after 5 years through 10 years	230,448	214,607
Due after 10 years	240,256	228,848
Mortgage-backed securities	177,744	189,432
Total	$782,321	$759,276

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 8.  Restricted Cash

Restricted cash at June 30, 2010 included funds related to our $3.0 billion secured term loan executed in April 2010, escrow deposits, and funds to be used for future debt payments relating to our securitization transactions (see Note 5). Restricted cash at December 31, 2009 included escrow deposits and funds to be used for future debt payments relating to our securitization transactions.

Note 9.  Related Party Transactions

AFFILIATE LENDING

On May 11, 2010, AGFC made a loan of $750.0 million to AIG under a demand note agreement between AGFC and AIG dated May 11, 2010. The cash used to fund the loan came from operations and AGFC’s secured term loan, which closed in April 2010. The interest rate for the unpaid principal balance is one-month London Interbank Offered Rate (LIBOR) plus 178 basis points. AIG may repay principal and interest at any time without penalty. At June 30, 2010, notes receivable from AIG totaled $750.0 million, which included interest receivable of $44,000.

On March 24, 2009, AGFC made a loan of $800.0 million to AIG under a demand note agreement between AGFC and AIG dated March 24, 2009. On August 11, 2009, AGFC made an additional loan of $750.0 million to AIG under the March 24, 2009 demand note agreement. The cash used to fund these loans came from asset sale and securitization proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009. At December 31, 2009, notes receivable from AIG totaled $1.6 billion, which included interest receivable of $0.9 million. On March 25, 2010, AIG repaid these demand promissory notes of $1.6 billion, which included interest payable to AGFC of $0.7 million. The interest rate for the unpaid principal balance was LIBOR plus 50 basis points. (AIG could repay principal and interest at any time without penalty.)

Each of these loans were made as short-term investment sources for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the credit facility with the FRBNY, subject to a subordination agreement in favor of the FRBNY. Interest revenue on these notes receivable from AIG for the three and six months ended June 30, 2010 totaled $2.3 million and $4.7 million, respectively. Interest revenue on these notes receivable from AIG for the three and six months ended June 30, 2009 totaled $1.5 million and $1.7 million, respectively.

Notes receivable from AGFI totaled $517.1 million at June 30, 2010, and $451.9 million at December 31, 2009, which included interest receivable of $1.8 million and $1.5 million, respectively. The interest rate for the unpaid principal balance is prime plus 100 basis points. Interest revenue on notes receivable from AGFI totaled $5.5 million and $7.1 million for the three and six months ended June 30, 2010, respectively. Interest revenue on these notes receivable from AGFI totaled $3.3 million and $6.7 million for the three and six months ended June 30, 2009, respectively.

COST SHARING AGREEMENTS

In addition, we are party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provide for the allocation of shared corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. We also reimburse AIG Bank for costs associated with the remediation program related to the Supervisory Agreement with the Office of Thrift Supervision (OTS) dated June 7, 2007 (the Supervisory Agreement). See Note 13 for further information on the tax sharing arrangements, Note 16 for further information on the Supervisory Agreement, and Note 20 for information on the Purchase Agreement.

DERIVATIVES

All of our derivative financial instruments are with AIG Financial Products Corp. (AIGFP), a non-subsidiary affiliate that receives credit support from AIG, its parent. See Note 11 for further information on these derivatives.

CONTRIBUTION OF SUBSIDIARIES TO AGFC

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

The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Payments from these real estate loans are not available to us until the repayment of the debt issued in connection with the securitization transactions has occurred. We recorded these transactions as “on-balance sheet” secured financings because the transfer of these real estate loans to the trusts did not qualify for sale accounting treatment. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. These retained interests are primarily comprised of $1.3 billion, or 48%, of the assets transferred in connection with the on-balance sheet securitizations. We expect that any credit losses in the pools of securitized assets would likely be limited to our retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default. See Note 5 for further discussion regarding these securitization transactions.

The total consolidated VIE assets and liabilities associated with our securitization transactions were as follows:

(dollars in thousands)	June 30, 2010	December 31, 2009

Assets
Finance receivables	$2,773,367	$1,889,193
Allowance for finance receivable losses	110,060	70,312
Restricted cash	29,276	20,388

Liabilities
Long-term debt	$1,294,355	$ 900,143

We had no off-balance sheet exposure associated with our variable interests in the consolidated VIEs. No additional support to these VIEs beyond what was previously contractually required has been provided by us. Consolidated interest expense related to these VIEs for the three and six months ended June 30, 2010 totaled $41.3 million and $80.4 million, respectively.

UNCONSOLIDATED VIE

We have established a VIE, primarily related to a debt issuance, of which we are not the primary beneficiary, and in which we do not have a variable interest. Therefore, we do not consolidate such entity. We calculate our maximum exposure to loss primarily to be the amount of debt issued to or equity invested in a VIE. Our on-balance sheet maximum exposure to loss associated with this unconsolidated VIE was $349.4 million at June 30, 2010 and $349.3 million at December 31, 2009. We had no off-balance sheet exposure to loss associated with this VIE at June 30, 2010 and December 31, 2009.

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At June 30, 2010, equity-indexed debt and related swaps were immaterial.

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

Fair value of derivative instruments presented on a gross basis (excludes the effect of master netting arrangements) by type and the effect of master netting arrangements were as follows:

	Notional	Hedging	Non-Designated Hedging
(dollars in thousands)	Amount	Instruments	Instruments
June 30, 2010 Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,245,250	$ 7,931	$ 34,905
Equity-indexed	6,886	-	1,839
Total excluding effect of master netting arrangements	1,252,136	7,931	36,744
Effect of master netting arrangements	N/A*	(7,931)	(34,905)
Total	N/A	$ -	$ 1,839
Derivatives – Other Liabilities: Interest rate	$1,475,250	$ 86,461	$ -
Equity-indexed	6,886	-	507
Total excluding effect of master netting arrangements	1,482,136	86,461	507
Effect of master netting arrangements	N/A	(42,836)	-
Total	N/A	$ 43,625	$ 507
December 31, 2009 Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 184,826	$105,791
Equity-indexed	6,886	-	1,645
Total excluding effect of master netting arrangements	1,877,386	184,826	107,436
Effect of master netting arrangements	N/A	(70,740)	(40,490)
Total	N/A	$ 114,086	$ 66,946
Derivatives – Other Liabilities: Interest rate	$1,000,000	$ 72,183	$ -
Cross currency and cross currency interest rate	622,300	39,047	-
Equity-indexed	6,886	-	483
Total excluding effect of master netting arrangements	1,629,186	111,230	483
Effect of master netting arrangements	N/A	(111,230)	-
Total	N/A	$ -	$ 483

* not applicable

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income (effective portion), reclassified from accumulated other comprehensive income into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

	Effective		Ineffective
(dollars in thousands)	AOCI(L)*	From AOCI(L) to Revenues	Revenues
Three Months Ended June 30, 2010 Interest rate	$13,133	$ 278	$ (749)
Cross currency and cross currency interest rate	6,982	(15,227)	(20,006)
Total	$20,115	$(14,949)	$(20,755)
Three Months Ended June 30, 2009 Interest rate	$ (2,088)	$ (2,184)	$ (878)
Cross currency and cross currency interest rate	(73,806)	(15,657)	10,085
Total	$(75,894)	$(17,841)	$ 9,207
Six Months Ended June 30, 2010 Interest rate	$ 20,539	$ 2,634	$ (1,575)
Cross currency and cross currency interest rate	41,230	57,081	(26,404)
Total	$ 61,769	$ 59,715	$(27,979)
Six Months Ended June 30, 2009 Interest rate	$ 27,415	$ 9,473	$ (1,798)
Cross currency and cross currency interest rate	(22,088)	(39,479)	(14,523)
Total	$ 5,327	$(30,006)	$(16,321)

* accumulated other comprehensive income (loss)

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized losses related to ineffectiveness of $20.8 million for the three months ended June 30, 2010 and losses of $28.0 million for the six months ended June 30, 2010 in other revenues. We recognized gains related to ineffectiveness of $9.2 million for the three months ended June 30, 2009 and losses of $16.3 million for the six months ended June 30, 2009 in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At June 30, 2010, we expect $104.9 million of the deferred net loss on cash flow hedges in accumulated other comprehensive income to be reclassified to earnings during the twelve months ending June 30, 2011. This will be partially offset by a $56.0 million foreign exchange gain reclassification to earnings during the twelve months ending June 30, 2011 due to a maturity of foreign currency denominated debt. For the six months ended June 30, 2010, there were no instances in which we reclassified amounts from accumulated other comprehensive income (loss) to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amount recognized in other revenues for the fair value hedge that no longer qualifies for hedge accounting, the related hedged item, the matured cash flow hedges, and the non-designated hedging instruments were as follows:

	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments
Three Months Ended June 30, 2010
Cross currency and cross currency interest rate	$ -	$ -	$(56,192)
Equity-indexed	-	-	78
Total	$ -	$ -	$(56,114)
Three Months Ended June 30, 2009
Cross currency and cross currency interest rate	$ -	$ -	$(11,583)
Equity-indexed	-	-	67
Total	$ -	$ -	$(11,516)
Six Months Ended June 30, 2010
Cross currency and cross currency interest rate	$ -	$ -	$(10,128)
Equity-indexed	-	-	160
Total	$ -	$ -	$ (9,968)
Six Months Ended June 30, 2009
Cross currency and cross currency interest rate	$(13,641)	$14,926	$(11,075)
Equity-indexed	-	-	121
Total	$(13,641)	$14,926	$(10,954)

During the three months ended June 30, 2010, we recognized a mark to market loss of $61.4 million on our non-designated cross currency derivative. During the six months ended June 30, 2010, we recognized a mark to market loss of $95.7 million on our non-designated cross currency derivative, partially offset by gains of $68.8 million on the release of other comprehensive income related to cash flow hedge maturities. We recognized no gains or losses during the three months ended June 30, 2009 and net gains of $1.3 million during the six months ended June 30, 2009 in other revenues related to the ineffective portion of our fair value hedging instruments. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

AGFC is exposed to credit risk if counterparties to swap agreements do not perform. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. AGFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. In compliance with the authoritative guidance for fair value measurements, our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties. We recorded a $3.8 million credit valuation adjustment gain in other revenues on our non-designated derivative and an $11.8 million credit valuation adjustment gain in accumulated other comprehensive income on our cash flow hedges for the three months ended June 30, 2010. We recorded a $12.9 million credit valuation adjustment gain in other revenues on our non-designated derivative and a $29.0 million credit valuation adjustment gain in accumulated other comprehensive income on our cash flow hedges for the six months ended June 30, 2010. We recorded a $38.4 million credit valuation adjustment loss in other revenues on our non-designated derivative and a $77.7 million credit valuation adjustment loss in accumulated other comprehensive loss on our cash flow hedges for the three months ended June 30, 2009. We recorded a $36.8 million credit valuation adjustment loss in other revenues on our non-designated derivative and a $46.8 million credit valuation adjustment loss in accumulated other comprehensive loss on our cash flow hedges for the six months ended June 30, 2009. If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. These derivatives are with AIGFP, a non-subsidiary affiliate that receives credit support from AIG, its parent.

See Note 17 for information on how we determine fair value on our derivative financial instruments.

Note 12.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Net unrealized gains on: Investment securities	$ 35,662	$ 5,251
Swap agreements	5,735	3,681
Foreign currency translation adjustments	(15,392)	(4,920)
Retirement plan liabilities adjustment	(2,166)	(2,166)
Accumulated other comprehensive income	$ 23,839	$ 1,846

As of June 30, 2010, we have recognized losses of $2.3 million, compared to $5.6 million at December 31, 2009, in accumulated other comprehensive income related to investment securities for which the credit-related portion of an other-than-temporary impairment has been recognized in earnings. In addition, accumulated other comprehensive income related to investment securities as of June 30, 2010 includes a valuation allowance of $18.9 million against the related deferred tax assets, compared to $10.6 million at December 31, 2009.

Note 13.  Income Taxes

Benefit from income taxes for the three and six months ended June 30, 2010 reflected AIG’s projection that it will have sufficient taxable income in 2010 to utilize our current year estimated tax losses. AGFC files its federal income tax return as a member of AIG’s consolidated tax return group. Current income tax expense or benefit is allocated pro rata to AGFC, and other members of the AIG group, to the extent that AGFC’s income or loss is included in or reduces AIG’s current taxable income before use of tax carryforwards at the consolidated level. Deferred tax expense is determined on a separate company basis.

The income tax benefit of $105.1 million principally relates to $107.1 million income tax receivable from AIG and an $87.5 million change in net deferred tax assets offset by an equal release of the valuation allowance. On August 10, 2010, AIG entered into the Purchase Agreement with the Acquiror, an affiliate of Fortress Investment Group LLC. In connection with entering into the Purchase Agreement, AIG and AGFI have agreed to amend their tax sharing agreement, which will terminate on the closing of FCFI Transaction, (i) to provide that, subject to the closing of the FCFI Transaction, the parties’ payment obligations under the tax sharing agreement shall be limited to the payments required to be made by AIG to AGFI with respect to the 2009 taxable year in accordance with the tax sharing agreement, and (ii) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to AGFI. If the closing of the FCFI Transaction occurs, we will not be reimbursed for our 2010 current tax benefit of $107.1 million. Accordingly AGFI will record a distribution to AIG during the period the purchase closes. See Note 20 for further discussion regarding the Purchase Agreement.

As of June 30, 2010, we had a deferred tax asset valuation allowance of $439.7 million, compared to $521.3 million at December 31, 2009, to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $5.6 million at June 30, 2010 and $9.1 million at December 31, 2009, which reflected the net deferred tax asset of our Puerto Rico subsidiary.

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

At June 30, 2010, other assets included $571.8 million of net current federal income tax receivable, compared to $461.2 million at December 31, 2009.

Note 14.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

Six Months Ended June 30,
(dollars in thousands)	2010	2009
Transfer of finance receivables held for sale to finance receivables held for investment	$655,565	$ -
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$ -	$1,305,577

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

The following table presents information about our segments as well as reconciliations to our condensed consolidated financial statement amounts.

	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Three Months Ended June 30, 2010 Revenues: External: Finance charges	$ 360,653	$ 91,984	$ -	$ (763)	$ -	$ 451,874
Insurance	100	-	31,148	113	-	31,361
Other	(3,037)	10,983	14,760	3,561	(3,037)	23,230
Intercompany	16,541	198	(12,391)	(4,348)	-	-
Pretax income (loss)	30,843	(17,069)	16,659	(39,135)	(1,087)	(9,789)
Three Months Ended June 30, 2009 Revenues: External: Finance charges	$ 438,756	$ 118,039	$ -	$ (2,978)	$ -	$ 553,817
Insurance	121	-	33,870	(11)	-	33,980
Other	(8,554)	(69,345)	14,241	(33,939)	1,207	(96,390)
Intercompany	17,390	577	(13,479)	(4,488)	-	-
Pretax (loss) income	(65,108)	(104,685)	12,034	(77,441)	3,501	(231,699)
Six Months Ended June 30, 2010 Revenues: External: Finance charges	$ 735,694	$ 186,829	$ -	$ (1,663)	$ -	$ 920,860
Insurance	206	-	62,582	93	-	62,881
Other	(1,532)	22,064	28,367	81,096	(8,246)	121,749
Intercompany	32,819	594	(24,915)	(8,498)	-	-
Pretax income (loss)	37,984	(105,680)	28,065	(7,904)	(877)	(48,412)
Six Months Ended June 30, 2009 Revenues: External: Finance charges	$ 896,641	$ 251,176	$ -	$ (6,634)	$ -	$1,141,183
Insurance	248	-	68,704	86	-	69,038
Other	(18,414)	(90,327)	29,338	(49,789)	(4,439)	(133,631)
Intercompany	34,950	1,358	(27,355)	(8,953)	-	-
Pretax (loss) income	(170,315)	(194,814)	25,337	(126,764)	(2,281)	(468,837)

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

•

interest expense related to re-allocations of debt among business segments; and.

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

AIG Bank, WFI, and AGFI also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of June 30, 2010, we have donated $10.4 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates (included in other revenues) as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of June 30, 2010, we have made reimbursements of $61.8 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. As of June 30, 2010, we have also reduced the reserve by $85.6 million as an addition to net service fees from affiliates (included in other revenues) resulting from our subsequent evaluations of our loss exposure. At June 30, 2010, this reserve totaled $12.2 million. As the estimate is based on judgments and assumptions made by management, the actual cost of the remediation program may differ from our estimate.

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

We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We outsource the investment of a portion of our liquid assets to AIG, which, as agent, invests our liquid assets together with other AIG subsidiaries and maintains these assets in common pools. Our interest in these jointly owned investments that are disclosed in the fair value table represents negotiable instruments. The carrying value of these negotiable instruments approximates fair value, as similar and identical instruments trade at price levels with a similar discount to par. The prices for trades of similar and identical instruments are observable and therefore are consistent with Level 2 in the fair value hierarchy.

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

Fair Value Measurements – Recurring Basis

On a recurring basis, we measure the fair value of investment securities, cash and cash equivalents, short-term investments, and derivative assets and liabilities. The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting (a)	At Fair Value
June 30, 2010 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,674	$ -	$ -	$ 9,674
Obligations of states, municipalities, and political subdivisions	-	228,372	-	-	228,372
Corporate debt	-	338,988	27,543	-	366,531
RMBS	-	140,038	573	-	140,611
CMBS	-	2,625	11,887	-	14,512
CDO/ABS	-	9,948	12,673	-	22,621
Total	-	729,645	52,676	-	782,321
Preferred stocks	-	4,397	-	-	4,397
Other long-term investments (b)	-	-	7,087	-	7,087
Common stocks (c)	2,169	-	6	-	2,175
Total	2,169	734,042	59,769	-	795,980
Cash and cash equivalents in AIG pools	-	7,336	-	-	7,336
Short-term investments	-	64	-	-	64
Derivatives: Cross currency and cross currency interest rate	-	42,836	-	(42,836)	-
Equity-indexed	-	-	1,839	-	1,839
Total	-	42,836	1,839	(42,836)	1,839
Total	$2,169	$784,278	$61,608	$ (42,836)	$805,219
Liabilities
Derivatives: Cross currency and cross currency interest rate	$ -	$ 86,461	$ -	$ (42,836)	$ 43,625
Equity-indexed	-	507	-	-	507
Total	$ -	$ 86,968	$ -	$ (42,836)	$ 44,132
December 31, 2009 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,184	$ -	$ -	$ 9,184
Obligations of states, municipalities, and political subdivisions	-	234,252	-	-	234,252
Corporate debt	-	308,236	49,978	-	358,214
RMBS	-	79,242	449	-	79,691
CMBS	-	5,357	7,841	-	13,198
CDO/ABS	-	11,300	11,381	-	22,681
Total	-	647,571	69,649	-	717,220
Preferred stocks	-	3,644	-	-	3,644
Other long-term investments (b)	-	-	7,758	-	7,758
Common stocks	3,013	-	261	-	3,274
Total	3,013	651,215	77,668	-	731,896
Cash and cash equivalents in AIG pools	-	36,123	-	-	36,123
Derivatives	-	290,617	1,645	(111,230)	181,032
Total	$3,013	$977,955	$79,313	$(111,230)	$949,051
Liabilities
Derivatives	$ -	$111,713	$ -	$(111,230)	$ 483

(a)

Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with the authoritative guidance for certain contracts.

(b)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.3 million at June 30, 2010 and $1.4 million at December 31, 2009.

(c)

Common stocks excluded stocks not carried at fair value of $0.6 million at June 30, 2010.

We had no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2010.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2010 and 2009:

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Other (a)	Balance at end of period
Three Months Ended June 30, 2010 Investment securities: Bonds: Corporate debt	$36,938	$ -	$ 1,022	$ (92)	$(10,325)	$ -	$27,543
RMBS	547	1	25	-	-	-	573
CMBS	12,119	(1,676)	1,694	(250)	-	-	11,887
CDO/ABS	11,240	(1)	(170)	(337)	1,941	-	12,673
Total	60,844	(1,676)	2,571	(679)	(8,384)	-	52,676
Other long-term investments (b)	7,119	672	129	(833)	-	-	7,087
Common stocks	261	-	-	301	(556)	-	6
Total investment securities	68,224	(1,004)	2,700	(1,211)	(8,940)	-	59,769
Derivatives	1,860	(26)	-	5	-	-	1,839
Total assets	$70,084	$(1,030)	$ 2,700	$(1,206)	$ (8,940)	$ -	$61,608
Three Months Ended June 30, 2009 Investment securities: Bonds: Corporate debt	$60,424	$ 1	$ 9,747	$ (33)	$(1,624)	$ -	$68,515
RMBS	399	5	(762)	-	-	684	326
CMBS	9,451	29	(5,538)	(91)	-	5,727	9,578
CDO/ABS	16,237	117	(15,180)	(936)	-	13,571	13,809
Total	86,511	152	(11,733)	(1,060)	(1,624)	19,982	92,228
Other long-term investments (b)	6,443	223	61	(223)	-	-	6,504
Common stocks	7	-	-	-	-	-	7
Total investment securities	92,961	375	(11,672)	(1,283)	(1,624)	19,982	98,739
Derivatives	324	484	-	23	-	-	831
Total assets	$93,285	$859	$(11,672)	$(1,260)	$(1,624)	$19,982	$99,570

(a)

We adopted a new accounting standard relating to the recognition and presentation of other-than-temporary impairments on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of level 3 investment securities by $20.0 million.

(b)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.3 million at June 30, 2010 and June 30, 2009.

During the three months ended June 30, 2010, we transferred into Level 3 approximately $1.9 million of assets, consisting of certain CDO/ABS. Transfers into Level 3 for investments in CDO/ABS are primarily due to a decrease in market transparency and downward credit migration of these securities.

During the three months ended June 30, 2009, we transferred into Level 3 approximately $18.5 million of assets, consisting of certain private placement corporate debt. Transfers into Level 3 for private placement corporate debt are primarily the result of our over-riding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that we believe were not captured in the matrix.

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the three months ended June 30, 2010, we transferred approximately $10.9 million of assets out of Level 3, consisting of certain private placement corporate debt and common stock. Transfers out of Level 3 for private placement corporate debt and common stock are primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. During the three months ended June 30, 2009, we transferred approximately $20.1 million of assets out of Level 3, consisting of certain private placement corporate debt.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2010 and 2009:

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Other (a)	Balance at end of period
Six Months Ended June 30, 2010 Investment securities: Bonds: Corporate debt	$49,978	$ -	$ 1,927	$(3,571)	$(20,791)	$ -	$27,543
RMBS	449	2	122	-	-	-	573
CMBS	7,841	(4,745)	4,985	(331)	4,137	-	11,887
CDO/ABS	11,381	(3)	532	(1,178)	1,941	-	12,673
Total	69,649	(4,746)	7,566	(5,080)	(14,713)	-	52,676
Other long-term investments (b)	7,758	(139)	533	(1,065)	-	-	7,087
Common stocks	261	(2)	2	301	(556)	-	6
Total investment securities	77,668	(4,887)	8,101	(5,844)	(15,269)	-	59,769
Derivatives	1,645	184	-	10	-	-	1,839
Total assets	$79,313	$(4,703)	$ 8,101	$(5,834)	$(15,269)	$ -	$61,608
Six Months Ended June 30, 2009 Investment securities: Bonds: Corporate debt	$47,323	$ 49	$ 6,781	$ (114)	$14,476	$ -	$68,515
RMBS	394	(13)	(739)	-	-	684	326
CMBS	9,633	52	(5,534)	(300)	-	5,727	9,578
CDO/ABS	5,672	(1,556)	(15,206)	(1,235)	12,563	13,571	13,809
Total	63,022	(1,468)	(14,698)	(1,649)	27,039	19,982	92,228
Other long-term investments (b)	9,579	217	(3,075)	(217)	-	-	6,504
Common stocks	7	-	-	-	-	-	7
Total investment securities	72,608	(1,251)	(17,773)	(1,866)	27,039	19,982	98,739
Derivatives	1,341	(572)	-	62	-	-	831
Total assets	$73,949	$(1,823)	$(17,773)	$(1,804)	$27,039	$19,982	$99,570

(a)

We adopted a new accounting standard relating to the recognition and presentation of other-than-temporary impairments on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of level 3 investment securities by $20.0 million.

(b)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.3 million at June 30, 2010 and June 30, 2009.

During the six months ended June 30, 2010, we transferred into Level 3 approximately $6.1 million of assets, consisting of certain CMBS and CDO/ABS. Transfers into Level 3 for investments in CMBS and CDO/ABS are primarily due to a decrease in market transparency and downward credit migration of these securities.

During the six months ended June 30, 2009, we transferred into Level 3 approximately $48.2 million of assets, consisting of certain private placement corporate debt and CDO/ABS. Transfers into Level 3 for private placement corporate debt are primarily the result of our over-riding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that we believe were not captured in the matrix. Transfers into Level 3 for investments in CDO/ABS are primarily due to a decrease in market transparency and downward credit migration of these securities.

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the six months ended June 30, 2010, we transferred approximately $21.3 million of assets out of Level 3, consisting of certain private placement corporate debt and common stock. Transfers out of Level 3 for private placement corporate debt and common stock are primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. During the six months ended June 30, 2009, we transferred approximately $21.2 million of assets out of Level 3, consisting of certain private placement corporate debt.

There were no unrealized gains or losses recognized in earnings on instruments held at June 30, 2010 or 2009.

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

Impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Real estate owned	$9,873	$ 7,112	$17,605	$19,474
Finance receivables held for sale	-	68,698	-	78,627
Total	$9,873	$75,810	$17,605	$98,101

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2010 Real estate owned	$ -	$ -	$166,869	$166,869
December 31, 2009 Real estate owned	$ -	$ -	$162,980	$162,980
Finance receivables held for sale	-	-	687,969	687,969
Total	$ -	$ -	$850,949	$850,949

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value for the three and six months ended June 30, 2010 and 2009 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for certain mortgage banking activities, we wrote down certain finance receivables held for sale reported in our centralized real estate business segment to their fair value for the three and six months ended June 30, 2009 and recorded the writedowns in other revenues. We did not record any impairment charges on our finance receivables held for sale during the six months ended June 30, 2010.

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

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$16,268,917	$14,935,567	$16,699,075	$15,583,182
Cash and cash equivalents (excluding cash and cash equivalents in AIG pools and short-term investments)	572,841	572,841	1,256,498	1,256,498
Liabilities Long-term debt	17,141,120	15,475,579	17,475,107	14,674,482
Short-term debt	-	-	2,050,000	2,016,243
Off-balance sheet financial instruments Unused customer credit limits	-	-	-	-

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

Note 18.  Legal Settlements

In March 2010, WFI and AIG Bank settled a civil lawsuit brought by the United States Department of Justice (DOJ) for alleged violations of the Fair Housing Act and the Equal Credit Opportunity Act. The DOJ alleged that WFI and AIG Bank allowed independent wholesale mortgage loan brokers to charge certain minority borrowers higher broker fees than were charged to certain other borrowers between 2003 and 2006. WFI and AIG Bank denied any legal violation, and maintained that at all times they conducted their lending and other activities in compliance with fair-lending and other laws. As part of the settlement, WFI and AIG Bank agreed to provide $6.1 million for borrower remediation. In March 2010, we paid $6.1 million into an escrow account pursuant to the terms of the settlement agreement with the DOJ. Upon completion of the remediation, all remaining funds will be distributed for consumer education purposes. In the event that the remaining funds do not total at least $1 million, AIG Bank and WFI have agreed to replenish the fund up to $1 million for distribution for educational purposes. In addition, AIG Bank and WFI will incur certain costs associated with administering the settlement.

In June 2010, MorEquity settled certain claims relating to the sale of mortgage loans by MorEquity. The opposing parties alleged that they had a binding contract to purchase such loans in 2008, while MorEquity claimed that no such contract existed. MorEquity paid $12.5 million to resolve the dispute.

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

Note 20.  Subsequent Events

On August 10, 2010, AIG entered into the Purchase Agreement with the Acquiror, an affiliate of Fortress Investment Group LLC. Under the Purchase Agreement, among other things, the Acquiror will indirectly acquire 80% of AGFI, and AIG will retain a 20% interest in the AGFI business. The parties expect that the FCFI Transaction will close by the end of the first quarter of 2011.

Each of AIG and the Acquiror has made certain customary representations, warranties and covenants in the Purchase Agreement. The closing of the FCFI Transaction is subject to customary closing conditions, including receipt of necessary regulatory approvals. In connection with entering into the Purchase Agreement, AIG and AGFI have agreed to amend their tax sharing agreement, which will terminate on the closing of the FCFI Transaction, (i) to provide that, subject to the closing of the FCFI Transaction, the parties’ payment obligations under the tax sharing agreement shall be limited to the payments required to be made by AIG to AGFI with respect to the 2009 taxable year in accordance with the tax sharing agreement, and (ii) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to AGFI. The potential effect of the proposed FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

•

our ability to access the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

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

•

changes in laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) discussed in “Regulation”, that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•

the effects of our participation in the HAMP;

•

the costs and effects of any litigation or governmental inquiries or investigations involving us, including those that are determined adversely to us;

•

changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•

the effects of the potential FCFI Transaction, whether or not consummated, and our ability to mitigate any adverse effects that may otherwise occur as a result of AIG’s exploration of divestiture opportunities for certain of its businesses and assets;

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

RECENT DEVELOPMENTS

On August 10, 2010, AIG entered into the Purchase Agreement with the Acquiror, an affiliate of Fortress Investment Group LLC. Under the Purchase Agreement, among other things, the Acquiror will indirectly acquire 80% of AGFI, and AIG will retain a 20% interest in the AGFI business. The parties expect that the proposed FCFI Transaction will close by the end of the first quarter of 2011, subject to regulatory approvals and customary closing conditions. The potential effect of the proposed FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

GOING CONCERN CONSIDERATION

Liquidity of the Company

Since the events of September 2008 and through the filing of this report, our access to capital markets has been limited and obtained primarily through funding structures different than our more traditional borrowing transactions prior to 2008. This alternative funding approach was due to a combination of the challenges facing AIG, our operating results, downgrades of our debt credit ratings, and market concerns as to our available sources of funding following the turmoil in the capital markets beginning in 2008. While overall credit markets and our near-term liquidity position each have improved compared to late 2008 and much of 2009, we cannot determine when, or to what extent, access to our more traditional borrowing sources will become available to us again.

Progress on Management’s Plan for Stabilization of the Company and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management has developed initiatives to support our liquidity and raise capital to meet our financial and operating obligations. These initiatives include additional borrowings, on-balance sheet securitizations, portfolio sales, expense reductions, and branch closures, while continuing to limit our new lending. The exact nature and magnitude of any additional measures will be driven by our available resources and needs, prevailing market conditions, and the results of our operations.

During the first half of 2010, we made substantial progress in assessing our liquidity needs and continued to demonstrate our ability to manage liquidity and generate additional funding. In March 2010, we securitized $1.0 billion of real estate loans and sold $501.3 million in senior certificates (while retaining subordinated notes for possible future sale) and separately received AIG’s repayment of its $1.6 billion in demand promissory notes to us. In April 2010, we executed and fully drew down on a $3.0 billion five-year secured term loan. AGFC and AGFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by AGFC and $400.0 million repaid by AGFI) and the AGFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. With these repayments, there are no remaining AGFC or AGFI debt agreements that require AGFC to maintain a minimum specified dollar amount of AGFC consolidated net worth, or require AIG to maintain majority ownership of AGFC or AGFI. Based upon our estimates and taking into account the risks and uncertainties of operating plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

As disclosed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, based on our level of increased liquidity and expected future sources of funding, including future cash flows from operations, AIG expects that we will be able to meet our existing obligations as they become due for at least the next twelve months solely from our own future cash flows. Therefore, while AIG has acknowledged its intent to support us through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary.

On August 10, 2010, AIG entered into the Purchase Agreement with the Acquiror, an affiliate of Fortress Investment Group LLC. Under the Purchase Agreement, among other things, the Acquiror will indirectly acquire 80% of AGFI, and AIG will retain a 20% interest in the AGFI business. The parties expect that the proposed FCFI Transaction will close by the end of the first quarter of 2011, subject to regulatory approvals and customary closing conditions. The potential effect of the proposed FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

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

•

the potential for declining financial flexibility and reduced income should we use more of our higher performing assets for on-balance sheet securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms, as needed, additional borrowings, on-balance sheet securitizations, portfolio sales, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

•

our significant reliance upon debt to fund our operations;

•

our access to unsecured debt markets and other sources of funding, and the potential increased cost of funding sources as compared to historic borrowing rates;

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

•

the potential loss of key personnel;

•

the ability and intent of AIG to provide funding to us through February 28, 2011, including as a result of the proposed FCFI Transaction; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

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

In addition, the potential effect of the proposed FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital has varied primarily with the amount of net finance receivables. We have historically based our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding.

June 30,	2010		2009
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$17,141.1	87%	$18,876.1	81%
Short-term debt	-	-	2,064.7	9
Total debt	17,141.1	87	20,940.8	90
Equity	2,465.7	13	2,305.6	10
Total capital	$19,606.8	100%	$23,246.4	100%
Net finance receivables	$17,701.5		$20,712.8

We have historically issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years. Until September 2008, AGFC obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. We issued such commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At June 30, 2010, we had no issuances of commercial paper outstanding.

Historically, we targeted our leverage to be a ratio of 7.5x of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of our junior subordinated debentures (hybrid debt) and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive income or loss. Our method of measuring target leverage reflects AGFC’s issuance of $350.0 million aggregate principal amount of 60-year junior subordinated debentures following our acquisition of Ocean in January 2007. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGFC in a Rule 144A/Regulation S offering. AGFC can redeem the debentures at par beginning in January 2017. Based upon the “equity-like” terms of these junior subordinated debentures, our leverage calculation treats the hybrid debt as 75% equity and 25% debt.

Due to the Company’s and AIG’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity and maintaining compliance with our existing debt agreements, and not on achieving our target leverage. This focus will likely continue as long as the availability of cost-effective funding sources limits our funding activities, and thereby could result in AGFC’s actual leverage being different than our historical target leverage. Our adjusted tangible leverage at June 30, 2010 was 6.24x compared to 7.84x at June 30, 2009, and 7.31x at December 31, 2009. In calculating June 30, 2010 leverage, management deducted $331.5 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 6.12x (including the $750.0 million loaned to AIG under a demand note as a cash equivalent debt reduction would lower this June 30, 2010 leverage measurement to 5.84x). In calculating December 31, 2009 leverage, management deducted $1.1 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 6.88x (including the $1.6 billion loaned to AIG under a demand note as a cash equivalent debt reduction would lower this December 31, 2009 leverage measurement to 6.30x).

The Company’s one-year term loan (previously, a 364-day facility), which was repaid on March 25, 2010, included a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agreed to cause AGFC to maintain: (a) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). As a result of AGFC’s and AGFI’s repayment of their one-year term loans, the support agreement was terminated in accordance with its terms.

Additionally, AGFC’s multi-year credit facility had a minimum consolidated net worth requirement of $1.8 billion. With the April 26, 2010 repayment of the $2.125 billion multi-year facility, AGFC no longer has a minimum consolidated net worth requirement under its senior debt obligations.

On April 21, 2010, AGFS Funding Company entered into and fully drew down a $3.0 billion, five-year term loan pursuant to the Credit Agreement among AGFS Funding Company, AGFC, and most of the consumer finance operating subsidiaries of AGFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. Any portion of the term loan that is repaid (whether at, or prior to, maturity) will permanently reduce the principal amount outstanding, and may not be reborrowed.

The term loan is guaranteed by AGFC and by the Subsidiary Guarantors. In addition, other AGFC operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The term loan is secured by a first priority pledge of the stock of AGFS Funding Company that was limited at the transaction date, in accordance with existing AGFC debt agreements, to approximately 10% of AGFC’s consolidated net worth.

AGFS Funding Company used the proceeds from the term loan to make intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible loan receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to pay down their intercompany loans from AGFC. AGFC used the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations.

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

Based upon AGFC’s financial results for the twelve months ended March 31, 2010, a mandatory trigger event occurred under AGFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in July 2010. The mandatory trigger event requires AGFC to defer interest payments to the junior subordinated debt holders unless AGFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date. During July 2010, AIG caused AGFC to receive the non-debt capital funding necessary to satisfy the July 2010 interest payments required by AGFC’s hybrid debt.

Reconciliations of total debt to adjusted debt were as follows:

	June 30,	June 30,	December 31,
(dollars in millions)	2010	2009	2009
Total debt	$17,141.1	$20,940.8	$19,525.1
75% of hybrid debt	(262.0)	(262.0)	(262.0)
Adjusted debt	$16,879.1	$20,678.8	$19,263.1

Reconciliations of equity to adjusted tangible equity were as follows:

	June 30,	June 30,	December 31,
(dollars in millions)	2010	2009	2009
Equity	$2,465.7	$2,305.6	$2,375.6
75% of hybrid debt	262.0	262.0	262.0
Accumulated other comprehensive (income) loss	(23.8)	71.1	(1.8)
Adjusted tangible equity	$2,703.9	$2,638.7	$2,635.8

Liquidity Facilities

We historically maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008, including our 364-day facility ($2.050 billion drawn by AGFC and $400.0 million drawn by AGFI) and the AGFC $2.125 billion multi-year facility. At June 30, 2009, AGFC’s outstanding borrowings under the committed credit facilities totaled $4.2 billion.

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

AGFC and certain of its subsidiaries also had an uncommitted credit facility of $75.0 million at June 30, 2010 and 2009. A portion of the uncommitted facility was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility. There were no amounts outstanding under the uncommitted credit facility at June 30, 2010 or 2009.

AGFC does not guarantee any borrowings of AGFI.

Liquidity

Our sources of funds have included cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. AGFC has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage and compliance with debt agreements. Subject to insurance regulations, we also have received dividends from our insurance subsidiaries.

While overall credit markets and our near-term liquidity position each have improved, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, cash on hand, and, as needed and available, additional borrowings, on-balance sheet securitizations, or portfolio sales. We will also continue to limit our lending activities based on available funding and will focus on expense reductions.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, and a prolonged inability to access capital market funding. We intend to support our liquidity position by operating the Company utilizing the following strategies:

•

limiting originations and purchases of finance receivables and having restrictive underwriting standards and pricing for such loans; and

•

as needed, pursuing additional borrowings, on-balance sheet securitizations, or portfolio sales.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Principal sources and uses of cash were as follows:

Six Months Ended June 30,
(dollars in millions)	2010	2009
Principal sources of cash: Net collections/originations and purchases of finance receivables	$1,106.4	$1,381.6
Net repayment/establishment of note receivable from affiliate	800.9	-
Operations	122.0	296.0
Sales and principal collections of finance receivables held for sale originated as held for investment	37.8	1,402.5
Capital contributions	11.4	601.1
Total	$2,078.5	$3,681.2
Principal uses of cash: Net repayment/issuances of debt	$2,519.4	$2,322.5
Establishment of note receivable from affiliate	-	800.5
Total	$2,519.4	$3,123.0

Since year-end 2009, we have continued to manage our liquidity with cash from operations, proceeds of $501.2 million from a real estate loan securitization transaction in March 2010, and the execution and full draw down of a $3.0 billion five-year secured term loan in April 2010. During the first three months of 2010, we also received repayment of AIG’s $1.6 billion demand promissory notes. AGFC and AGFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by AGFC and $400.0 million repaid by AGFI) and the AGFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. On May 11, 2010, AGFC made a loan of $750.0 million to AIG that is payable on demand at any time, provided that notice of demand is delivered to AIG at least one business day prior to the date payment is demanded under the demand note agreement. The cash used to fund the AIG loan came from operations and AGFC’s secured term loan.

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

•

the potential for declining financial flexibility and reduced income should we use more of our higher performing assets for on-balance sheet securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms, as needed, additional borrowings, on-balance sheet securitizations, portfolio sales, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

•

our significant reliance upon debt to fund our operations;

•

our access to unsecured debt markets and other sources of funding, and the potential increased cost of funding sources as compared to historic borrowing rates;

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

•

the potential loss of key personnel;

•

the ability and intent of AIG to provide funding to us through February 28, 2011, including as a result of the proposed FCFI Transaction; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to loss associated with unconsolidated VIEs at June 30, 2010 and December 31, 2009.

REGULATION

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law, and the regulations to be promulgated under it, is likely to have an effect on our operations in terms of increased oversight of financial services products by the newly-created Bureau of Consumer Financial Protection (the Bureau), and restrictions on terms for certain loans. The Bureau will have significant authority to implement and enforce Federal consumer financial laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair and deceptive acts and practices. In addition, the Bureau will have broad supervisory, examination and enforcement authority over certain consumer products, such as mortgage lending. The Dodd-Frank Act also restricts certain terms for mortgage loans, such as loan fees, prepayment fees and other charges, and imposes certain duties on a lender to ensure that a borrower can afford to repay the loan. Going forward, securitizations of loan portfolios may be subject to certain restrictions and additional requirements under the Dodd-Frank Act, including a requirement that the originator retain at least 5% of the credit risk of the securities sold. The law and accompanying regulations will be phased in over a one to three year period.

It is not possible to estimate the precise effect of the Dodd-Frank Act on our operations at this time because the law requires extensive rule-making, which will take up to three years to complete and implement.

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

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Net finance receivables: Branch real estate loans			$ 7,733.4	$ 8,575.3
Centralized real estate			6,513.1	7,179.5
Branch non-real estate loans			2,887.9	3,504.8
Branch retail sales finance			734.1	1,678.3
Total segment net finance receivables			17,868.5	20,937.9
All other			(167.0)	(225.1)
Net finance receivables			$17,701.5	$20,712.8
Yield: Branch real estate loans	9.07%	9.34%	9.08%	9.45%
Centralized real estate	5.80	5.93	5.90	6.03
Branch non-real estate loans	21.57	20.32	21.47	20.27
Branch retail sales finance	14.70	11.89	14.89	11.48
Total segment yield	10.21	10.11	10.30	10.12
All other effect on yield	0.09	0.06	0.08	0.06
Total yield	10.30	10.17	10.38	10.18
Charge-off ratio: Branch real estate loans	3.20%	3.18%	3.26%	2.95%
Centralized real estate	1.80	2.00	2.18	1.67
Branch non-real estate loans	6.16	8.31	6.66	8.16
Branch retail sales finance	9.30	5.21	9.15	4.86
Total segment charge-off ratio	3.48	3.75	3.75	3.48
All other effect on charge-off ratio	0.04	0.04	0.04	0.05
Total charge-off ratio	3.52	3.79	3.79	3.53
Delinquency ratio: Branch real estate loans			6.10%	5.98%
Centralized real estate			7.97	6.39
Branch non-real estate loans			4.09	4.87
Branch retail sales finance			5.79	3.54
Total segment delinquency ratio			6.41	5.71
All other effect on delinquency ratio			0.07	0.07
Total delinquency ratio			6.48	5.78

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Balance at beginning of period: Branch real estate loans	$ 573.9	$ 436.6	$ 624.3	$ 394.1
Centralized real estate	599.0	421.5	536.4	369.8
Branch non-real estate loans	294.4	357.2	288.5	297.3
Branch retail sales finance	61.4	63.1	63.6	65.0
Total segment	1,528.7	1,278.4	1,512.8	1,126.2
All other	3.8	-	3.5	-
Total	$1,532.5	$1,278.4	$1,516.3	$1,126.2
Provision for finance receivable losses: Branch real estate loans	$ 27.9	$ 72.3	$ 33.6	$ 176.3
Centralized real estate	23.9	68.3	127.6	156.4
Branch non-real estate loans	(2.1)	98.5	55.4	235.5
Branch retail sales finance	4.9	17.3	22.4	38.9
Total segment	54.6	256.4	239.0	607.1
All other	0.4	0.1	0.6	0.3
Total	$ 55.0	$ 256.5	$ 239.6	$ 607.4
Charge-offs: Branch real estate loans	$ (64.4)	$ (71.4)	$ (131.9)	$ (134.5)
Centralized real estate	(29.2)	(41.5)	(71.1)	(72.1)
Branch non-real estate loans	(54.9)	(83.7)	(119.6)	(168.9)
Branch retail sales finance	(22.8)	(26.5)	(49.5)	(52.6)
Total segment	(171.3)	(223.1)	(372.1)	(428.1)
All other	(0.3)	(0.2)	(0.2)	(0.3)
Total	$ (171.6)	$ (223.3)	$ (372.3)	$ (428.4)
Recoveries: Branch real estate loans	$ 2.8	$ 1.8	$ 5.3	$ 3.4
Centralized real estate	0.7	0.6	1.5	0.7
Branch non-real estate loans	9.8	8.3	19.4	16.4
Branch retail sales finance	3.4	2.8	6.6	5.4
Total segment	16.7	13.5	32.8	25.9
All other	-	0.1	-	-
Total	$ 16.7	$ 13.6	$ 32.8	$ 25.9
Affiliates contributed by AGFI to AGFC: Branch real estate loans	$ -	$ -	$ 8.9	$ -
Branch non-real estate loans	-	-	3.5	-
Branch retail sales finance	-	-	3.8	-
Total segment	$ -	$ -	$ 16.2	$ -
Transfers to finance receivables held for sale:
Centralized real estate	$ -	$ (9.5)	$ -	$ (15.4)
Balance at end of period: Branch real estate loans	$ 540.2	$ 439.3	$ 540.2	$ 439.3
Centralized real estate	594.4	439.4	594.4	439.4
Branch non-real estate loans	247.2	380.3	247.2	380.3
Branch retail sales finance	46.9	56.7	46.9	56.7
Total segment	1,428.7	1,315.7	1,428.7	1,315.7
All other	3.9	-	3.9	-
Total	$1,432.6	$1,315.7	$1,432.6	$1,315.7

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

June 30,
(dollars in millions)	2010	2009
Net finance receivables: Branch real estate loans:
Prime	$1,296.7	$1,489.7
Non-prime	1,423.3	1,600.9
Sub-prime	5,008.9	5,467.7
Other/FICO unavailable	4.5	17.0
Total	$7,733.4	$8,575.3
Centralized real estate loans:
Prime	$4,826.9	$5,406.7
Non-prime	1,224.2	1,283.3
Sub-prime	462.7	486.3
Other/FICO unavailable	(0.7)	3.2
Total	$6,513.1	$7,179.5
Branch non-real estate loans:
Prime	$ 555.9	$ 614.5
Non-prime	642.9	786.1
Sub-prime	1,688.1	2,086.5
Other/FICO unavailable	1.0	17.7
Total	$2,887.9	$3,504.8
Branch retail sales finance:
Prime	$ 346.6	$1,094.7
Non-prime	108.7	240.9
Sub-prime	275.3	328.4
Other/FICO unavailable	3.5	14.3
Total	$ 734.1	$1,678.3

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

June 30,	2010	2009
Delinquency ratio: Branch real estate loans:
Prime	3.59%	3.15%
Non-prime	5.57	5.49
Sub-prime	6.90	6.90
Other/FICO unavailable	2.59	5.32
Total	6.10	5.98
Centralized real estate loans:
Prime	6.46%	5.00%
Non-prime	11.87	10.70
Sub-prime	13.30	10.38
Other/FICO unavailable	-	2.96
Total	7.97	6.39
Branch non-real estate loans:
Prime	2.20%	2.81%
Non-prime	3.45	4.28
Sub-prime	4.94	5.71
Other/FICO unavailable	26.67	2.79
Total	4.09	4.87
Branch retail sales finance:
Prime	3.95%	1.95%
Non-prime	7.35	6.49
Sub-prime	7.59	7.07
Other/FICO unavailable	13.64	2.07
Total	5.79	3.54

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

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO
June 30, 2010 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$5,008.9	6.90%	74.8%	557
Second mortgages	$1,021.3	8.08%	N/A (b)	602
LTV greater than 95.5% at origination	$ 308.4	6.32%	97.8%	611
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$1,065.1	10.02%	88.4%	709
Sub-prime	$ 462.7	13.30%	77.4%	587
Second mortgages	$ 39.3	2.98%	N/A	703
LTV greater than 95.5% at origination	$2,179.5	7.00%	99.4%	709
Low documentation	$ 369.0	13.88%	76.5%	665
June 30, 2009 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$5,467.7	6.90%	74.9%	557
Second mortgages	$1,238.4	7.50%	N/A	602
LTV greater than 95.5% at origination	$ 354.0	6.32%	97.8%	612
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$1,265.4	8.88%	88.4%	709
Sub-prime	$ 486.3	10.38%	76.6%	587
Second mortgages	$ 49.0	5.14%	N/A	700
LTV greater than 95.5% at origination	$2,561.7	5.37%	99.4%	710
Low documentation	$ 401.0	11.83%	76.2%	666

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

(b)

Not available.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Branch Higher-risk real estate loans charge-off ratios: Interest only (a)
Sub-prime	3.74%	3.62%	3.63%	3.43%
Second mortgages	9.30%	10.14%	9.68%	9.66%
LTV greater than 95.5% at origination	3.27%	4.75%	4.05%	4.70%
Low documentation (a)
Centralized Real Estate Higher-risk real estate loans charge-off ratios: Interest only	3.34%	4.24%	3.39%	3.45%
Sub-prime	2.02%	2.33%	2.77%	1.87%
Second mortgages	(0.35)%	1.75%	2.39%	2.09%
LTV greater than 95.5% at origination	2.04%	2.43%	2.39%	2.09%
Low documentation	1.87%	3.36%	2.14%	3.40%

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the current estimated LTV ratio exceeds 100% at June 30, 2010 was $2.7 billion, or 19%, of total real estate loans, compared to $2.4 billion, or 17%, at December 31, 2009.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Net income (loss)	$ 44.2	$(227.2)	$ 56.7	$(467.8)
Amount change	$271.4	$(195.4)	$524.5	$(405.2)
Percent change	119%	(615)%	112%	(648)%
Return on average assets	0.86%	(3.68)%	0.53%	(3.74)%
Return on average equity	7.45%	(37.11)%	4.77%	(39.94)%
Ratio of earnings to fixed charges (a)	N/A	N/A	N/A	N/A

(a)

Not applicable. Earnings were inadequate to cover total fixed charges by $9.8 million for the three months ended June 30, 2010 and $48.4 million for the six months ended June 30, 2010. Earnings were inadequate to cover total fixed charges by $231.7 million for the three months ended June 30, 2009 and $468.8 million for the six months ended June 30, 2009.

During 2009, the U.S. residential real estate and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. Many of these 2009 trends carried over into the first half of 2010. These market disruptions negatively impacted our results for the three and six months ended June 30, 2010 and 2009.

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

Net income for the three and six months ended June 30, 2010 compared to the net loss for the three and six months ended June 30, 2009 reflected lower provision for finance receivable losses, higher other revenues resulting from foreign exchange gains on foreign currency denominated debt, higher benefit from income taxes, and higher finance receivables held for sale originated as held for investment revenues, partially offset by lower finance charges primarily resulting from the 2009 sales of real estate loan portfolios as part of our liquidity management efforts. See Provision for Finance Receivable Losses, Other Revenues, Benefit from Income Taxes, Finance Receivables Held for Sale Originated as Held for Investment Revenues, and Finance Charges for further information.

Benefit from income taxes for the three and six months ended June 30, 2010 reflected AIG’s projection that it will have sufficient taxable income in 2010 to utilize our current year estimated tax losses. As a result, we had classified $107.1 million, the tax effect of our 2010 losses, as a current tax receivable. See Benefit from Income Taxes for further information.

See Note 15 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Real estate loans	$ 264.1	$ 317.7	$ 533.4	$ 657.3
Non-real estate loans	158.1	183.0	320.3	375.0
Retail sales finance	29.7	53.1	67.2	108.9
Total	$ 451.9	$ 553.8	$ 920.9	$ 1,141.2
Amount change	$ (101.9)	$ (103.6)	$ (220.3)	$ (163.9)
Percent change	(18)%	(16)%	(19)%	(13)%
Average net receivables	$17,593.9	$21,837.0	$17,863.1	$22,571.7
Yield	10.30%	10.17%	10.38%	10.18%

Finance charges decreased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Decrease in average net receivables	$(108.2)	$(101.5)	$(238.4)	$(140.4)
Change in yield	6.3	(2.1)	18.1	(18.0)
Change in number of days	-	-	-	(5.5)
Total	$(101.9)	$(103.6)	$(220.3)	$(163.9)

Average net receivables and changes in average net receivables by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$13,861.1	$(2,573.2)	$16,434.3	$(3,094.0)
Non-real estate loans	2,924.1	(689.3)	3,613.4	(512.7)
Retail sales finance	808.7	(980.6)	1,789.3	(372.1)
Total	$17,593.9	$(4,243.1)	$21,837.0	$(3,978.8)
Percent change		(19)%		(15)%

Six Months Ended June 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$13,963.4	$(2,975.7)	$16,939.1	$(2,254.3)
Non-real estate loans	2,992.2	(729.9)	3,722.1	(274.9)
Retail sales finance	907.5	(1,003.0)	1,910.5	(221.9)
Total	$17,863.1	$(4,708.6)	$22,571.7	$(2,751.1)
Percent change		(21)%		(11)%

The decrease in average net finance receivables for the three and six months ended June 30, 2010 when compared to the same periods in 2009 reflected our tighter underwriting guidelines and liquidity management efforts. We transfer finance receivables to finance receivables held for sale when it is probable that, as part of our liquidity management efforts, management’s intent or ability is to no longer hold those finance receivables for the foreseeable future. During 2009, we transferred $1.8 billion of real estate loans from finance receivables to finance receivables held for sale.

In February 2010, we transferred $170.7 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future. As of June 30, 2010, it is probable that we will hold the remainder of the finance receivable portfolio for the foreseeable future.

Yield and changes in yield in basis points (bp) by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2010		2009
	Yield	Change	Yield	Change
Real estate loans	7.64%	(11) bp	7.75%	(31) bp
Non-real estate loans	21.66	136	20.30	14
Retail sales finance	14.72	282	11.90	101
Total	10.30	13	10.17	(6)

Six Months Ended June 30,	2010		2009
	Yield	Change	Yield	Change
Real estate loans	7.70%	(12) bp	7.82%	(36) bp
Non-real estate loans	21.52	126	20.26	(13)
Retail sales finance	14.90	342	11.48	33
Total	10.38	20	10.18	(18)

Yield increased for the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to higher non-real estate loan and retail sales finance yields reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products, partially offset by lower real estate loan yield reflecting the increase in later stage delinquencies (which result in reversal of accrued finance charges) and the increase of real estate loan modifications, including TDRs (which result in reduced finance charges).

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Earned premiums	$31.1	$33.8	$62.5	$ 68.6
Commissions	0.3	0.2	0.4	0.4
Total	$31.4	$34.0	$62.9	$ 69.0
Amount change	$(2.6)	$(6.9)	$(6.1)	$(11.7)
Percent change	(8)%	(17)%	(9)%	(14)%

Earned premiums decreased for the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to a decrease in credit earned premiums.

Finance Receivables Held for Sale Originated as Held for Investment Revenues

Finance receivables held for sale originated as held for investment revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Interest income	$ 9.5	$ 5.8	$ 20.4	$ 10.3
Mark to market provision	-	(68.7)	-	(78.4)
Net loss on sales	-	(5.3)	-	(14.8)
Total	$ 9.5	$(68.2)	$ 20.4	$(82.9)
Amount change	$77.7	$(68.2)	$103.3	$(82.9)
Percent change	114%	N/A*	125%	N/A

* Not applicable

In February 2010, we transferred $170.7 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future.

During the three and six months ended June 30, 2009, we transferred $761.8 million and $1.3 billion, respectively, of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a mark to market provision on finance receivables held for sale originated as held for investment for the three and six months ended June 30, 2009 of $68.7 million and $78.4 million, respectively, was necessary to reduce the carrying amount of these finance receivables held for sale to fair value.

Investment Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Investment revenue	$10.6	$14.7	$18.3	$23.4
Amount change	$(4.1)	$ 8.0	$(5.1)	$ 0.5
Percent change	(28)%	120%	(22)%	2%

Investment revenue was affected by the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Average invested assets	$937.7	$900.1	$941.9	$902.5
Average invested asset yield	5.85%	5.84%	5.65%	5.88%
Net realized (losses) gains on investment securities	$ (1.9)	$ 1.2	$ (7.1)	$ (4.4)

Other Revenues

Other revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Foreign exchange gain (loss) on foreign currency denominated debt	$ 73.8	$(38.7)	$116.1	$(38.2)
Derivative adjustments	(76.9)	(2.3)	(37.9)	(26.0)
Writedowns on real estate owned	(9.9)	(7.1)	(17.6)	(19.5)
Interest revenue – notes receivable from AGFI	5.5	3.3	7.1	6.7
Mortgage banking revenues	3.0	2.4	5.2	2.9
Net gain (loss) on sales of real estate owned	0.2	(6.4)	(3.2)	(11.8)
Loan brokerage fees	1.5	1.5	3.0	3.1
Net service fees from affiliates	1.3	2.4	1.7	3.3
Other	4.6	2.0	8.7	5.4
Total	$ 3.1	$(42.9)	$ 83.1	$(74.1)
Amount change	$ 46.0	$(62.0)	$157.2	$(71.8)
Percent change	107%	(325)%	212%	N/M*

*

Not meaningful

Other revenues for the three months ended June 30, 2010 reflected interest revenue on notes receivable from AGFI, partially offset by losses arising from derivative adjustments that were not fully offset by foreign exchange gains on foreign currency denominated debt. Derivative adjustments for the three months ended June 30, 2010 included a mark to market loss of $61.4 million on our non-designated cross currency derivative and an ineffectiveness loss of $20.8 million on our cash flow derivatives. These losses were partially offset by a credit valuation adjustment gain of $3.8 million on our non-designated cross currency derivative.

Other revenues for the six months ended June 30, 2010 reflected foreign exchange gains on foreign currency denominated debt that were not fully offset by losses arising from derivative adjustments. Derivative adjustments for the six months ended June 30, 2010 included a mark to market loss of $95.7 million on our non-designated cross currency derivative and an ineffectiveness loss of $28.0 million on our cash flow derivatives. These losses were partially offset by an other comprehensive income release gain of $68.8 million on cash flow hedge maturities and a credit valuation adjustment gain of $12.9 million on our non-designated cross currency derivative.

The loss in other revenues for the three and six months ended June 30, 2009 reflected losses arising from foreign exchange losses on foreign currency denominated debt and derivative adjustments. Derivative adjustments for the three months ended June 30, 2009 included a credit valuation adjustment loss of $38.4 million on our non-designated cross currency derivative, partially offset by an ineffectiveness gain of $9.2 million. Derivative adjustments for the six months ended June 30, 2009 included a credit valuation adjustment loss of $36.8 million on our non-designated cross currency derivative and an ineffectiveness loss of $15.0 million on our fair value and cash flow derivatives. Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a foreign exchange loss of $38.7 million, partially offset by a derivative adjustment gain of $26.8 million for the three and six months ended June 30, 2009.

The credit valuation adjustment gains on our non-designated cross currency derivative for the three and six months ended June 30, 2010 and 2009 resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. These derivatives are with AIGFP.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Long-term debt	$ 265.9	$ 226.2	$ 495.8	$ 463.9
Short-term debt	0.5	22.9	27.6	53.6
Total	$ 266.4	$ 249.1	$ 523.4	$ 517.5
Amount change	$ 17.3	$ (41.8)	$ 5.9	$ (79.6)
Percent change	7%	(14)%	1%	(13)%
Average borrowings	$17,332.2	$21,284.4	$18,153.7	$21,733.1
Interest expense rate	6.13%	4.68%	5.76%	4.76%

Interest expense increased (decreased) due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Change in interest expense rate	$ 63.7	$ (8.5)	$ 91.1	$(27.7)
Decrease in average borrowings	(46.4)	(33.3)	(85.2)	(51.9)
Total	$ 17.3	$(41.8)	$ 5.9	$(79.6)

Average borrowings and changes in average borrowings by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,332.2	$(1,867.4)	$19,199.6	$(1,596.8)
Short-term debt	-	(2,084.8)	2,084.8	(1,107.1)
Total	$17,332.2	$(3,952.2)	$21,284.4	$(2,703.9)
Percent change		(19)%		(11)%

Six Months Ended June 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,213.6	$(2,181.7)	$19,395.3	$(1,443.0)
Short-term debt	940.1	(1,397.7)	2,337.8	(633.0)
Total	$18,153.7	$(3,579.4)	$21,733.1	$(2,076.0)
Percent change		(16)%		(9)%

Contractual maturities of long-term debt at June 30, 2010 for the next four quarters were as follows:

Long-term
(dollars in millions)	Debt
Third quarter 2010	$ 680.2
Fourth quarter 2010	216.6
First quarter 2011	676.5
Second quarter 2011	780.1
Twelve months ended June 30, 2011	$2,353.4

During the twelve months ended June 30, 2010, AGFC issued $4.5 billion of long-term debt, including a $3.0 billion secured term loan executed in April 2010 and $1.5 billion of senior debt via securitization transactions. We used the proceeds of these long-term debt issuances to support our liquidity position.

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

Interest expense rate and changes in interest expense rate in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2010		2009
	Rate	Change	Rate	Change
Long-term debt	6.13%	141 bp	4.72%	(43) bp
Short-term debt	-	(435)	4.35	140
Total	6.13	145	4.68	(16)

Six Months Ended June 30,	2010		2009
	Rate	Change	Rate	Change
Long-term debt	5.76%	97 bp	4.79%	(46) bp
Short-term debt	5.75	118	4.57	126
Total	5.76	100	4.76	(24)

Our future overall interest expense rates could be materially higher, but actual future interest expense rates will depend on our funding sources utilized, general interest rate levels and market credit spreads, which are influenced by our asset credit quality, our credit ratings, and the market perception of credit risk for the Company and our ultimate parent.

The credit ratings of AGFI and AGFC are all non-investment grade and therefore have a significant impact on our cost of and access to borrowed funds. This, in turn, affects our liquidity management.

The following table presents the credit ratings of AGFI and AGFC as of August 11, 2010. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. AGFC does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Senior Long-term Debt
	Moody’s (a)	S&P (b)	Fitch (c)
AGFC	B3 (6th of 9) (d)	B (6th of 8) (e)	B- (6th of 9) (f)
AGFI	-	-	B- (f)

(a)

Moody’s Investors Service (Moody’s) appends numerical modifiers 1, 2, and 3 to the generic rating categories to show relative position within rating categories.

(b)

Standard & Poor’s (S&P) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(c)

Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(d)

Developing Outlook.

(e)

Negative Outlook.

(f)

Negative Watch.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Salaries and benefits	$ 98.0	$113.7	$197.3	$225.0
Other operating expenses	85.7	87.4	166.8	162.3
Total	$183.7	$201.1	$364.1	$387.3
Amount change	$ (17.4)	$ (41.2)	$ (23.2)	$ (87.4)
Percent change	(9)%	(17)%	(6)%	(18)%
Operating expenses as a percentage of average net receivables	4.18%	3.68%	4.08%	3.43%

Salaries and benefits decreased for the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to having fewer employees. The decrease in the number of employees in our branch business segment reflected 196 branch office closings in 2009 (including 145 branch offices closed during second quarter 2009). Due to economic conditions, we re-evaluated all of our business segments and other operations (including headquarters) in second quarter 2009, which resulted in the consolidation of certain branch operations and branch office closings throughout the United States and reductions in our number of employees.

Other operating expenses increased for the six months ended June 30, 2010 when compared to the same period in 2009 primarily due to higher legal settlement expenses. See Note 18 of the Notes to Condensed Consolidated Financial Statements for further information on our legal settlements.

Operating expenses as a percentage of average net receivables increased for the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to the decline in average net finance receivables, partially offset by lower operating expenses, both of which reflected our liquidity management efforts.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Provision for finance receivable losses	$ 55.0	$256.5	$ 239.6	$ 607.4
Amount change	$(201.5)	$ 20.1	$(367.8)	$ 196.2
Percent change	(79)%	8%	(61)%	48%
Net charge-offs	$154.8	$209.7	$ 339.4	$ 402.6
Charge-off ratio	3.52%	3.79%	3.79%	3.53%
Charge-off coverage	2.31x	1.57x	2.11x	1.63x
60 day+ delinquency			$1,173.2	$1,224.4
Delinquency ratio			6.48%	5.78%
Allowance for finance receivable losses			$1,432.6	$1,315.7
Allowance ratio			8.09%	6.35%

Provision for finance receivable losses decreased for the three and six months ended June 30, 2010 when compared to the same periods in 2009 as a result of our lower delinquency and net charge-offs in 2010. As a result of our analysis of the favorable trends in our credit quality in the first half of 2010, partially offset by the increase in TDR net finance receivables, we decreased our allowance for finance receivable losses during second quarter 2010.

Net charge-offs and changes in net charge-offs by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 90.1	$(20.8)	$110.9	$64.2
Non-real estate loans	45.2	(30.0)	75.2	24.1
Retail sales finance	19.5	(4.1)	23.6	7.2
Total	$154.8	$(54.9)	$209.7	$95.5

Six Months Ended June 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$196.2	$ (7.0)	$203.2	$123.6
Non-real estate loans	100.3	(52.1)	152.4	53.2
Retail sales finance	42.9	(4.1)	47.0	15.4
Total	$339.4	$(63.2)	$402.6	$192.2

Charge-off ratios and changes in charge-off ratios in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2010		2009
	Ratio	Change	Ratio	Change
Real estate loans	2.60%	(7) bp	2.67%	171 bp
Non-real estate loans	6.16	(210)	8.26	330
Retail sales finance	9.31	415	5.16	212
Total	3.52	(27)	3.79	202

Six Months Ended June 30,	2010		2009
	Ratio	Change	Ratio	Change
Real estate loans	2.81%	44 bp	2.37%	154 bp
Non-real estate loans	6.66	(145)	8.11	312
Retail sales finance	9.17	435	4.82	184
Total	3.79	26	3.53	186

Total charge-off ratio decreased for the three months ended June 30, 2010 when compared to the same period in 2009 primarily due to an improvement in the non-real estate loan charge-off ratio reflecting our tighter underwriting guidelines, partially offset by negative economic fundamentals.

Total charge-off ratio increased for the six months ended June 30, 2010 when compared to the same period in 2009 primarily due to portfolio sales and liquidations, negative economic fundamentals, and the aging of the real estate loan portfolio, partially offset by an improvement in the non-real estate loan charge-off ratio reflecting our tighter underwriting guidelines.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), increased for the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to higher allowance for finance receivable losses and lower net charge-offs.

Delinquency based on contract terms in effect and changes in delinquency by type when compared to the same period for the previous year were as follows:

June 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 998.3	$ 25.0	$ 973.3	$278.0
Non-real estate loans	128.4	(56.5)	184.9	(14.8)
Retail sales finance	46.5	(19.7)	66.2	7.0
Total	$1,173.2	$(51.2)	$1,224.4	$270.2

Delinquency ratios based on contract terms in effect and changes in delinquency ratios in basis points by type when compared to the same period for the previous year were as follows:

June 30,	2010		2009
	Ratio	Change	Ratio	Change
Real estate loans	7.05%	78 bp	6.27%	269 bp
Non-real estate loans	4.10	(78)	4.88	45
Retail sales finance	5.79	222	3.57	110
Total	6.48	70	5.78	216

The total delinquency ratio at June 30, 2010 increased when compared to June 30, 2009 primarily due to portfolio sales and liquidations, negative economic fundamentals, and the aging of the real estate loan portfolio. The increase in total delinquency ratio at June 30, 2010 was partially offset by a decline in the non-real estate loan delinquency ratio reflecting our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at June 30, 2010 when compared to June 30, 2009 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses during the second half of 2009 in response to our higher delinquency. The allowance for finance receivable losses at June 30, 2010 also included $413.3 million related to TDRs, compared to $132.2 million at June 30, 2009. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information on our TDRs.

The increase in the allowance ratio at June 30, 2010 when compared to June 30, 2009 was primarily due to a decline in finance receivables and increases to the allowance for finance receivable losses through the provision for finance receivable losses during the second half of 2009.

Real estate owned decreased to $141.8 million at June 30, 2010 from $144.0 million at June 30, 2009.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Claims incurred	$15.6	$20.4	$33.6	$41.6
Change in benefit reserves	(4.4)	(3.9)	(6.8)	(8.3)
Total	$11.2	$16.5	$26.8	$33.3
Amount change	$(5.3)	$ 0.4	$(6.5)	$ 0.7
Percent change	(32)%	2%	(19)%	2%

Insurance losses and loss adjustment expenses decreased for the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to lower credit involuntary unemployment and credit-related property and casualty claims incurred.

Benefit from Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Benefit from income taxes	$(54.0)	$ (4.5)	$(105.1)	$ (1.0)
Amount change	$(49.5)	$ 25.4	$(104.1)	$ 45.5
Percent change	N/M*	85%	N/M	98%
Pretax loss	$ (9.8)	$(231.7)	$ (48.4)	$(468.8)
Effective income tax rate	N/M	1.93%	N/M	0.22%

*

Not meaningful

Pretax loss for the three and six months ended June 30, 2010 when compared to the same periods in 2009 reflected lower provision for finance receivable losses, higher other revenues resulting from foreign exchange gains on foreign currency denominated debt, and higher finance receivables held for sale originated as held for investment revenues, partially offset by lower finance charges resulting from the 2009 sales of real estate loan portfolios as part of our liquidity management efforts.

Benefit from income taxes for the three and six months ended June 30, 2010 reflected AIG’s projection that it will have sufficient taxable income in 2010 to utilize our current year estimated tax losses. As a result, we had classified $107.1 million, the tax effect of our 2010 losses, as a current tax receivable. However, on August 10, 2010, AIG entered into the Purchase Agreement with the Acquiror, an affiliate of Fortress Investment Group LLC. In connection with entering into the Purchase Agreement, AIG and AGFI have agreed to amend their tax sharing agreement, which will terminate on the closing of FCFI Transaction, (i) to provide that, subject to the closing of the FCFI Transaction, the parties’ payment obligations under the tax sharing agreement shall be limited to the payments required to be made by AIG to AGFI with respect to the 2009 taxable year in accordance with the tax sharing agreement, and (ii) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to AGFI. If the closing of the FCFI Transaction occurs, we will not be reimbursed for our 2010 current tax benefit of $107.1 million. See Note 20 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Purchase Agreement.

Benefit from income taxes for the three and six months ended June 30, 2009 reflected the reclassification of our losses to deferred tax assets that were subject to a full valuation allowance.

As of June 30, 2010, we had a deferred tax asset valuation allowance of $439.7 million, compared to $521.3 million at December 31, 2009, to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $5.6 million at June 30, 2010 and $9.1 million at December 31, 2009, which reflected the net deferred tax asset of our Puerto Rico subsidiary. Realization of our net deferred tax asset depends on the ability of the relevant subsidiary to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits of that subsidiary were generated.

The effective income tax rate for the three and six months ended June 30, 2010 reflected the increase in the benefit from income taxes discussed above.

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

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt. AGFC also has altered the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 21% of our borrowings at June 30, 2010, compared to 27% at June 30, 2009. Adjustable-rate net finance receivables represented 5% of our total portfolio at June 30, 2010 and 2009. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. These real estate loans still in a fixed-rate period totaled $55.3 million and represented less than 1% of total real estate loans at June 30, 2010, compared to $163.2 million, or 1%, at June 30, 2009. Approximately $643.8 million, or 5%, of our real estate loans at June 30, 2010 are scheduled to reset by the end of 2010 and another $173.2 million, or 1%, by the end of 2011.

For the past several quarters, we have had limited direct control of our asset/liability mix as a result of our limited access to capital markets, our significantly restricted origination of finance receivables, and our sale or securitization of finance receivables.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

the potential for declining financial flexibility and reduced income should we use more of our higher performing assets for on-balance sheet securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms, as needed, additional borrowings, on-balance sheet securitizations, portfolio sales, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

•

our significant reliance upon debt to fund our operations;

•

our access to unsecured debt markets and other sources of funding, and the potential increased cost of funding sources as compared to historic borrowing rates;

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

•

the potential loss of key personnel;

•

the ability and intent of AIG to provide funding to us through February 28, 2011, including as a result of the proposed FCFI Transaction; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

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

In addition, the potential effect of the proposed FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

Recently enacted regulation reform may have a material impact on our operations.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law, and the regulations to be promulgated under it, is likely to have an effect on our operations in terms of increased oversight of financial services products by the Bureau, and restrictions on terms for certain loans. The Bureau will have significant authority to implement and enforce Federal consumer financial laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair and deceptive acts and practices. In addition, the Bureau will have broad supervisory, examination and enforcement authority over certain consumer products, such as mortgage lending. The Dodd-Frank Act also restricts certain terms for mortgage loans, such as loan fees, prepayment fees and other charges, and imposes certain duties on a lender to ensure that a borrower can afford to repay the loan. Going forward, securitizations of loan portfolios may be subject to certain restrictions and additional requirements under the Dodd-Frank Act, including a requirement that the originator retain at least 5% of the credit risk of the securities sold. The law and accompanying regulations will be phased in over a one to three year period.

It is not possible to estimate the precise effect of the Dodd-Frank Act on our operations at this time because the law requires extensive rule-making, which will take up to three years to complete and implement.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 78 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	August 11, 2010	By	/s/	Donald R. Breivogel, Jr.
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

10.2

Demand Promissory Note and Demand Note Agreement between American General Finance Corporation and American International Group, Inc. dated May 11, 2010. Incorporated by reference to Exhibit (10.5) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

12

Computation of Ratio of Earnings to Fixed Charges

31.1

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance Corporation

31.2

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance Corporation

32

Section 1350 Certifications