Form 10-Q
period 2010-09-30
AMERICAN GENERAL FINANCE CORP
filed 2010-11-15
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	September 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-06155 AMERICAN GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At November 12, 2010, there were 10,160,012 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Revenues Finance charges	$ 444,414	$ 520,842	$1,365,274	$1,662,025
Insurance	30,753	33,888	93,634	102,926
Finance receivables held for sale originated as held for investment	-	(3,485)	20,418	(86,420)
Investment	12,965	12,071	31,231	35,449
Other	24,562	26,823	107,627	(47,251)
Total revenues	512,694	590,139	1,618,184	1,666,729
Expenses Interest expense	277,577	273,890	800,956	791,354
Operating expenses: Salaries and benefits	123,111	100,790	320,450	325,747
Other operating expenses	95,819	75,398	262,598	237,716
Provision for finance receivable losses	119,227	252,315	358,802	859,734
Insurance losses and loss adjustment expenses	9,304	14,237	36,134	47,506
Total expenses	625,038	716,630	1,778,940	2,262,057
Loss before benefit from income taxes	(112,344)	(126,491)	(160,756)	(595,328)
Benefit from Income Taxes	(90,585)	(357,936)	(195,682)	(358,974)
Net (Loss) Income	$ (21,759)	$ 231,445	$ 34,926	$ (236,354)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands)	2010	2009
Assets Net finance receivables: Real estate loans (includes loans of consolidated VIEs of $2.7 billion in 2010 and $1.9 billion in 2009)	$13,667,039	$14,001,905
Non-real estate loans	2,803,688	3,128,886
Retail sales finance	624,919	1,084,582
Net finance receivables	17,095,646	18,215,373
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $161.8 million in 2010 and $70.3 million in 2009)	(1,403,980)	(1,516,298)
Net finance receivables, less allowance for finance receivable losses	15,691,666	16,699,075
Finance receivables held for sale	-	687,969
Investment securities	797,277	733,263
Cash and cash equivalents	467,205	1,292,621
Notes receivable from parent and affiliate	1,274,731	2,002,810
Restricted cash (includes restricted cash of consolidated VIEs of $34.6 million in 2010 and $20.4 million in 2009)	251,706	50,497
Other assets	1,391,009	1,121,362
Total assets	$19,873,594	$22,587,597
Liabilities and Shareholder’s Equity Long-term debt (includes debt of consolidated VIEs of $1.2 billion in 2010 and $900.1 million in 2009)	$16,725,418	$17,475,107
Short-term debt	-	2,050,000
Insurance claims and policyholder liabilities	323,317	350,874
Other liabilities	376,435	329,698
Accrued taxes	6,706	6,304
Total liabilities	17,431,876	20,211,983
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	2,141,777	2,121,777
Accumulated other comprehensive income	13,024	1,846
Retained earnings	281,837	246,911
Total shareholder’s equity	2,441,718	2,375,614
Total liabilities and shareholder’s equity	$19,873,594	$22,587,597

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,
(dollars in thousands)	2010	2009
Cash Flows from Operating Activities Net income (loss)	$ 34,926	$ (236,354)
Reconciling adjustments: Provision for finance receivable losses	358,802	859,734
Depreciation and amortization	114,499	94,435
Deferral of finance receivable origination costs	(27,903)	(25,550)
Deferred income tax charge (benefit)	347	(1,501)
Origination of finance receivables held for sale	-	(4,319)
Sales and principal collections of finance receivables originated as held for sale	-	7,448
Net loss on mark to market provision and sales of finance receivables originated as held for sale	-	548
Mark to market provision on finance receivables held for sale originated as held for investment	-	94,170
Net loss on sales of finance receivables held for sale originated as held for investment	-	16,246
Net realized losses on investment securities	7,740	5,791
Change in other assets and other liabilities	(53,434)	(107,548)
Writedowns and net loss on sales of real estate owned	32,369	41,653
Change in insurance claims and policyholder liabilities	(27,557)	(33,700)
Change in taxes receivable and payable	(201,777)	(375,271)
Change in accrued finance charges	30,522	42,168
Change in restricted cash	(6,970)	951
Other, net	848	7,825
Net cash provided by operating activities	262,412	386,726
Cash Flows from Investing Activities Finance receivables originated or purchased	(1,089,316)	(1,708,175)
Principal collections on finance receivables	2,446,708	3,643,092
Affiliates contributed by AGFI to AGFC	466	-
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	-	(29,535)
Sales and principal collections on finance receivables held for sale originated as held for investment	37,764	1,755,202
Investment securities purchased	(74,942)	(32,211)
Investment securities called and sold	45,973	71,878
Investment securities matured	5,070	5,610
Change in notes receivable from parent and affiliate	728,079	(1,573,883)
Change in restricted cash	(194,262)	(19,525)
Proceeds from sales of real estate owned	164,180	165,679
Other, net	(6,587)	(16,013)
Net cash provided by investing activities	2,063,133	2,262,119
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	3,413,968	952,005
Repayment of long-term debt	(4,243,831)	(2,438,249)
Change in short-term debt	(2,342,201)	(643,137)
Capital contributions from parent	21,929	602,580
Net cash used for financing activities	(3,150,135)	(1,526,801)
Effect of exchange rate changes	(826)	(9)
(Decrease) increase in cash and cash equivalents	(825,416)	1,122,035
Cash and cash equivalents at beginning of period	1,292,621	844,865
Cash and cash equivalents at end of period	$ 467,205	$1,966,900

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Net (loss) income	$(21,759)	$231,445	$ 34,926	$(236,354)
Other comprehensive (loss) gain: Cumulative effect of change in accounting principle	-	-	-	(29,792)
Net unrealized gains (losses) on: Investment securities on which other-than- temporary impairments were taken	1,365	22	8,289	1,056
All other investment securities	12,323	40,097	32,387	63,067
Swap agreements	(31,736)	8,890	(29,682)	44,223
Foreign currency translation adjustments	6,595	(4,452)	(3,877)	10,054
Income tax effect: Cumulative effect of change in accounting principle	-	-	-	10,427
Net unrealized (gains) losses on: Investment securities on which other-than- temporary impairments were taken	(478)	(7)	(2,901)	(369)
All other investment securities	(4,312)	(14,034)	(11,335)	(22,073)
Swap agreements	11,108	(3,111)	10,389	(15,478)
Foreign currency translation adjustments	3,656	-	3,656	-
Valuation allowance on deferred tax assets for: Investment securities	5,014	1,085	13,266	10,190
Swap agreements	(11,108)	3,111	(10,389)	15,478
Foreign currency translation adjustments	(3,656)	-	(3,656)	-
Other comprehensive (loss) gain, net of tax, before reclassification adjustments	(11,229)	31,601	6,147	86,783
Reclassification adjustments included in net (loss) income: Realized losses on: Investment securities	637	1,352	7,740	5,791
Income tax effect: Realized losses on: Investment securities	(223)	(473)	(2,709)	(2,027)
Reclassification adjustments included in net (loss) income, net of tax	414	879	5,031	3,764
Other comprehensive (loss) gain, net of tax	(10,815)	32,480	11,178	90,547
Comprehensive (loss) income	$(32,574)	$263,925	$ 46,104	$(145,807)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity

(Unaudited)

Nine Months Ended September 30,
(dollars in thousands)	2010	2009
Common stock Balance at beginning of period	$ 5,080	$ 5,080
Balance at end of period	5,080	5,080
Additional paid-in capital Balance at beginning of period	2,121,777	1,517,392
Capital contributions from parent and other	20,000	602,704
Balance at end of period	2,141,777	2,120,096
Accumulated other comprehensive income (loss) Balance at beginning of period	1,846	(129,145)
Change in net unrealized gains (losses): Investment securities and securities lending	44,737	55,635
Swap agreements	(29,682)	44,223
Foreign currency translation adjustments	(3,877)	10,054
Cumulative effect of change in accounting principle, net of tax	-	(19,365)
Other comprehensive gain, net of tax	11,178	90,547
Balance at end of period	13,024	(38,598)
Retained earnings Balance at beginning of period	246,911	701,153
Net income (loss)	34,926	(236,354)
Cumulative effect of change in accounting principle, net of tax	-	19,623
Balance at end of period	281,837	484,422
Total shareholder’s equity	$2,441,718	$2,571,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2010

Note 1.  Basis of Presentation

American General Finance Corporation (AGFC, or collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) is a wholly-owned subsidiary of American General Finance, Inc. (AGFI). AGFI is a direct wholly-owned subsidiary of AIG Capital Corporation, a direct wholly-owned subsidiary of American International Group, Inc. (AIG).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States of America (GAAP). These statements are unaudited. The statements include the accounts of AGFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date through November 12, 2010, the date that we filed our financial statements with the SEC. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. To conform to the 2010 presentation, we reclassified certain items in the prior period.

In third quarter 2010, we recorded out of period adjustments in salaries and benefits related to prior quarters and years, which increased operating expenses by $20.5 million for the three months ended September 30, 2010 and $19.1 million for the nine months ended September 30, 2010. These adjustments related to $14.6 million for the three and nine months ended September 30, 2010 of certain pension costs under a non-qualified plan covering certain of our employees for the service period of 2001 to 2010 and $5.9 million for the three months ended September 30, 2010 and $4.5 million for the nine months ended September 30, 2010 of certain medical expenses relating to our self-insured medical plans for 2009 and 2010.

In second and third quarters of 2010, we recorded out of period adjustments related to prior quarters and years, which decreased change in benefit reserves by $2.8 million for the three and six months ended June 30, 2010, $4.9 million for the three months ended September 30, 2010, and $7.7 million for the nine months ended September 30, 2010. These adjustments related to the correction of a valuation error related to an assumed block of annuities.

In the first quarter of 2010, we re-examined our accounting for a second quarter 2009 de-designated trade and determined that our method for amortizing the debt basis adjustments related to hedge accounting for this second quarter 2009 de-designated trade contained two errors. The debt basis adjustment to be amortized incorrectly included an accounting adjustment on the hedged debt. Secondly, the amortization method did not take into account all cash flows on the debt when calculating the effective yield amortization. In addition, we did not record the foreign exchange translation on the unamortized debt basis. As a result of these errors, we recorded an out-of-period adjustment in the first quarter of 2010, which reduced other revenues by $8.2 million during the three months ended March 31, 2010.

After evaluating the quantitative and qualitative aspects of these corrections, management has determined that our current and prior period financial statements were not materially misstated. Furthermore, management believes that these adjustments will not be material to our consolidated results of operations for the year ended December 31, 2010.

In third quarter 2010, we revised our condensed consolidated statement of cash flows to change the classification of the change in real estate owned. We had historically included the change in real estate owned in cash flows from investing activities. After further review, management concluded that the appropriate reporting was to: (1) exclude the properties acquired from principal collections on finance receivables in cash flows from investing activities; (2) include the cash proceeds from the sale or disposition of properties in cash flows from investing activities; and (3) include the writedowns and net loss on the sales of real estate owned in cash flows from operating activities. This revision had the effect of increasing the previously reported cash flows provided by operating activities by $40.3 million for the nine months ended September 30, 2009, $53.0 million for the year ended December 31, 2009, $4.5 million for the three months ended March 31, 2010, and $14.2 million for the six months ended June 30, 2010 and decreasing the previously reported cash flows provided by investing activities by the same amounts.

In third quarter 2010, we also revised our condensed consolidated statement of cash flows to change the classification of deferred debt issue costs. We had historically included deferred debt issue costs in cash flows from investing activities in change in premiums on finance receivables purchased and deferred charges. After further review, management concluded that the appropriate reporting was to include this item in cash flows from financing activities as a net component of proceeds from issuance of long-term debt. This revision had the effect of increasing the previously reported cash flows provided by investing activities by $9.9 million for the nine months ended September 30, 2009, $10.4 million for the year ended December 31, 2009, $3.1 million for the three months ended March 31, 2010, and $4.7 million for the six months ended June 30, 2010 and increasing the previously reported cash flows used for financing activities by the same amounts.

In second quarter 2010, we revised our condensed consolidated statement of cash flows to change the classification of restricted cash related to our securitization transactions. We had historically included restricted cash related to our securitization transactions as a change in other assets and other liabilities in cash flows from operating activities. After further review, management concluded that the appropriate reporting was to include this item in cash flows from investing activities as a change in restricted cash. This revision had the effect of increasing the previously reported cash flows provided by operating activities by $19.5 million for the nine months ended September 30, 2009, $20.4 million for the year ended December 31, 2009, and $26.2 million for the three months ended March 31, 2010 and decreasing the previously reported cash flows provided by investing activities by the same amounts. (The operating and investing sections of our condensed consolidated cash flow statement for the six months ended June 30, 2009 were not revised because the 2009 securitization occurred in July 2009.)

Management evaluated the effects of these revisions and concluded that they were not material to any of our previously issued quarterly or annual consolidated financial statements.

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

Sale of 80% of AGFI

On August 10, 2010, AIG entered into a Stock Purchase Agreement (the Purchase Agreement) with FCFI Acquisition LLC (the Acquiror), an affiliate of Fortress Investment Group LLC. Under the Purchase Agreement, among other things, the Acquiror will indirectly acquire 80% of AGFI, and AIG will retain a 20% economic interest in AGFI. The parties expect that this transaction (the FCFI Transaction) will close by the end of 2010, subject to regulatory approvals and customary closing conditions. The potential effects of the FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

Liquidity of the Company

Since the events of September 2008 and through the filing of this report, our access to capital markets has been limited and obtained primarily through funding structures different than our more traditional borrowing transactions prior to 2008. This alternative funding approach was due to a combination of the challenges facing AIG, our operating results, downgrades of our debt credit ratings, and market concerns as to our available sources of funding following the turmoil in the capital markets beginning in 2008. While overall credit markets and our near-term liquidity position each have improved compared to late 2008 and much of 2009, we cannot determine to what extent access to our more traditional borrowing sources will be available to us again.

In addition to finance receivable collections, we have engaged in other efforts to support our liquidity and raise capital to meet our financial and operating obligations. These efforts have included additional borrowings, on-balance sheet securitizations, portfolio sales, expense reductions, and branch closures, while continuing to limit our new lending. The exact nature and magnitude of any additional measures needed to support our liquidity or raise capital will be driven by our available resources and needs, prevailing market conditions, and the results of our operations.

During 2010, we continued to manage liquidity and generated additional funding through two significant transactions. In March 2010, we securitized $1.0 billion of real estate loans and sold $501.3 million in senior certificates (while retaining subordinated notes for possible future sale) and separately received AIG’s repayment of its $1.6 billion in demand promissory notes to us. In April 2010, we executed and fully drew down on a $3.0 billion five-year secured term loan. AGFC and AGFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by AGFC and $400.0 million repaid by AGFI) and the AGFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. With these repayments, there are no remaining AGFC or AGFI debt agreements that require AGFC to maintain a minimum specified dollar amount of AGFC consolidated net worth, or require AIG to maintain majority ownership of AGFC or AGFI. Based upon our estimates and taking into account the risks and uncertainties of operating plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

As disclosed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, based on our level of liquidity and expected future sources of funding, including future cash flows from operations, AIG expects that we will be able to meet our existing obligations as they become due for at least the next twelve months in the event that the FCFI Transaction does not close.

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

•

our ability to complete on favorable terms, as needed, additional borrowings, on-balance sheet securitizations, portfolio sales, or other transactions to improve liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

•

our significant reliance upon debt to fund our operations;

•

our access to unsecured debt markets and other sources of funding, and the potential increased cost of funding sources as compared to historic borrowing rates;

•

adverse credit ratings actions on our debt;

•

constraints on our business until the closing of the FCFI Transaction resulting from AIG’s credit agreement (as amended, the FRBNY Credit Agreement) with the Federal Reserve Bank of New York (FRBNY) and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

potential costs for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines by the United Kingdom Financial Services Authority for sales of payment protection insurance, including possible refunds to customers;

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened regulatory scrutiny of foreclosure practices in the industry generally nationwide;

•

potential liability relating to real estate loans which we have sold or securitized if it is determined that there was a breach of a warranty made in connection with the transaction;

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

•

the undetermined effects of the FCFI Transaction (whether or not consummated), including the availability of support from our new ownership and the effect of any changes to our operations, capitalization, and business strategies.

In our going concern assessment, we assumed that there will be no support required from AIG and no material change in our current liquidity sources and capitalization management.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third party financing is not available, there could exist substantial doubt about our ability to continue as a going concern.

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

In February 2010, the FASB issued an update to the aforementioned accounting standard that deferred the revised consolidation rules for VIEs with attributes of, or similar to, an investment company or money market fund. The adoption of this update did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Accounting for Embedded Credit Derivatives

In March 2010, the FASB issued an accounting standard that amends the accounting for embedded credit derivative features in structured securities that redistribute credit risk in the form of subordination of one financial instrument to another. The new standard clarifies how to determine whether embedded credit derivative features are considered to be embedded derivatives that should be analyzed for potential bifurcation and separate accounting, or alternatively, for fair value accounting in connection with the application of the fair value option to the entire hybrid instrument. We adopted the new standard on July 1, 2010. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

We will adopt the following accounting standard in the future:

Disclosures about Credit Quality of Finance Receivables and Allowance for Finance Receivable Losses

In July 2010, the FASB issued an accounting standard that amends the rules for disclosures that an entity provides about the credit quality of its finance receivables and the related allowance for finance receivable losses. The new standard requires us to disaggregate, by portfolio segment or class of finance receivable, certain existing disclosures and provide certain new disclosures about our finance receivables and related allowance for finance receivable losses. The new standard is effective for interim and annual periods ending on or after December 15, 2010 for us. Because the new standard only requires additional disclosures about finance receivables and the related allowance for finance receivable losses, it will have no effect on our consolidated financial condition, results of operations, or cash flows.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is permitted. The adoption of this new standard will not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
September 30, 2010 Gross receivables	$13,751,137	$3,046,882	$ 682,087	$17,480,106
Unearned finance charges and points and fees	(151,758)	(304,905)	(63,351)	(520,014)
Accrued finance charges	81,542	34,425	4,369	120,336
Deferred origination costs	16,552	26,594	-	43,146
Premiums, net of discounts	(30,434)	692	1,814	(27,928)
Total	$13,667,039	$2,803,688	$ 624,919	$17,095,646
December 31, 2009 Gross receivables	$14,027,412	$3,385,715	$1,196,247	$18,609,374
Unearned finance charges and points and fees	(161,309)	(328,336)	(127,624)	(617,269)
Accrued finance charges	90,850	40,966	13,544	145,360
Deferred origination costs	17,402	28,843	-	46,245
Premiums, net of discounts	27,550	1,698	2,415	31,663
Total	$14,001,905	$3,128,886	$1,084,582	$18,215,373

Included in the table above are real estate finance receivables associated with the securitizations that remain on our balance sheet totaling $2.7 billion at September 30, 2010 and $1.9 billion at December 31, 2009. See Note 5 and Note 10 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $7.5 billion at September 30, 2010 that have been pledged as collateral for our secured term loan.

Unused credit limits extended to customers by the Company totaled $168.1 million at September 30, 2010. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company. At December 31, 2009, unused credit limits extended to customers by the Company or by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables were fully participated to us) totaled $148.7 million. Previously, AIG Bank sold its private label finance receivables to us under a participation agreement. On September 30, 2010, the participation agreement was terminated, and we purchased the remaining accounts from AIG Bank for $49,000. The increase in the unused credit limits at September 30, 2010 when compared to December 31, 2009 was primarily due to AGFI contributing two wholly-owned subsidiaries to AGFC effective January 1, 2010.

To support our liquidity, we have sold certain finance receivables as an alternative funding source. During 2009, we transferred $1.8 billion of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

In February 2010, we transferred $170.7 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future. As of September 30, 2010, management has both the intent and ability to hold the remainder of the finance receivable portfolio for the foreseeable future.

Information regarding troubled debt restructuring (TDR) finance receivables (which are all real estate loans) was as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
TDR net finance receivables	$1,959,869	$1,381,561
TDR net finance receivables that have a valuation allowance	$1,959,869	$1,381,561
Allowance for TDR finance receivable losses	$ 461,060	$ 302,500

We have no commitments to lend additional funds on these TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
TDR average net receivables	$1,926,000	$1,229,887	$1,741,162	$1,044,071
TDR finance charges recognized	$ 22,831	$ 15,388	$ 64,499	$ 39,790

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

As part of a Securities Purchase Agreement and a Securities Exchange Agreement between AIG and the United States Department of the Treasury dated April 17, 2009, AIG agreed that its subsidiaries that were eligible would join the HAMP and would comply with the HAMP guidelines. In third quarter 2009, MorEquity, Inc. (MorEquity), a direct wholly-owned subsidiary of AGFC, entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the HAMP. MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009. As of September 30, 2010, MorEquity had completed 930 HAMP modifications and 260 trial HAMP modifications were in process.

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

We have limited continued involvement with the finance receivables that have been included in these securitization transactions. Our 2009 securitization transaction, which closed on July 30, 2009, utilizes a third-party servicer to service the finance receivables. We service the finance receivables for our other existing securitization transaction. In the case of each existing securitization transaction, the related finance receivables have been legally isolated and are only available for payment of the debt and other obligations issued or arising in the applicable securitization transaction. The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded as restricted cash. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in our securitization transactions. The asset-backed debt has been issued by consolidated VIEs. Refer to Notes 2 and 10 for further discussion regarding these VIEs and the related assets and liabilities included in our financial statements as part of these secured debt arrangements.

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

Our on-balance sheet securitizations of real estate loans and the related debt were as follows:

(dollars in thousands)	Real Estate Loans	Long-term Debt
September 30, 2010 2009 securitization	$1,727,623	$779,234
2010 securitization	958,285	450,666
December 31, 2009 2009 securitization	$1,889,193	$900,143

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,432,612	$1,315,718	$1,516,298	$1,126,233
Provision for finance receivable losses	119,227	252,315	358,802	859,734
Charge-offs	(163,282)	(233,915)	(535,593)	(662,331)
Recoveries	15,423	13,412	48,286	39,255
Affiliates contributed by AGFI to AGFC (a)	-	-	16,187	-
Transfers to finance receivables held for sale (b)	-	(5,900)	-	(21,261)
Balance at end of period	$1,403,980	$1,341,630	$1,403,980	$1,341,630

(a)

Effective January 1, 2010, AGFI contributed two of its wholly-owned subsidiaries to AGFC. The contribution included $16.2 million of allowance for finance receivable losses.

(b)

During the three and nine months ended September 30, 2009, we decreased the allowance for finance receivable losses as a result of the transfers of real estate loans ($427.4 million and $1.7 billion, respectively) from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

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

We also establish reserves for TDR finance receivables, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDRs is calculated in homogeneous aggregated pools of impaired loans that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDRs by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDRs. The primary assumptions for our model are prepayment speeds, default rates, and severity rates.

Note 7.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities, which are classified as available-for-sale, by type were as follows:

	Cost/ Amortized	Unrealized	Unrealized	Fair	Other- Than- Temporary Impairments
(dollars in thousands)	Cost	Gains	Losses	Value	in AOCI(L) (a)
September 30, 2010 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,732	$ 1,117	$ -	$ 9,849	$ -
Obligations of states, municipalities, and political subdivisions	216,958	12,846	-	229,804	-
Corporate debt	340,801	32,362	(251)	372,912	-
Mortgage-backed, asset-backed, and collateralized: RMBS	135,589	2,955	(2,478)	136,066	(1,657)
CMBS	18,407	124	(3,487)	15,044	(468)
CDO/ABS	23,886	166	(5,787)	18,265	-
Total	744,373	49,570	(12,003)	781,940	(2,125)
Preferred stocks	3,991	515	-	4,506	-
Other long-term investments (b)	5,422	1,787	(547)	6,662	-
Common stocks	1,952	857	-	2,809	-
Total	$755,738	$52,729	$(12,550)	$795,917	$(2,125)
December 31, 2009 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,713	$ 543	$ (72)	$ 9,184	$ -
Obligations of states, municipalities, and political subdivisions	225,879	8,632	(259)	234,252	-
Corporate debt	352,237	11,886	(5,909)	358,214	-
Mortgage-backed, asset-backed, and collateralized: RMBS	86,174	324	(6,807)	79,691	(3,039)
CMBS	23,753	82	(10,637)	13,198	(5,582)
CDO/ABS	30,978	269	(8,566)	22,681	-
Total	727,734	21,736	(32,250)	717,220	(8,621)
Preferred stocks	3,991	-	(347)	3,644	-
Other long-term investments (b)	6,668	1,859	(769)	7,758	-
Common stocks	1,741	1,632	(99)	3,274	-
Total	$740,134	$25,227	$(33,465)	$731,896	$(8,621)

(a)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss), which, starting April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)

Excludes interest in a limited partnership that we account for using the equity method ($1.4 million at September 30, 2010 and December 31, 2009).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010 Bonds: Corporate debt	$ 4,872	$ (51)	$11,298	$ (200)	$ 16,170	$ (251)
RMBS	-	-	17,141	(2,478)	17,141	(2,478)
CMBS	-	-	9,930	(3,487)	9,930	(3,487)
CDO/ABS	-	-	13,991	(5,787)	13,991	(5,787)
Total	4,872	(51)	52,360	(11,952)	57,232	(12,003)
Other long-term investments	1,452	(547)	-	-	1,452	(547)
Common stocks	7	-	-	-	7	-
Total	$ 6,331	$ (598)	$52,360	$(11,952)	$ 58,691	$(12,550)
December 31, 2009 Bonds: U.S. government and government sponsored entities	$ 480	$ (72)	$ -	$ -	$ 480	$ (72)
Obligations of states, municipalities, and political subdivisions	20,394	(140)	2,075	(119)	22,469	(259)
Corporate debt	48,701	(1,139)	57,095	(4,770)	105,796	(5,909)
RMBS	51,025	(2,236)	14,576	(4,571)	65,601	(6,807)
CMBS	7,178	(8,747)	947	(1,890)	8,125	(10,637)
CDO/ABS	10,395	(7,870)	3,837	(696)	14,232	(8,566)
Total	138,173	(20,204)	78,530	(12,046)	216,703	(32,250)
Preferred stocks	3,644	(347)	-	-	3,644	(347)
Other long-term investments	2,201	(769)	-	-	2,201	(769)
Common stocks	136	(99)	-	-	136	(99)
Total	$144,154	$(21,419)	$78,530	$(12,046)	$222,684	$(33,465)

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

We did not recognize in earnings the unrealized losses on fixed-maturity securities at September 30, 2010, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired).

As of September 30, 2010, unrealized losses on bond investments in an unrealized loss position of more than 50% for more than 12 months totaled $2.3 million relating to originally investment grade structured securities that are floating-rate or that have low fixed coupons relative to current market yields. As part of our credit evaluation procedures applied to these and other securities, we consider the nature of both the specific securities and the general market conditions for those securities. Current market spreads continue to be significantly wider for securities supported by real estate related assets, compared to spreads at the securities’ respective purchase date, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. In addition, declining LIBOR rates have made floating-rate securities less attractive as a class.

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

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position for which an other-than-temporary impairment was recognized and only the amount related to a credit loss was recognized in earnings, were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010 Bonds: RMBS	$ -	$ -	$ 9,172	$(2,172)	$ 9,172	$(2,172)
CMBS	-	-	2,000	(503)	2,000	(503)
Total	$ -	$ -	$11,172	$(2,675)	$11,172	$(2,675)
December 31, 2009 Bonds: RMBS	$ 502	$(1,152)	$ 5,186	$(1,957)	$ 5,688	$(3,109)
CMBS	1,821	(5,582)	-	-	1,821	(5,582)
Total	$2,323	$(6,734)	$ 5,186	$(1,957)	$ 7,509	$(8,691)

The net realized (losses) gains on investment securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Total other-than-temporary impairment losses	$(211)	$(2,527)	$(2,188)	$(5,761)
Portion of loss recognized in accumulated other comprehensive income (loss)	(440)	1,372	(4,502)	1,334
Net impairment losses recognized in net (loss) income	(651)	(1,155)	(6,690)	(4,427)
Other net realized gains (losses) on investment securities	14	(197)	(1,050)	(1,364)
Total net realized losses on investment securities	$(637)	$(1,352)	$(7,740)	$(5,791)

Credit impairments recognized in earnings on investment securities for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$9,016	$4,184	$3,150	$3,845
Additions: Due to other-than-temporary impairments: Not previously impaired/impairment not previously recognized	-	(215)	9	124
Previously impaired/impairment previously recognized	651	360	6,591	360
Reductions: Realized due to sales with no prior intention to sell	-	(101)	-	(101)
Realized due to intention to sell	-	-	-	-
Accretion of credit impaired securities	(18)	-	(101)	-
Balance at end of period	$9,649	$4,228	$9,649	$4,228

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Fair value	$25,941	$1,779	$163,720	$44,742
Realized gains	$ 19	$ 49	$ 56	$ 2,090
Realized losses	(6)	-	(139)	(3,207)
Net realized gains (losses)	$ 13	$ 49	$ (83)	$ (1,117)

Contractual maturities of fixed-maturity investment securities at September 30, 2010 were as follows:

September 30, 2010	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 5,248	$ 5,177
Due after 1 year through 5 years	152,173	141,597
Due after 5 years through 10 years	229,448	209,013
Due after 10 years	225,696	210,704
Mortgage-backed securities	169,375	177,882
Total	$781,940	$744,373

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 8.  Restricted Cash

Restricted cash at September 30, 2010 included funds related to our $3.0 billion secured term loan executed in April 2010, funds to be used for future debt payments relating to our securitization transactions (see Note 5), and escrow deposits. Restricted cash at December 31, 2009 included escrow deposits and funds to be used for future debt payments relating to our securitization transactions.

Note 9.  Related Party Transactions

AFFILIATE LENDING

On May 11, 2010, AGFC made a loan of $750.0 million to AIG under a demand note agreement between AGFC and AIG dated May 11, 2010. The cash used to fund the loan came from operations and AGFC’s secured term loan, which closed in April 2010. The interest rate for the unpaid principal balance is one-month London Interbank Offered Rate (LIBOR) plus 178 basis points. AIG may repay principal and interest at any time without penalty. At September 30, 2010, notes receivable from AIG totaled $750.0 million, which included interest receivable of $42,000.

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

Each of these loans were made as short-term investment sources for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the credit facility with the FRBNY, subject to a subordination agreement in favor of the FRBNY. Interest revenue on these notes receivable from AIG for the three and nine months ended September 30, 2010 totaled $4.0 million and $8.7 million, respectively. Interest revenue on these notes receivable from AIG for the three and nine months ended September 30, 2009 totaled $2.3 million and $3.9 million, respectively.

Notes receivable from AGFI totaled $524.7 million at September 30, 2010, and $451.9 million at December 31, 2009, which included interest receivable of $1.8 million and $1.5 million, respectively. The interest rate for the unpaid principal balance is prime plus 100 basis points. Interest revenue on notes receivable from AGFI totaled $5.6 million and $12.6 million for the three and nine months ended September 30, 2010, respectively. Interest revenue on these notes receivable from AGFI totaled $3.5 million and $10.2 million for the three and nine months ended September 30, 2009, respectively.

COST SHARING AGREEMENTS

In addition, we are party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provide for the allocation of shared corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. We also reimburse AIG Bank for costs associated with the remediation program related to the Supervisory Agreement with the Office of Thrift Supervision (OTS) dated June 7, 2007 (the Supervisory Agreement). See Note 13 for further information on the tax sharing arrangements and the Purchase Agreement and Note 16 for further information on the Supervisory Agreement.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of AGFC, enters into reinsurance agreements with non-subsidiary affiliated companies, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with non-subsidiary affiliated companies totaled $47.4 million at September 30, 2010 and $50.1 million at December 31, 2009.

PARTICIPATION AGREEMENT

Previously, we purchased private label receivables originated by AIG Bank, a non-subsidiary affiliate, under a participation agreement. On September 30, 2010, the participation agreement was terminated, and we purchased the remaining accounts from AIG Bank for $49,000.

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

The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Payments from these real estate loans are not available to us until the repayment of the debt issued in connection with the securitization transactions has occurred. We recorded these transactions as “on-balance sheet” secured financings because the transfer of these real estate loans to the trusts did not qualify for sale accounting treatment. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. At September 30, 2010, these retained interests were primarily comprised of $1.3 billion, or 45%, of the assets transferred in connection with the on-balance sheet securitizations. We expect that any credit losses in the pools of securitized assets would likely be limited to our retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default. See Note 5 for further discussion regarding these securitization transactions.

The total consolidated VIE assets and liabilities associated with our securitization transactions were as follows:

(dollars in thousands)	September 30, 2010	December 31, 2009

Assets
Finance receivables	$2,685,908	$1,889,193
Allowance for finance receivable losses	161,791	70,312
Restricted cash	34,594	20,388

Liabilities
Long-term debt	$1,229,900	$ 900,143

We had no off-balance sheet exposure associated with our variable interests in the consolidated VIEs. No additional support to these VIEs beyond what was previously contractually required has been provided by us. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2010 totaled $43.7 million and $124.1 million, respectively. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2009 totaled $30.9 million.

UNCONSOLIDATED VIE

We have established a VIE, primarily related to a debt issuance, of which we are not the primary beneficiary, and in which we do not have a variable interest. Therefore, we do not consolidate such entity. We calculate our maximum exposure to loss primarily to be the amount of debt issued to or equity invested in a VIE. Our on-balance sheet maximum exposure to loss associated with this unconsolidated VIE was $349.4 million at September 30, 2010 and $349.3 million at December 31, 2009. We had no off-balance sheet exposure to loss associated with this VIE at September 30, 2010 and December 31, 2009.

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At September 30, 2010, equity-indexed debt and related swaps were immaterial.

In the first quarter of 2010, we re-examined our accounting for a second quarter 2009 de-designated trade and determined that our method for amortizing the debt basis adjustments related to hedge accounting for this second quarter 2009 de-designated trade contained two errors. The debt basis adjustment to be amortized incorrectly included an accounting adjustment on the hedged debt. Secondly, the amortization method did not take into account all cash flows on the debt when calculating the effective yield amortization. In addition, we did not record the foreign exchange translation on the unamortized debt basis. As a result of these errors, we recorded an out-of-period adjustment in the first quarter of 2010, which reduced other revenues by $8.2 million during the three months ended March 31, 2010. The impact of this error did not have a material effect on our financial condition or results of operations for previously reported periods.

Fair value of derivative instruments presented on a gross basis (excludes the effect of master netting arrangements) by type and the effect of master netting arrangements were as follows:

	Notional	Hedging	Non-Designated Hedging
(dollars in thousands)	Amount	Instruments	Instruments
September 30, 2010 Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 116,585	$110,102
Equity-indexed	6,886	-	1,969
Total excluding effect of master netting arrangements	1,877,386	116,585	112,071
Effect of master netting arrangements	N/A*	(26,540)	(25,065)
Total	N/A	$ 90,045	$ 87,006
Derivatives – Other Liabilities: Interest rate	$ 850,000	$ 51,605	$ -
Equity-indexed	6,886	-	547
Total excluding effect of master netting arrangements	856,886	51,605	547
Effect of master netting arrangements	N/A	(51,605)	-
Total	N/A	$ -	$ 547
December 31, 2009 Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 184,826	$105,791
Equity-indexed	6,886	-	1,645
Total excluding effect of master netting arrangements	1,877,386	184,826	107,436
Effect of master netting arrangements	N/A	(70,740)	(40,490)
Total	N/A	$ 114,086	$ 66,946
Derivatives – Other Liabilities: Interest rate	$1,000,000	$ 72,183	$ -
Cross currency and cross currency interest rate	622,300	39,047	-
Equity-indexed	6,886	-	483
Total excluding effect of master netting arrangements	1,629,186	111,230	483
Effect of master netting arrangements	N/A	(111,230)	-
Total	N/A	$ -	$ 483

* not applicable

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income (effective portion), reclassified from accumulated other comprehensive income into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

	Effective		Ineffective
(dollars in thousands)	AOCI(L)*	From AOCI(L) to Other Revenues	Other Revenues
Three Months Ended September 30, 2010 Interest rate	$ (7,515)	$(10,075)	$ (741)
Cross currency and cross currency interest rate	(37,039)	(2,743)	21,360
Total	$(44,554)	$(12,818)	$ 20,619
Three Months Ended September 30, 2009 Interest rate	$ (9,344)	$(11,421)	$ (848)
Cross currency and cross currency interest rate	6,890	77	(6,171)
Total	$ (2,454)	$(11,344)	$ (7,019)
Nine Months Ended September 30, 2010 Interest rate	$(11,725)	$(32,190)	$ (2,316)
Cross currency and cross currency interest rate	24,030	74,177	(5,044)
Total	$ 12,305	$ 41,987	$ (7,360)
Nine Months Ended September 30, 2009 Interest rate	$(10,099)	$(30,118)	$ (2,646)
Cross currency and cross currency interest rate	22,117	(2,087)	(20,694)
Total	$ 12,018	$(32,205)	$(23,340)

* accumulated other comprehensive income (loss)

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At September 30, 2010, we expect $38.9 million of the deferred net loss on cash flow hedges and a $12.0 million foreign exchange loss due to a maturity of foreign currency denominated debt to be reclassified from accumulated other comprehensive income to earnings during the twelve months ending September 30, 2011. For the nine months ended September 30, 2010, there were no instances in which we reclassified amounts from accumulated other comprehensive income (loss) to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amount recognized in other revenues for the fair value hedge that no longer qualifies for hedge accounting, the related hedged item, the matured cash flow hedges, and the non-designated hedging instruments were as follows:

	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments
Three Months Ended September 30, 2010
Cross currency and cross currency interest rate	$ -	$ -	$75,675
Equity-indexed	-	-	79
Total	$ -	$ -	$75,754
Three Months Ended September 30, 2009
Cross currency and cross currency interest rate	$ -	$ -	$52,168
Equity-indexed	-	-	76
Total	$ -	$ -	$52,244
Nine Months Ended September 30, 2010
Cross currency and cross currency interest rate	$ -	$ -	$65,547
Equity-indexed	-	-	239
Total	$ -	$ -	$65,786
Nine Months Ended September 30, 2009
Cross currency and cross currency interest rate	$(13,641)	$14,926	$41,093
Equity-indexed	-	-	197
Total	$(13,641)	$14,926	$41,290

During the three months ended September 30, 2010, we recognized a mark to market gain of $70.6 million on our non-designated cross currency derivative. During the nine months ended September 30, 2010, we recognized a gain of $68.8 million on the release of other comprehensive income related to cash flow hedge maturities, partially offset by a mark to market loss of $25.1 million on our non-designated cross currency derivative. We recognized a derivative adjustment gain of $48.8 million, partially offset by a foreign exchange loss of $29.9 million for the three months ended September 30, 2009 and a derivative adjustment gain of $75.6 million, partially offset by a foreign exchange loss of $68.6 million for the nine months ended September 30, 2009. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

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

Credit valuation adjustment gains (losses) recorded in other revenues for our non-designated derivative and in accumulated other comprehensive income (loss) for our cash flow hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Credit valuation adjustment gains (losses): Non-designated derivative	$ (4,332)	$3,357	$ 8,533	$(33,456)
Cash flow hedges	$(11,158)	$ 400	$17,889	$(46,374)

If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives prior to maturity. These derivatives are with AIGFP, a non-subsidiary affiliate that receives credit support from AIG, its parent.

See Note 17 for information on how we determine fair value on our derivative financial instruments.

Note 12.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Net unrealized gains (losses) on: Investment securities	$ 49,988	$ 5,251
Swap agreements	(26,001)	3,681
Foreign currency translation adjustments	(8,797)	(4,920)
Retirement plan liabilities adjustment	(2,166)	(2,166)
Accumulated other comprehensive income	$ 13,024	$ 1,846

As of September 30, 2010, we have recognized losses of $1.4 million, compared to $5.6 million at December 31, 2009, in accumulated other comprehensive income related to investment securities for which the credit-related portion of an other-than-temporary impairment has been recognized in earnings. In addition, accumulated other comprehensive income related to investment securities as of September 30, 2010 includes a valuation allowance of $23.9 million against the related deferred tax assets, compared to $10.6 million at December 31, 2009.

Note 13.  Income Taxes

Benefit from income taxes for the three and nine months ended September 30, 2010 reflected AIG’s projection that it will have sufficient taxable income in 2010 to utilize our current year estimated tax losses. AGFC files its federal income tax return as a member of AIG’s consolidated tax return group. Current income tax expense or benefit is allocated pro rata to AGFC, and other members of the AIG group, to the extent that AGFC’s income or loss is included in or reduces AIG’s current taxable income before use of tax carryforwards at the consolidated level. Deferred tax expense is determined on a separate company basis.

The income tax benefit of $195.7 million for the nine months ended September 30, 2010 principally relates to $185.2 million income tax receivable from AGFI (indirectly from AIG) and a $95.2 million change in net deferred tax assets offset by an equal release of the valuation allowance. On August 10, 2010, AIG entered into the Purchase Agreement with the Acquiror, an affiliate of Fortress Investment Group LLC. In connection with entering into the Purchase Agreement, AIG and AGFI have agreed to amend their tax sharing agreement, which will terminate on the closing of the FCFI Transaction, (i) to provide that, subject to the closing of the FCFI Transaction, the parties’ payment obligations under the tax sharing agreement shall be limited to the payments required to be made by AIG to AGFI with respect to the 2009 taxable year in accordance with the tax sharing agreement, and (ii) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to AGFI. If the closing of the FCFI Transaction occurs, we do not expect to be reimbursed for our 2010 current tax benefit of $185.2 million by AGFI. Accordingly, if AGFC is not reimbursed for this income tax receivable, AGFC will record a distribution to AGFI, and AGFI will subsequently record a distribution to AIG, of the amount of the 2010 current tax benefit when the purchase closes.

As of September 30, 2010, we had a deferred tax asset valuation allowance of $445.8 million, compared to $521.3 million at December 31, 2009, to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $5.1 million at September 30, 2010 and $9.1 million at December 31, 2009, which reflected the net deferred tax asset of our Puerto Rico subsidiary.

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

At September 30, 2010, other assets included $663.4 million of net current federal income tax receivable, compared to $461.2 million at December 31, 2009. The net current federal income tax receivable at September 30, 2010 includes the $185.2 million current tax receivable due indirectly from AIG for 2010. As previously discussed above, we do not expect to be reimbursed for the 2010 tax receivable by AGFI if the FCFI Transaction occurs. Accordingly, if AGFC is not reimbursed for this income tax receivable, AGFC will record a distribution to AGFI, and AGFI will subsequently record a distribution to AIG, of the amount of the 2010 current tax benefit when the purchase closes. The net current federal income tax receivable at December 31, 2009 due indirectly from AIG will be reimbursed to us in accordance with the tax sharing agreement.

In September 2010, we reclassified $57.7 million from deferred tax assets to current tax receivable due to AIG estimating the utilization of our existing net operating losses. The release of the valuation allowance associated with these net operating losses produced a $57.7 million tax benefit. In addition, we recorded a $49.5 million deferred tax asset, along with a full valuation allowance associated with the outside basis balance on our foreign subsidiaries.

Note 14.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

Nine Months Ended September 30,
(dollars in thousands)	2010	2009
Transfer of finance receivables held for sale to finance receivables held for investment	$655,565	$ -
Transfer of finance receivables to real estate owned	$205,216	$ 223,554
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$ -	$1,732,943

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

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchased private label finance receivables originated by AIG Bank under a participation agreement. See Note 4 for discussion regarding the termination of this participation agreement on September 30, 2010.

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

The following table presents information about our segments as well as reconciliations to our condensed consolidated financial statement amounts.

	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Three Months Ended September 30, 2010 Revenues: External: Finance charges	$ 353,038	$ 91,920	$ -	$ (544)	$ -	$ 444,414
Insurance	99	-	30,651	3	-	30,753
Other	(7,480)	5,571	14,256	25,476	(296)	37,527
Intercompany	16,121	243	(12,202)	(4,162)	-	-
Pretax (loss) income	(50,723)	(55,826)	16,861	(23,343)	687	(112,344)
Three Months Ended September 30, 2009 Revenues: External: Finance charges	$ 425,047	$ 99,727	$ -	$ (3,932)	$ -	$ 520,842
Insurance	119	-	33,784	(15)	-	33,888
Other	(9,191)	7,400	15,165	24,252	(2,217)	35,409
Intercompany	17,226	455	(13,436)	(4,245)	-	-
Pretax (loss) income	(17,629)	(71,850)	15,207	(50,442)	(1,777)	(126,491)
Nine Months Ended September 30, 2010 Revenues: External: Finance charges	$1,088,732	$ 278,749	$ -	$ (2,207)	$ -	$1,365,274
Insurance	305	-	93,233	96	-	93,634
Other	(9,012)	27,635	42,623	106,572	(8,542)	159,276
Intercompany	48,940	837	(37,117)	(12,660)	-	-
Pretax (loss) income	(12,739)	(161,506)	44,926	(31,247)	(190)	(160,756)
Nine Months Ended September 30, 2009 Revenues: External: Finance charges	$1,321,688	$ 350,903	$ -	$(10,566)	$ -	$1,662,025
Insurance	367	-	102,488	71	-	102,926
Other	(27,605)	(82,927)	44,503	(25,537)	(6,656)	(98,222)
Intercompany	52,176	1,813	(40,791)	(13,198)	-	-
Pretax (loss) income	(187,944)	(266,664)	40,544	(177,206)	(4,058)	(595,328)

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

AIG Bank, WFI, and AGFI also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of September 30, 2010, we have donated $13.5 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates (included in other revenues) as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of September 30, 2010, we have made reimbursements of $61.9 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. As of September 30, 2010, we have also reduced the reserve by $90.7 million as an addition to net service fees from affiliates (included in other revenues) resulting from our subsequent evaluations of our loss exposure. At September 30, 2010, this reserve totaled $3.9 million. As the estimate is based on judgments and assumptions made by management, the actual cost of the remediation program may differ from our estimate.

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

Fair Value Measurements – Recurring Basis

On a recurring basis, we measure the fair value of investment securities, cash and cash equivalents, short-term investments, and derivative assets and liabilities. The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting (a)	At Fair Value
September 30, 2010 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,849	$ -	$ -	$ 9,849
Obligations of states, municipalities, and political subdivisions	-	229,804	-	-	229,804
Corporate debt	-	328,032	44,880	-	372,912
RMBS	-	134,007	2,059	-	136,066
CMBS	-	2,625	12,419	-	15,044
CDO/ABS	-	5,504	12,761	-	18,265
Total	-	709,821	72,119	-	781,940
Preferred stocks	-	4,506	-	-	4,506
Other long-term investments (b)	-	-	6,662	-	6,662
Common stocks (c)	2,248	-	5	-	2,253
Total	2,248	714,327	78,786	-	795,361
Cash and cash equivalents in AIG pools	-	15,676	-	-	15,676
Short-term investments	-	-	-	-	-
Derivatives: Cross currency and cross currency interest rate	-	226,687	-	(51,605)	175,082
Equity-indexed	-	-	1,969	-	1,969
Total	-	226,687	1,969	(51,605)	177,051
Total	$2,248	$956,690	$80,755	$ (51,605)	$988,088
Liabilities
Derivatives: Cross currency and cross currency interest rate	$ -	$ 51,605	$ -	$ (51,605)	$ -
Equity-indexed	-	547	-	-	547
Total	$ -	$ 52,152	$ -	$ (51,605)	$ 547
December 31, 2009 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,184	$ -	$ -	$ 9,184
Obligations of states, municipalities, and political subdivisions	-	234,252	-	-	234,252
Corporate debt	-	308,236	49,978	-	358,214
RMBS	-	79,242	449	-	79,691
CMBS	-	5,357	7,841	-	13,198
CDO/ABS	-	11,300	11,381	-	22,681
Total	-	647,571	69,649	-	717,220
Preferred stocks	-	3,644	-	-	3,644
Other long-term investments (b)	-	-	7,758	-	7,758
Common stocks	3,013	-	261	-	3,274
Total	3,013	651,215	77,668	-	731,896
Cash and cash equivalents in AIG pools	-	36,123	-	-	36,123
Derivatives	-	290,617	1,645	(111,230)	181,032
Total	$3,013	$977,955	$79,313	$(111,230)	$949,051
Liabilities
Derivatives	$ -	$111,713	$ -	$(111,230)	$ 483

(a)

Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with the authoritative guidance for certain contracts.

(b)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.4 million at September 30, 2010 and December 31, 2009.

(c)

Common stocks excluded stocks not carried at fair value of $0.6 million at September 30, 2010.

We had no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2010.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2010 and 2009:

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Other	Balance at end of period
Three Months Ended September 30, 2010 Investment securities: Bonds: Corporate debt	$27,543	$ (1)	$ 910	$ (94)	$ 16,522	$ -	$44,880
RMBS	573	(403)	416	-	1,473	-	2,059
CMBS	11,887	(81)	799	(186)	-	-	12,419
CDO/ABS	12,673	-	548	(460)	-	-	12,761
Total	52,676	(485)	2,673	(740)	17,995	-	72,119
Other long-term investments (a)	7,087	271	(383)	(313)	-	-	6,662
Common stocks	6	-	-	(1)	-	-	5
Total investment securities	59,769	(214)	2,290	(1,054)	17,995	-	78,786
Derivatives	1,839	(163)	-	293	-	-	1,969
Total assets	$61,608	$ (377)	$ 2,290	$ (761)	$ 17,995	$ -	$80,755
Three Months Ended September 30, 2009 Investment securities: Bonds: Corporate debt	$68,515	$ (1)	$ 5,752	$ (439)	$(11,196)	$ -	$62,631
RMBS	326	(2)	230	(35)	(220)	4	303
CMBS	9,578	(11)	(1,081)	(38)	-	13	8,461
CDO/ABS	13,809	(109)	2,371	(474)	-	81	15,678
Total	92,228	(123)	7,272	(986)	(11,416)	98	87,073
Other long-term investments (a)	6,504	(129)	876	(152)	-	-	7,099
Common stocks	7	-	(1)	-	-	-	6
Total investment securities	98,739	(252)	8,147	(1,138)	(11,416)	98	94,178
Derivatives	831	678	-	12	-	-	1,521
Total assets	$99,570	$ 426	$ 8,147	$(1,126)	$(11,416)	$98	$95,699

(a)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.4 million at September 30, 2010 and September 30, 2009.

During the three months ended September 30, 2010, we transferred into Level 3 approximately $18.0 million of assets, consisting of certain private placement corporate debt and RMBS. Transfers into Level 3 for private placement corporate debt are primarily the result of our over-riding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that we believe were not captured in the matrix. Transfers into Level 3 for investments in RMBS are primarily due to a decrease in market transparency and downward credit migration of these securities.

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the three months ended September 30, 2010, we did not transfer any assets out of Level 3. During the three months ended September 30, 2009, we transferred approximately $11.4 million of assets out of Level 3, consisting of certain private placement corporate debt and RMBS. Transfers out of Level 3 for private placement corporate debt are primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for RMBS investments are primarily due to increased usage of pricing from valuation service providers that are reflective of market activity, where previously an internally adjusted price had been used.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2010 and 2009:

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Other (a)	Balance at end of period
Nine Months Ended September 30, 2010 Investment securities: Bonds: Corporate debt	$49,978	$ (1)	$ 2,837	$(3,665)	$ (4,269)	$ -	$44,880
RMBS	449	(401)	538	-	1,473	-	2,059
CMBS	7,841	(4,826)	5,784	(517)	4,137	-	12,419
CDO/ABS	11,381	(3)	1,080	(1,638)	1,941	-	12,761
Total	69,649	(5,231)	10,239	(5,820)	3,282	-	72,119
Other long-term investments (b)	7,758	132	150	(1,378)	-	-	6,662
Common stocks	261	(2)	2	300	(556)	-	5
Total investment securities	77,668	(5,101)	10,391	(6,898)	2,726	-	78,786
Derivatives	1,645	21	-	303	-	-	1,969
Total assets	$79,313	$(5,080)	$10,391	$(6,595)	$ 2,726	$ -	$80,755
Nine Months Ended September 30, 2009 Investment securities: Bonds: Corporate debt	$47,323	$ 48	$12,533	$ (553)	$ 3,280	$ -	$62,631
RMBS	394	(15)	(509)	(35)	(220)	688	303
CMBS	9,633	41	(6,615)	(338)	-	5,740	8,461
CDO/ABS	5,672	(1,665)	(12,835)	(1,709)	12,563	13,652	15,678
Total	63,022	(1,591)	(7,426)	(2,635)	15,623	20,080	87,073
Other long-term investments (b)	9,579	88	(2,199)	(369)	-	-	7,099
Common stocks	7	-	(1)	-	-	-	6
Total investment securities	72,608	(1,503)	(9,626)	(3,004)	15,623	20,080	94,178
Derivatives	1,341	106	-	74	-	-	1,521
Total assets	$73,949	$(1,397)	$ (9,626)	$(2,930)	$15,623	$20,080	$95,699

(a)

We adopted a new accounting standard relating to the recognition and presentation of other-than-temporary impairments on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of level 3 investment securities by $20.0 million.

(b)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.4 million at September 30, 2010 and September 30, 2009.

During the nine months ended September 30, 2010, we transferred into Level 3 approximately $24.1 million of assets, consisting of certain private placement corporate debt, CMBS, CDO/ABS, and RMBS. Transfers into Level 3 for private placement corporate debt are primarily the result of our over-riding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that we believe were not captured in the matrix. Transfers into Level 3 for investments in CMBS, CDO/ABS, and RMBS are primarily due to a decrease in market transparency and downward credit migration of these securities. During the nine months ended September 30, 2009, we transferred into Level 3 approximately $15.8 million of assets, consisting of certain CDO/ABS and private placement corporate debt.

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the nine months ended September 30, 2010, we transferred approximately $21.3 million of assets out of Level 3, consisting of certain private placement corporate debt and common stock. Transfers out of Level 3 for private placement corporate debt and common stock are primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. During the nine months ended September 30, 2009, we transferred approximately $0.2 million of assets out of Level 3, consisting of certain RMBS.

There were no unrealized gains or losses recognized in earnings on instruments held at September 30, 2010 or 2009.

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

Impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Real estate owned	$10,090	$ 6,667	$27,695	$ 26,141
Finance receivables held for sale	-	16,090	-	94,717
Total	$10,090	$22,757	$27,695	$120,858

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2010 Real estate owned	$ -	$ -	$180,114	$180,114
December 31, 2009 Real estate owned	$ -	$ -	$162,980	$162,980
Finance receivables held for sale	-	-	687,969	687,969
Total	$ -	$ -	$850,949	$850,949

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value for the three and nine months ended September 30, 2010 and 2009 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for certain mortgage banking activities, we wrote down certain finance receivables held for sale reported in our centralized real estate business segment to their fair value for the three and nine months ended September 30, 2009 and recorded the writedowns in other revenues. We did not record any impairment charges on our finance receivables held for sale during the nine months ended September 30, 2010.

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

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$15,691,666	$14,231,546	$16,699,075	$15,583,182
Cash and cash equivalents (excluding cash and cash equivalents in AIG pools and short-term investments)	451,529	451,529	1,256,498	1,256,498
Liabilities Long-term debt	16,725,418	15,317,313	17,475,107	14,674,482
Short-term debt	-	-	2,050,000	2,016,243
Off-balance sheet financial instruments Unused customer credit limits	-	-	-	-

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

Unused Customer Credit Limits

The unused credit limits available to our customers have no fair value. The interest rates charged on our loan and retail revolving lines of credit are adjustable and reprice frequently. These amounts, in part or in total, can be cancelled at our discretion.

The unused credit limits available to the customers of AIG Bank, which sold private label receivables to us under a participation agreement, had no fair value. The interest rates charged on the private label lines of credit could have been changed at AIG Bank’s discretion. These amounts, in part or in total, could have been cancelled at the discretion of AIG Bank. See Note 4 for discussion regarding the termination of this participation agreement on September 30, 2010.

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

•

credit ratings actions on our debt;

•

constraints on our business until the closing of the FCFI Transaction resulting from the FRBNY Credit Agreement, including on our ability to pursue (and retain proceeds from) certain funding sources without AIG receiving prior consent from the FRBNY;

•

potential costs for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines by the United Kingdom Financial Services Authority for sales of payment protection insurance, including possible refunds to customers;

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened regulatory scrutiny of foreclosure practices in the industry generally nationwide;

•

potential liability relating to real estate loans which we have sold or securitized if it is determined that there was a breach of a warranty made in connection with the transaction;

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

•

the costs and effects of any litigation or governmental inquiries or investigations involving us, particularly those that are determined adversely to us;

•

changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•

the undetermined effects of the FCFI Transaction (whether or not consummated), including the availability of support from our new ownership and the effect of any changes to our operations, capitalization, and business strategies;

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

GOING CONCERN CONSIDERATION

Sale of 80% of AGFI

On August 10, 2010, AIG entered into the Purchase Agreement with the Acquiror, an affiliate of Fortress Investment Group LLC. Under the Purchase Agreement, among other things, the Acquiror will indirectly acquire 80% of AGFI, and AIG will retain a 20% economic interest in AGFI. The parties expect that the FCFI Transaction will close by the end of 2010, subject to regulatory approvals and customary closing conditions. The potential effects of the FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

Liquidity of the Company

Since the events of September 2008 and through the filing of this report, our access to capital markets has been limited and obtained primarily through funding structures different than our more traditional borrowing transactions prior to 2008. This alternative funding approach was due to a combination of the challenges facing AIG, our operating results, downgrades of our debt credit ratings, and market concerns as to our available sources of funding following the turmoil in the capital markets beginning in 2008. While overall credit markets and our near-term liquidity position each have improved compared to late 2008 and much of 2009, we cannot determine to what extent access to our more traditional borrowing sources will be available to us again.

In addition to finance receivable collections, we have engaged in other efforts to support our liquidity and raise capital to meet our financial and operating obligations. These efforts have included additional borrowings, on-balance sheet securitizations, portfolio sales, expense reductions, and branch closures, while continuing to limit our new lending. The exact nature and magnitude of any additional measures needed to support our liquidity or raise capital will be driven by our available resources and needs, prevailing market conditions, and the results of our operations.

During 2010, we continued to manage liquidity and generated additional funding through two significant transactions. In March 2010, we securitized $1.0 billion of real estate loans and sold $501.3 million in senior certificates (while retaining subordinated notes for possible future sale) and separately received AIG’s repayment of its $1.6 billion in demand promissory notes to us. In April 2010, we executed and fully drew down on a $3.0 billion five-year secured term loan. AGFC and AGFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by AGFC and $400.0 million repaid by AGFI) and the AGFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. With these repayments, there are no remaining AGFC or AGFI debt agreements that require AGFC to maintain a minimum specified dollar amount of AGFC consolidated net worth, or require AIG to maintain majority ownership of AGFC or AGFI. Based upon our estimates and taking into account the risks and uncertainties of operating plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

As disclosed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, based on our level of liquidity and expected future sources of funding, including future cash flows from operations, AIG expects that we will be able to meet our existing obligations as they become due for at least the next twelve months in the event that the FCFI Transaction does not close.

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

•

our ability to complete on favorable terms, as needed, additional borrowings, on-balance sheet securitizations, portfolio sales, or other transactions to improve liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

•

our significant reliance upon debt to fund our operations;

•

our access to unsecured debt markets and other sources of funding, and the potential increased cost of funding sources as compared to historic borrowing rates;

•

adverse credit ratings actions on our debt;

•

constraints on our business until the closing of the FCFI Transaction resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

potential costs for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines by the United Kingdom Financial Services Authority for sales of payment protection insurance, including possible refunds to customers;

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened regulatory scrutiny of foreclosure practices in the industry generally nationwide;

•

potential liability relating to real estate loans which we have sold or securitized if it is determined that there was a breach of a warranty made in connection with the transaction;

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

•

the undetermined effects of the FCFI Transaction (whether or not consummated), including the availability of support from our new ownership and the effect of any changes to our operations, capitalization, and business strategies.

In our going concern assessment, we assumed that there will be no support required from AIG and no material change in our current liquidity sources and capitalization management.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third party financing is not available, there could exist substantial doubt about our ability to continue as a going concern.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital has varied primarily with the amount of our net finance receivables. We have historically based our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding.

September 30,	2010		2009
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$16,725.4	87%	$19,173.1	80%
Short-term debt	-	-	2,050.0	9
Total debt	16,725.4	87	21,223.1	89
Equity	2,441.7	13	2,571.0	11
Total capital	$19,167.1	100%	$23,794.1	100%
Net finance receivables	$17,095.6		$19,267.4

We have historically issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. Until September 2008, AGFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years, and AGFC obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. We issued such commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At September 30, 2010, we had no issuances of commercial paper outstanding.

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

Due to the Company’s and AIG’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity and maintaining compliance with our existing debt agreements, and not on achieving our target leverage. This focus will likely continue as long as the availability of cost-effective funding sources limits our funding activities, and thereby could result in AGFC’s actual leverage being different than our historical target leverage. Our adjusted tangible leverage at September 30, 2010 was 6.12x compared to 7.30x at September 30, 2009, and 7.31x at December 31, 2009. In calculating September 30, 2010 leverage, management deducted $297.2 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 6.01x (including the $750.0 million loaned to AIG under a demand note as a cash equivalent debt reduction would lower this September 30, 2010 leverage measurement to 5.73x). In calculating December 31, 2009 leverage, management deducted $1.1 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 6.88x (including the $1.6 billion loaned to AIG under a demand note as a cash equivalent debt reduction would lower this December 31, 2009 leverage measurement to 6.30x).

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

Based upon AGFC’s financial results for the twelve months ended September 30, 2010, a mandatory trigger event occurred under AGFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2011. The mandatory trigger event requires AGFC to defer interest payments to the junior subordinated debt holders (and not make dividend payments to AGFI) unless AGFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date and pays such amount to the junior subordinated debt holders. As of November 12, 2010, AGFC has not obtained the non-debt capital funding necessary to satisfy the January 2011 interest payments required by AGFC’s hybrid debt.

Reconciliations of total debt to adjusted debt were as follows:

	September 30,	September 30,	December 31,
(dollars in millions)	2010	2009	2009
Total debt	$16,725.4	$21,223.1	$19,525.1
75% of hybrid debt	(262.0)	(262.0)	(262.0)
Adjusted debt	$16,463.4	$20,961.1	$19,263.1

Reconciliations of equity to adjusted tangible equity were as follows:

	September 30,	September 30,	December 31,
(dollars in millions)	2010	2009	2009
Equity	$2,441.7	$2,571.0	$2,375.6
75% of hybrid debt	262.0	262.0	262.0
Accumulated other comprehensive (income) loss	(13.0)	38.6	(1.8)
Adjusted tangible equity	$2,690.7	$2,871.6	$2,635.8

Liquidity Facilities

We historically maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008, including our 364-day facility ($2.050 billion drawn by AGFC and $400.0 million drawn by AGFI) and the AGFC $2.125 billion multi-year facility. At September 30, 2009, AGFC’s outstanding borrowings under the committed credit facilities totaled $4.2 billion.

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

AGFC and certain of its subsidiaries also had an uncommitted credit facility of $75.0 million at September 30, 2010 and 2009. A portion of the uncommitted facility was shared with AGFI and could be increased depending upon lender ability to participate its loans under the facility. There were no amounts outstanding under the uncommitted credit facility at September 30, 2010 or 2009.

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

Principal sources and uses of cash were as follows:

Nine Months Ended September 30,
(dollars in millions)	2010	2009
Principal sources of cash: Net collections/originations and purchases of finance receivables	$1,357.4	$1,934.9
Net repayment/establishment of note receivable from affiliate	800.9	-
Operations	262.4	386.7
Sales and principal collections of finance receivables held for sale originated as held for investment	37.8	1,755.2
Capital contributions	21.9	602.6
Total	$2,480.4	$4,679.4
Principal uses of cash: Net repayment/issuances of debt	$3,172.1	$2,129.4
Establishment of note receivable from affiliate	-	1,550.9
Total	$3,172.1	$3,680.3

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

•

our ability to complete on favorable terms, as needed, additional borrowings, on-balance sheet securitizations, portfolio sales, or other transactions to improve liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

•

our significant reliance upon debt to fund our operations;

•

our access to unsecured debt markets and other sources of funding, and the potential increased cost of funding sources as compared to historic borrowing rates;

•

adverse credit ratings actions on our debt;

•

constraints on our business until the closing of the FCFI Transaction resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

potential costs for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines by the United Kingdom Financial Services Authority for sales of payment protection insurance, including possible refunds to customers;

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened regulatory scrutiny of foreclosure practices in the industry generally nationwide;

•

potential liability relating to real estate loans which we have sold or securitized if it is determined that there was a breach of a warranty made in connection with the transaction;

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

•

the undetermined effects of the FCFI Transaction (whether or not consummated), including the availability of support from our new ownership and the effect of any changes to our operations, capitalization, and business strategies.

These factors, individually and collectively, will have a significant effect on our ability to generate sufficient cash to repay indebtedness as it becomes due and profitably operate our business.

In our going concern assessment, we assumed that there will be no support required from AIG and no material change in our current liquidity sources and capitalization management.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to loss associated with unconsolidated VIEs at September 30, 2010 and December 31, 2009.

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

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Net finance receivables: Branch real estate loans			$ 7,521.1	$ 8,032.8
Centralized real estate			6,296.5	6,777.7
Branch non-real estate loans			2,801.6	3,297.3
Branch retail sales finance			624.9	1,361.2
Total segment net finance receivables			17,244.1	19,469.0
All other			(148.5)	(201.6)
Net finance receivables			$17,095.6	$19,267.4
Yield: Branch real estate loans	8.93%	9.49%	9.03%	9.46%
Centralized real estate	5.69	5.63	5.83	5.91
Branch non-real estate loans	21.94	20.63	21.62	20.38
Branch retail sales finance	14.23	12.56	14.69	11.78
Total segment yield	10.06	10.25	10.22	10.16
All other effect on yield	0.08	0.03	0.08	0.05
Total yield	10.14	10.28	10.30	10.21
Charge-off ratio: Branch real estate loans	3.18%	3.63%	3.23%	3.17%
Centralized real estate	2.02	2.64	2.13	1.95
Branch non-real estate loans	5.43	8.45	6.26	8.25
Branch retail sales finance	9.26	6.07	9.18	5.21
Total segment charge-off ratio	3.36	4.28	3.62	3.73
All other effect on charge-off ratio	0.02	0.05	0.04	0.04
Total charge-off ratio	3.38	4.33	3.66	3.77
Delinquency ratio: Branch real estate loans			6.21%	7.14%
Centralized real estate			8.35	7.21
Branch non-real estate loans			4.05	5.09
Branch retail sales finance			5.86	4.56
Total segment delinquency ratio			6.60	6.60
All other effect on delinquency ratio			0.06	0.07
Total delinquency ratio			6.66	6.67

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Balance at beginning of period: Branch real estate loans	$ 540.2	$ 439.3	$ 624.3	$ 394.1
Centralized real estate	594.4	439.4	536.4	369.8
Branch non-real estate loans	247.2	380.3	288.5	297.3
Branch retail sales finance	46.9	56.7	63.6	65.0
Total segment	1,428.7	1,315.7	1,512.8	1,126.2
All other	3.9	-	3.5	-
Total	$1,432.6	$1,315.7	$1,516.3	$1,126.2
Provision for finance receivable losses: Branch real estate loans	$ 71.0	$ 121.8	$ 104.6	$ 298.1
Centralized real estate	33.2	73.5	160.8	229.9
Branch non-real estate loans	5.9	26.0	61.3	261.5
Branch retail sales finance	9.6	27.5	32.0	66.5
Total segment	119.7	248.8	358.7	856.0
All other	(0.5)	3.5	0.1	3.7
Total	$ 119.2	$ 252.3	$ 358.8	$ 859.7
Charge-offs: Branch real estate loans	$ (63.3)	$ (78.7)	$ (195.2)	$ (213.2)
Centralized real estate	(32.9)	(47.4)	(104.1)	(119.6)
Branch non-real estate loans	(48.1)	(81.0)	(167.7)	(249.9)
Branch retail sales finance	(19.4)	(26.4)	(68.9)	(78.9)
Total segment	(163.7)	(233.5)	(535.9)	(661.6)
All other	0.5	(0.4)	0.3	(0.7)
Total	$ (163.2)	$ (233.9)	$ (535.6)	$ (662.3)
Recoveries: Branch real estate loans	$ 2.4	$ 1.7	$ 7.7	$ 5.1
Centralized real estate	0.3	0.7	1.9	1.5
Branch non-real estate loans	9.3	8.5	28.7	24.9
Branch retail sales finance	3.3	2.5	9.9	7.7
Total segment	15.3	13.4	48.2	39.2
All other	0.1	-	0.1	0.1
Total	$ 15.4	$ 13.4	$ 48.3	$ 39.3
Affiliates contributed by AGFI to AGFC: Branch real estate loans	$ -	$ -	$ 8.9	$ -
Branch non-real estate loans	-	-	3.5	-
Branch retail sales finance	-	-	3.8	-
Total segment	$ -	$ -	$ 16.2	$ -
Transfers to finance receivables held for sale: Branch real estate loans	$ -	$ (3.8)	$ -	$ (3.8)
Centralized real estate	-	(2.1)	-	(17.5)
Total segment	$ -	$ (5.9)	$ -	$ (21.3)
Balance at end of period: Branch real estate loans	$ 550.3	$ 480.3	$ 550.3	$ 480.3
Centralized real estate	595.0	464.1	595.0	464.1
Branch non-real estate loans	214.3	333.8	214.3	333.8
Branch retail sales finance	40.4	60.3	40.4	60.3
Total segment	1,400.0	1,338.5	1,400.0	1,338.5
All other	4.0	3.1	4.0	3.1
Total	$1,404.0	$1,341.6	$1,404.0	$1,341.6

Fair Isaac Corporation (FICO) Credit Scores

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

September 30,
(dollars in millions)	2010	2009
Net finance receivables: Branch real estate loans:
Prime	$1,257.4	$1,288.4
Non-prime	1,383.5	1,485.7
Sub-prime	4,876.1	5,247.4
Other/FICO unavailable	4.1	11.3
Total	$7,521.1	$8,032.8
Centralized real estate loans:
Prime	$4,653.0	$5,087.3
Non-prime	1,194.2	1,220.0
Sub-prime	452.3	467.2
Other/FICO unavailable	(3.0)	3.2
Total	$6,296.5	$6,777.7
Branch non-real estate loans:
Prime	$ 553.6	$ 593.4
Non-prime	628.5	739.0
Sub-prime	1,620.0	1,953.8
Other/FICO unavailable	(0.5)	11.1
Total	$2,801.6	$3,297.3
Branch retail sales finance:
Prime	$ 281.6	$ 843.6
Non-prime	90.8	205.2
Sub-prime	247.1	301.0
Other/FICO unavailable	5.4	11.4
Total	$ 624.9	$1,361.2

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

September 30,	2010	2009
Delinquency ratio: Branch real estate loans:
Prime	3.92%	4.29%
Non-prime	5.57	6.33
Sub-prime	6.99	8.04
Other/FICO unavailable	3.79	19.50
Total	6.21	7.14
Centralized real estate loans:
Prime	6.84%	5.71%
Non-prime	12.27	11.46
Sub-prime	13.44	12.37
Other/FICO unavailable	-	3.07
Total	8.35	7.21
Branch non-real estate loans:
Prime	2.14%	2.80%
Non-prime	3.22	4.38
Sub-prime	5.02	6.03
Other/FICO unavailable	N/M*	6.35
Total	4.05	5.09
Branch retail sales finance:
Prime	4.24%	2.72%
Non-prime	7.32	7.68
Sub-prime	7.31	7.99
Other/FICO unavailable	3.40	2.34
Total	5.86	4.56

*

Not meaningful.

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

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO
September 30, 2010 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$4,876.1	6.99%	74.8%	557
Second mortgages	$ 974.1	8.02%	N/A (b)	602
LTV greater than 95.5% at origination	$ 298.7	5.98%	97.8%	611
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$1,021.9	10.74%	88.5%	708
Sub-prime	$ 452.3	13.44%	77.3%	586
Second mortgages	$ 37.1	3.48%	N/A	703
LTV greater than 95.5% at origination	$2,107.3	7.49%	99.4%	709
Low documentation	$ 360.4	13.27%	76.5%	665
September 30, 2009 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$5,247.4	8.04%	74.9%	557
Second mortgages	$1,173.9	8.24%	N/A	602
LTV greater than 95.5% at origination	$ 334.7	7.59%	97.8%	612
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$1,200.8	8.66%	88.3%	709
Sub-prime	$ 467.2	12.37%	76.8%	586
Second mortgages	$ 47.1	5.19%	N/A	700
LTV greater than 95.5% at origination	$2,469.6	5.69%	99.4%	710
Low documentation	$ 377.8	13.52%	76.7%	665

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

(b)

Not available.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Branch Higher-risk real estate loans charge-off ratios: Interest only (a)
Sub-prime	3.54%	3.81%	3.60%	3.55%
Second mortgages	9.78%	11.33%	9.71%	10.19%
LTV greater than 95.5% at origination	3.62%	4.80%	3.91%	4.73%
Low documentation (a)
Centralized Real Estate Higher-risk real estate loans charge-off ratios: Interest only	3.23%	5.04%	3.34%	3.95%
Sub-prime	2.19%	2.55%	2.58%	2.07%
Second mortgages	2.54%	3.62%	2.44%	2.57%
LTV greater than 95.5% at origination	2.29%	3.08%	2.36%	2.40%
Low documentation	1.61%	2.76%	1.96%	3.21%

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the current estimated LTV ratio exceeds 100% at September 30, 2010 was $2.9 billion, or 21%, of total real estate loans, compared to $2.4 billion, or 17%, at December 31, 2009.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net (Loss) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Net (loss) income	$ (21.8)	$231.4	$ 34.9	$(236.4)
Amount change	$(253.2)	$727.1	$271.3	$ 321.8
Percent change	(109)%	147%	115%	58%
Return on average assets	(0.43)%	3.76%	0.22%	(1.27)%
Return on average equity	(3.55)%	39.85%	1.94%	(13.49)%
Ratio of earnings to fixed charges (a)	N/A	N/A	N/A	N/A

(a)

Not applicable. Earnings were inadequate to cover total fixed charges by $112.3 million for the three months ended September 30, 2010 and $160.8 million for the nine months ended September 30, 2010. Earnings were inadequate to cover total fixed charges by $126.5 million for the three months ended September 30, 2009 and $595.3 million for the nine months ended September 30, 2009.

During 2009, the U.S. residential real estate and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. Many of these 2009 trends carried over into 2010. These market disruptions negatively impacted our results for the three and nine months ended September 30, 2010 and 2009.

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

Net loss for the three months ended September 30, 2010 compared to net income for the three months ended September 30, 2009 reflected lower benefit from income taxes, lower finance charges primarily resulting from the 2009 sales of real estate loan portfolios as part of our liquidity management efforts, and higher operating expenses, partially offset by lower provision for finance receivable losses. See Benefit from Income Taxes, Finance Charges, Operating Expenses, and Provision for Finance Receivable Losses for further information.

Net income for the nine months ended September 30, 2010 compared to net loss for the same period in 2009 reflected lower provision for finance receivable losses, higher other revenues resulting from gains arising from derivative adjustments and foreign exchange gains on foreign currency denominated debt, and higher finance receivables held for sale originated as held for investment revenues, partially offset by lower finance charges primarily resulting from the 2009 sales of real estate loan portfolios as part of our liquidity management efforts and lower benefit from income taxes. See Provision for Finance Receivable Losses, Other Revenues, Finance Receivables Held for Sale Originated as Held for Investment Revenues, Finance Charges, and Benefit from Income Taxes for further information.

Benefit from income taxes for the three and nine months ended September 30, 2010 reflected AIG’s projection that it will have sufficient taxable income in 2010 to utilize our current year estimated tax losses. As a result, we had classified $185.2 million, the tax effect of our 2010 losses, as a current tax receivable. See Benefit from Income Taxes for further information.

See Note 15 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Real estate loans	$ 263.0	$ 296.3	$ 796.4	$ 953.6
Non-real estate loans	157.1	176.5	477.4	551.5
Retail sales finance	24.3	48.0	91.5	156.9
Total	$ 444.4	$ 520.8	$ 1,365.3	$ 1,662.0
Amount change	$ (76.4)	$ (131.3)	$ (296.7)	$ (295.2)
Percent change	(15)%	(20)%	(18)%	(15)%
Average net receivables	$17,411.3	$20,126.1	$17,712.5	$21,756.5
Yield	10.14%	10.28%	10.30%	10.21%

Finance charges decreased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Decrease in average net receivables	$(72.2)	$(139.1)	$(311.0)	$(280.1)
Change in yield	(4.2)	7.8	14.3	(9.8)
Change in number of days	-	-	-	(5.3)
Total	$ (76.4)	$(131.3)	$(296.7)	$(295.2)

Average net receivables and changes in average net receivables by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$13,883.0	$(1,321.1)	$15,204.1	$(4,073.3)
Non-real estate loans	2,851.3	(553.9)	3,405.2	(721.4)
Retail sales finance	677.0	(839.8)	1,516.8	(704.8)
Total	$17,411.3	$(2,714.8)	$20,126.1	$(5,499.5)
Percent change		(13)%		(21)%

Nine Months Ended September 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$13,936.6	$(2,424.2)	$16,360.8	$(2,860.6)
Non-real estate loans	2,945.2	(671.3)	3,616.5	(423.7)
Retail sales finance	830.7	(948.5)	1,779.2	(382.9)
Total	$17,712.5	$(4,044.0)	$21,756.5	$(3,667.2)
Percent change		(19)%		(14)%

The decrease in average net finance receivables for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 reflected our tighter underwriting guidelines and liquidity management efforts. We transfer finance receivables to finance receivables held for sale when it is probable that, as part of our liquidity management efforts, management’s intent or ability is to no longer hold those finance receivables for the foreseeable future. During 2009, we transferred $1.8 billion of real estate loans from finance receivables to finance receivables held for sale.

In February 2010, we transferred $170.7 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future. As of September 30, 2010, management has both the intent and ability to hold the remainder of the finance receivable portfolio for the foreseeable future.

Yield and changes in yield in basis points (bp) by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2010		2009
	Yield	Change	Yield	Change
Real estate loans	7.52%	(22) bp	7.74%	(20) bp
Non-real estate loans	21.93	131	20.62	62
Retail sales finance	14.25	169	12.56	177
Total	10.14	(14)	10.28	15

Nine Months Ended September 30,	2010		2009
	Yield	Change	Yield	Change
Real estate loans	7.64%	(15) bp	7.79%	(31) bp
Non-real estate loans	21.65	128	20.37	11
Retail sales finance	14.71	293	11.78	75
Total	10.30	9	10.21	(7)

Yield decreased for the three months ended September 30, 2010 when compared to the same period in 2009 primarily due to lower real estate loan yield reflecting the increase of real estate loan modifications, including TDRs (which result in reduced finance charges), partially offset by higher non-real estate loan and retail sales finance yields reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products.

Yield increased for the nine months ended September 30, 2010 when compared to the same period in 2009 primarily due to higher non-real estate loan and retail sales finance yields reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products, partially offset by lower real estate loan yield reflecting the increase of real estate loan modifications, including TDRs (which result in reduced finance charges).

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Earned premiums	$30.6	$33.8	$93.1	$102.4
Commissions	0.2	0.1	0.5	0.5
Total	$30.8	$33.9	$93.6	$102.9
Amount change	$(3.1)	$(5.7)	$(9.3)	$(17.4)
Percent change	(9)%	(14)%	(9)%	(14)%

Earned premiums decreased for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 primarily due to a decrease in credit earned premiums.

Finance Receivables Held for Sale Originated as Held for Investment Revenues

Finance receivables held for sale originated as held for investment revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Interest income	$ -	$ 13.7	$ 20.4	$ 24.0
Mark to market provision	-	(15.8)	-	(94.2)
Net loss on sales	-	(1.4)	-	(16.2)
Total	$ -	$ (3.5)	$ 20.4	$(86.4)
Amount change	$3.5	$ (3.5)	$106.8	$(86.4)
Percent change	100%	N/A*	124%	N/A

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

During the three and nine months ended September 30, 2009, we transferred $427.4 million and $1.7 billion, respectively, of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a mark to market provision on finance receivables held for sale originated as held for investment for the three and nine months ended September 30, 2009 of $15.8 million and $94.2 million, respectively, was necessary to reduce the carrying amount of these finance receivables held for sale to fair value.

Investment Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Investment revenue	$13.0	$12.1	$31.2	$35.4
Amount change	$ 0.9	$25.3	$(4.2)	$25.7
Percent change	7%	191%	(12)%	266%

Investment revenue was affected by the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Average invested assets	$938.8	$929.6	$940.9	$911.5
Average invested asset yield	5.69%	5.88%	5.67%	5.87%
Net realized losses on investment securities	$ (0.6)	$ (1.4)	$ (7.7)	$ (5.8)

Other Revenues

Other revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Derivative adjustments	$ 96.4	$ 45.3	$ 58.4	$ 19.2
Foreign exchange (loss) gain on foreign currency denominated debt	(79.4)	(29.9)	36.7	(68.1)
Writedowns on real estate owned	(10.1)	(6.7)	(27.7)	(26.1)
Interest revenue – notes receivable from AGFI	5.6	3.5	12.6	10.2
Net service fees from affiliates	5.2	16.5	6.9	19.8
Mortgage banking revenues	0.3	(5.1)	5.5	(2.3)
Net loss on sales of real estate owned	(1.4)	(3.7)	(4.7)	(15.5)
Loan brokerage fees	1.4	1.9	4.4	5.0
Other	6.6	5.0	15.5	10.5
Total	$ 24.6	$ 26.8	$107.6	$(47.3)
Amount change	$ (2.2)	$ 11.0	$154.9	$(60.8)
Percent change	(8)%	70%	328%	(448)%

Other revenues for the three months ended September 30, 2010 reflected gains arising from derivative adjustments that were not fully offset by foreign exchange losses on foreign currency denominated debt. Derivative adjustments for the three months ended September 30, 2010 included a mark to market gain of $70.6 million on our non-designated cross currency derivative and ineffectiveness gains of $20.6 million on our cash flow derivatives. These gains were partially offset by a credit valuation adjustment loss of $4.3 million on our non-designated cross currency derivative.

Other revenues for the nine months ended September 30, 2010 reflected gains arising from derivative adjustments and foreign exchange gains on foreign currency denominated debt. Derivative adjustments for the nine months ended September 30, 2010 included an other comprehensive income release gain of $68.8 million on cash flow hedge maturities and a credit valuation adjustment gain of $8.5 million on our non-designated cross currency derivative. These gains were partially offset by a mark to market loss of $25.1 million on our non-designated cross currency derivative and ineffectiveness losses of $7.4 million on our cash flow derivatives.

Other revenues for the three months ended September 30, 2009 reflected gains arising from derivative adjustments that were not fully offset by losses arising from foreign exchange losses on foreign currency denominated debt. Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a derivative adjustment gain of $48.8 million, partially offset by a foreign exchange loss of $29.9 million for the three months ended September 30, 2009. Derivative adjustments for the three months ended September 30, 2009 also included ineffectiveness losses of $7.0 million on our cash flow derivatives, partially offset by a credit valuation adjustment gain of $3.4 million on our non-designated cross currency derivative.

The loss in other revenues for the nine months ended September 30, 2009 reflected losses arising from foreign exchange losses on foreign currency denominated debt that were not fully offset by gains arising from derivative adjustments. Derivative adjustments for the nine months ended September 30, 2009 included a credit valuation adjustment loss of $33.5 million on our non-designated cross currency derivative and ineffectiveness losses of $22.1 million on our fair value and cash flow derivatives. Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a derivative adjustment gain of $75.6 million, partially offset by a foreign exchange loss of $68.6 million for the nine months ended September 30, 2009.

The credit valuation adjustment gains or losses on our non-designated cross currency derivative for the three and nine months ended September 30, 2010 and 2009 resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives prior to maturity. These derivatives are with AIGFP.

Net service fees from affiliates decreased for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 primarily due to lower 2010 reversals of reserves that were recorded in 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. (In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating finance receivables held for sale using our own state licenses.) We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. As a result of our evaluations of our loss exposure, we reduced the OTS remediation reserve by $5.1 million and $6.1 million, respectively, for the three and nine months ended September 30, 2010 and by $15.9 million and $17.6 million, respectively, for the three and nine months ended September 30, 2009. See Note 16 of the Notes to Condensed Consolidated Financial Statements for further information on the Supervisory Agreement.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Long-term debt	$ 277.6	$ 250.2	$ 773.4	$ 714.1
Short-term debt	-	23.7	27.6	77.3
Total	$ 277.6	$ 273.9	$ 801.0	$ 791.4
Amount change	$ 3.7	$ (24.1)	$ 9.6	$ (103.7)
Percent change	1%	(8)%	1%	(12)%
Average borrowings	$16,802.8	$21,034.3	$17,721.6	$21,500.1
Interest expense rate	6.57%	5.19%	6.01%	4.90%

Interest expense increased (decreased) due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Change in interest expense rate	$ 57.4	$ 14.2	$ 148.5	$ (13.5)
Decrease in average borrowings	(53.7)	(38.3)	(138.9)	(90.2)
Total	$ 3.7	$(24.1)	$ 9.6	$(103.7)

Average borrowings and changes in average borrowings by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$16,802.8	$(2,170.6)	$18,973.4	$(1,144.7)
Short-term debt	-	(2,060.9)	2,060.9	(1,947.4)
Total	$16,802.8	$(4,231.5)	$21,034.3	$(3,092.1)
Percent change		(20)%		(13)%

Nine Months Ended September 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,098.3	$(2,156.3)	$19,254.6	$(1,343.6)
Short-term debt	623.3	(1,622.2)	2,245.5	(1,071.9)
Total	$17,721.6	$(3,778.5)	$21,500.1	$(2,415.5)
Percent change		(18)%		(10)%

Contractual maturities of long-term debt at September 30, 2010 for the next four quarters were as follows:

Long-term
(dollars in millions)	Debt
Fourth quarter 2010	$ 205.6
First quarter 2011	676.7
Second quarter 2011	850.4
Third quarter 2011	1,056.5
Twelve months ended September 30, 2011	$2,789.2

During the twelve months ended September 30, 2010, AGFC issued $3.5 billion of long-term debt, including a $3.0 billion secured term loan executed in April 2010 and $501.3 million of senior debt via a securitization transaction. We used the proceeds of these long-term debt issuances to support our liquidity position.

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

Interest expense rate and changes in interest expense rate in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2010		2009
	Rate	Change	Rate	Change
Long-term debt	6.57%	130 bp	5.27%	2 bp
Short-term debt	-	N/M*	4.50	118
Total	6.57	138	5.19	23

*

Not meaningful

Nine Months Ended September 30,	2010		2009
	Rate	Change	Rate	Change
Long-term debt	6.02%	107 bp	4.95%	(30) bp
Short-term debt	5.75	121	4.54	122
Total	6.01	111	4.90	(8)

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

The following table presents the credit ratings of AGFI and AGFC as of November 12, 2010. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. AGFC does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

(d)

Developing Outlook.

(e)

Negative Outlook.

(f)

Negative Watch.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Salaries and benefits	$123.1	$ 100.8	$320.5	$ 325.7
Other operating expenses	95.8	75.4	262.5	237.8
Total	$218.9	$ 176.2	$583.0	$ 563.5
Amount change	$ 42.7	$(466.8)	$ 19.5	$(554.1)
Percent change	24%	(73)%	3%	(50)%
Operating expenses as a percentage of average net receivables	5.03%	3.50%	4.39%	3.45%

Salaries and benefits increased for the three months ended September 30, 2010 when compared to the same period in 2009 reflecting higher pension expenses and higher employee medical costs due to the 2010 medical claims exceeding the premium rates.

In third quarter 2010, we recorded out of period adjustments in salaries and benefits related to prior quarters and years, which increased operating expenses by $20.5 million for the three months ended September 30, 2010 and $19.1 million for the nine months ended September 30, 2010. These adjustments related to $14.6 million for the three and nine months ended September 30, 2010 of certain pension costs under a non-qualified plan covering certain of our employees for the service period of 2001 to 2010 and $5.9 million for the three months ended September 30, 2010 and $4.5 million for the nine months ended September 30, 2010 of certain medical expenses relating to our self-insured medical plans for 2009 and

2010. After evaluating the quantitative and qualitative aspects of these corrections, management has determined that our current and prior period financial statements were not materially misstated. Furthermore, management believes that these adjustments will not be material to our consolidated results of operations for the year ended December 31, 2010.

Salaries and benefits decreased for the nine months ended September 30, 2010 when compared to the same period in 2009 primarily due to having fewer employees. The decrease in the number of employees in our branch business segment reflected 196 branch office closings in 2009 (including 145 branch offices closed during second quarter 2009). Due to economic conditions, we re-evaluated all of our business segments and other operations (including headquarters) in second quarter 2009, which resulted in the consolidation of certain branch operations and branch office closings throughout the United States and reductions in our number of employees. The decrease in salaries and benefits was partially offset by the pension adjustment discussed above.

Other operating expenses increased for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 primarily due to increased reserves related to ongoing legal matters. The increase in other operating expenses for the nine months ended September 30, 2010 when compared to the same period in 2009 was partially offset by reduced operating expenses resulting from the branch office closings in 2009.

Operating expenses as a percentage of average net receivables increased for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 primarily due to the decline in average net finance receivables, which reflected our liquidity management efforts.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Provision for finance receivable losses	$ 119.2	$252.3	$ 358.8	$ 859.7
Amount change	$(133.1)	$(53.1)	$(500.9)	$ 143.1
Percent change	(53)%	(17)%	(58)%	20%
Net charge-offs	$ 147.9	$220.5	$ 487.3	$ 623.1
Charge-off ratio	3.38%	4.33%	3.66%	3.77%
Charge-off coverage	2.37x	1.52x	2.16x	1.61x
60 day+ delinquency			$1,163.8	$1,313.0
Delinquency ratio			6.66%	6.67%
Allowance for finance receivable losses			$1,404.0	$1,341.6
Allowance ratio			8.21%	6.96%

Provision for finance receivable losses decreased for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 as a result of our lower delinquency and net charge-offs in 2010. As a result of our analysis of the favorable trends in our credit quality during the nine months ended September 30, 2010, partially offset by the increase in TDR net finance receivables, we decreased our allowance for finance receivable losses during the second and third quarters of 2010.

Net charge-offs and changes in net charge-offs by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 92.9	$(31.2)	$124.1	$64.4
Non-real estate loans	38.9	(33.8)	72.7	10.2
Retail sales finance	16.1	(7.6)	23.7	5.3
Total	$147.9	$(72.6)	$220.5	$79.9

Nine Months Ended September 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$289.0	$ (38.3)	$327.3	$188.0
Non-real estate loans	139.3	(85.8)	225.1	63.4
Retail sales finance	59.0	(11.7)	70.7	20.7
Total	$487.3	$(135.8)	$623.1	$272.1

Charge-off ratios and changes in charge-off ratios in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2010		2009
	Ratio	Change	Ratio	Change
Real estate loans	2.66%	(57) bp	3.23%	200 bp
Non-real estate loans	5.43	(302)	8.45	240
Retail sales finance	9.27	323	6.04	272
Total	3.38	(95)	4.33	214

Nine Months Ended September 30,	2010		2009
	Ratio	Change	Ratio	Change
Real estate loans	2.76%	12 bp	2.64%	167 bp
Non-real estate loans	6.27	(194)	8.21	286
Retail sales finance	9.20	403	5.17	208
Total	3.66	(11)	3.77	193

Total charge-off ratio decreased for the three months ended September 30, 2010 when compared to the same period in 2009 primarily due to an improvement in the non-real estate and real estate loan charge-off ratios reflecting our tighter underwriting guidelines. The decrease in total charge-off ratio for the three months ended September 30, 2010 was partially offset by negative economic fundamentals.

Total charge-off ratio decreased for the nine months ended September 30, 2010 when compared to the same period in 2009 primarily due to an improvement in the non-real estate loan charge-off ratio reflecting our tighter underwriting guidelines. The decrease in total charge-off ratio for the nine months ended September 30, 2010 was partially offset by negative economic fundamentals and the impacts of portfolio sales and liquidations.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), increased for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 primarily due to higher allowance for finance receivable losses and lower net charge-offs.

Delinquency based on contract terms in effect and changes in delinquency by type when compared to the same period for the previous year were as follows:

September 30,	2010		2009
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$1,000.1	$ (62.2)	$1,062.3	$243.8
Non-real estate loans	123.8	(57.8)	181.6	(36.1)
Retail sales finance	39.9	(29.2)	69.1	0.2
Total	$1,163.8	$(149.2)	$1,313.0	$207.9

Delinquency ratios based on contract terms in effect and changes in delinquency ratios in basis points by type when compared to the same period for the previous year were as follows:

September 30,	2010		2009
	Ratio	Change	Ratio	Change
Real estate loans	7.27%	- bp	7.27%	298 bp
Non-real estate loans	4.06	(103)	5.09	18
Retail sales finance	5.86	127	4.59	179
Total	6.66	(1)	6.67	242

The total delinquency ratio at September 30, 2010 improved slightly when compared to September 30, 2009 primarily due to a decline in the non-real estate loan delinquency ratio reflecting our tighter underwriting guidelines. The improvement in the non-real estate loan delinquency ratio at September 30, 2010 was substantially offset by negative economic fundamentals and the impacts of portfolio sales and liquidations.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at September 30, 2010 when compared to September 30, 2009 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses during the fourth quarter of 2009 in response to our higher delinquency. The allowance for finance receivable losses at September 30, 2010 also included $461.1 million related to TDRs, compared to $157.8 million at September 30, 2009. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information on our TDRs.

The increase in the allowance ratio at September 30, 2010 when compared to September 30, 2009 was primarily due to a decline in finance receivables and increases to the allowance for finance receivable losses through the provision for finance receivable losses during the fourth quarter of 2009.

Real estate owned increased to $153.1 million at September 30, 2010 from $142.1 million at September 30, 2009 reflecting an increase in foreclosures and the AGFI contribution of two of its wholly-owned subsidiaries to AGFC effective January 1, 2010.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Claims incurred	$15.8	$18.3	$ 49.4	$ 59.8
Change in benefit reserves	(6.5)	(4.1)	(13.3)	(12.3)
Total	$ 9.3	$14.2	$ 36.1	$ 47.5
Amount change	$ (4.9)	$ (8.1)	$(11.4)	$ (7.3)
Percent change	(35)%	(36)%	(24)%	(13)%

Insurance losses and loss adjustment expenses decreased for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 primarily due to lower credit involuntary unemployment and credit-related property and casualty claims incurred and favorable changes in benefit reserves. In second and third quarters of 2010, we recorded out of period adjustments related to prior quarters and years, which decreased change in benefit reserves by $2.8 million for the three and six months ended June 30, 2010, $4.9 million for the three months ended September 30, 2010, and $7.7 million for the nine months ended September 30, 2010. These adjustments related to the correction of a valuation error related to an assumed block of annuities. After evaluating the quantitative and qualitative aspects of these corrections, management has determined that our current and prior period financial statements were not materially misstated. Furthermore, management believes that these adjustments will not be material to our consolidated results of operations for the year ended December 31, 2010.

Benefit from Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Benefit from income taxes	$ (90.6)	$(357.9)	$(195.7)	$(359.0)
Amount change	$ 267.3	$(279.2)	$ 163.3	$(233.8)
Percent change	75%	(355)%	45%	(187)%
Pretax loss	$(112.3)	$(126.5)	$(160.8)	$(595.3)
Effective income tax rate	80.63%	282.97%	121.73%	60.30%

Pretax loss for the three months ended September 30, 2010 decreased when compared to the same period in 2009 reflecting lower provision for finance receivable losses, partially offset by lower finance charges primarily resulting from the 2009 sales of real estate loan portfolios as part of our liquidity management efforts and higher operating expenses.

Pretax loss for the nine months ended September 30, 2010 decreased when compared to the same period in 2009 reflecting lower provision for finance receivable losses, higher other revenues resulting from gains arising from derivative adjustments and foreign exchange gains on foreign currency denominated debt, and higher finance receivables held for sale originated as held for investment revenues, partially offset by lower finance charges primarily resulting from the 2009 sales of real estate loan portfolios as part of our liquidity management efforts.

Benefit from income taxes for the three and nine months ended September 30, 2010 reflected AIG’s projection that it will have sufficient taxable income in 2010 to utilize our current year estimated tax losses. As a result, we had classified $185.2 million, the tax effect of our 2010 losses, as a current tax receivable. On August 10, 2010, AIG entered into the Purchase Agreement with the Acquiror, an affiliate of Fortress Investment Group LLC. In connection with entering into the Purchase Agreement, AIG and AGFI have agreed to amend their tax sharing agreement, which will terminate on the closing of FCFI Transaction, (i) to provide that, subject to the closing of the FCFI Transaction, the parties’ payment obligations under the tax sharing agreement shall be limited to the payments required to be made by AIG to AGFI with respect to the 2009 taxable year in accordance with the tax sharing agreement, and (ii) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to AGFI. If the closing of the FCFI Transaction occurs, we do not expect to be reimbursed for our 2010 current tax benefit of $185.2 million by AGFI. Accordingly, if AGFC is not reimbursed for this income tax receivable, AGFC will record a distribution to AGFI, and AGFI will subsequently record a distribution to AIG, of the amount of the 2010 current tax benefit when the purchase closes.

Benefit from income taxes for the three and nine months ended September 30, 2009 reflected AIG’s projection that it would have sufficient taxable income in 2009 to utilize our 2009 estimated tax losses. Previously, these losses had been classified as deferred tax assets that were subject to a full valuation allowance.

As of September 30, 2010, we had a deferred tax asset valuation allowance of $445.8 million, compared to $521.3 million at December 31, 2009, to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $5.1 million at September 30, 2010 and $9.1 million at December 31, 2009, which reflected the net deferred tax asset of our Puerto Rico subsidiary. Realization of our net deferred tax asset depends on the ability of the relevant subsidiary to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits of that subsidiary were generated.

In September 2010, we reclassified $57.7 million from deferred tax assets to current tax receivable due to AIG estimating the utilization of our existing net operating losses. The release of the valuation allowance associated with these net operating losses produced a $57.7 million tax benefit. In addition, we recorded a $49.5 million deferred tax asset, along with a full valuation allowance associated with the outside basis balance on our foreign subsidiaries.

The lower effective income tax rate for the three months ended September 30, 2010 when compared to the same period in 2009 reflected a decrease in the benefit from income taxes. In September 2009, we recorded an income tax benefit due to AIG’s projection that it would have sufficient taxable income in 2009 to utilize our 2009 estimated tax losses. The higher effective income tax rate for the nine months ended September 30, 2010 when compared to the same period in 2009 was primarily due to lower provision for finance receivable losses.

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

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt. AGFC also has altered the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally,

AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 22% of our borrowings at September 30, 2010, compared to 26% at September 30, 2009. Adjustable-rate net finance receivables represented 5% of our total portfolio at September 30, 2010 and September 30, 2009. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. These real estate loans still in a fixed-rate period totaled $22.3 million and represented less than 1% of total real estate loans at September 30, 2010, compared to $119.5 million, or 1%, at September 30, 2009. Approximately $448.3 million, or 3%, of our real estate loans at September 30, 2010 are scheduled to reset by the end of 2010 and another $336.6 million, or 2%, by the end of 2011.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

our ability to complete on favorable terms, as needed, additional borrowings, on-balance sheet securitizations, portfolio sales, or other transactions to improve liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

our ability to comply with our debt covenants;

•

our significant reliance upon debt to fund our operations;

•

our access to unsecured debt markets and other sources of funding, and the potential increased cost of funding sources as compared to historic borrowing rates;

•

adverse credit ratings actions on our debt;

•

constraints on our business until the closing of the FCFI Transaction resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

potential costs for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines by the United Kingdom Financial Services Authority for sales of payment protection insurance, including possible refunds to customers;

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened regulatory scrutiny of foreclosure practices in the industry generally nationwide;

•

potential liability relating to real estate loans which we have sold or securitized if it is determined that there was a breach of a warranty made in connection with the transaction;

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

•

the undetermined effects of the FCFI Transaction (whether or not consummated), including the availability of support from our new ownership and the effect of any changes to our operations, capitalization, and business strategies.

In our going concern assessment, we assumed that there will be no support required from AIG and no material change in our current liquidity sources and capitalization management.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third party financing is not available, there could exist substantial doubt about our ability to continue as a going concern.

In addition, the potential effects of the FCFI Transaction on the Company’s financial position and results of operations cannot be determined at this time.

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

AMERICAN GENERAL FINANCE CORPORATION
(Registrant)
Date:	November 12, 2010	By	/s/	Donald R. Breivogel, Jr.
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