Form 10-K
period 2010-12-31
SPRINGLEAF FINANCE CORP
filed 2011-03-30
CIK 25598

Draft 3/30/2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to	.

Commission file number 1-06155 SPRINGLEAF FINANCE CORPORATION
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

Yes ☐      No ☑

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

Yes ☐      No ☑

All of the registrant’s common stock is held by Springleaf Finance, Inc. (formerly known as American General Finance, Inc.). The registrant is indirectly owned by certain investment funds managed by affiliates of Fortress Investment Group LLC (80% economic interest) and American International Group, Inc. (20% economic interest).

At March 30, 2011, there were 10,160,013 shares of the registrant’s common stock, $.50 par value, outstanding.

TABLE OF CONTENTS

*

Item 9 is not included in this report, as no information was required by Item 304 of Regulation S-K.

**

Item 9B is not included in this report because it is inapplicable.

AVAILABLE INFORMATION

Springleaf Finance Corporation (SLFC) files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including SLFC) file electronically with the SEC.

The following reports are available free of charge through our website, www.SpringleafFinancial.com, as soon as reasonably practicable after we file them with or furnish them to the SEC:

•

Annual Reports on Form 10-K;

•

Quarterly Reports on Form 10-Q;

•

Current Reports on Form 8-K; and

•

any amendments to those reports.

In addition, our Code of Ethics for Principal Executive and Senior Financial Officers (the Code of Ethics) is posted on “About Us – Financial Information” of our website at www.SpringleafFinancial.com. We will post on our website any amendments to the Code of Ethics and any waivers that are required to be described.

The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

PART I

Item 1.  Business.

GENERAL

Springleaf Finance Corporation (SLFC or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) was incorporated in Indiana in 1927 as successor to a business started in 1920. Prior to the change of our corporate name on March 7, 2011, we were known as American General Finance Corporation. All of the common stock of SLFC is owned by Springleaf Finance, Inc. (SLFI) (formerly American General Finance, Inc.), which was incorporated in Indiana in 1974.

Until November 30, 2010, SLFI was a direct wholly owned subsidiary of AIG Capital Corporation (ACC), a direct wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. On August 11, 2010, AIG and FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), announced a definitive agreement (Stock Purchase Agreement) whereby FCFI would indirectly acquire an 80% economic interest in SLFI from ACC (the FCFI Transaction). Fortress is a leading global investment manager that offers alternative and traditional investment products. AIG, through ACC, indirectly retained a 20% economic interest in SLFI. On November 30, 2010 and immediately prior to the consummation of the FCFI Transaction, ACC contributed all of its outstanding shares of common stock in SLFI to AGF Holding Inc. (AGF Holding), a wholly owned subsidiary of ACC. In accordance with the Stock Purchase Agreement, it was necessary that this restructuring be completed prior to the closing of the FCFI Transaction. AIG then caused ACC to sell to FCFI 80% of the outstanding shares of AGF Holding.

Item 1.  Continued

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, it was determined that push-down accounting should be applied to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting has been established and, for accounting purposes, the old entity (the Predecessor Company) has been terminated and a new entity (the Successor Company) has been created. This distinction is made throughout this Annual Report on Form 10-K through the inclusion of a vertical black line between the Predecessor Company and the Successor Company columns.

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010. As a result, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the one month ended December 31, 2010 have been the same as those reported if push-down accounting had not been applied. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on the FCFI Transaction.

The acquisition-date fair value of the consideration transferred totaled $148.5 million, which consisted of the following:

(dollars in thousands)	Amount
Cash	$118,767
Common stock	29,691
Total	$148,458

The fair value of the shares issued was determined based on the fair value per share implied by the cash consideration transferred.

Item 1.  Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, which have been reflected in these consolidated financial statements as a result of the application of push-down accounting.

	Predecessor Company	Successor Company
(dollars in thousands)	Prior to FCFI Transaction	Push-down Adjustments	Subsequent to FCFI Transaction
Assets Net finance receivables	$16,677,542	$(2,349,685)	$14,327,857
Allowance for finance receivable losses	(1,383,768)	1,383,768	-
Net finance receivables, less allowance for finance receivable losses	15,293,774	(965,917)	14,327,857
Investment securities	762,127	-	762,127
Cash and cash equivalents	1,473,796	-	1,473,796
Net other intangible assets	-	83,680	83,680
Other assets	1,486,149	154,134	1,640,283
Total assets	$19,015,846	$ (728,103)	$18,287,743
Liabilities and shareholder’s equity Long-term debt	$16,527,712	$(1,562,043)	$14,965,669
Insurance claims and policyholder liabilities	320,476	20,725	341,201
Other liabilities	438,956	292,984	731,940
Deferred and accrued taxes	6,892	544,831	551,723
Total liabilities	17,294,036	(703,503)	16,590,533
Shareholder’s equity: Common stock	5,080	-	5,080
Additional paid-in capital	1,678,861	(1,463,797)	215,064
Accumulated other comprehensive income	37,869	(37,869)	-
Retained earnings	-	1,477,066	1,477,066
Total shareholder’s equity	1,721,810	(24,600)	1,697,210
Total liabilities and shareholder’s equity	$19,015,846	$ (728,103)	$18,287,743

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, the recognition and measurement of identifiable assets acquired and liabilities assumed were reassessed, and a conclusion was reached that all acquired assets and liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, a bargain purchase gain of $1.5 billion has been reflected in our consolidated statements of operations for the one month ended December 31, 2010.

Item 1.  Continued

We identified other intangible assets, net of intangible liabilities of $83.7 million, which consisted of:

(dollars in thousands)	Amount	Estimated Useful Life
Value of business acquired (VOBA)	$35,778	20 years
Customer relationships	17,879	5 years
Trade names	12,148	15 years
Licenses (a)	12,065	indefinite
Customer lists	9,695	8 years
Leases – branch offices (b)	(2,574)	2 years
Leases – data processing	(1,311)	7 months
Net other intangible assets	$83,680

(a)

Licenses include $11.6 million of insurance licenses (which have an indefinite useful life) and $0.5 million of branch licenses (which have an estimated useful life of three months).

(b)

Leases for our branch offices include the net of $5.9 million of leases that are unfavorable to current market terms (included in other liabilities) and $3.4 million of leases that are favorable to current market terms (included in other assets)

SLFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. We conduct the credit insurance business to supplement our consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both wholly owned subsidiaries of SLFC.

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.0 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables.

Effective June 17, 2008, Wilmington Finance, Inc. (WFI), a wholly owned subsidiary of SLFC, ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level as a result of our decision to significantly reduce our mortgage banking operations primarily due to the slower U.S. housing market. Currently, WFI’s limited loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

In September 2008, we experienced a severe strain on our liquidity. Since September 2008, management has implemented measures to preserve our liquidity, including additional borrowings, on-balance sheet securitizations, portfolio sales, expense reductions, and branch closures, while continuing to limit our new lending. For further information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern Considerations in Item 7 and Going Concern Considerations in Note 1 of the Notes to Consolidated Financial Statements in Item 8.

At December 31, 2010, the Company had 1,167 branch offices in 40 states, Puerto Rico, and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 5,900 employees. Our executive offices are located in Evansville, Indiana.

Item 1.  Continued

SEGMENTS

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

We report our segment totals using the historical basis of accounting because management analyzes each business segment on a historical basis. However, in order to reconcile to total consolidated financial statement amounts, we are presenting our segment totals at or for the one month ended December 31, 2010 and for the eleven months ended November 30, 2010. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

Revenues, pretax (loss) income, and assets for our three business segments (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Branch: Revenues	$ 120,158	$ 1,361,199	$ 1,745,670	$ 2,016,749
Pretax loss	(30,808)	(2,831)	(335,521)	(231,394)
Assets	9,908,100	N/A*	10,996,168	14,063,143
Centralized real estate: Revenues	$ 29,877	$ 366,846	$ 363,837	$ 649,379
Pretax income (loss)	16,073	(220,735)	(405,535)	(293,830)
Assets	5,520,569	N/A	6,463,774	9,695,656
Insurance: Revenues	$ 11,640	$ 119,912	$ 140,819	$ 191,076
Pretax income	5,118	54,941	55,720	82,334
Assets	876,639	N/A	937,684	1,034,474

*

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

Branch Business Segment

The branch business segment is the core of the Company’s operations. Through its 1,167 branch offices and its centralized support operations, the 4,900 employees of the branch business segment serviced 1.1 million real estate loans, non-real estate loans, and retail sales finance accounts totaling $10.6 billion at December 31, 2010.

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

Item 1.  Continued

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

We continuously review the performance of our individual branches and the markets they serve, as well as economic conditions. During 2010, we closed 46 branch offices. Customers of closed branch offices are primarily serviced by our other nearby offices.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate (including manufactured housing), generally have maximum original terms of 360 months, and are usually considered non-conforming. At December 31, 2010, 13% of our branch real estate loans were second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization. The home equity lines of credit generally have a predetermined period during which the borrower may take advances. After this draw period, all advances outstanding under the line of credit convert to a fixed-term repayment period, usually over an agreed upon period between 15 and 30 years. At December 31, 2010, 7% of our branch real estate loans were adjustable-rate mortgages, some of which contain a fixed-rate for the first 24, 36, or 48 months and then convert to an adjustable-rate for the remainder of the term. At December 31, 2010, $2.1 million (less than 1%) of our branch business segment real estate loans had this conversion feature and had not yet converted to an adjustable rate.

Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured, and are generally fixed-rate, fixed-term loans with maximum original terms of 60 months. We also offer unsecured lines of credit to customers that meet the criteria in our credit risk policies.

We purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants. We also purchased private label receivables originated by AIG Federal Savings Bank (AIG Bank), a subsidiary of AIG, under a participation agreement which we terminated on September 30, 2010. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail and private label are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the real property or personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. We refer to retail sales contracts, revolving retail, and private label collectively as “retail sales finance”.

We offer credit life, credit accident and health, credit related property and casualty, credit involuntary unemployment, and non-credit insurance and ancillary products to all eligible branch customers. Insurance companies (including subsidiaries of AIG) and/or financial services companies issue these products which we describe under “Insurance Business Segment”.

Item 1.  Continued

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

New customer relationships also begin through our alliances with approximately 270 retail merchants across the United States. After a customer utilizes the merchant’s retail sales financing option, we may purchase that retail sales finance obligation. We then contact the customer using various marketing methods to invite the customer to discuss his or her overall credit needs with our consumer lending specialists. Any resulting loan may pay off the customer’s retail sales finance obligation and consolidate his or her debts with other creditors, if permitted. During 2010, our active retail merchants declined from 300 to 270, reflecting the suspension of dealer operating agreements. During 2009, our active retail merchant relationships declined from 21,500 to 300, reflecting the suspension of dealer operating agreements. Dealer operating agreements suspended in 2010 and 2009 may be reactivated in the future.

Our consumer lending specialists, who, where required, are licensed to offer insurance and ancillary products, explain our credit and non-credit insurance and ancillary products to the customer. The customer then determines whether to purchase any of these products.

Traditionally, our growth strategy has been to supplement our solicitation of customers through mail, E-commerce, and retail sales financing activities with portfolio acquisitions. These acquisitions included real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders whose customers met our credit quality standards and profitability objectives. Our branch and field operations management also sought sources of potential portfolio acquisitions. However, with our current limited funding sources, we are not pursuing such acquisition opportunities.

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

Item 1.  Continued

Selected Financial Information. Amount, number, and average size of total net finance receivables originated and renewed and amount and number of total net finance receivables (transferred/sold) transferred back/purchased, in each case, by type for the branch business segment (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Branch originated and renewed Amount (in thousands): Real estate loans	$ 8,316	$ 121,347	$ 273,239	$1,508,566
Non-real estate loans	186,025	1,947,261	1,994,731	3,225,709
Retail sales finance	7,088	77,913	670,273	2,157,251
Total	$201,429	$2,146,521	$2,938,243	$6,891,526
Number: Real estate loans	68	1,203	3,814	23,763
Non-real estate loans	55,329	533,827	507,231	709,820
Retail sales finance	2,495	23,649	208,916	751,815
Total	57,892	558,679	719,961	1,485,398
Average size (to nearest dollar): Real estate loans	$122,294	$100,870	$71,641	$63,484
Non-real estate loans	3,362	3,648	3,933	4,544
Retail sales finance	2,840	3,295	3,208	2,869
Branch net (transferred/sold) transferred back/purchased Amount (in thousands): Real estate loans	$ -	$194,931	$(268,723)	$1,018,888
Non-real estate loans	-	-	-	289,771
Retail sales finance	-	-	424	167,076
Total	$ -	$194,931	$(268,299)	$1,475,735
Number: Real estate loans	-	2,529	(3,462)	17,886
Non-real estate loans	-	-	-	80,951
Retail sales finance	-	-	65	29,892
Total	-	2,529	(3,397)	128,729

In June 2010, we transferred $190.4 million of branch real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future. As of December 31, 2010, management has both the intent and ability to hold the remainder of the finance receivable portfolio for the foreseeable future.

During 2009, we transferred $269.7 million of branch segment real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2009, we sold $58.6 million of branch segment finance receivables held for sale.

Item 1.  Continued

Amount, number, and average size of net finance receivables by type for the branch business segment (which are reported on a historical basis of accounting) were as follows:

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009	December 31, 2008
Branch net finance receivables Amount (in thousands): Real estate loans	$ 7,291,091	$ 7,769,879	$ 9,000,803
Non-real estate loans	2,728,114	3,125,405	3,964,865
Retail sales finance	538,366	1,085,516	2,146,975
Total	$10,557,571	$11,980,800	$15,112,643
Number: Real estate loans	136,022	144,509	164,976
Non-real estate loans	776,696	823,942	957,931
Retail sales finance	188,985	426,644	883,425
Total	1,101,703	1,395,095	2,006,332
Average size (to nearest dollar): Real estate loans	$53,602	$53,767	$54,558
Non-real estate loans	3,512	3,793	4,139
Retail sales finance	2,849	2,544	2,430

Item 1.  Continued

Selected financial data for the branch business segment (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Branch yield: Real estate loans	8.94%	9.01%	9.39%	10.18%
Non-real estate loans	22.09	21.73	20.42	20.19
Retail sales finance	14.12	14.65	12.05	11.02
Total	12.60	12.66	12.55	12.96
Branch charge-off ratio: Real estate loans	4.24%	3.30%	3.40%	1.74%
Non-real estate loans	5.75	6.16	8.36	5.96
Retail sales finance	12.62	9.46	5.71	3.41
Total	5.07	4.47	4.96	3.10
Branch delinquency ratio: Real estate loans	6.03%	N/A*	7.62%	5.34%
Non-real estate loans	3.84	N/A	5.06	5.49
Retail sales finance	5.01	N/A	5.65	3.13
Total	5.38	N/A	6.73	5.05

*

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

Centralized Real Estate Business Segment

The centralized real estate business segment includes generally non-conforming residential real estate loans that were originated or purchased through distribution channels other than our branches. MorEquity, Inc. (MorEquity) and WFI are included in this segment. Real estate loans in our centralized real estate business segment have typically had higher credit quality than the real estate loans originated by our branch business segment and are thereby cost-effectively serviced centrally. Our centralized real estate customers are generally described as either prime or near-prime, but for reasons such as elevated debt-to-income ratios, lack of income stability, the level of income disclosure and verification required for a conforming mortgage, as well as credit repayment history or similar measurements, or convenience, they have applied for a non-conforming mortgage. The distribution channels have included direct lending to customers and portfolio acquisitions from third-party lenders. However, with our current limited funding sources, we are not pursuing originations or acquisitions. At December 31, 2010, the centralized real estate business segment had approximately 90 employees.

Item 1.  Continued

Structure and Responsibilities. During 2010, our centralized real estate business segment originated $3.2 million of real estate loans, as we continued to limit our new lending while focusing on liquidity. Historically, WFI originated non-conforming residential real estate loans and sold those loans to investors with servicing released to the purchaser. Effective June 17, 2008, WFI ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. Currently, WFI’s limited loan origination activity relates only to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate and are generally considered non-conforming. At December 31, 2010, less than 1% of our centralized real estate loans were second mortgages. Real estate loans generally have maximum original terms of 360 months but we also have offered loans with maximum original terms of 480 months and 600 months, some of which require a balloon payment at the end of 360 months. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization. At December 31, 2010, 4% of our centralized real estate loans were adjustable-rate mortgages, some of which contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the 360 months. At December 31, 2010, $13.6 million (less than 1%) of our total centralized real estate business segment loans outstanding had this conversion feature and had not yet converted to an adjustable rate.

At December 31, 2010, MorEquity had $640.2 million of interest only real estate loans. Our underwriting criteria for interest only loans included borrower qualification on a fully amortizing payment basis and excluded investment properties. At December 31, 2010, MorEquity also had $703.2 million of real estate loans that amortize over 480 months or 600 months, some of which require a balloon payment at the end of 360 months.

Historically, MorEquity originated non-conforming residential real estate loans primarily through refinancing loans with existing customers and, to a lesser extent, through mail solicitations.

From a centralized location, MorEquity serviced approximately 24,000 real estate loans totaling $4.4 billion at December 31, 2010. At December 31, 2010, approximately 9,000 of MorEquity’s loans totaling $1.6 billion were serviced by a third party in conjunction with the 2009 securitization of these real estate loans. These real estate loans were generated through:

•

portfolio acquisitions from third-party lenders;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages;

•

advances on home equity lines of credit; or

•

correspondent relationships.

Effective February 1, 2011, Nationstar Mortgage LLC (Nationstar), a non-subsidiary affiliate of SLFC, began subservicing the centralized real estate loans of MorEquity and two other subsidiaries of SLFC. In addition, Nationstar began subservicing certain real estate loans that MorEquity had been servicing in conjunction with the 2010 securitization of these real estate loans, which we describe under “Sources of Funds”. See Note 33 of the Notes to Consolidated Financial Statements in Item 8 for further information on these subservicing agreements.

Item 1.  Continued

Selected Financial Information. Selected financial data for the centralized real estate business segment’s real estate loans (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Centralized real estate net finance receivables originated and renewed: Amount (in thousands)	$ 302	$ 2,937	$ 7,455	$ 100,785
Number	-	3	37	458
Average size (to nearest dollar)	N/M (a)	N/M	$ 201,486	$ 220,055
Centralized real estate net finance receivables net (transferred/sold) transferred back/purchased: Amount (in thousands)	$ -	$465,634	$(1,555,805)	$ (887,323)
Number	-	2,692	(8,338)	(4,290)
Centralized real estate net finance receivables: Amount (in thousands)	$6,045,742	N/A (b)	$ 6,414,674	$9,020,042
Number	32,337	N/A	33,471	46,734
Average size (to nearest dollar)	$ 186,961	N/A	$ 191,649	$ 193,008
Centralized real estate yield	5.84%	5.81%	5.78%	6.14%
Centralized real estate charge-off ratio	1.98%	2.14%	2.16%	0.64%
Centralized real estate delinquency ratio	8.67%	N/A	8.40%	4.93%

(a)

Not meaningful. The amount originated and renewed includes additional advances made on revolving accounts, while the loan count is included only when the original loan is made (not as each advance is made).

(b)

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

In February 2010, we transferred $170.7 million of centralized real estate segment real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $294.5 million of centralized real estate segment real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future. As of December 31, 2010, management has both the intent and ability to hold the remainder of the finance receivable portfolio for the foreseeable future.

During 2009, we transferred $1.6 billion of centralized real estate segment real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2009, we sold $1.9 billion of centralized real estate segment finance receivables held for sale.

In December 2008, we transferred $972.5 million of centralized real estate segment real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Item 1.  Continued

Selected financial data for the centralized real estate business segment’s finance receivables held for sale (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Finance receivables held for sale	-	N/A*	$ 491,058	$960,432
Origination of finance receivables held for sale	-	-	4,864	140,211
Sales and principal collections of finance receivables held for sale	-	25,867	1,933,423	352,455

*

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

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

Insurance Business Segment

The insurance business segment markets its products to eligible branch customers. We invest cash generated from operations in investment securities, commercial mortgage loans, investment real estate, and policy loans and also use it to pay dividends. The 80 employees of the insurance business segment have numerous underwriting, compliance, and service responsibilities for the insurance companies and also provide services to the branch and centralized real estate business segments.

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

Reinsurance. Merit and Yosemite enter into reinsurance agreements with other insurers, including subsidiaries of AIG, for reinsurance of various non-credit life, group annuity, credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance where our insurance subsidiaries reinsure the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Yosemite also reinsures risks associated with a closed block of excess and surplus lines dating back to the 1970s. At December 31, 2010, reserves on the books of Merit and Yosemite for reinsurance agreements totaled $83.2 million.

Investments. We invest cash generated by our insurance business segment primarily in bonds. We invest in, but are not limited to, the following:

•

bonds;

•

commercial mortgage loans;

•

short-term investments;

•

limited partnerships;

•

preferred stock;

•

investment real estate;

•

policy loans; and

•

common stock.

Item 1.  Continued

Prior to January 1, 2011, other AIG subsidiaries managed substantially all of our insurance business segment’s investments on our behalf, under the supervision and control of our investment committee. Effective January 1, 2011, these investments are managed by a third party on our behalf, under the supervision and control of our investment committee.

Selected Financial Information. Selected financial data for the insurance business segment (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Life insurance in force: Credit	$1,887,470	N/A*	$2,166,654	$2,666,569
Non-credit	1,432,931	N/A	1,591,660	1,884,892
Total	$3,320,401	N/A	$3,758,314	$4,551,461
Investments: Investment securities	$ 745,846	N/A	$ 733,263	$ 696,338
Commercial mortgage loans	120,093	N/A	139,284	143,874
Policy loans	1,497	N/A	1,612	1,593
Investment real estate	39	N/A	48	58
Total	$ 867,475	N/A	$ 874,207	$ 841,863
Premiums earned	$ 11,259	$ 113,024	$ 136,281	$ 155,484
Premiums written	$ 10,832	$ 101,758	$ 108,556	$ 150,004
Insurance losses and loss adjustment expenses	$ 4,692	$ 43,576	$ 61,410	$ 69,992

*

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

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

Item 1.  Continued

In our branch business segment, we use credit risk scoring models at the time of credit application to assess our risk of the applicant’s unwillingness or inability to repay. We develop these models using numerous factors, including past customer credit repayment experience, and periodically revalidate these models based on recent portfolio performance. We use different credit risk scoring models for different types of real estate loan, non-real estate loan, and retail sales finance products. We extend credit to those customers who fit our risk guidelines as determined by these models or, in some cases, manual underwriting. Price and size of the loan or retail sales finance transaction are in relation to the estimated credit risk we assume.

In our centralized real estate business segment, MorEquity originated real estate loans according to established underwriting criteria. We performed due diligence investigations on all portfolio acquisitions, including re-underwriting of the individual real estate loans by our own personnel.

See Notes 6 and 8 of the Notes to Consolidated Financial Statements in Item 8 for additional disclosures relating to our credit quality. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of derivative counterparty credit risk management.

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

•

Effective December 1, 2010, our internal audit department audits the Company for adherence to operational policy and procedure and compliance with federal and state law and regulation. Prior to the FCFI Transaction on November 30, 2010, AIG’s internal audit department audited the Company for operational policy and procedure and state law and regulation compliance.

•

As a result of the FCFI Transaction, our Board of Directors established an Audit Committee.

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

•

sales of finance receivables;

•

securitizations; and

•

capital contributions from our parent.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. In addition, SLFC borrowed funds from AIG Funding, Inc. (AIG Funding) in 2008 under a demand note agreement, which was subsequently repaid. We anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, securitizations, funding from additional term loans or potential unsecured debt offerings, and portfolio sales. It is uncertain how the FCFI Transaction will impact SLFC’s funding capabilities.

As part of our efforts to support our liquidity from sources other than our traditional capital market sources, we arranged for a five-year term loan in April 2010, completed on-balance sheet securitizations in March 2010 and July 2009, sold certain finance receivables, obtained a capital contribution from our former indirect parent, and received dividends from subsidiaries, all as described below.

In April 2010, Springleaf Financial Funding Company (formerly AGFS Funding Company), a wholly owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year term loan pursuant to a Credit Agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. Any portion of the term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed.

Item 1.  Continued

In March 2010, we completed an on-balance sheet securitization transaction which included the sale of approximately $1.0 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Sixth Street Funding LLC (Sixth Street), which concurrently formed a trust to issue trust certificates totaling $716.9 million in initial principal balance to Sixth Street in exchange for the loans. In connection with the securitization, Sixth Street sold to a third party $501.3 million of senior certificates with a 5.15% coupon. Sixth Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $503.3 million and retained subordinated and residual interest trust certificates. As a result of the combination of over-collateralization and the initially retained subordinated and residual interest trust certificates, we received a subordinated economic interest in approximately 50% of the assets transferred.

In July 2009, we completed an on-balance sheet securitization which included the sale of approximately $1.9 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Third Street Funding LLC (Third Street), that concurrently formed a trust to issue tranches of notes totaling $1.6 billion in initial principal balance of trust certificates to Third Street in exchange for the loans. In connection with the securitization, Third Street sold at a discount $1.2 billion of senior certificates with a 5.75% coupon to a third party. Third Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $967.3 million, and retained subordinated and residual interest trust certificates.

We have also sold finance receivables as an alternative funding source. During 2009, we transferred $1.9 billion of our branch and centralized real estate finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2009, we sold $1.9 billion of our centralized real estate finance receivables held for sale.

During March 2009, AIG caused SLFC to receive a $600.0 million capital contribution. Subject to insurance regulations, we also have the ability to receive dividends from our insurance subsidiaries. SLFC received $466.0 million of dividends from its insurance subsidiaries during 2008 and $200.0 million of dividends during 2009. The majority of these insurance subsidiary dividends exceeded insurance company ordinary dividend levels and required regulatory approval before they could be paid. There can be no assurance that any regulatory approvals for future dividends exceeding ordinary dividend levels will be obtained.

Item 1.  Continued

REGULATION

Branch and Centralized Real Estate

Federal Laws. Various federal laws and regulations govern our branch and centralized real estate business segments including:

•

the Equal Credit Opportunity Act (prohibits discrimination against creditworthy applicants) and Federal Reserve Board Regulation B, which implements that Act;

•

the Fair Credit Reporting Act (governs the accuracy and use of credit bureau reports);

•

the Truth in Lending Act (governs disclosure of applicable charges and other finance receivable terms) and Federal Reserve Board Regulation Z, which implements that Act;

•

the Fair Debt Collection Practices Act;

•

the Fair Housing Act (prohibits discrimination in housing lending);

•

the Real Estate Settlement Procedures Act and the Department of Housing and Urban Development’s Regulation X (both of which regulate the making and servicing of certain loans secured by real estate);

•

the Home Mortgage Disclosure Act (HMDA) and Federal Reserve Board Regulation C, which implements that Act;

•

the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act);

•

the Gramm-Leach-Bliley Act (governs the handling of personal financial information) and Federal Reserve Board Regulation P, which implements that Act; and

•

the Federal Trade Commission Act.

In many states, federal law preempts state law restrictions on interest rates and points and fees for first lien residential mortgage loans (but not on other types of loans). The federal Alternative Mortgage Transactions Parity Act preempts certain state law restrictions on variable rate loans in many states. We make residential mortgage loans under this and other federal laws. Federal laws also govern our practices and disclosures when dealing with consumer or customer information.

In third quarter 2009, MorEquity entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the Home Affordable Modification Program (HAMP). MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009. As of December 31, 2010, MorEquity had completed 1,150 HAMP modifications and 210 trial HAMP modifications were in process. On February 1, 2011, MorEquity entered into Subservicing Agreements for the servicing of its centralized real estate finance receivables with Nationstar Mortgage LLC. In light of the subservicing transfer and the fact that MorEquity no longer is servicing loans, it has requested that the Agreement be terminated. “Eligible Loans” subserviced by Nationstar Mortgage LLC would still be subject to HAMP.

Other subsidiaries of the Company have not entered into HAMP but operate a proprietary loan modification/loss mitigation program. The branch operations had been preparing to enter the HAMP, as required by an agreement between the United States Department of the Treasury and AIG, our former indirect parent, but now that we no longer are wholly owned by AIG, this obligation does not apply.

Item 1.  Continued

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). This law, and the regulations to be promulgated under it, is likely to affect our operations in terms of increased oversight of financial services products by the newly-created Bureau of Consumer Financial Protection (the Bureau) and the imposition of restrictions on the terms of certain loans. The Bureau will have significant authority to implement and enforce Federal consumer financial laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair and deceptive acts and practices. In addition, the Bureau will have broad supervisory, examination and enforcement authority over certain consumer products, such as mortgage lending. The Dodd-Frank Act also restricts certain terms for mortgage loans, such as loan fees, prepayment fees and other charges, and imposes certain duties on a lender to ensure that a borrower can afford to repay the loan. Going forward, securitizations of loan portfolios may be subject to certain restrictions and additional requirements under the Dodd-Frank Act, including requirements that the originator retain at least 5% of the credit risk of the securities sold and the reporting of buyback requests from investors. The law and accompanying regulations will be phased in over a one to three year period.

It is not possible to estimate the precise effect of the Dodd-Frank Act on our operations at this time because the law requires extensive rule-making, which will take up to three years to complete and implement.

State Laws. Various state laws and regulations also govern our branch and centralized lending operations. Many states have laws that are similar to the federal laws referred to above. While federal law preempts state law in the event of certain conflicts, in the absence of conflicts compliance with state laws and regulations is still required.

Many states also have laws and regulations that regulate consumer lending. The degree and nature of such regulation vary from state to state. These additional state laws and regulations, under which we conduct a substantial amount of our business, generally:

•

provide for state licensing and periodic examination of lenders and loan originators, including state laws adopted or amended to comply with licensing requirements of the federal SAFE Act (which requires licensing of individuals who perform real estate loan originations and, in some states, real estate loan modifications);

•

require the quarterly filing of certain reports with regulators beginning in 2011;

•

impose maximum term, amount, interest rate, and other charge limitations;

•

regulate whether and under what circumstances we may offer insurance and other ancillary products in connection with a lending transaction; and

•

provide for additional consumer protections.

There is a clear trend of increased regulation (such as the new federal and state mandates resulting from the SAFE Act requiring the licensing of all individuals who originate mortgage loans), as well as more detailed reporting (such as the quarterly reports resulting from the SAFE Act), more detailed examinations, and coordination of examinations among the states.

Prospective Lending Legislation. The U.S. government and a number of states, counties, and cities have enacted or may be considering, laws, regulations, or rules that restrict the credit terms or other aspects of residential mortgage loans that are typically described as “high cost mortgage loans” or “higher-priced mortgage loans”. These laws or regulations, if adopted, may limit or restrict the terms of covered loan

Item 1.  Continued

transactions and may also impose specific statutory liabilities in cases of non-compliance. Additionally, some of these laws may restrict other business activities of the Company and its affiliates.

Insurance

State authorities regulate and supervise our insurance business segment. The extent of such regulation varies by product and by state, but relates primarily to the following:

•

licensing;

•

conduct of business, including marketing and sales practices;

•

periodic financial and market conduct examination of the affairs of insurers;

•

form and content of required financial reports;

•

standards of solvency;

•

limitations on the payment of dividends and other affiliate transactions;

•

types of products offered;

•

approval of policy forms and premium rates;

•

permissible investments;

•

reserve requirements for unearned premiums, losses, and other purposes; and

•

claims processing.

Every state in which we operate regulates credit insurance premium rates and premium refund calculations.

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

Item 1.  Continued

International Competition

Ocean Finance and Mortgages Limited (Ocean), our United Kingdom subsidiary, competes with other credit intermediaries, many of which are national in scope rather than regional. These credit intermediaries compete on service and quality of products offered. Ocean also competes with various real estate loan lenders which advertise for direct lending to customers.

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

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit was significantly affected by the significant disruption in the U.S. residential mortgage and credit markets and credit rating downgrades on our debt. Historically, we funded our operations and repaid our obligations using funds collected from our finance receivable portfolio and new debt issuances. Since September 2008, our traditional borrowing sources, including our ability to cost effectively issue large amounts of unsecured debt in the capital markets, have not been available. We currently expect our near-term sources of funding to be far more limited than those that have been available to us during the past several years. Management has limited liquidity risks by pursuing non-traditional funding sources and limiting our lending activities and operating expenses. While we anticipate, based on our estimates and after consideration of the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern Considerations in Item 7, that our existing and alternative sources of funds will be sufficient to meet our debt and other obligations, we cannot provide any assurance that this will be the case in the long term. Failure to gain access to adequate capital and credit sources could have a material adverse effect on our financial position, results of operations, and cash flows. It is uncertain how the FCFI Transaction will impact SLFC’s financing capabilities.

Our consolidated results of operations and financial condition have been adversely affected by economic conditions and other factors, including difficult conditions for U.S. employment and the residential real estate market, and we do not expect these conditions to significantly improve in the near future.

Our actual consolidated results of operations or financial condition may differ from the consolidated results of operations or financial condition that we anticipate or that we achieved in the past. We believe that generally the factors affecting our consolidated results of operations or financial condition relate to:  general economic conditions, such as unemployment levels, housing markets, and interest rates; our ability to successfully underwrite lending risk; our ability to cost-effectively access the capital markets to support our business; fluctuations in the demand for our products and services and the effectiveness of our distribution channels; and natural or other events and catastrophes that affect our customers, collateral, and branches or other operating facilities.

In 2008, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and many financial institutions. Decreased property values that accompany a market downturn can reduce a borrower’s ability to refinance his or her mortgage, as well as increase the loan-to-value (LTV) ratios of our real estate loans. Defaults by borrowers on real estate loans could cause losses to us, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage increased or changing regulation. Any increased or changing regulation could limit the availability of, or require changes in, the terms of certain real estate loan products and could also require us to devote additional resources to comply with that regulation.

Item 1A.  Continued

The market developments discussed above have significantly impacted our operating results. The continuation or worsening of these conditions could further adversely affect our business and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements in Item 7 for a more detailed list of factors which could cause our consolidated results of operations or financial condition to differ, possibly materially, from the consolidated results of operations or financial condition that we anticipate.

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

•

the potential for declining financial flexibility and reduced income should we use more of our assets for securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms, as needed, additional borrowings, securitizations, portfolio sales, or other transactions to support liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which would affect profitability;

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

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened nationwide regulatory scrutiny of foreclosure practices in the industry generally;

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

•

the undetermined effects of the FCFI Transaction, including the availability of support from our new ownership and the effect of any changes to our operations, capitalization, and business strategies.

Item 1A.  Continued

In our going concern assessment, we assumed that there will be no support required from FCFI and no material change in our recent liquidity sources and capitalization management. We intend to support our liquidity position by managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing on such loans. We intend to support operations and repay obligations with one or more of the following: finance receivable collections from operations, securitizations, additional term loans, potential unsecured debt offerings, and portfolio sales.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third-party financing is not available, substantial doubt could exist about our ability to continue as a going concern.

Certain of our debt agreements contain terms that could result in acceleration of payments.

Our anticipated liquidity requirements are based upon our continued compliance with our existing debt agreements. An event of default or declaration of acceleration under certain of our borrowing agreements could also result in an event of default and declaration of acceleration under certain of our other borrowing agreements. Such acceleration of debt repayments would have a material adverse effect on our liquidity and our ability to continue as a going concern.

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

Item 1A.  Continued

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

Recently enacted law may have a material impact on our operations.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law, and the regulations to be promulgated under it, is likely to affect our operations in terms of increased oversight of financial services products by the Bureau of Consumer Financial Protection (the Bureau) and the imposition of restrictions on the terms of certain loans. The Bureau will have significant authority to implement and enforce Federal consumer financial laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair and deceptive acts and practices. In addition, the Bureau will have broad supervisory, examination and enforcement authority over certain consumer products, such as mortgage lending. The Dodd-Frank Act also restricts certain terms for mortgage loans, such as loan fees, prepayment fees and other charges, and imposes certain duties on a lender to ensure that a borrower can afford to repay the loan. Going forward, securitizations of loan portfolios may be subject to certain restrictions and additional requirements under the Dodd-Frank Act, including requirements that the originator retain at least 5% of the credit risk of the securities sold and the reporting of buyback requests from investors. The law and accompanying regulations will be phased in over a one to three year period.

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

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. SLFC subsidiaries own two branch offices in Riverside and Barstow, California, two branch offices in Hato Rey and Isabela, Puerto Rico, one branch office in Terre Haute, Indiana, and eight buildings in Evansville, Indiana. The Evansville buildings house our administrative offices, our centralized services and support operations for our branch and centralized real estate business segments, and one of our branch offices.

Item 3.  Legal Proceedings.

SLFC and certain of its subsidiaries are parties to various legal proceedings, including certain purported class action claims such as the one described below, arising in the ordinary course of business. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts, if any, that will ultimately be paid arising from these legal proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the continued occurrences of large damage awards in general in the United States, including, in some jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding.

King v. American General Finance, Inc., Case No. 96-CP-38-595 in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, Plaintiffs assert class action claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, inter alia, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. The Plaintiffs and SLFI have filed various motions, which remain pending. The case was recently reassigned to a new judge, who will hear and rule on the motions, including Plaintiffs’ motion for summary judgment. SLFI has filed additional motions to be heard by the new judge. Based on Plaintiffs’ allegations, if the case proceeds as a class action and if the court should find liability, the size of the class will range from about 5,000 to 9,000 members depending upon the final class definition. The statute provides for a penalty range of $1,500 to $7,500 per class member, to be determined by the judge. SLFI is defending the case vigorously.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for SLFC’s common stock. All of the Company’s common stock is held by SLFI. SLFC did not pay any cash dividends on its common stock in 2010 or 2009.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity in Item 7, and Note 24 of the Notes to Consolidated Financial Statements in Item 8, regarding limitations on the ability of SLFC and its subsidiaries to pay dividends.

Item 6.  Selected Financial Data.

You should read the following selected financial data in conjunction with the consolidated financial statements and related notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

	Successor Company			Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008	At or for the Year Ended December 31, 2007	At or for the Year Ended December 31, 2006
Total revenues	$ 209,932	$ 1,914,994	$ 2,216,836	$ 2,734,266	$ 2,737,435	$ 2,890,774
Net income (loss) (a) (b)	$ 1,470,788	$ (4,454)	$ (473,865)	$ (1,307,234)	$ 90,130	$ 430,563
Total assets	$18,132,960	N/A (c)	$22,587,597	$26,078,492	$30,124,244	$27,212,402
Long-term debt	$14,940,989	N/A	$17,475,107	$20,482,271	$22,036,616	$18,585,636
Average net receivables	$14,249,728	$17,561,339	$21,011,867	$25,306,685	$24,127,084	$23,252,015
Average borrowings	$14,918,187	$17,484,144	$20,951,489	$23,909,940	$23,030,478	$22,257,314
Yield	14.81%	10.28%	10.19%	10.22%	10.46%	10.44%
Interest expense rate	9.41%	6.09%	5.01%	5.07%	5.22%	5.06%
Interest spread	5.40%	4.19%	5.18%	5.15%	5.24%	5.38%
Operating expense ratio (d)	4.83%	4.31%	3.47%	5.18%	3.99%	3.67%
Allowance ratio	N/M (e)	N/A	8.32%	4.72%	2.40%	2.04%
Charge-off ratio	2.65%	3.67%	4.00%	2.12%	1.17%	0.97%
Charge-off coverage	N/M	2.14x	1.78x	2.10x	2.10x	2.14x
Delinquency ratio	6.59%	N/A	7.39%	5.07%	2.89%	2.09%
Return on average assets	N/M	(0.02)%	(1.94)%	(4.55)%	0.32%	1.63%
Return on average equity	N/M	(0.20)%	(19.89)%	(41.81)%	2.79%	13.25%
Ratio of earnings to fixed charges (f)	N/M	N/A	N/A	N/A	1.09x	1.58x
Adjusted tangible leverage	8.48x	N/A	7.31x	9.23x	8.11x	7.59x
Debt to equity ratio	8.79x	N/A	8.22x	11.08x	7.93x	6.98x

(a)

We exclude per share information because SLFI owns all of SLFC’s common stock.

(b)

Net income for the one month ended December 31, 2010 included a bargain purchase gain of $1.5 billion resulting from the FCFI Transaction.

(c)

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

(d)

2008 operating expenses included significant goodwill and other intangible assets impairment charges.

(e)

Not meaningful

(f)

Earnings were inadequate to cover total fixed charges by $244.5 million during the eleven months ended November 30, 2010, $888.6 million in 2009, and $924.7 million in 2008.

Item 6.  Continued

Glossary

Adjusted tangible leverage	total debt less 75% of hybrid debt divided by the sum of tangible equity and 75% of hybrid debt
Allowance ratio	allowance for finance receivable losses as a percentage of net finance receivables
Average borrowings	average of debt for each day in the period
Average net receivables	average of net finance receivables at the beginning and end of each month in the period
Charge-off coverage	allowance for finance receivable losses to annualized net charge-offs
Charge-off ratio	annualized net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Debt to equity ratio	total debt divided by total equity
Delinquency ratio	unpaid principal balance 60 days or more past due (greater than three payments unpaid) as a percentage of unpaid principal balance
Hybrid debt

capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies

Interest expense rate	annualized interest expense as a percentage of average borrowings
Interest spread	yield less interest expense rate
Operating expense ratio	total annualized operating expenses as a percentage of average net receivables
Ratio of earnings to fixed charges	see Exhibit 12 for calculation
Return on average assets	annualized net (loss) income as a percentage of the average of total assets at the beginning and end of each month in the period
Return on average equity	annualized net (loss) income as a percentage of the average of total equity at the beginning and end of each month in the period
Tangible equity	total equity less accumulated other comprehensive income or loss
Yield	annualized finance charges as a percentage of average net receivables

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

An index to our management’s discussion and analysis follows:

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

•

the impacts of our securitizations and borrowings;

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

•

shifts in collateral values, delinquencies, or credit losses;

•

shifts in residential real estate values;

•

levels of unemployment and personal bankruptcies;

•

credit ratings actions on our debt;

•

potential costs for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines by the United Kingdom Financial Services Authority for sales of payment protection insurance, including possible refunds to customers;

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened nationwide regulatory scrutiny of foreclosure practices in the industry generally;

•

potential liability relating to real estate loans which we have sold or securitized if it is determined that there was a breach of a warranty made in connection with the transaction;

•

changes in laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act discussed in “Regulation” in Item 1, that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•

the effects of participation in the HAMP by subservicers of our loans;

•

the costs and effects of any litigation or governmental inquiries or investigations involving us, particularly those that are determined adversely to us;

•

changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•

the undetermined effects of the FCFI Transaction, including the availability of support from our new ownership and the effect of any changes to our operations, capitalization, and business strategies;

Item 7.  Continued

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

FCFI TRANSACTION

On November 30, 2010, FCFI indirectly acquired an 80% economic interest in SLFI from ACC. AIG, through ACC, indirectly retained a 20% economic interest in SLFI. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on the FCFI Transaction.

GOING CONCERN CONSIDERATIONS

Liquidity of the Company

Since September 2008 and through the filing of this report, our access to capital markets has been limited and obtained primarily through funding structures different than our more traditional borrowing transactions prior to 2008. This alternative funding approach was due to a combination of challenges facing AIG, our operating results, downgrades of our debt credit ratings, and market concerns as to our available sources of funding following the turmoil in the capital markets beginning in 2008. While overall credit markets and our near-term liquidity position each have improved compared to late 2008 and much of 2009, we cannot determine when or to what extent access to our more traditional borrowing sources will be available to us again.

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

During 2010, we continued to manage liquidity and generated additional funding through two significant transactions. In March 2010, we securitized $1.0 billion of real estate loans and sold $501.3 million in senior certificates (while retaining subordinated notes for possible future sale) and separately received AIG’s repayment of its $1.6 billion in demand promissory notes to us. In April 2010, we executed and fully drew down on a $3.0 billion five-year secured term loan. SLFC and SLFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by SLFC and $400.0 million repaid by SLFI) and the SLFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. With these repayments, there are no remaining SLFC or SLFI debt agreements that require SLFC to maintain a minimum specified dollar amount of SLFC consolidated net worth, or require AIG to maintain majority ownership of SLFC or SLFI.

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

•

the potential for declining financial flexibility and reduced income should we use more of our assets for securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms, as needed, additional borrowings, securitizations, portfolio sales, or other transactions to support liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which would affect profitability;

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

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened nationwide regulatory scrutiny of foreclosure practices in the industry generally;

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

•

the undetermined effects of the FCFI Transaction, including the availability of support from our new ownership and the effect of any changes to our operations, capitalization, and business strategies.

In our going concern assessment, we assumed that there will be no support required from FCFI and no material change in our recent liquidity sources and capitalization management. We intend to support our liquidity position by managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing on such loans. We intend to support operations and repay obligations with one or more of the following: finance receivable collections from operations, securitizations, additional term loans, potential unsecured debt offerings, and portfolio sales.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

Item 7.  Continued

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third-party financing is not available, substantial doubt could exist about our ability to continue as a going concern.

OVERVIEW AND OUTLOOK

Segment Overview

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

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchased private label finance receivables originated by AIG Bank under a participation agreement. See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for information regarding the termination of this participation agreement on September 30, 2010.

To supplement our lending and retail sales financing activities, we have historically purchased portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we:

•

serviced a portfolio of residential real estate loans generated through:

•

portfolio acquisitions from third-party lenders;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages;

•

advances on home equity lines of credit; or

•

correspondent relationships;

•

originated and acquired residential real estate loans for transfer to the centralized real estate servicing center;

•

originated residential real estate loans directly with consumers for sale to investors with servicing released to the purchaser; and

•

originated residential real estate loans through mortgage brokers for sale to investors with servicing released to the purchaser.

Effective February 1, 2011, Nationstar began subservicing the centralized real estate loans of MorEquity and two other subsidiaries of SLFC. In addition, Nationstar began subservicing certain real estate loans that MorEquity had been servicing in conjunction with the 2010 securitization of these real estate loans.

Item 7.  Continued

See Note 33 of the Notes to Consolidated Financial Statements in Item 8 for further information on these subservicing agreements.

Effective June 17, 2008, WFI ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. Currently, WFI’s limited loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also offer non-credit insurance products. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s business segments.

2010 Overview

Following the deepest recession in more than a half-century, the U.S. economy struggled with high unemployment, poor housing markets, retrenching businesses and reluctant consumers. Weekly initial jobless claims averaged 456,000 in 2010 and consumer confidence was half of pre-recession levels. Consumer spending increased gradually but failed to match the gains observed in the manufacturing sector. Various federal programs to boost corporate liquidity did little to boost lending as banks tightened credit standards.

During 2010, we were unable to access our traditional capital market funding sources and were not eligible to directly benefit from federal actions and programs to support market liquidity. The continued limited availability of unsecured wholesale funding for non-bank financial companies and liquidity issues associated with our former indirect parent resulted in additional credit rating downgrades.

To maintain the franchise value and support our liquidity, we continued to limit lending in 2010. In the first quarter of 2010, we securitized $1.0 billion of real estate loans and sold $501 million in senior certificates. Following this transaction, we executed and fully drew down a $3.0 billion five-year secured term loan, using a portion of the proceeds to retire existing bank credit facilities.

2011 Outlook

The gradual economic improvement observed in 2010 is expected to continue into 2011. However, weak labor markets, a stubbornly high unemployment rate, and a tepid housing market will likely constrain economic growth in 2011. The general consensus forecast for 2011 real gross domestic product growth is approximately 3%. The lending environment and financial markets should continue to improve and provide support to both consumer and business spending.

We anticipate new lending volumes in 2011 to increase as funding sources permit, with the majority of new lending in our higher yielding, non-real estate products. Writedowns relating to foreclosures on real estate loans could increase as our remaining mortgage portfolio ages and the housing markets continue to struggle. Our total finance charges are likely to be negatively impacted from an expected net reduction in finance receivables during 2011, while our interest expense may also be negatively impacted from lower rate debt maturing and higher cost secured financing accounting for a larger portion of our debt. We will continue our focus on reducing operating expenses in conjunction with our anticipated reduction of finance receivables.

Item 7.  Continued

Our access to traditional unsecured capital markets during 2011 is likely to remain limited compared to our historical access. We intend to support operations and repay obligations with one or more of the following: finance receivable collections from operations, securitizations, funding from additional term loans or potential unsecured debt offerings, and portfolio sales. However, there can be no assurance as to the sufficiency or availability of these funds. Failure to access these sources of funding could have a material adverse effect on our financial position, results of operations, and cash flows.

BASIS OF REPORTING

We prepared our consolidated financial statements using accounting principles generally accepted in the United States of America (GAAP). The statements include the accounts of SLFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates.

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

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, it was determined that push-down accounting should be applied to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting has been established and, for accounting purposes, the old entity (the Predecessor Company) has been terminated and a new entity (the Successor Company) has been created. This distinction is made throughout this Annual Report on Form 10-K through the inclusion of a vertical black line between the Predecessor Company and the Successor Company columns.

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010. As a result, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the one month ended December 31, 2010 have been the same as those reported if push-down accounting had not been applied. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on the FCFI Transaction.

At December 31, 2010, 78% of our assets were net finance receivables less allowance for finance receivable losses. Finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method.

At December 31, 2010, 91% of our liabilities were debt issued primarily to support our net finance receivables. Interest expense is a function of the amount of average borrowings and the interest expense rate on those average borrowings. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our swap agreements that qualify for hedge accounting under GAAP.

Item 7.  Continued

Insurance revenues consist primarily of insurance premiums resulting from our branch customers purchasing various credit and non-credit insurance policies. Insurance premium revenue is a function of the premium amounts and policy terms. GAAP dictates the methods of insurance premium revenue recognition. Our credit life premiums are recognized as revenue using the rule of 78’s method for decreasing credit life and the pro rata method for level credit life. Our credit accident and health premiums are recognized as revenue using the mean of the rule of 78’s method and the pro rata method. Our credit property and casualty and credit involuntary unemployment premiums are recognized as revenue using the pro rata method. Our non-credit premiums are recognized as revenue when collected. Insurance revenues also include commissions received from selling third-party insurers’ products, primarily through the operations of Ocean.

We invest cash generated by our insurance business segment primarily in investment securities (mainly bonds), which were 4% of our assets at December 31, 2010, and to lesser extents in commercial mortgage loans, investment real estate, and policy loans, which we include in other assets. We report the resulting revenue in investment revenue. GAAP requires that we recognize interest on these investments as revenue on the accrual basis.

Net service fees (included in other revenues) include amounts we charged AIG Bank for services under our agreements for AIG Bank’s origination and sale of non-conforming residential real estate loans. (Previously, WFI and MorEquity maintained agreements with AIG Bank whereby WFI and MorEquity provided services for AIG Bank’s origination and sale of such real estate loans.) We assumed financial responsibility for recourse exposure pertaining to these loans. We netted the provisions for the related recourse in net service fee revenue. Net service fees also include amounts we charged AIG Bank for certain services under our agreement for AIG Bank’s origination of private label receivables. (Previously, we purchased private label receivables originated by AIG Bank under a participation agreement which we terminated on September 30, 2010.) As required by GAAP, we recognize these fees as revenue when we provide the services.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 5 of the Notes to Consolidated Financial Statements in Item 8 for discussion of recently issued accounting pronouncements.

Item 7.  Continued

CRITICAL ACCOUNTING ESTIMATES

Push-down Accounting

On November 30, 2010, FCFI indirectly acquired an 80% economic interest in SLFI from ACC. AIG, through ACC, indirectly retained a 20% economic interest in SLFI. Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards.

In establishing the fair value measurements, we based each measurement on the price that we believed would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date. While it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, the current capital market and, more broadly, economic environments required us to make certain judgments and estimates. These judgments and estimates were based on our perception of market participant views related to the economic and competitive environment, the characteristics of the asset or liability, and other similar factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any valuation technique, and changes in the underlying assumptions used could significantly affect current or future values. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements in Item 8 for further information associated with our fair measurement policy and the FCFI Transaction.

Credit Impaired Finance Receivables

As a result of the FCFI Transaction, we evaluated the credit quality of our finance receivable portfolio in order to identify finance receivables that, as of the acquisition date, had evidence of credit quality deterioration. As a result, we identified a population of finance receivables for which it was determined that it is probable that we will be unable to collect all contractually required payments. In establishing this population, consideration was given to the requirement that each individual finance receivable first be reviewed. However, because of the homogeneity of finance receivables within a particular product group as well as the fact that we do not view our business on a loan by loan basis, emphasis was placed on past due status and accounting classification. As a result, the population of accounts identified principally consists of those finance receivables that are 60 days or more past due or that were classified as TDRs as of the acquisition date.

In order to determine the unit(s) of account, we considered the risk characteristics associated with the population of identified finance receivables. Accounting literature related to credit impaired finance receivables permits finance receivables to be aggregated if the identified finance receivables have common risk characteristics. In evaluating the identified population, we determined that these finance receivables could be aggregated into four pools, which are: loans secured by first mortgages on real estate, second mortgages on real estate, non-real estate loans, and retail sales finance (whether or not secured). The categorization of these finance receivables into these four pools is consistent with how our Credit Strategy and Policy Committee evaluates the performance of our finance receivable portfolio and with the methodologies employed in establishing internal credit scores. As a result, we believe that these four pools result in an aggregation methodology that is consistent with the underlying risks associated with each finance receivable and the related collateral, as applicable.

Item 7.  Continued

The balance recorded as of the acquisition date was the fair value of each pool, which was determined by discounting the cash flows expected to be collected at a market observable discount rate adjusted for factors that a market participant would consider in determining fair value. In determining the cash flows expected to be collected, we incorporated assumptions regarding default rates, loss severities and the amounts and timing of prepayments. The excess of the cash flows expected to be collected over the discounted cash flows represents the accretable yield, which is not reported in our consolidated balance sheets, but is accreted into interest income at a level rate of return over the expected lives of the underlying pools of finance receivables.

We have established policies and procedures to periodically (at least once a quarter) update the amount of cash flows we expect to collect, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable and significant increases (defined as a change in cash flows equal to 10 percent or more) in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool's yield.

We have additionally established policies and procedures related to maintaining the integrity of these pools. Generally, a finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is charged-off. However, given the nature of our business, finance receivables will also be removed from a pool if the collateral underlying a particular finance receivable changes as we believe that, if such events occur, that particular finance receivable represents a new finance receivable rather than a continuation.

If the timing and/or amounts of expected cash flows on credit impaired finance receivables were determined not to be reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows for our four pools are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables.

If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its carrying amount with the carrying amount being determined using the pro-rata method (the unpaid principal balance of the particular finance receivable divided by the unpaid principal balance of the pool multiplied by the carrying amount of the pool). If a finance receivable is removed from the pool because it is charged-off, it is removed at its carrying amount with a charge to the provision for finance receivable losses. Subsequent collections from our charge-off recovery activities will be a credit to the provision for finance receivable losses.

Allowance for Finance Receivable Losses

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

Item 7.  Continued

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

Our migration analysis utilizes a rolling 12 months of historical data that is updated quarterly. The primary inputs for our migration analysis are (1) historical finance receivable balances, (2) historical delinquency, charge-off, recovery and repayment amounts, and (3) the current finance receivable balances in each stage of delinquency (i.e., current, greater than 30 days past due, greater than 60 days past due, etc.). The primary assumptions used in our migration analysis are the weighting of historical data and our estimate of the loss emergence period for the portfolio.

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

Item 7.  Continued

We consider the current and historical levels of nonaccrual loans in our analysis of the allowance by factoring the delinquency status of loans into both the migration analysis and Monte Carlo technique. We classify loans as nonaccrual based on our accounting policy, which is based on the delinquency status of the loan. As delinquency is a primary input into our migration analysis and Monte Carlo scenarios, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses. See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for further information on our nonaccrual loans and finance receivables more than 90 days past due, as well as troubled debt restructured finance receivables at December 31, 2010.

The allowance for finance receivable losses related to our credit impaired finance receivables is calculated using updated cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment. Probable and significant increases (defined as a change in cash flows equal to 10 percent or more) in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses.

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

Changes in housing prices and the related impact on homeowners’ equity is one factor that influences borrower decisions regarding whether to continue making payments on their real estate loan. The anticipated delinquency and losses resulting from these borrower decisions are incorporated in our allowance models as described above.

We generally obtain a current appraisal before closing a loan secured by real estate. In addition, when we complete foreclosure proceedings on a real estate loan, we obtain a third-party’s valuation of the property, which is used in establishing the value of the real estate owned. However, we are ultimately responsible for the valuation.

We utilize the migration and Monte Carlo results for the Company’s finance receivable portfolio to arrive at an estimate of inherent losses for the finance receivables existing at the time of analysis. We adjust the amounts determined by migration and Monte Carlo for management’s estimate of the effects of model imprecision, any changes to its underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. There was no adjustment to the amount determined by migration and Monte Carlo at December 31, 2010 due to the push-down accounting adjustments recorded on November 30, 2010, compared to a $25.7 million increase at December 31, 2009.

As a result of the FCFI Transaction, we applied push-down accounting and reduced our allowance for finance receivable losses to zero on November 30, 2010 as any uncertainties related to the collectability of the finance receivables have been incorporated into the fair value measurement of our finance receivable portfolio. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on the FCFI Transaction. At December 31, 2010, the allowance for finance receivable losses was $7.1 million.

Item 7.  Continued

Prior to the adjustment for push-down accounting, we calculated our allowance for finance receivable losses at our estimated “most predictive” outcome of our adjusted migration and Monte Carlo scenarios. The “most predictive” outcome is the scenario that the Credit Strategy and Policy Committee has identified to be a better estimate than any other amount considering how the analyses best represent the probable losses inherent in our portfolio at the balance sheet date, taking into account the relevant qualitative factors, observable trends, economic conditions and our historical experience with our portfolio.

The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If the committee’s review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions considered by the Credit Strategy and Policy Committee to support its conclusions. See Analysis of Operating Results - Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.

Valuation of Net Other Intangible Assets

Prior to the FCFI Transaction, our other intangible assets consisted of trade names, broker relationships, customer relationships, investor relationships, employment agreements, non-compete agreements, and lender panel (group of lenders for whom Ocean performs loan origination services). In third quarter 2008, we wrote down other intangible assets to zero fair value as a result of these assets not being recoverable.

As a result of the FCFI Transaction, we recorded $83.7 million of net other intangible assets consisting of VOBA, customer relationships, trade names, licenses, customer lists, and leases. We began testing these net intangible assets for impairment in first quarter 2011. Each of these net intangible assets was determined to have a finite useful life with the exception of the insurance licenses. For those net intangible assets with a finite useful life, we review such intangibles for impairment quarterly and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. For the insurance licenses, which were determined to have indefinite lives, impairment will be evaluated annually, or more frequently if events or changes in circumstances between annual tests indicate that the licenses may be impaired. In testing for impairment, the fair value of the licenses will be determined in accordance with our fair value measurement policy. If the fair value of the licenses is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification of these licenses will be evaluated to determine whether such classification remains appropriate.

Item 7.  Continued

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

•

the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier years in the forecast period; and

•

tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

As a result of the FCFI Transaction and the resulting changes in the book and tax basis of our assets and liabilities, the Company was in a net deferred tax liability position, and based on the timing and reversal of the deferred tax liabilities, we have concluded that no valuation allowance is required on our gross deferred tax assets.

CRITICAL ACCOUNTING POLICIES

We consider the determination of the allowance for finance receivable losses to be our most critical accounting policy. Information regarding this critical accounting policy is disclosed in Critical Accounting Estimates. We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in Item 8.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2010 and December 31, 2009.

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

Item 7.  Continued

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

Management is responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting methodologies and assumptions. Third-party valuation service providers are employed to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When the valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, we may validate the reasonableness of fair values by comparing information obtained from the valuation service providers to other third-party valuation sources for selected securities. We also validate prices for selected securities obtained from brokers through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

See Note 31 of the Notes to Consolidated Financial Statements in Item 8 for further information on fair value measurements.

SELECTED SEGMENT INFORMATION

Allowance for Finance Receivable Losses

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly by real estate loans, non-real estate loans, and retail sales finance. Allowance for finance receivable losses is calculated for each product and then allocated to each segment based upon its delinquency. We account for our segments using the historical basis of accounting because management analyzes each business segment on a historical basis. However, in order to reconcile to our consolidated allowance for finance receivable losses, we are presenting our allowance for finance receivable losses by segments for the one month ended December 31, 2010 and eleven months ended November 30, 2010. Changes in the allowance for finance receivable losses by portfolio segment and by class were as follows:

Item 7.  Continued

	Successor Company		Predecessor Company
	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,	Year Ended December 31,
(dollars in millions)	2010	2010	2009	2008
Balance at beginning of period (a): Branch real estate loans	$ -	$ 624.3	$ 394.1	$ 230.3
Centralized real estate	-	536.4	369.8	137.2
Branch non-real estate loans	-	288.5	297.3	184.6
Branch retail sales finance	-	63.6	65.0	41.4
Total segment	-	1,512.8	1,126.2	593.5
All other	-	3.5	-	-
Total	$ -	$1,516.3	$1,126.2	$ 593.5
Provision for finance receivable losses (b): Branch real estate loans	$ 13.2	$ 140.1	$ 525.4	$ 321.6
Centralized real estate	12.4	195.9	353.0	299.4
Branch non-real estate loans	9.8	69.6	286.5	351.1
Branch retail sales finance	3.3	38.1	94.8	97.0
Total segment	38.7	443.7	1,259.7	1,069.1
All other	-	0.6	4.1	(0.3)
Total	$ 38.7	$ 444.3	$1,263.8	$1,068.8
Charge-offs: Branch real estate loans	$(11.1)	$ (241.3)	$ (299.0)	$ (163.1)
Centralized real estate	(12.2)	(127.1)	(168.1)	(67.1)
Branch non-real estate loans	(8.5)	(199.7)	(328.6)	(269.4)
Branch retail sales finance	(4.3)	(82.4)	(106.5)	(82.5)
Total segment	(36.1)	(650.5)	(902.2)	(582.1)
All other	-	0.3	(0.7)	(0.2)
Total	$(36.1)	$ (650.2)	$ (902.9)	$ (582.3)
Recoveries: Branch real estate loans	$ 0.4	$ 9.0	$ 7.6	$ 5.3
Centralized real estate	0.3	1.8	1.0	0.3
Branch non-real estate loans	2.8	34.4	33.3	31.0
Branch retail sales finance	1.0	12.0	10.3	9.1
Total segment	4.5	57.2	52.2	45.7
All other	-	-	0.1	0.5
Total	$ 4.5	$ 57.2	$ 52.3	$ 46.2
Affiliates contributed by SLFI to SLFC (c): Branch real estate loans	$ -	$ 8.9	$ -	$ -
Branch non-real estate loans	-	3.5	-	-
Branch retail sales finance	-	3.8	-	-
Total segment	$ -	$ 16.2	$ -	$ -
Transfers to finance receivables held for sale: Branch real estate loans	$ -	$ -	$ (3.8)	$ -
Centralized real estate	-	-	(19.3)	-
Total	$ -	$ -	$ (23.1)	$ -
Balance at end of period: Branch real estate loans	$ 2.5	$ 541.0	$ 624.3	$ 394.1
Centralized real estate	0.5	607.0	536.4	369.8
Branch non-real estate loans	4.1	196.3	288.5	297.3
Branch retail sales finance	-	35.1	63.6	65.0
Total segment	7.1	1,379.4	1,512.8	1,126.2
All other	-	4.4	3.5	-
Total	$ 7.1	$1,383.8	$1,516.3	$1,126.2

Item 7.  Continued

(a)

The beginning balance of allowance for finance receivable losses for the Successor Company includes the push-down accounting adjustments.

(b)

Provision for finance receivable losses for the Successor Company includes $20.8 million of net charge-offs on credit impaired finance receivables, $10.8 million on non-credit impaired finance receivables, and $7.1 million for new origination activity and TDR activity during the one month ended December 31, 2010. As a result of charging off the non-credit impaired finance receivables, $8.8 million of valuation discount accretion was accelerated and is included as a component of finance charges within revenues.

(c)

Effective January 1, 2010, SLFI contributed two of its wholly-owned subsidiaries to SLFC. The contribution included $16.2 million of allowance for finance receivable losses.

Fair Isaac Corporation (FICO) Credit Scores

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime”, “non-prime”, and “sub-prime”. While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third-party credit scores as a means to categorize the creditworthiness of the borrower and his or her finance receivable. Our finance receivable underwriting process does not use third-party credit scores as a primary determinant for credit decisions. However, we do, in part, use such scores to analyze performance of our finance receivable portfolio and for informational purposes we present below our net finance receivables and delinquency ratios grouped into the following categories based solely on borrower FICO credit scores at the date of origination or renewal:

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

Item 7.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

	Successor Company	Predecessor Company
(dollars in millions)	December 31, 2010	December 31, 2009
Net finance receivables: Branch real estate loans:
Prime	$1,063.8	$1,237.0
Non-prime	1,159.7	1,427.8
Sub-prime	4,089.9	5,069.0
Other/FICO unavailable	1.0	13.1
Total	$6,314.4	$7,746.9
Centralized real estate loans:
Prime	$3,399.3	$4,556.1
Non-prime	885.8	1,130.8
Sub-prime	348.8	443.1
Other/FICO unavailable	0.4	0.6
Total	$4,634.3	$6,130.6
Branch non-real estate loans:
Prime	$ 528.4	$ 573.1
Non-prime	592.2	695.3
Sub-prime	1,483.0	1,846.9
Other/FICO unavailable	12.4	10.1
Total	$2,616.0	$3,125.4
Branch retail sales finance:
Prime	$ 220.7	$ 629.3
Non-prime	72.3	173.5
Sub-prime	197.5	274.7
Other/FICO unavailable	0.7	8.0
Total	$ 491.2	$1,085.5

Item 7.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009
Delinquency ratio: Branch real estate loans:
Prime	3.61%	4.49%
Non-prime	5.21	6.75
Sub-prime	6.89	8.60
Other/FICO unavailable	3.81	29.15
Total	6.03	7.64
Centralized real estate loans:
Prime	7.31%	6.93%
Non-prime	12.39	13.32
Sub-prime	12.43	15.66
Other/FICO unavailable	-	3.55
Total	8.67	8.76
Branch non-real estate loans:
Prime	2.04%	2.93%
Non-prime	3.11	4.30
Sub-prime	4.75	5.98
Other/FICO unavailable	N/M*	6.91
Total	3.84	5.06
Branch retail sales finance:
Prime	3.95%	3.60%
Non-prime	6.32	8.97
Sub-prime	5.71	8.64
Other/FICO unavailable	6.94	5.57
Total	5.01	5.65

*

Not meaningful

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

Item 7.  Continued

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO
Successor Company December 31, 2010 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$4,089.9	6.89%	74.8%	557
Second mortgages	$ 835.9	7.43%	N/A (b)	602
LTV greater than 95.5% at origination	$ 147.2	5.50%	97.8%	611
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$ 764.9	11.08%	88.6%	707
Sub-prime	$ 348.8	12.43%	77.4%	586
Second mortgages	$ 32.9	2.61%	N/A	703
LTV greater than 95.5% at origination	$1,600.2	7.82%	99.4%	709
Low documentation	$ 269.7	13.32%	76.4%	664
Predecessor Company December 31, 2009 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$5,082.8	8.58%	74.8%	557
Second mortgages	$1,111.7	8.72%	N/A	602
LTV greater than 95.5% at origination	$ 322.6	7.32%	97.8%	612
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$1,146.2	9.48%	88.3%	709
Sub-prime	$ 458.4	15.37%	77.1%	586
Second mortgages	$ 43.5	2.88%	N/A	702
LTV greater than 95.5% at origination	$2,307.3	6.39%	99.4%	709
Low documentation	$ 367.8	14.96%	76.6%	665

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

(b)

Not available.

Item 7.  Continued

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Branch Higher-risk real estate loans charge-off ratios: Interest only*
Sub-prime	3.11%	3.67%	3.78%	2.15%
Second mortgages	9.45%	9.90%	10.58%	6.02%
LTV greater than 95.5% at origination	5.94%	4.05%	4.96%	3.51%
Low documentation*
Centralized real estate Higher-risk real estate loans charge-off ratios: Interest only	3.04%	3.40%	4.12%	1.55%
Sub-prime	2.88%	2.56%	2.49%	0.97%
Second mortgages	0.93%	2.96%	4.92%	1.31%
LTV greater than 95.5% at origination	2.21%	2.38%	2.53%	0.89%
Low documentation	2.09%	1.82%	3.27%	1.22%

*

Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at December 31, 2010 was $2.0 billion, or 18%, of total real estate loans.

Item 7.  Continued

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital has varied primarily with the amount of our net finance receivables. We have historically based our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding.

	Successor Company		Predecessor Company
	December 31, 2010		December 31, 2009
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$14,941.0	90%	$17,475.1	80%
Short-term debt	-	-	2,050.0	9
Total debt	14,941.0	90	19,525.1	89
Equity	1,699.0	10	2,375.6	11
Total capital	$16,640.0	100%	$21,900.7	100%
Net finance receivables	$14,171.6		$18,215.4

We have historically issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. Until September 2008, SLFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years, and SLFC obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. We issued such commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At December 31, 2010, we had no issuances of commercial paper outstanding.

We historically maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008, including our 364-day facility ($2.050 billion drawn by SLFC and $400.0 million drawn by SLFI) and the SLFC $2.125 billion multi-year facility.

In July 2009, we converted the outstanding amounts under our expiring 364-day facility into one-year term loans that would mature on July 9, 2010. The one-year term loans included a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agreed to cause SLFC to maintain: (1) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (2) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”).

On March 25, 2010, SLFC and SLFI each repaid all of their respective outstanding obligations under their one-year term loans ($2.050 billion repaid by SLFC and $400.0 million repaid by SLFI). With these repayments, the support agreement was terminated in accordance with its terms.

Additionally, SLFC’s multi-year credit facility had a minimum consolidated net worth requirement of $1.8 billion. On April 26, 2010, SLFC repaid its outstanding borrowings under the multi-year facility. With this repayment, SLFC no longer has a minimum consolidated net worth requirement under its senior debt obligations.

Item 7.  Continued

See Note 17 of the Notes to Consolidated Financial Statements in Item 8 for additional information on credit facilities.

In April 2010, Springleaf Financial Funding Company, a wholly owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year term loan pursuant to a Credit Agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. Any portion of the term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed.

The term loan is guaranteed by SLFC and by the Subsidiary Guarantors. In addition, other SLFC operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The term loan is secured by a first priority pledge of the stock of Springleaf Financial Funding Company that was limited at the transaction date, in accordance with existing SLFC debt agreements, to approximately 10% of SLFC’s consolidated net worth.

Springleaf Financial Funding Company used the proceeds from the term loan to make intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible loan receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to pay down their intercompany loans from SLFC. SLFC used the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations.

Certain debt agreements of the Company contain terms that could result in acceleration of payments. Under certain circumstances, an event of default or declaration of acceleration under the borrowing agreements of the Company could also result in an event of default and declaration of acceleration under other borrowing agreements of the Company.

Based upon SLFC’s financial results for the twelve months ended September 30, 2010, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2011. The mandatory trigger event required SLFC to defer interest payments to the junior subordinated debt holders (and not make dividend payments to SLFI) unless SLFC obtained non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date and paid such amount to the junior subordinated debt holders. During December 2010, SLFC received from SLFI the non-debt capital funding necessary to satisfy (and did pay) the January 2011 interest payments required by SLFC’s hybrid debt through SLFI’s purchase of SLFC common stock.

Historically, we targeted our leverage to be a ratio of 7.5x of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of our junior subordinated debentures (hybrid debt) and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive income or loss. Our method of measuring target leverage reflects SLFC’s issuance of $350.0 million aggregate principal amount of 60-year junior subordinated debentures following our acquisition of Ocean in January 2007. The debentures underlie a series of trust preferred securities sold by a trust sponsored by SLFC in a Rule 144A/Regulation S offering. SLFC can redeem the debentures at par beginning in January 2017. Based upon the “equity-like” terms of these junior subordinated debentures, our leverage calculation treated the hybrid debt as 75% equity and 25% debt.

Item 7.  Continued

Due to the Company’s and our former indirect parent’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity and maintaining compliance with our existing debt agreements, and not on achieving a targeted leverage. Additionally, the application of push-down accounting significantly altered the presentation of many leverage calculation components and has thereby made our historical methods of leverage calculation less meaningful, particularly when compared to leverage measurements of the Predecessor Company. Our adjusted tangible leverage at December 31, 2010 was 8.48x compared to 7.31x at December 31, 2009. In calculating December 31, 2010 leverage, management deducted $1.2 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 7.82x. In calculating December 31, 2009 leverage, management deducted $1.1 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 6.88x (including the $1.6 billion loaned to AIG under a demand note as a cash equivalent debt reduction would lower this December 31, 2009 leverage measurement to 6.30x).

Reconciliations of total debt to adjusted debt were as follows:

	Successor Company	Predecessor Company
(dollars in millions)	December 31, 2010	December 31, 2009
Total debt	$14,941.0	$19,525.1
75% of hybrid debt	(128.6)	(262.0)
Adjusted debt	$14,812.4	$19,263.1

Reconciliations of equity to adjusted tangible equity were as follows:

	Successor Company	Predecessor Company
(dollars in millions)	December 31, 2010	December 31, 2009
Equity	$1,699.0	$2,375.6
75% of hybrid debt	128.6	262.0
Net other intangible assets	(83.7)	-
Accumulated other comprehensive loss (income)	2.5	(1.8)
Adjusted tangible equity	$1,746.4	$2,635.8

Liquidity

Our sources of funds have included cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. SLFC has also received capital contributions from its parent to support finance receivable growth and maintain leverage measures and compliance with debt agreements. Subject to insurance regulations, we also have received dividends from our insurance subsidiaries. SLFC received $466.0 million of dividends from its insurance subsidiaries during 2008 and $200.0 million during first quarter 2009. The majority of these insurance subsidiary dividends exceeded insurance company ordinary dividend levels and required regulatory approval before they could be paid. There can be no assurance that any regulatory approvals for future dividends exceeding ordinary dividend levels will be obtained.

Item 7.  Continued

While overall credit markets and our near-term liquidity position each have improved, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, cash on hand, and, as needed and available, additional borrowings, securitizations, or portfolio sales.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by operating the Company utilizing the following strategies:

•

managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing for such loans; and

•

as needed, pursuing additional borrowings, securitizations, or portfolio sales.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Principal sources and uses of cash were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Principal sources of cash: Net collections/originations and purchases of finance receivables	$128.8	$1,612.4	$2,541.0	$ -
Net repayment/establishment of note receivable from AIG	-	1,550.9	-	-
Operations	-	355.6	580.0	843.0
Sales and principal collections on finance receivables held for sale originated as held for investment	-	37.8	1,988.3	-
Capital contributions	10.5	21.9	604.3	218.0
Net investment securities called and sold/ purchased	8.5	-	27.8	581.5
Total	$147.8	$3,578.6	$5,741.4	$1,642.5
Principal uses of cash: Net repayment/issuances of debt	$119.7	$3,274.7	$3,799.2	$2,004.8
Operations	110.7	-	-	-
Establishment of note receivable from AIG	-	-	1,550.9	-
Net originations and purchases/collections of finance receivables	-	-	-	852.6
Net investment securities purchased/called and sold	-	2.9	-	-
Total	$230.4	$3,277.6	$5,350.1	$2,857.4

During 2010, we continued to manage our liquidity with cash from operations, proceeds of $501.2 million from a real estate loan securitization transaction in March 2010, and the execution and full draw down of a $3.0 billion five-year secured term loan in April 2010. During the first three months of 2010, we also received repayment of AIG’s $1.6 billion demand promissory notes. SLFC and SLFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050

Item 7.  Continued

billion repaid by SLFC and $400.0 million repaid by SLFI) and the SLFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. On May 11, 2010, SLFC made a loan of $750.0 million to AIG that was payable on demand at any time. The cash used to fund the AIG loan came from operations and SLFC’s secured term loan. On November 29, 2010, AIG repaid the $750.0 million demand promissory note plus accrued interest of $1.3 million.

During 2009, we sold $1.9 billion of finance receivables held for sale and received securitization proceeds of $967.3 million as part of our efforts to support our liquidity from sources other than our traditional capital market sources. During March 2009, SLFC repaid the $419.5 million (plus interest) owed under the demand note payable to AIG Funding and, on March 24, 2009, SLFC made a loan of $800.0 million to AIG that was callable on one business day’s notice under the March 24, 2009 demand note agreement. In August 2009, SLFC made an additional loan of $750.0 million to AIG under the March 24, 2009 demand note agreement. The cash used to fund the repayment of the demand note and these loans to AIG came from asset sale and securitization proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009.

During 2008, significant disruptions in the capital markets and liquidity issues resulted in credit ratings downgrades on our debt as well as AIG’s debt. These events prevented access to our traditional funding sources and resulted in the Company borrowing funds from AIG, drawing the full amounts available under our primary credit facilities, significantly limiting our lending activities, and pursuing alternative funding sources, including portfolio or asset sales. These factors as well as the slower U.S. housing market, our tighter underwriting guidelines, and our liquidity management efforts are reflected in our principal sources and uses of cash in 2008. Net cash from operations decreased in 2008 primarily due to a decrease in net sales and principal collections of finance receivables held for sale resulting from our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. As an additional source of funds, during 2008 our insurance subsidiaries sold investment securities, the proceeds of which were used by them to pay dividends of $466.0 million to SLFC.

At December 31, 2010, material obligations were as follows:

(dollars in millions)	Long-term Debt (a)	Interest Payments on Debt (a) (b)	Operating Leases (c)	Total
First quarter 2011	$ 677.9	$ 187.2	$ 10.6	$ 875.7
Second quarter 2011	813.3	292.9	10.2	1,116.4
Third quarter 2011	1,021.3	152.6	9.5	1,183.4
Fourth quarter 2011	818.7	286.9	8.8	1,114.4
2011	3,331.2	919.6	39.1	4,289.9
2012-2013	4,386.5	1,458.0	48.2	5,892.7
2014-2015	4,141.9	961.5	17.0	5,120.4
2016+	3,081.4	879.5	4.8	3,965.7
Total	$14,941.0	$4,218.6	$109.1	$19,268.7

(a)

Long-term debt and interest payments on debt include estimated payments for on-balance sheet securitizations.

(b)

Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2010.

(c)

Operating leases include annual rental commitments for leased office space, automobiles, and data processing and related equipment.

Item 7.  Continued

ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Amount, number, and average size of net finance receivables originated and renewed by type were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Originated Amount (in millions): Real estate loans	$ 8.1	$124.6	$ 262.5	$1,144.6
Non-real estate loans	60.4	704.0	693.5	1,369.4
Retail sales finance	7.1	77.9	670.3	2,157.2
Total	$75.6	$906.5	$1,626.3	$4,671.2
Number: Real estate loans	76	1,635	4,716	18,060
Non-real estate loans	21,389	211,542	184,980	312,818
Retail sales finance	2,495	23,649	208,916	751,815
Total	23,960	236,826	398,612	1,082,693
Average size (to nearest dollar): Real estate loans	$107,145	$76,218	$55,667	$63,378
Non-real estate loans	2,827	3,328	3,749	4,377
Retail sales finance	2,841	3,295	3,208	2,869
Renewed (includes additional funds borrowed) Amount (in millions): Real estate loans	$ 1.4	$ 24.6	$ 73.7	$ 503.2
Non-real estate loans	125.6	1,243.5	1,302.1	1,859.4
Total	$127.0	$1,268.1	$1,375.8	$2,362.6
Number: Real estate loans	28	468	1,384	7,423
Non-real estate loans	33,940	322,285	321,819	397,351
Total	33,968	322,753	323,203	404,774
Average size (to nearest dollar): Real estate loans	$48,893	$52,647	$53,260	$67,791
Non-real estate loans	3,699	3,858	4,046	4,680

The slower U.S. housing market, our tighter underwriting guidelines, and our liquidity management efforts resulted in lower levels of originations of real estate loans in 2010 than in 2009 and 2008.

Item 7.  Continued

Amount and number of net finance receivables net (transferred/sold) transferred back/purchased by type were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net (transferred/sold) transferred back/purchased Amount (in millions): Real estate loans	$ -	$529.6	$(1,847.2)	$ 124.4
Non-real estate loans	-	0.1	-	287.0
Retail sales finance	-	-	0.4	166.6
Total	$ -	$529.7	$(1,846.8)	$ 578.0
Number: Real estate loans	-	4,266	(11,736)	12,178
Non-real estate loans	-	1	-	80,385
Retail sales finance	-	-	64	29,800
Total	-	4,267	(11,672)	122,363

In February 2010, we transferred $170.7 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future. As of December 31, 2010, management has both the intent and ability to hold the remainder of the finance receivable portfolio for the foreseeable future.

During 2008 and 2009, we transferred $972.5 million and $1.8 billion, respectively, of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.0 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables.

Item 7.  Continued

Amount and number of total net finance receivables originated, renewed, and net (transferred/sold) transferred back/purchased by type were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Originated, renewed, and net (transferred/sold) transferred back/purchased Amount (in millions): Real estate loans	$ 9.5	$ 678.8	$(1,511.0)	$1,772.2
Non-real estate loans	186.0	1,947.6	1,995.6	3,515.8
Retail sales finance	7.1	77.9	670.7	2,323.8
Total	$202.6	$2,704.3	$ 1,155.3	$7,611.8
Number: Real estate loans	104	6,369	(5,636)	37,661
Non-real estate loans	55,329	533,828	506,799	790,554
Retail sales finance	2,495	23,649	208,980	781,615
Total	57,928	563,846	710,143	1,609,830

Amount, number, and average size of net finance receivables by type were as follows:

	Successor Company		Predecessor Company
	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Net finance receivables Amount (in millions): Real estate loans	$11,064.4	78%	$14,001.9	77%	$17,727.4	74%
Non-real estate loans	2,616.0	18	3,128.9	17	3,969.4	17
Retail sales finance	491.2	4	1,084.6	6	2,147.0	9
Total	$14,171.6	100%	$18,215.4	100%	$23,843.8	100%
Number: Real estate loans	170,908	15%	180,742	13%	213,233	10%
Non-real estate loans	777,067	68	823,942	57	957,931	47
Retail sales finance	188,985	17	426,644	30	883,425	43
Total	1,136,960	100%	1,431,328	100%	2,054,589	100%
Average size (to nearest dollar): Real estate loans	$64,739		$77,469		$83,137
Non-real estate loans	3,366		3,797		4,144
Retail sales finance	2,599		2,542		2,430

As of December 31, 2010, it is probable that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on non-traditional funding sources, including securitizations.

Item 7.  Continued

The amount of first mortgage loans was 91% of our real estate loan net receivables at December 31, 2010 and 2009 and 92% at December 31, 2008.

The largest concentrations of net finance receivables were as follows:

	Successor Company		Predecessor Company
	December 31, 2010		December 31, 2009*		December 31, 2008*
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
California	$ 1,611.2	11%	$ 2,173.2	12%	$ 2,969.3	12%
Florida	930.3	7	1,206.4	7	1,537.5	6
N. Carolina	810.3	6	1,112.3	6	1,334.9	6
Ohio	768.1	5	973.8	5	1,212.1	5
Virginia	738.9	5	955.8	5	1,237.9	5
Illinois	617.8	4	833.6	5	1,087.1	5
Pennsylvania	605.3	4	770.5	4	1,029.3	4
Tennessee	512.3	4	647.1	4	860.6	4
Other	7,577.4	54	9,542.7	52	12,575.1	53
Total	$14,171.6	100%	$18,215.4	100%	$23,843.8	100%

*

December 31, 2008 and 2009 concentrations of net finance receivables are presented in the order of December 31, 2010 state concentrations.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. However, the unemployment and housing market stresses in the U.S. have been national in scope and not limited to a particular region. While finance receivables have exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. In addition, 97% of our finance receivables at December 31, 2010 were secured by real property or personal property. See Analysis of Operating Results – Provision for Finance Receivable Losses for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 2 of the Notes to Consolidated Financial Statements in Item 8 for further information on how we estimate finance receivable losses.

Contractual maturities of net finance receivables by type at December 31, 2010 were as follows:

	Real	Non-Real	Retail
(dollars in millions)	Estate Loans	Estate Loans	Sales Finance	Total
2011	$ 267.6	$ 804.1	$140.3	$ 1,212.0
2012	338.4	925.4	118.5	1,382.3
2013	353.5	526.7	79.3	959.5
2014	366.5	179.7	50.8	597.0
2015	379.6	59.1	30.9	469.6
2016+	9,358.8	121.0	71.4	9,551.2
Total	$11,064.4	$2,616.0	$491.2	$14,171.6

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

Item 7.  Continued

Real Estate Owned

Changes in the amount of real estate owned were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Balance at beginning of period (a)	$ 177.8	$ 138.5	$ 132.7	$ 120.5
Properties acquired	28.7	260.8	313.8	205.7
Properties sold or disposed of	(24.7)	(205.9)	(273.7)	(161.5)
Writedowns	(2.9)	(36.9)	(34.3)	(32.0)
Affiliates contributed by SLFI to SLFC (b)	-	4.6	-	-
Balance at end of period	$ 178.9	$ 161.1	$ 138.5	$ 132.7
Real estate owned as a percentage of real estate loans	1.62%	N/A (c)	0.99%	0.75%

(a)

The beginning balance of real estate owned for the Successor Company includes the push-down accounting adjustments.

(b)

Effective January 1, 2010, SLFI contributed two of its wholly-owned subsidiaries to SLFC. The contribution included $4.6 million of real estate owned.

(c)

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

Changes in the number of real estate owned properties were as follows:

	Successor Company		Predecessor Company
	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Balance at beginning of period	2,151	1,797	1,681	1,432
Properties acquired	346	3,466	3,709	2,522
Properties sold or disposed of	(363)	(3,182)	(3,593)	(2,273)
Affiliates contributed by SLFI to SLFC (a)	-	70	-	-
Balance at end of period	2,134	2,151	1,797	1,681

The increase in real estate owned at November 30, 2010 when compared to December 31, 2009 and in 2009 when compared to 2008 reflected higher foreclosures as a result of negative economic fundamentals and the downturn in the U.S. residential real estate market. Real estate owned at December 31, 2010 reflected the impact of push-down accounting adjustments, which increased real estate owned by $16.7 million. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Item 7.  Continued

Finance Receivables Held for Sale

Finance receivables held for sale were as follows:

	Successor Company	Predecessor Company
(dollars in millions)	December 31, 2010	December 31, 2009	December 31, 2008
Finance receivables originated as held for investment	$ -	$688.0	$945.0
Finance receivables originated as held for sale	-	-	15.4
Total	$ -	$688.0	$960.4

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

During 2009, we transferred $1.8 billion of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2009, we sold $1.9 billion of finance receivables held for sale.

Currently, WFI’s limited loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

Investments

Insurance investments by type were as follows:

	Successor Company		Predecessor Company
	December 31, 2010		December 31, 2009		December 31, 2008
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Investment securities	$745.8	85%	$733.3	84%	$696.3	83%
Commercial mortgage loans	128.4	15	139.3	16	143.9	17
Policy loans	1.5	-	1.6	-	1.6	-
Investment real estate	-	-	-	-	0.1	-
Total	$875.7	100%	$874.2	100%	$841.9	100%

Investment securities are the majority of our insurance business segment’s investment portfolio. Our investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 for further information on investment securities.

Item 7.  Continued

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. Although finance receivable lives may change in response to market interest rates and credit conditions, for the quarter ending December 31, 2010, our finance receivables had the following average lives based upon the levels of principal repayments during the fourth quarter of 2010 and excluding the impact of renewals:

Average Life In Years
Real estate loans	7.9
Non-real estate loans	1.7
Retail sales finance	1.2
Total	4.3

The contractual weighted-average life until maturity for our long-term debt was 4.0 years at December 31, 2010.

We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity. We based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported.

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt. SLFC also has altered the nature of certain floating-rate funding by using swap agreements to convert to fixed-rate, long-term debt in order to limit our exposure to market interest rate increases. Additionally, SLFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 24% of our borrowings at December 31, 2010, compared to 25% at December 31, 2009. Adjustable-rate net finance receivables represented 5% of our total portfolio at December 31, 2010 and 2009. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. These real estate loans still in a fixed-rate period totaled $15.7 million and represented less than 1% of total real estate loans at December 31, 2010, compared to $100.6 million, or 1%, at December 31, 2009. Approximately $750.7 million, or 7%, of our real estate loans at December 31, 2010 are scheduled to reset by the end of 2011.

For the past several quarters, we have had limited direct control of our asset/liability mix as a result of our limited access to capital markets, our significantly restricted origination of finance receivables, and our sale or securitization of finance receivables.

Item 7.  Continued

ANALYSIS OF OPERATING RESULTS

Net Income (Loss)

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net income (loss)	$1,470.8	$ (4.5)	$(473.9)	$(1,307.2)
Amount change from full prior year	N/M (a)	$469.4	$ 833.3	$(1,397.3)
Percent change from full prior year	N/M	99%	64%	N/M
Return on average assets	N/M	(0.02)%	(1.94)%	(4.55)%
Return on average equity	N/M	(0.20)%	(19.89)%	(41.81)%
Ratio of earnings to fixed charges (b)	N/M	N/A	N/A	N/A

(a)

Not meaningful

(b)

Not applicable. Earnings were inadequate to cover total fixed charges by $244.5 million during the eleven months ended November 30, 2010, $888.6 million in 2009 and $924.7 million in 2008.

During 2008 and 2009, the U.S. residential real estate and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. Many of these 2008 and 2009 trends carried over into 2010. These market disruptions negatively impacted our results during 2008, 2009, and 2010.

Decreased property values that accompany a market downturn can reduce a borrower’s willingness to repay and their ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers on real estate loans could cause losses to us, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage increased or changing regulation. Any increased or changing regulation could limit the availability of, or require changes in, the terms of certain real estate loan products and could also require us to devote additional resources to comply with that regulation.

Net loss decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to lower provision for finance receivable losses resulting from our lower delinquency and net charge-offs, higher other revenues reflecting foreign exchange gains on foreign currency denominated debt, partially offset by lower finance charges resulting from decrease in average net finance receivables due to our tighter underwriting guidelines, liquidity management efforts, and one less month in the 2010 period, and lower benefit from income taxes. See Provision for Finance Receivable Losses, Other Revenues, Finance Charges, and (Benefit from) Provision for Income Taxes for further information. The overall credit quality of our finance receivable portfolios improved during the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009. Our charge-off ratio decreased to 3.67% for the eleven months ended November 30, 2010 compared to 4.00% for the twelve months ended December 31, 2009. Our delinquency ratio decreased to 6.59% at December 31, 2010, from 7.39% at December 31, 2009. As a result of our analysis of the favorable trends in our credit quality during the eleven months ended November 30, 2010, partially offset by the increase in TDR net finance receivables, we decreased our allowance for finance receivable losses by $148.7 million during the eleven months ended November 30, 2010.

Item 7.  Continued

Net income for the one month ended December 31, 2010 reflected the bargain purchase gain resulting from the FCFI Transaction. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on the FCFI Transaction.

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

Benefit from income taxes increased in 2009 when compared to provision for income taxes in 2008 reflecting: (1) AIG’s projection that it would have sufficient taxable income in 2009 to use our 2009 estimated tax losses; and (2) a tax return election made by certain of the Company’s affiliates.

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

See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A.

Item 7.  Continued

Our statements of operations line items (which were annualized for the one month ended December 31, 2010 and the eleven months ended November 30, 2010) as percentages of each period’s average net receivables were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues Finance charges	15.06%*	10.28%	10.19%	10.22%
Insurance	0.95	0.71	0.65	0.63
Finance receivables held for sale originated as held for investment	-	0.13	(0.34)	(0.11)
Investment	0.04	0.23	0.23	(0.03)
Other	1.63	0.55	(0.18)	0.09
Total revenues	17.68	11.90	10.55	10.80
Expenses Interest expense	9.91	6.08	5.00	4.78
Operating expenses: Salaries and benefits	2.60	2.41	2.00	1.94
Other operating expenses	2.23	1.90	1.47	3.24
Provision for finance receivable losses	3.26	2.76	6.02	4.22
Insurance losses and loss adjustment expenses	0.39	0.27	0.29	0.28
Total expenses	18.39	13.42	14.78	14.46
Bargain purchase gain	124.39	-	-	-
Income (loss) before (benefit from) provision for income taxes	123.68	(1.52)	(4.23)	(3.66)
(Benefit from) provision for income taxes	(0.18)	(1.49)	(1.97)	1.51
Net income (loss)	123.86%	(0.03)%	(2.26)%	(5.17)%

*

Finance charges as a percentage of average net receivables for the one month ended December 31, 2010 does not equal yield for the one month ended December 31, 2010 due to differences in the calculation of annualized finance charges. (The calculation of annualized finance charges in the table above does not adjust for finance charges that accrue on a 365-day basis.)

Item 7.  Continued

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real estate loans	$ 111.1	$ 967.0	$ 1,225.8	$ 1,535.8
Non-real estate loans	57.5	580.3	717.7	813.9
Retail sales finance	10.2	105.7	197.5	237.5
Total	$ 178.8	$ 1,653.0	$ 2,141.0	$ 2,587.2
Amount change from full prior year	N/M*	$ (488.0)	$ (446.2)	$ 63.1
Percent change from full prior year	N/M	(23)%	(17)%	2%
Average net receivables	$14,249.7	$17,561.3	$21,011.9	$25,306.7
Yield	14.81%	10.28%	10.19%	10.22%

*

Not meaningful

Finance charges (decreased) increased from the full prior year due to the following:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Change in average net receivables	N/M*	$(388.3)	$(435.4)	$134.2
Change in yield	N/M	22.4	(5.7)	(77.3)
Change in number of days	N/M	(122.1)	(5.1)	6.2
Total	N/M	$(488.0)	$(446.2)	$ 63.1

*

Not meaningful

Average net receivables by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real estate loans	$11,127.5	$13,860.1	$15,858.0	$19,100.4
Non-real estate loans	2,620.8	2,913.5	3,515.2	4,035.5
Retail sales finance	501.4	787.7	1,638.7	2,170.8
Total	$14,249.7	$17,561.3	$21,011.9	$25,306.7

Item 7.  Continued

Average net receivables by type as a percent of total were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real estate loans	78%	79%	75%	75%
Non-real estate loans	18	17	17	16
Retail sales finance	4	4	8	9
Total	100%	100%	100%	100%

Changes in average net receivables by type from the full prior year were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Amount change from prior full year (in millions): Real estate loans	N/M*	$(1,997.9)	$(3,242.4)	$ 577.1
Non-real estate loans	N/M	(601.7)	(520.3)	386.3
Retail sales finance	N/M	(851.0)	(532.1)	216.2
Total	N/M	$(3,450.6)	$(4,294.8)	$1,179.6
Percent change from prior full year: Real estate loans	N/M	(13)%	(17)%	3%
Non-real estate loans	N/M	(17)	(13)	11
Retail sales finance	N/M	(52)	(25)	11
Total	N/M	(16)%	(17)%	5%

*

Not meaningful

The decrease in average net finance receivables for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 and in 2009 when compared to 2008 reflected our tighter underwriting guidelines and liquidity management efforts. The decrease in average finance receivables in 2009 also reflected the slower U.S. housing market. We transfer finance receivables held for investment to finance receivables held for sale when it is probable that, as part of our liquidity management efforts, management’s intent or ability is to no longer hold those finance receivables for the foreseeable future. During 2009, we transferred $1.8 billion of real estate loans from finance receivables held for investment to finance receivables held for sale.

In February 2010, we transferred $170.7 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for

Item 7.  Continued

the foreseeable future. As of December 31, 2010, management has both the intent and ability to hold the remainder of the finance receivable portfolio for the foreseeable future.

Average net receivables for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which decreased average net receivables by $2.3 billion for the one month ended December 31, 2010.

Yield by type were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real estate loans	11.76%	7.62%	7.73%	8.04%
Non-real estate loans	25.98	21.75	20.42	20.17
Retail sales finance	23.94	14.66	12.05	10.94
Total	14.81	10.28	10.19	10.22

Changes in yield in basis points (bp) by type from the full prior year were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real estate loans	N/M*	(11) bp	(31) bp	(31) bp
Non-real estate loans	N/M	133	25	(44)
Retail sales finance	N/M	261	111	(56)
Total	N/M	9	(3)	(24)

*

Not meaningful

Yield increased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to higher non-real estate loan and retail sales finance yields reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products, partially offset by the increase of real estate loan modifications, including TDRs (which result in reduced finance charges).

Yield decreased in 2009 primarily due to lower real estate loan yield reflecting the increase in later stage delinquencies (which result in reversal of accrued finance charges) and the increase of real estate loan modifications, including TDRs, partially offset by higher retail sales finance and non-real estate loan yield reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products.

Yield for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which increased yield by 459 basis points for the one month ended December 31, 2010.

Item 7.  Continued

Insurance Revenues

Insurance revenues were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Earned premiums	$11.3	$113.0	$136.3	$155.5
Commissions	-	0.6	0.6	3.6
Total	$11.3	$113.6	$136.9	$159.1
Amount change from full prior year	N/M*	$(23.3)	$(22.2)	$ (8.8)
Percent change from full prior year	N/M	(17)%	(14)%	(5)%

*

Not meaningful

Earned premiums decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to decreases in credit earned premiums and one less month in the 2010 period.

Earned premiums decreased in 2009 primarily due to decreases in non-credit premium volume and credit earned premiums. Commissions decreased in 2009 primarily due to a decline in commissions that Ocean receives from the sale of various insurance products.

The components of earned premiums for the one month period ended December 31, 2010 are included in the table below.

Premiums earned by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Credit insurance: Life	$ 2.1	$ 22.4	$ 28.3	$ 31.6
Accident and health	2.2	24.3	30.8	35.0
Property and casualty	1.6	17.5	23.9	26.5
Involuntary unemployment	1.4	14.6	15.6	15.3
Non-credit insurance: Life	1.2	9.2	9.3	15.5
Accident and health	1.1	6.5	5.8	10.1
Premiums assumed under reinsurance agreements	1.7	18.5	22.6	21.5
Total	$11.3	$113.0	$136.3	$155.5

Item 7.  Continued

Premiums written by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Credit insurance: Life	$ 2.0	$ 20.3	$ 20.7	$ 28.8
Accident and health	2.0	19.1	18.9	30.7
Property and casualty	1.5	16.0	19.6	26.2
Involuntary unemployment	1.5	14.1	13.3	15.3
Non-credit insurance: Life	1.3	9.2	9.3	15.4
Accident and health	1.1	6.5	5.8	10.1
Premiums assumed under reinsurance agreements	1.5	16.5	21.0	23.5
Total	$10.9	$101.7	$108.6	$150.0

Finance Receivables Held for Sale Originated as Held for Investment Revenues

Finance receivables held for sale originated as held for investment revenues were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest income	$ -	$20.4	$ 39.6	$ -
Mark to market provision	-	-	(92.4)	(27.5)
Net loss on sales	-	-	(18.9)	-
Total	$ -	$20.4	$(71.7)	$(27.5)
Amount change from full prior year	N/M (a)	$92.1	$(44.2)	$(27.5)
Percent change from full prior year	N/M	128%	(161)%	N/A (b)

(a)

Not meaningful

(b)

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

Item 7.  Continued

During 2009, we transferred $1.8 billion of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a mark to market provision on finance receivables held for sale originated as held for investment of $92.4 million for 2009 was necessary to reduce the carrying amount of these finance receivables held for sale to fair value.

Investment Revenue

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Investment revenue	$0.4	$ 37.8	$48.9	$ (7.4)
Amount change from full prior year	N/M*	$(11.1)	$56.3	$(94.6)
Percent change from full prior year	N/M	(23)%	764%	(108)%

*

Not meaningful

Investment revenue was affected by the following:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Average invested assets	$983.8	$941.7	$919.1	$1,496.2
Average invested asset yield	5.07%	5.64%	5.85%	5.76%
Net realized losses on investment securities and securities lending	$ (0.3)	$ (9.8)	$ (5.6)	$ (99.2)

Generally, we invest cash generated by our insurance operations in various investments, primarily bonds.

The decrease in average invested assets in 2009 was primarily due to sales of investment securities, the proceeds of which were used by our insurance subsidiaries to pay dividends to SLFC during 2008 and the first quarter of 2009.

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the book value of our investment securities to their fair value, which increased average invested assets by $34.5 million and decreased average invested asset yield by 20 basis points for the one month period ended December 31, 2010.

Item 7.  Continued

Other Revenues

Other revenues were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Derivative adjustments	$ 32.9	$ 4.2	$ 19.5	$(54.8)
Foreign exchange (loss) gain on foreign currency denominated debt	(26.2)	74.3	(51.9)	8.8
Writedowns on real estate owned	(2.9)	(36.9)	(34.3)	(32.0)
Interest revenue – notes receivable from SLFI	1.9	16.4	14.1	19.5
Net loss on sales of real estate owned	(3.4)	(6.0)	(19.9)	(24.8)
Loan brokerage fees	0.3	5.2	6.7	25.4
Mortgage banking revenues	0.1	5.5	(2.8)	0.8
Net service fees	-	8.0	14.2	70.5
Other	16.7	19.4	16.2	9.4
Total	$ 19.4	$ 90.1	$(38.2)	$ 22.8
Amount change from full prior year	N/M*	$128.3	$(61.0)	$ 64.6
Percent change from full prior year	N/M	336%	(268)%	155%

*

Not meaningful

Other revenues for the eleven months ended November 30, 2010 reflected foreign exchange gains on foreign currency denominated debt and gains arising from derivative adjustments. Derivative adjustments for the eleven months ended November 30, 2010 included an other comprehensive income release gain of $68.8 million on cash flow hedge maturities and net interest income of $14.7 million and a credit valuation adjustment gain of $12.0 million on our non-designated cross currency derivative. These gains were partially offset by a mark to market loss of $62.4 million on our non-designated cross currency derivative and ineffectiveness losses of $29.2 million on our cash flow derivatives.

Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a derivative adjustment gain of $61.8 million, partially offset by a foreign exchange loss of $52.4 million in 2009. Derivative adjustments in 2009 also included a credit valuation adjustment loss of $11.3 million on our non-designated cross currency derivative and an ineffectiveness loss of $30.2 million on our fair value and cash flow derivatives.

The credit valuation adjustment gains or losses on our non-designated cross currency derivative for the eleven months ended November 30, 2010 and in 2009 resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future.

Mortgage banking revenues increased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 reflecting the transfers of $465.2 million of centralized real estate segment real estate loans from finance receivables held for sale back to finance receivables held for investment during the first half of 2010. Mortgage banking revenues decreased in 2009 reflecting a significant decrease in originations of finance receivables held for sale primarily due to the slower U.S. housing market, our tighter underwriting guidelines, and our decision to significantly reduce our

Item 7.  Continued

mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. WFI’s continued limited loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

Writedowns on real estate owned increased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 and in 2009 when compared to 2008 reflecting negative economic fundamentals and the downturn in the U.S. residential real estate market. However, net losses on sales of real estate owned improved during the eleven months ended November 30, 2010.

Net service fees decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 and in 2009 when compared to 2008 primarily due to lower reversals of reserves when compared to the respective previous year that were recorded in 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. (In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating finance receivables held for sale using our own state licenses.) We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. As a result of our evaluations of our loss exposure, we reduced the OTS remediation reserve by $7.2 million in 2010, $17.6 million in 2009, and $66.6 million in 2008. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for information on the Supervisory Agreement.

Loan brokerage fees revenues decreased substantially in 2009 primarily due to a significant decline in Ocean’s brokered loan volume reflecting the slower United Kingdom housing market.

The components of other revenues for the one month ended December 31, 2010 are included in the table above.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Long-term debt	$ 117.7	$ 950.8	$ 948.7	$ 1,083.7
Short-term debt	-	27.6	101.5	126.2
Total	$ 117.7	$ 978.4	$ 1,050.2	$ 1,209.9
Amount change from full prior year	N/M*	$ (71.8)	$ (159.7)	$ 4.3
Percent change from full prior year	N/M	(7)%	(13)%	-%
Average borrowings	$14,918.2	$17,484.1	$20,951.5	$23,909.9
Interest expense rate	9.41%	6.09%	5.01%	5.07%

*

Not meaningful

Item 7.  Continued

Interest expense (decreased) increased from the full prior year due to the following:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Change in average borrowings	N/M*	$(173.7)	$(150.0)	$ 45.9
Change in interest expense rate	N/M	190.6	(9.7)	(41.6)
Change in number of days	N/M	(88.7)	-	-
Total	N/M	$ (71.8)	$(159.7)	$ 4.3

*

Not meaningful

Average borrowings by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Long-term debt	$14,918.2	$16,974.7	$18,754.9	$20,657.1
Short-term debt	-	509.4	2,196.6	3,252.8
Total	$14,918.2	$17,484.1	$20,951.5	$23,909.9

Average borrowings by type as a percent of total were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Long-term debt	100%	97%	90%	86%
Short-term debt	-	3	10	14
Total	100%	100%	100%	100%

Item 7.  Continued

Changes in average borrowings by type from the full prior year were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Amount change from prior full year (in millions): Long-term debt	N/M*	$(1,780.2)	$(1,902.2)	$2,287.2
Short-term debt	N/M	(1,687.2)	(1,056.2)	(1,407.8)
Total	N/M	$(3,467.4)	$(2,958.4)	$ 879.4
Percent change from prior full year: Long-term debt	N/M	(9)%	(9)%	12%
Short-term debt	N/M	(77)	(32)	(30)
Total	N/M	(17)%	(12)%	4%

*

Not meaningful

SLFC issued $3.5 billion of long-term debt in 2010, including a $3.0 billion secured term loan executed in April and $501.3 million of senior debt through a securitization transaction in March, compared to $961.9 million of long-term debt in 2009 (through a securitization transaction) and $2.6 billion in 2008 (including $2.1 billion of credit facility borrowings). We used the proceeds of these long-term debt issuances to support our liquidity position and to refinance maturing debt.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity sources, we borrowed all available commitments under our primary credit facilities during September 2008. Prior to our credit facility borrowings, we also borrowed funds under a demand note agreement with AIG Funding. The outstanding balance under this demand note accrued interest at a rate based upon AIG’s borrowing rate under the amended Credit Agreement between AIG and the Federal Reserve Bank of New York (the FRBNY Credit Agreement). During March 2009, SLFC repaid the $419.5 million (plus interest) owed under this demand note. Under certain circumstances, an event of default or declaration of acceleration under our borrowing agreements could also result in an event of default under other borrowing agreements of the Company.

In addition to the 5.15% coupon and sales discount, SLFC’s reported interest expense on the senior certificates relating to our 2010 securitization will depend upon the actual repayment rates and losses experienced with respect to the underlying mortgage loans. The prevailing market conditions and any modification activities will also influence the performance of the mortgage loans, and therefore the actual annualized interest expense rate incurred by SLFC.

Average borrowings for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which decreased average borrowings by $1.3 billion for the one month ended December 31, 2010.

Item 7.  Continued

Interest expense rate by type were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Long-term debt	9.41%	6.10%	5.06%	5.24%
Short-term debt	-	5.75	4.56	3.85
Total	9.41	6.09	5.01	5.07

Changes in interest expense rate in basis points by type from the full prior year were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Long-term debt	N/M*	104 bp	(18) bp	4 bp
Short-term debt	N/M	119	71	(141)
Total	N/M	108 bp	(6)	(15)

*

Not meaningful

Our future overall interest expense rates could be materially higher, but actual future interest expense rates will depend on our funding sources utilized, general interest rate levels and market credit spreads, which are influenced by our asset credit quality, our credit ratings, and the market perception of credit risk for the Company.

Our interest expense rate for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which increased our interest expense rate by 291 basis points for the one month ended December 31, 2010.

The credit ratings of SLFI and SLFC are all non-investment grade and therefore have a significant impact on our cost of and access to borrowed funds. This, in turn, affects our liquidity management.

Item 7.  Continued

The following table presents the credit ratings of SLFC as of March 30, 2011. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. SLFC does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Senior Long-term Debt
	Rating	Status
Moody’s	B3	Developing Outlook
Standard & Poor’s (S&P)	B	Negative Outlook
Fitch	B-	Negative Watch

Operating Expenses

Operating expenses were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Salaries and benefits	$30.9	$387.9	$ 421.3	$ 490.0
Other operating expenses	26.5	305.4	308.8	820.2
Total	$57.4	$693.3	$ 730.1	$1,310.2
Amount change from full prior year	N/M*	$(36.8)	$(580.1)	$ 347.3
Percent change from full prior year	N/M	(5)%	(44)%	36%
Operating expense ratio	4.83%	4.31%	3.47%	5.18%

*

Not meaningful

Salaries and benefits decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 and in 2009 when compared to 2008 primarily due to having fewer employees. The decrease in the number of employees in our centralized real estate business segment reflected our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. The decrease in the number of employees in our branch business segment reflected 241 branch office closings in 2008 (including 178 branch offices closed during fourth quarter 2008) and 196 branch office closings in 2009 (including 145 branch offices closed during second quarter 2009). Due to economic conditions, we re-evaluated our branch business segment during 2008 and re-evaluated all of our business segments and other operations (including headquarters) in second quarter 2009, both of which resulted in the consolidation of certain branch operations and branch office closings throughout the United States and reductions in our number of employees. As a result of the branch office closings, operating expenses included charges of approximately $20.6 million in 2009 and $16.7 million in 2008 for lease termination costs, employee severance and outplacement services, and fixed asset disposals. The decrease in salaries and benefits for the eleven months ended November 30, 2010 also reflected one less month in the 2010 period. The decrease in salaries and benefits for the eleven months ended November 30, 2010 was partially offset by

Item 7.  Continued

higher pension expenses and higher employee medical costs due to the 2010 medical claims exceeding the premium rates.

In third quarter 2010, we recorded out of period adjustments in salaries and benefits related to prior quarters and years, which increased operating expenses by $19.1 million for the eleven months ended November 30, 2010. These adjustments related to $14.6 million in 2010 of certain pension costs under a non-qualified plan covering certain of our employees for the service period of 2001 to 2010 and $4.5 million of certain medical expenses relating to our self-insured medical plans for 2009 and 2010. After evaluating the quantitative and qualitative aspects of these corrections, management has determined that our current and prior period financial statements were not materially misstated.

Salaries and benefits for the one month ended December 31, 2010 reflected monthly salaries, employee medical costs, and pension expenses.

Other operating expenses decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 reflecting one less month in the 2010 period and reduced operating expenses resulting from the branch office closings in 2009, partially offset by increased reserves related to ongoing legal matters and higher advertising expenses primarily due to the preliminary costs associated with the change in the Company’s name to Springleaf Finance Corporation effective March 7, 2011.

Other operating expenses decreased in 2009 primarily due to goodwill and other assets impairments in 2008, lower advertising expenses, and reduced operating expenses resulting from our decision to significantly reduce our mortgage banking operations in 2008 and the branch office closings in 2008 and 2009. In 2008, we wrote down goodwill and other intangible assets to zero fair value as a result of these assets not being recoverable. The goodwill and other intangible assets impairment charges were $439.4 million (including $11 million recorded in second quarter 2008 relating to WFI’s intangible impairments). In second quarter 2008, we recorded a pretax charge of $27 million resulting from our decision to significantly reduce our mortgage banking operations. The primary components of the $27 million pretax charge were $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs.

Other operating expenses for the one month ended December 31, 2010 reflected monthly rent, real estate owned, and legal expenses.

The operating expense ratio, which compares the annualized operating expenses to average net receivables, increased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to the decline in average net finance receivables, which reflected our liquidity management efforts. The operating expense ratio decreased in 2009 primarily due to lower operating expenses, partially offset by the decline in average net finance receivables.

Operating expense ratio for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which increased operating expense ratio by 88 basis points for the one month ended December 31, 2010.

Item 7.  Continued

Provision for Finance Receivable Losses

	Successor Company		Predecessor Company
(dollars in millions)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Provision for finance receivable losses	$ 38.7	$ 444.3	$1,263.8	$1,068.8
Amount change from full prior year	N/M (a)	$(819.5)	$ 195.0	$ 672.3
Percent change from full prior year	N/M	(65)%	18%	170%
Net charge-offs	$ 31.6	$ 593.0	$ 850.6	$ 536.1
Charge-off ratio	2.65%	3.67%	4.00%	2.12%
Charge-off coverage	N/M	2.14x	1.78x	2.10x
60 day+ delinquency	$1,110.4	N/A (b)	$1,374.4	$1,236.5
Delinquency ratio	6.59%	N/A	7.39%	5.07%
Allowance for finance receivable losses	$ 7.1	N/A	$1,516.3	$1,126.2
Allowance ratio	N/M	N/A	8.32%	4.72%

(a)

Not meaningful

(b)

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

Provision for finance receivable losses decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 as a result of our lower delinquency and net charge-offs in 2010 and one less month in the 2010 period. As a result of our analysis of the favorable trends in our credit quality during the eleven months ended November 30, 2010, partially offset by the increase in TDR net finance receivables, we decreased our allowance for finance receivable losses through the provision for finance receivable losses during the eleven months ended November 30, 2010. Provision for finance receivable losses increased in 2009 as a result of our higher levels of delinquency and net charge-offs in 2009.

Provision for finance receivable losses for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which decreased net charge-offs by $23.7 million for the one month ended December 31, 2010.

Item 7.  Continued

Charge-offs, recoveries, net charge-offs, and charge-off ratio by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real estate loans: Charge-offs	$23.3	$367.9	$469.9	$230.7
Recoveries	(0.7)	(10.9)	(10.0)	(5.7)
Net charge-offs	$22.6	$357.0	$459.9	$225.0
Charge-off ratio	2.43%	2.80%	2.87%	1.18%
Non-real estate loans: Charge-offs	$ 8.5	$199.9	$327.1	$269.7
Recoveries	(2.8)	(34.4)	(31.8)	(31.0)
Net charge-offs	$ 5.7	$165.5	$295.3	$238.7
Charge-off ratio	2.62%	6.16%	8.32%	5.92%
Retail sales finance: Charge-offs	$ 4.3	$ 82.4	$105.9	$ 81.9
Recoveries	(1.0)	(11.9)	(10.5)	(9.5)
Net charge-offs	$ 3.3	$ 70.5	$ 95.4	$ 72.4
Charge-off ratio	7.59%	9.47%	5.67%	3.34%
Total: Charge-offs	$36.1	$650.2	$902.9	$582.3
Recoveries	(4.5)	(57.2)	(52.3)	(46.2)
Net charge-offs	$31.6	$593.0	$850.6	$536.1
Charge-off ratio	2.65%	3.67%	4.00%	2.12%

Changes in net charge-offs by type from the full prior year were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real estate loans	N/M*	$(102.9)	$234.9	$137.1
Non-real estate loans	N/M	(129.8)	56.6	86.7
Retail sales finance	N/M	(24.9)	23.0	29.4
Total	N/M	$(257.6)	$314.5	$253.2

*

Not meaningful

Item 7.  Continued

Changes in charge-off ratios in basis points by type from the full prior year were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real estate loans	N/M*	(7) bp	169 bp	70 bp
Non-real estate loans	N/M	(216)	240	174
Retail sales finance	N/M	380	233	113
Total	N/M	(33)	188	95

*

Not meaningful

Total charge-off ratio decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to an improvement in the non-real estate loan charge-off ratio reflecting our tighter underwriting guidelines, partially offset by negative economic fundamentals and the impacts of portfolio sales and liquidations.

Total charge-off ratio increased in 2009 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio sales and liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Total charge-off ratio for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which decreased total charge-off ratio by 133 basis points for the one month ended December 31, 2010.

Charge-off coverage, which compares the allowance for finance receivable losses to annualized net charge-offs, increased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to lower annualized net charge-offs. Charge-off coverage decreased in 2009 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses.

Charge-off coverage for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which decreased charge-off coverage by 204 basis points for the one month ended December 31, 2010.

Item 7.  Continued

Delinquency and delinquency ratio by type were as follows:

	Successor Company	Predecessor Company
(dollars in millions)	December 31, 2010	December 31, 2009	December 31, 2008
Real estate loans: Delinquency	$ 966.4	$1,134.9	$ 926.5
Delinquency ratio	7.28%	8.09%	5.23%
Non-real estate loans: Delinquency	$ 114.6	$ 171.4	$ 236.0
Delinquency ratio	3.85%	5.06%	5.49%
Retail sales finance: Delinquency	$ 29.4	$ 68.1	$ 74.0
Delinquency ratio	5.01%	5.69%	3.14%
Total: Delinquency	$1,110.4	$1,374.4	$1,236.5
Delinquency ratio	6.59%	7.39%	5.07%

Changes in delinquency from the prior year end by type were as follows:

	Successor Company	Predecessor Company
(dollars in millions)	December 31, 2010	December 31, 2009	December 31, 2008
Real estate loans	$(168.5)	$208.4	$419.8
Non-real estate loans	(56.8)	(64.6)	64.1
Retail sales finance	(38.7)	(5.9)	23.5
Total	$(264.0)	$137.9	$507.4

Changes in delinquency ratio from the prior year end in basis points by type were as follows:

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009	December 31, 2008
Real estate loans	(81) bp	286 bp	253 bp
Non-real estate loans	(121)	(43)	137
Retail sales finance	(68)	255	93
Total	(80)	232	218

The total delinquency ratio at December 31, 2010 decreased when compared to December 31, 2009 primarily due to our tighter underwriting guidelines.

Item 7.  Continued

The total delinquency ratio at December 31, 2009 increased when compared to December 31, 2008 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio sales and liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates. The increase in total delinquency ratio at December 31, 2009 was partially offset by a decline in the non-real estate loan delinquency ratio reflecting our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluate our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at December 31, 2010 when compared to December 31, 2009 was primarily due to the impact of push-down accounting adjustments, which resulted in reducing the allowance for finance receivables losses to zero at November 30, 2010. We also decreased our allowance for finance receivable losses through the provision for finance receivable losses during the second, third and fourth quarters of 2010 in response to our lower delinquency and net charge-offs in 2010. The allowance for finance receivable losses at December 31, 2010 represented $2.8 million related to TDRs, compared to $302.5 million at December 31, 2009. See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for further information on our TDRs.

The decrease in the allowance ratio at December 31, 2010 when compared to December 31, 2009 was primarily due to the impact of push-down accounting adjustments, which reduced the allowance ratio by 826 basis points at December 31, 2010. The increase in the allowance ratio at December 31, 2009 when compared to December 31, 2008 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses and a decline in finance receivables.

Real estate owned increased to $178.9 million at December 31, 2010 from $138.5 million at December 31, 2009 reflecting an increase in foreclosures and the impact of push-down accounting adjustments, which increased real estate owned by $12.2 million at December 31, 2010. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Claims incurred	$ 4.7	$ 58.6	$ 76.4	$73.2
Change in benefit reserves	(0.1)	(15.0)	(15.0)	(3.2)
Total	$ 4.6	$ 43.6	$ 61.4	$70.0
Amount change from full prior year	N/M*	$(17.8)	$ (8.6)	$ 4.1
Percent change from full prior year	N/M	(29)%	(12)%	6%

*

Not meaningful

Item 7.  Continued

Losses incurred by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Credit insurance: Life	$1.0	$14.1	$15.7	$18.5
Accident and health	1.3	13.1	16.1	16.7
Property and casualty	0.1	3.8	5.9	5.9
Involuntary unemployment	0.6	5.9	12.3	4.8
Non-credit insurance: Life	0.1	(0.7)	(2.9)	5.0
Accident and health	0.4	2.2	1.4	4.8
Losses incurred under reinsurance agreements	1.1	5.2	12.9	14.3
Total	$4.6	$ 43.6	$61.4	$70.0

Insurance losses and loss adjustment expenses decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to lower credit involuntary unemployment claims incurred, lower losses incurred under reinsurance agreements, and one less month in the 2010 period. In second and third quarters of 2010, we recorded out of period adjustments related to prior quarters and years, which decreased change in benefit reserves by $7.7 million in the eleven months ended November 30, 2010. These adjustments related to the correction of a valuation error related to an assumed block of annuities. After evaluating the quantitative and qualitative aspects of these corrections, management has determined that our current and prior period financial statements were not materially misstated. These adjustments were offset by an unfavorable variance in non-credit branch business primarily due to higher non-credit branch premiums written in the eleven months ended November 30, 2010.

Insurance losses and loss adjustment expenses decreased in 2009 when compared to 2008 primarily due to favorable changes in benefit reserves reflecting a decrease in non-credit premium volume, partially offset by higher claims incurred.

The components of insurance losses and loss adjustment expenses for the one month ended December 31, 2010 are included in the table above.

Bargain Purchase Gain

As a result of the FCFI Transaction, we recorded a $1.5 billion gain for the one month ended December 31, 2010 resulting from our election to use push-down accounting. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on the FCFI Transaction.

Item 7.  Continued

(Benefit from) Provision for Income Taxes

	Successor Company		Predecessor Company
(dollars in millions)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
(Benefit from) provision for income taxes	$ (2.1)	$(240.1)	$(414.8)	$ 382.5
Amount change from full prior year	N/M*	$ 174.7	$(797.3)	$ 366.1
Percent change from full prior year	N/M	42%	(208)%	N/M
Pretax income (loss)	$1,468.6	$(244.5)	$(888.6)	$(924.7)
Effective income tax rate	N/M	98.18%	46.68%	(41.37)%

*

Not meaningful

Pretax loss for the eleven months ended November 30, 2010 reflected lower finance charges primarily resulting from the 2009 sales of real estate loan portfolios as part of our liquidity management efforts, partially offset by lower provision for finance receivable losses, higher other revenues resulting from gains arising from foreign exchange gains on foreign currency denominated debt and derivative adjustments, and higher finance receivables held for sale originated as held for investment revenues.

Pretax loss decreased in 2009 when compared to 2008 primarily due to lower operating expenses (reflecting goodwill and other intangible assets impairments during 2008) and interest expense, partially offset by lower finance charges resulting from the sales of real estate loan portfolios as part of our liquidity management efforts, higher provision for finance receivable losses resulting from increases to the allowance for finance receivable losses in response to our higher levels of delinquency and net charge-offs, and lower revenues on finance receivables held for sale originated as held for investment primarily due to mark to market losses upon transfer to finance receivables held for sale.

Pretax income for the one month ended December 31, 2010 reflected the bargain purchase gain resulting from the FCFI Transaction. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on the FCFI Transaction.

Benefit from income taxes for the eleven months ended November 30, 2010 reflected AIG’s projection that it would have sufficient taxable income in 2010 to utilize our 2010 estimated tax losses. As a result, we had classified $234.4 million, the tax effect of our 2010 losses, as a current tax receivable. In connection with the closing of the FCFI Transaction, AIG and SLFI amended their tax sharing agreement, which terminated on the closing, (1) to provide that the parties’ payment obligations under the tax sharing agreement were limited to the payments required to be made by AIG to SLFI with respect to the 2009 taxable year, and (2) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to SLFI. Due to the amendment of the tax sharing agreement, SLFI did not receive the payment for the tax period ending November 30, 2010. As a result, we recorded a dividend to SLFI for the amount of the income tax receivable at the closing of the FCFI Transaction.

Benefit from income taxes for the one month ended December 31, 2010 reflects the bargain purchase gain, tax exempt interest, and state income tax. Benefit from income taxes also reflects our tax position on a stand alone basis since we no longer are included in AIG’s consolidated federal income tax return due to the FCFI Transaction.

Item 7.  Continued

Benefit from income taxes in 2009 reflected AIG’s projection that it would have sufficient taxable income in 2009 to utilize our 2009 estimated tax losses. Previously, these losses had been classified as deferred tax assets that were subject to a full valuation allowance.

In second quarter 2009, we recorded a tax true-up of $8.2 million (which increased benefit from income taxes) to reflect AIG’s revised methodology for the allocation of AIG’s tax assets to its subsidiaries, resulting from the utilization of 2008 net operating losses.

At December 31, 2010, a valuation allowance was not required on our deferred tax assets. At December 31, 2009, a valuation allowance of $521.3 million was recorded to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. At December 31, 2010, we had a net deferred tax liability of $536.7 million. At December 31, 2009, we had a net deferred tax asset of $9.1 million after valuation allowance, which reflected the net deferred tax asset of our foreign operations.

In September 2010, we reclassified $58.2 million from deferred tax assets to current tax receivable due to AIG estimating the utilization of our existing net operating losses. The release of the valuation allowance associated with these net operating losses produced a $58.2 million tax benefit. In addition, we recorded a $49.5 million deferred tax asset, along with a full valuation allowance associated with the outside basis balance on our foreign subsidiaries. As a result of the FCFI Transaction and the resulting changes in the book and tax basis of our assets and liabilities, the Company was in a net deferred tax liability position, and based on the timing and reversal of the deferred tax liabilities, we have concluded that no valuation allowance is required on our gross deferred tax assets.

The higher effective income tax rate for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 was primarily due to the release of the valuation allowance, partially offset by tax exempt interest and the effect of recording a deferred tax on the outside basis on our foreign entities.

The effective income tax rate for 2009 reflected the increases in the benefit from income taxes discussed above.

The effective income tax rate for the one month ended December 31, 2010 differed from the statutory tax rate primarily due to the impact of the bargain purchase gain.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

	Successor Company		Predecessor Company
	December 31, 2010		December 31, 2009
(dollars in thousands)	+100 bp	-100 bp	+100 bp	-100 bp
Assets Net finance receivables, less allowance for finance receivable losses	$(485,773)	$541,131	$(659,658)	$743,160
Fixed-maturity investment securities	(33,764)	30,925	(37,514)	36,855
Swap agreements	(39,894)	36,590	26,765	(65,616)
Liabilities Long-term debt	(359,881)	216,975	(348,803)	322,766
Bank short-term debt	-	-	(638)	(1,707)
Swap agreements	(5,629)	5,701	-	-

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

Item 8.  Financial Statements and Supplementary Data.

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder

of Springleaf Finance Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, comprehensive income (loss), shareholder's equity, and cash flows for the one month ended December 31, 2010 present fairly, in all material respects, the financial position of Springleaf Finance Corporation and its subsidiaries (Successor Company) at December 31, 2010 and the results of their operations and their cash flows for the one month ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the one month ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 30, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder

of Springleaf Finance Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, comprehensive income (loss), shareholder's equity, and cash flows for the eleven months ended November 30, 2010 and for each of the two years in the period ended December 31, 2009 present fairly, in all material respects, the financial position of Springleaf Finance Corporation and its subsidiaries (formerly American General Finance Corporation, Predecessor Company) at December 31, 2009, and the results of their operations and their cash flows for the eleven months ended November 30, 2010 and for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the eleven months ended November 30, 2010 and for each of the two years in the period ended December 31, 2009 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of fixed maturity securities as of April 1, 2009.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 30, 2011

Springleaf Finance Corporation and Subsidiaries

Consolidated Balance Sheets

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Assets Net finance receivables: Real estate loans (includes loans of consolidated VIEs of $2.1 billion in 2010 and $1.9 billion in 2009)	$11,064,444	$14,001,905
Non-real estate loans	2,615,969	3,128,886
Retail sales finance	491,185	1,084,582
Net finance receivables	14,171,598	18,215,373
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $0.1 million in 2010 and $70.3 million in 2009)	(7,120)	(1,516,298)
Net finance receivables, less allowance for finance receivable losses	14,164,478	16,699,075
Finance receivables held for sale	-	687,969
Investment securities	745,846	733,263
Cash and cash equivalents	1,381,534	1,292,621
Notes receivable from parent and AIG	537,989	2,002,810
Restricted cash (includes restricted cash of consolidated VIEs of $30.9 million in 2010 and $20.4 million in 2009)	320,662	50,497
Other assets	982,451	1,121,362
Total assets	$18,132,960	$22,587,597
Liabilities and Shareholder’s Equity Long-term debt (includes debt of consolidated VIEs of $1.3 billion in 2010 and $900.1 million in 2009)	$14,940,989	$17,475,107
Short-term debt	-	2,050,000
Insurance claims and policyholder liabilities	340,203	350,874
Other liabilities	607,788	329,698
Deferred and accrued taxes	544,980	6,304
Total liabilities	16,433,960	20,211,983
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	225,566	2,121,777
Accumulated other comprehensive (loss) income	(2,434)	1,846
Retained earnings	1,470,788	246,911
Total shareholder’s equity	1,699,000	2,375,614
Total liabilities and shareholder’s equity	$18,132,960	$22,587,597

See Notes to Consolidated Financial Statements.

Springleaf Finance Corporation and Subsidiaries

Consolidated Statements of Operations

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues Finance charges	$ 178,807	$ 1,653,047	$ 2,140,961	$ 2,587,167
Insurance	11,269	113,604	136,947	159,096
Finance receivables held for sale originated as held for investment	-	20,418	(71,725)	(27,456)
Investment	431	37,787	48,895	(7,360)
Other	19,425	90,138	(38,242)	22,819
Total revenues	209,932	1,914,994	2,216,836	2,734,266
Expenses Interest expense	117,676	978,364	1,050,164	1,209,920
Operating expenses: Salaries and benefits	30,860	387,912	421,280	489,967
Other operating expenses	26,523	305,409	308,868	820,251
Provision for finance receivable losses	38,705	444,273	1,263,761	1,068,829
Insurance losses and loss adjustment expenses	4,585	43,576	61,410	69,992
Total expenses	218,349	2,159,534	3,105,483	3,658,959
Bargain purchase gain	1,477,066	-	-	-
Income (loss) before (benefit from) provision for income taxes	1,468,649	(244,540)	(888,647)	(924,693)
(Benefit from) provision for income taxes	(2,139)	(240,086)	(414,782)	382,541
Net income (loss)	$1,470,788	$ (4,454)	$ (473,865)	$(1,307,234)

See Notes to Consolidated Financial Statements.

Springleaf Finance Corporation and Subsidiaries

Consolidated Statements of Shareholder’s Equity

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Common stock Balance at beginning of period	$ 5,080	$ 5,080	$ 5,080	$ 5,080
Balance at end of period	5,080	5,080	5,080	5,080
Additional paid-in capital Balance at beginning of period	215,064	2,121,777	1,517,392	1,298,967
Capital contributions from parent and other	10,502	20,129	604,385	218,425
Dividend of income tax receivable to SLFI	-	(463,045)	-	-
Balance at end of period	225,566	1,678,861	2,121,777	1,517,392
Accumulated other comprehensive (loss) income Balance at beginning of period	-	1,846	(129,145)	(81,846)
Change in net unrealized (losses) gains: Investment securities and securities lending	(4,272)	32,982	55,944	(42,047)
Swap agreements	1,027	8,036	81,998	13,853
Foreign currency translation adjustments	386	(5,103)	11,522	(18,089)
Retirement plan liabilities adjustment	425	108	892	(1,016)
Cumulative effect of change in accounting principle, net of tax	-	-	(19,365)	-
Other comprehensive (loss) gain, net of tax	(2,434)	36,023	130,991	(47,299)
Balance at end of period	(2,434)	37,869	1,846	(129,145)
Retained earnings Balance at beginning of period	-	246,911	701,153	2,008,387
Net income (loss)	1,470,788	(4,454)	(473,865)	(1,307,234)
Dividend of income tax receivable to SLFI	-	(242,457)	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	19,623	-
Balance at end of period	1,470,788	-	246,911	701,153
Total shareholder’s equity	$ 1,699,000	$1,721,810	$2,375,614	$ 2,094,480

See Notes to Consolidated Financial Statements.

Springleaf Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities Net income (loss)	$ 1,470,788	$ (4,454)	$ (473,865)	$(1,307,234)
Reconciling adjustments: Provision for finance receivable losses	38,705	444,273	1,263,761	1,068,829
Depreciation and amortization	4,579	158,599	134,662	153,130
Deferral of finance receivable origination costs	(3,686)	(35,976)	(35,941)	(63,092)
Deferred income tax (benefit) charge	(7,250)	1,791	(662)	367,325
Writedown of goodwill and other intangible assets	-	-	-	439,378
Origination of finance receivables held for sale	-	-	(4,864)	(140,211)
Sales and principal collections of finance receivables originated as held for sale	-	-	3,129	352,455
Net loss (gain) on mark to market provision and sales of finance receivables originated as held for sale	-	-	1,222	3,653
Mark to market provision on finance receivables held for sale originated as held for investment	-	-	92,462	27,456
Net loss on sales of finance receivables held for sale originated as held for investment	-	-	18,878	-
Net realized losses on investment securities and securities lending	282	9,825	5,556	99,229
Change in other assets and other liabilities	(153,141)	(14,277)	(19,811)	(212,872)
Writedowns and net loss on sales of real estate owned	6,314	42,883	54,159	56,808
Change in insurance claims and policyholder liabilities	(998)	(30,398)	(42,709)	(5,168)
Change in taxes receivable and payable	5,132	(242,612)	(452,571)	7,853
Change in accrued finance charges	6,194	33,504	54,282	2,251
Change in restricted cash	1,076	(4,747)	(24,708)	(33)
Bargain purchase gain	(1,477,066)	-	-	-
Other, net	(1,660)	(2,848)	7,058	(6,753)
Net cash (used for) provided by operating activities	(110,731)	355,563	580,038	843,004
Cash flows from investing activities Finance receivables originated or purchased	(116,646)	(1,330,153)	(2,048,541)	(6,996,935)
Principal collections on finance receivables	245,398	2,942,505	4,589,566	6,144,325
Affiliates contributed by SLFI to SLFC	-	466	-	-
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	-	-	(29,535)	(38,470)
Sales and principal collections on finance receivables held for sale originated as held for investment	-	37,764	1,988,263	-
Investment securities purchased	-	(74,942)	(82,185)	(80,109)
Investment securities called and sold	8,494	66,858	103,342	645,060
Investment securities matured	-	5,220	6,610	16,515
Change in notes receivable from parent and AIG	(9,500)	1,474,321	(1,671,337)	(17,459)
Change in restricted cash	(21,643)	(250,143)	(20,388)	-
Proceeds from sales of real estate owned	21,305	198,727	242,423	138,135
Change in premiums on finance receivables purchased	-	-	-	(60,362)
Other, net	296	8,394	(15,560)	(35,054)
Net cash provided by (used for) investing activities	127,704	3,079,017	3,062,658	(284,354)
Cash flows from financing activities Proceeds from issuance of long-term debt	-	3,413,968	951,488	2,589,004
Repayment of long-term debt	(119,704)	(4,346,445)	(4,107,520)	(3,764,709)
Change in short-term debt	-	(2,342,201)	(643,137)	(829,060)
Capital contributions from parent	10,500	21,929	604,262	218,000
Net cash used for financing activities	(109,204)	(3,252,749)	(3,194,907)	(1,786,765)
Effect of exchange rate changes	(31)	(656)	(33)	(593)
(Decrease) increase in cash and cash equivalents	(92,262)	181,175	447,756	(1,228,708)
Cash and cash equivalents at beginning of period	1,473,796	1,292,621	844,865	2,073,573
Cash and cash equivalents at end of period	$ 1,381,534	$ 1,473,796	$ 1,292,621	$ 844,865

See Notes to Consolidated Financial Statements.

Springleaf Finance Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net income (loss)	$1,470,788	$ (4,454)	$(473,865)	$(1,307,234)
Other comprehensive (loss) gain: Cumulative effect of change in accounting principle	-	-	(29,792)	-
Net unrealized gains (losses) on: Investment securities on which other-than- temporary impairments were taken	147	8,829	755	-
All other investment securities and securities lending	(7,001)	18,007	63,441	(163,917)
Swap agreements	1,579	8,036	81,998	19,520
Foreign currency translation adjustments	386	(5,103)	11,522	(18,089)
Retirement plan liabilities adjustment	689	108	1,463	(1,665)
Income tax effect: Cumulative effect of change in accounting principle	-	-	10,427	-
Net unrealized gains (losses) on: Investment securities on which other-than- temporary impairments were taken	(51)	(3,090)	(264)	-
All other investment securities and securities lending	2,450	(6,302)	(22,205)	57,371
Swap agreements	(552)	(2,813)	(28,699)	(6,832)
Foreign currency translation adjustments	-	4,084	-	-
Retirement plan liabilities adjustment	(264)	(38)	(571)	649
Valuation allowance on deferred tax assets for: Investment securities	-	9,152	10,605	-
Swap agreements	-	2,813	28,699	-
Foreign currency translation adjustments	-	(4,084)	-	-
Retirement plan liabilities adjustment	-	38
Other comprehensive (loss) gain, net of tax, before reclassification adjustments	(2,617)	29,637	127,379	(112,963)
Reclassification adjustments included in net income (loss): Realized losses on: Investment securities and securities lending	282	9,825	5,556	99,229
Swap agreements	-	-	-	1,793
Income tax effect: Realized losses on: Investment securities and securities lending	(99)	(3,439)	(1,944)	(34,730)
Swap agreements	-	-	-	(628)
Reclassification adjustments included in net income (loss), net of tax	183	6,386	3,612	65,664
Other comprehensive (loss) gain, net of tax	(2,434)	36,023	130,991	(47,299)
Comprehensive income (loss)	$1,468,354	$31,569	$(342,874)	$(1,354,533)

See Notes to Consolidated Financial Statements.

Springleaf Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010

Note 1.  Nature of Operations

Springleaf Finance Corporation (SLFC or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) (formerly American General Finance Corporation) is a wholly owned subsidiary of Springleaf Finance, Inc. (SLFI) (formerly American General Finance, Inc.).

Until November 30, 2010, SLFI was a direct wholly owned subsidiary of AIG Capital Corporation (ACC), a direct wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. On August 11, 2010, AIG and FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), announced a definitive agreement (Stock Purchase Agreement) whereby FCFI would indirectly acquire an 80% economic interest in SLFI from ACC (the FCFI Transaction). Fortress is a leading global investment manager that offers alternative and traditional investment products. AIG, through ACC, indirectly retained a 20% economic interest in SLFI. On November 30, 2010 and immediately prior to the consummation of the FCFI Transaction, ACC contributed all of its outstanding shares of common stock in SLFI to AGF Holding Inc. (AGF Holding), a wholly owned subsidiary of ACC. In accordance with the Stock Purchase Agreement, it was necessary that this restructuring be completed prior to the closing of the FCFI Transaction. AIG then caused ACC to sell to FCFI 80% of the outstanding shares of AGF Holding. See Note 3 for further information on the FCFI Transaction.

SLFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2010, the Company had 1,167 branch offices in 40 states, Puerto Rico and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 5,900 employees.

GOING CONCERN CONSIDERATIONS

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

Liquidity of the Company

Since September 2008 and through the filing of this report, our access to capital markets has been limited and obtained primarily through funding structures different than our more traditional borrowing transactions prior to 2008. This alternative funding approach was due to a combination of the challenges facing AIG, our operating results, downgrades of our debt credit ratings, and market concerns as to our available sources of funding following the turmoil in the capital markets beginning in 2008. While overall credit markets and our near-term liquidity position each have improved compared to late 2008 and much of 2009, we cannot determine when or to what extent access to our more traditional borrowing sources will be available to us again.

Notes to Consolidated Financial Statements, Continued

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

During 2010, we continued to manage liquidity and generated additional funding through two significant transactions. In March 2010, we securitized $1.0 billion of real estate loans and sold $501.3 million in senior certificates (while retaining subordinated notes for possible future sale) and separately received AIG’s repayment of its $1.6 billion in demand promissory notes to us. In April 2010, we executed and fully drew down on a $3.0 billion five-year secured term loan. SLFC and SLFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by SLFC and $400.0 million repaid by SLFI) and the SLFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. With these repayments, there are no remaining SLFC or SLFI debt agreements that require SLFC to maintain a minimum specified dollar amount of SLFC consolidated net worth, or require AIG to maintain majority ownership of SLFC or SLFI.

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

•

the potential for declining financial flexibility and reduced income should we use more of our assets for securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms, as needed, additional borrowings, securitizations, portfolio sales, or other transactions to support liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which would affect profitability;

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

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened nationwide regulatory scrutiny of foreclosure practices in the industry generally;

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

•

the undetermined effects of the FCFI Transaction, including the availability of support from our new ownership and the effect of any changes to our operations, capitalization, and business strategies.

In our going concern assessment, we assumed that there will be no support required from FCFI and no material change in our recent liquidity sources and capitalization management. We intend to support our liquidity position by managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing on such loans. We intend to support operations and repay obligations with one or more of the following: finance receivable collections from operations, securitizations, additional term loans, potential unsecured debt offerings, and portfolio sales.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

Notes to Consolidated Financial Statements, Continued

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third-party financing is not available, substantial doubt could exist about our ability to continue as a going concern.

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

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchased private label finance receivables originated by AIG Federal Savings Bank (AIG Bank), a subsidiary of AIG, under a participation agreement. See Note 6 for information regarding the termination of this participation agreement on September 30, 2010.

To supplement our lending and retail sales financing activities, we have historically purchased portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we:

•

serviced a portfolio of residential real estate loans generated through:

•

portfolio acquisitions from third-party lenders;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages;

•

advances on home equity lines of credit; or

•

correspondent relationships;

•

originated and acquired residential real estate loans for transfer to the centralized real estate servicing center;

•

originated residential real estate loans directly with consumers for sale to investors with servicing released to the purchaser; and

•

originated residential real estate loans through mortgage brokers for sale to investors with servicing released to the purchaser.

Effective February 1, 2011, Nationstar Mortgage LLC (Nationstar), a non-subsidiary affiliate of SLFC, began subservicing the centralized real estate loans of MorEquity, Inc. (MorEquity), a direct wholly-owned subsidiary of SLFC, and two other subsidiaries of SLFC. In addition, Nationstar began subservicing certain real estate loans that MorEquity had been servicing in conjunction with the 2010 securitization of these real estate loans. See Note 33 for further information on these subservicing agreements.

Notes to Consolidated Financial Statements, Continued

Effective June 17, 2008, Wilmington Finance, Inc. (WFI), a wholly owned subsidiary of SLFC, ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. Currently, WFI’s limited loan origination activity relates to the financial remediation program discussed in Note 4.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also offer non-credit insurance products. See Note 29 for further information on the Company’s business segments.

At December 31, 2010, the Company had $14.2 billion of net finance receivables due from 1.1 million customer accounts and $3.3 billion of credit and non-credit life insurance in force covering approximately 578,000 customer accounts.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States of America (GAAP). The statements include the accounts of SLFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet. To conform to the 2010 presentation, we reclassified certain items in prior periods.

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting has been established and, for accounting purposes, the old entity (the Predecessor Company) has been terminated and a new entity (the Successor Company) has been created. This distinction is made throughout this Annual Report on Form 10-K through the inclusion of a vertical black line between the Predecessor Company and the Successor Company columns.

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010. As a result, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the one month ended December 31, 2010 have been the same as those reported if push-down accounting had not been applied. See Note 3 for further information on the FCFI Transaction.

In the first quarter of 2010, we re-examined our accounting for a second quarter 2009 de-designated trade and determined that our method for amortizing the debt basis adjustments related to hedge accounting for this second quarter 2009 de-designated trade contained two errors. The debt basis adjustment to be amortized incorrectly included an accounting adjustment on the hedged debt. Secondly, the amortization method did not take into account all cash flows on the debt when calculating the effective yield

Notes to Consolidated Financial Statements, Continued

amortization. In addition, we did not record the foreign exchange translation on the unamortized debt basis. As a result of these errors, we recorded an out-of-period adjustment in the first quarter of 2010, which reduced other revenues by $8.2 million.

In second and third quarters of 2010, we recorded out of period adjustments related to prior quarters and years, which decreased change in benefit reserves by $7.7 million in 2010. These adjustments related to the correction of a valuation error related to an assumed block of annuities.

In third quarter 2010, we recorded out of period adjustments in salaries and benefits related to prior quarters and years, which increased operating expenses by $19.1 million in 2010. These adjustments related to $14.6 million of certain pension costs under a non-qualified plan covering certain of our employees for the service period of 2001 to 2010 and $4.5 million of certain medical expenses relating to our self-insured medical plans for 2009 and 2010.

After evaluating the quantitative and qualitative aspects of these corrections, management has determined that our current and prior period financial statements were not materially misstated.

In second quarter 2010, we revised our consolidated statements of cash flows to change the classification of restricted cash related to our securitization transactions. We had historically included restricted cash related to our securitization transactions as a change in other assets and other liabilities in cash flows from operating activities. After further review, management concluded that the appropriate reporting was to include this item in cash flows from investing activities as a change in restricted cash. This revision had the effect of increasing the previously reported cash flows provided by operating activities by $20.4 million in 2009 and decreasing the previously reported cash flows provided by investing activities by the same amount.

In third quarter 2010, we revised our consolidated statements of cash flows to change the classification of the change in real estate owned. We had historically included the change in real estate owned in cash flows from investing activities. After further review, management concluded that the appropriate reporting was to: (1) exclude the properties acquired from principal collections on finance receivables in cash flows from investing activities; (2) include the cash proceeds from the sale or disposition of properties in cash flows from investing activities; and (3) include the writedowns and net loss on the sales of real estate owned in cash flows from operating activities. This revision had the effect of increasing the previously reported cash flows provided by operating activities by $53.0 million in 2009 and $47.1 million in 2008 and decreasing the previously reported cash flows provided by investing activities by the same amounts.

In third quarter 2010, we also revised our consolidated statements of cash flows to change the classification of deferred debt issue costs. We had historically included deferred debt issue costs in cash flows from investing activities in change in premiums on finance receivables purchased and deferred charges. After further review, management concluded that the appropriate reporting was to include this item in cash flows from financing activities as a net component of proceeds from issuance of long-term debt. This revision had the effect of increasing the previously reported cash flows provided by investing activities by $10.4 million in 2009 and $3.6 million in 2008 and increasing the previously reported cash flows used for financing activities by the same amounts.

Management evaluated the effects of these revisions and concluded that they were not material to any of our previously issued quarterly or annual consolidated financial statements.

Notes to Consolidated Financial Statements, Continued

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

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our finance receivables to their fair value on November 30, 2010. See Note 3 for further information on the FCFI Transaction.

Finance Receivable Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums or accrete discounts on finance receivables purchased after the date of the FCFI Transaction as a revenue adjustment using the interest method and contractual cash flows. For finance receivables originated after the date of the FCFI Transaction, we defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue using the interest method.

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

Notes to Consolidated Financial Statements, Continued

Subsequent to the FCFI Transaction, we accrete the amount required to adjust the fair value of our finance receivables to their contractual amounts over the life of the related finance receivable for non-credit impaired finance receivables and over the life of a pool of finance receivables for credit impaired finance receivables as described below. See Note 3 for further information on the FCFI Transaction.

Credit Impaired Finance Receivables

As a result of the FCFI Transaction, we evaluated the credit quality of our finance receivable portfolio in order to identify finance receivables that, as of the acquisition date, had evidence of credit quality deterioration. As a result, we identified a population of finance receivables for which it was determined that it is probable that we will be unable to collect all contractually required payments. In establishing this population, consideration was given to the requirement that each individual finance receivable first be reviewed. However, because of the homogeneity of finance receivables within a particular product group as well as the fact that we do not view our business on a loan by loan basis, emphasis was placed on past due status and accounting classification. As a result, the population of accounts identified principally consists of those finance receivables that are 60 days or more past due or that were classified as Troubled Debt Restructurings (TDRs) as of the acquisition date.

In order to determine the unit(s) of account, we considered the risk characteristics associated with the population of identified finance receivables. Accounting literature related to credit impaired finance receivables permits finance receivables to be aggregated if the identified finance receivables have common risk characteristics. In evaluating the identified population, we determined that these finance receivables could be aggregated into four pools, which are: loans secured by first mortgages on real estate, second mortgages on real estate, non-real estate loans, and retail sales finance (whether or not secured). The categorization of these finance receivables into these four pools is consistent with how our Credit Strategy and Policy Committee evaluates the performance of our finance receivable portfolio and with the methodologies employed in establishing internal credit scores. As a result, we believe that these four pools result in an aggregation methodology that is consistent with the underlying risks associated with each finance receivable and the related collateral, as applicable.

The balance recorded as of the acquisition date was the fair value of each pool, which was determined by discounting the cash flows expected to be collected at a market observable discount rate adjusted for factors that a market participant would consider in determining fair value. In determining the cash flows expected to be collected, we incorporated assumptions regarding default rates, loss severities and the amounts and timing of prepayments. The excess of the cash flows expected to be collected over the discounted cash flows represents the accretable yield, which is not reported in our consolidated balance sheets, but is accreted into interest income at a level rate of return over the expected lives of the underlying pools of finance receivables.

We have established policies and procedures to periodically (at least once a quarter) update the amount of cash flows we expect to collect, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable and significant increases (defined as a change in cash flows equal to 10 percent or more) in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool's yield.

Notes to Consolidated Financial Statements, Continued

We have additionally established policies and procedures related to maintaining the integrity of these pools. Generally, a finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is charged-off. However, given the nature of our business, finance receivables will also be removed from a pool if the collateral underlying a particular finance receivable changes as we believe that, if such events occur, that particular finance receivable represents a new finance receivable rather than a continuation.

If the timing and/or amounts of expected cash flows on credit impaired finance receivables were determined not to be reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows for our four pools are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables.

If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its carrying amount with the carrying amount being determined using the pro-rata method (the unpaid principal balance of the particular finance receivable divided by the unpaid principal balance of the pool multiplied by the carrying amount of the pool). If a finance receivable is removed from the pool because it is charged-off, it is removed at its carrying amount with a charge to the provision for finance receivable losses. Subsequent collections from our charge-off recovery activities will be a credit to the provision for finance receivable losses.

Troubled Debt Restructured Finance Receivables

We make modifications to our real estate loans in our centralized real estate and branch business segments to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish TDR reserves in accordance with the authoritative guidance for impaired loans.

Finance charges for TDR finance receivables require the application of judgment. We place TDR finance receivables on accrual status or nonaccrual status based on the loans’ status prior to modification. TDR finance receivables that are placed on nonaccrual status remain on nonaccrual status until the finance receivable liquidates.

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and will be accounted for prospectively as credit impaired finance receivables. See above for our accounting policy related to credit impaired finance receivables and Note 3 for further information on the FCFI Transaction.

Notes to Consolidated Financial Statements, Continued

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly by portfolio segment (real estate loans, non-real estate loans, and retail sales finance). Allowance for finance receivable losses is calculated for each portfolio segment and then allocated to each class of finance receivable (branch and centralized real estate business segments) based upon its delinquency. Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous internal and external factors in estimating losses inherent in our finance receivable portfolio, including the following:

•

prior finance receivable loss and delinquency experience;

•

the composition of our finance receivable portfolio; and

•

current economic conditions including the levels of unemployment and personal bankruptcies.

We charge off to the allowance for finance receivable losses non-real estate loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due. To avoid unnecessary real estate loan foreclosures we may refer borrowers to counseling services, as well as consider a cure agreement, loan modification, voluntary sale (including a short sale), or deed in lieu of foreclosure. When two payments are past due on a real estate loan and it appears that foreclosure may be necessary, we inspect the property as part of assessing the costs, risks, and benefits associated with foreclosure. Generally, we start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we obtain a third-party’s valuation of the property, which is either a full appraisal or a real estate broker’s or appraiser’s estimate of the property sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. Such appraisals or real estate brokers’ or appraisers’ estimate of value are one factor considered in establishing an appropriate valuation; however, we are ultimately responsible for the valuation established. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset valued at 85% of the valuation, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. (Prior to the FCFI transaction, we reduced finance receivables by the amount of the real estate loan, established a real estate owned asset valued at the lower of the loan balance or 85% of the valuation, and charged off any loan amount in excess of that value to the allowance for finance receivable losses.) We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

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

Notes to Consolidated Financial Statements, Continued

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

As a result of the FCFI Transaction, we applied push-down accounting and reduced our allowance for finance receivable losses to zero on November 30, 2010 as any uncertainties related to the collectability of the finance receivables have been incorporated into the fair value measurement of our finance receivable portfolio. With respect to the November 30, 2010 finance receivables, an allowance for finance receivables losses will not be established until such time as a required allowance amount exceeds the unaccreted fair value adjustment for non-credit impaired finance receivables or exceeds the remaining nonaccretable difference for credit impaired finance receivables. See Note 3 for further information on the FCFI Transaction.

Finance Receivables Held for Sale

We classified certain real estate loans originated in our centralized real estate business segment as finance receivables held for sale based on management’s intent at the time of origination. We determined classification on a loan-by-loan basis. We carried real estate loans originated and intended for sale in the secondary market at the lower of cost or fair value, which we primarily determined in the aggregate. We pooled most of these loans for valuation because they were homogenous (loans secured by residential one- to four-family dwellings). We compared loans that were viewed as a potential distressed sale (loans rejected from sale transactions, loans repurchased under warranty provisions, loans aged in inventory greater than 60 days, or loans otherwise identified by management) to market on an individual loan basis. We determined fair value by reference to available market indicators such as current investor yield requirements, outstanding forward sale commitments, or negotiations with prospective purchasers, if any. We recognized net unrealized losses through a valuation allowance by charges to income.

We deferred real estate loan origination fees and direct costs to originate real estate loans and included them in finance receivables held for sale.

We sold finance receivables held for sale to investors typically with servicing released to the purchaser. We recorded the sales price we received less our carrying value of these finance receivables held for sale in mortgage banking revenues (included in other revenues). We also charged a provision for sales recourse to mortgage banking revenues to maintain a reserve for sales recourse.

We accrued interest income due from the borrower on these finance receivables held for sale from the date of funding until the date of sale to the investor. Upon sale, we collected from the investor any accrued interest income not paid by the borrower. We stopped accruing interest income on finance receivables held for sale when the third payment becomes past due and reversed amounts previously accrued upon suspension. We included the cash flows from finance receivables held for sale in the consolidated statements of cash flows as operating activities.

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

When it is determined that management no longer intends to sell finance receivables which had previously been classified as finance receivables held for sale and we have the ability to hold the finance receivables for the foreseeable future, we reclassify the finance receivables to finance receivables held for investment at the lower of cost or fair value and we accrete any fair value adjustment over the remaining life of the related finance receivables.

Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans. Prior to the FCFI Transaction, we recorded real estate owned in other assets, at the lower of the loan balance or 85% of the third-party’s valuation, which approximated the fair value less the estimated cost to sell. We test the balances of real estate owned for impairment on a quarterly basis. If the required impairment testing suggests real estate owned is impaired, we reduce the carrying amount to estimated fair value less the estimated costs to sell. We charge these impairments to other revenues. We record the sale price we receive for a property less the carrying value and any amounts refunded to the customer as a recovery or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association’s Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred.

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our real estate owned to 85% of the third-party’s valuation, which approximated the fair value less the estimated cost to sell. For foreclosures that occur subsequent to the FCFI Transaction, we will record real estate owned in other assets at 85% of the third-party’s valuation, which better approximates the fair value less the estimated cost to sell. See Note 3 for further information on the FCFI Transaction.

Notes to Consolidated Financial Statements, Continued

Net Other Intangible Assets

Prior to the FCFI Transaction, other intangible assets consisted of trade names, broker relationships, customer relationships, investor relationships, employment agreements, non-compete agreements, and lender panel (group of lenders for whom Ocean Finance and Mortgages Limited (Ocean) performs loan origination services). In third quarter 2008, we wrote off these intangible assets as a result of these assets not being recoverable.

As a result of the FCFI Transaction, we recorded net other intangible assets on November 30, 2010 consisting of Value of Business Acquired (VOBA), customer relationships, trade names, licenses, customer lists, and leases. See Note 3 for further information on the FCFI Transaction.

We began testing these net other intangible assets for impairment in first quarter 2011. Each of these net intangible assets was determined to have a finite useful life with the exception of the insurance licenses. For those net intangible assets with a finite useful life, we review such intangibles for impairment quarterly and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. For the insurance licenses, which were determined to have indefinite lives, impairment will be evaluated annually, or more frequently if events or changes in circumstances between annual tests indicate that the licenses may be impaired. In testing for impairment, the fair value of the licenses will be determined in accordance with our fair value measurement policy. If the fair value of the licenses is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification of these licenses will be evaluated to determine whether such classification remains appropriate.

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

Net Service Fees

Net service fees (included in other revenues) include amounts we charged AIG Bank for services under our agreements for AIG Bank’s origination and sale of non-conforming residential real estate loans. Our mortgage origination subsidiaries assumed financial responsibility for recourse exposure pertaining to these loans. We netted the provisions for the related recourse in net service fees. Net service fees also include amounts we charged AIG Bank for certain services under our agreement for AIG Bank’s origination of private label finance receivables. We recognize these fees as revenue when we provide the services.

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

Our insurance business segment revenue recognition accounting policy did not change as a result of the FCFI Transaction.

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

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our policy reserves to their fair value on November 30, 2010. This adjustment will be recognized through expenses over the life of the policies in effect at the FCFI Transaction date. The accounting policy for our policy reserves did not change as a result of the FCFI Transaction. See Note 3 for further information on the FCFI Transaction.

Acquisition Costs

We defer insurance policy acquisition costs, primarily commissions, reinsurance fees, and premium taxes. We include them in other assets and charge them to expense over the terms of the related policies, whether directly written or reinsured.

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our insurance acquisition costs to zero. The accounting policy for our acquisition costs did not change as a result of the FCFI Transaction. See Note 3 for further information on the FCFI Transaction.

Notes to Consolidated Financial Statements, Continued

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

As a result of the FCFI Transaction, no adjustment was required as our investment securities are carried at fair value. However, we adjusted the book value of our investment securities to their carrying value (which is their fair value) on November 30, 2010. The accounting policy for the valuation of our investment securities did not change as a result of the FCFI Transaction. See Note 3 for further information on the FCFI Transaction.

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

Notes to Consolidated Financial Statements, Continued

Our revenue recognition accounting policy did not change as a result of the FCFI Transaction. However, the adjusted book value is used to determine the new amount of amortization or accretion. See Note 3 for further information on the FCFI Transaction.

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

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our commercial mortgage loans to their fair value on November 30, 2010. The adjusted carrying value is used to determine the new amount of amortization or accretion. See Note 3 for further information on the FCFI Transaction.

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

We assess our ability to realize deferred tax assets considering all available evidence, including earnings history; timing, character, and amount of future earnings potential; reversal of taxable temporary differences; and tax planning strategies. We provide a valuation allowance for deferred tax assets if it is more likely than not that we will not realize the deferred tax asset in whole or in part. We include an increase or decrease in a valuation allowance resulting from a change in the realizability of the related deferred tax asset in income.

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our income tax accounts and recognized additional deferred tax amounts resulting from differences between the recorded tax basis and the basis under GAAP of assets and liabilities resulting from the application of push-down accounting. See Note 3 for further information on the FCFI Transaction.

Derivative Financial Instruments

All of our derivatives are governed by International Swap and Derivatives Association, Inc. (ISDA) standard Master Agreements. The parties to an ISDA Master Agreement agree to net the amounts payable and receivable under all contracts governed by the ISDA Master Agreement in the event of a contract default by either one of the parties. The ISDA Master Agreement further defines “close-out” netting, or netting upon default, which is the netting of transactions stipulated in the ISDA Master Agreement in case either party is unable to fulfill its obligations going forward. The net exposure by instrument is determined as the sum of the mid-market values, prior to consideration of non-performance risk, of the derivative transactions governed by a Master Agreement. If the net exposure is from the counterparty to us, we record the derivative asset in other assets on our consolidated balance sheet. If the net exposure is from us to the counterparty, we record the derivative liability in other liabilities on our consolidated balance sheet. We record net unrealized gains and losses on derivative transactions as adjustments to cash flows from operating activities on our consolidated statements of cash flows.

We recognize all derivatives on our consolidated balance sheet at their fair value. We estimate the fair value of our derivatives using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative transactions.

In compliance with the authoritative guidance for fair value measurements, our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties. Fair value measurements for derivative liabilities incorporate our own non-performance risk by determining the explicit cost for each counterparty to protect against its net exposure to us at the balance sheet date by reference to observable SLFC credit default swap (CDS) spreads. Fair value measurements for derivative assets incorporate counterparty non-performance risk by determining the explicit cost for us to protect against our net exposure to each counterparty at the balance sheet date by reference to observable counterparty CDS spreads. The cost of credit protection is determined under a discounted present value approach considering the market levels for CDS spreads, the mid market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to us by a third-party provider of aggregated broker quotes for CDS spreads; however, we are ultimately responsible for the spreads utilized. We utilize a London Interbank

Notes to Consolidated Financial Statements, Continued

Offered Rate (LIBOR) based interest rate curve to derive our discount rates. A CDS is a derivative contract which allows the transfer of third-party credit risk from one party to the other. The buyer of the CDS pays an upfront and/or annual premium to the seller. The seller’s payment obligation is triggered by the occurrence of a credit event under a specified reference security and is determined by the loss on that specified reference security. The present value of the amount of the annual and/or upfront premium, the CDS spread, therefore represents a market based expectation of the likelihood that the specified reference party will fail to perform on the reference obligation, a key market observable indicator of non-performance risk. While this approach does not explicitly consider all potential future behavior of the derivative transactions or potential future changes in valuation inputs, we believe this approach provides a reasonable estimate of the fair value of the derivative assets and liabilities, including consideration of the impact of non-performance risk.

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

As a result of the FCFI Transaction, we applied push-down accounting which resulted in the de-designation of our qualified cash flow hedges on November 30, 2010. We then re-designated our cash flow hedges on November 30, 2010. We performed and documented a prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. See Note 3 for further information on the FCFI Transaction.

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

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in Note 31.

Our fair value processes include controls that are designed to ensure that fair values are appropriate. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and reviews by senior management.

Notes to Consolidated Financial Statements, Continued

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards.

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

Notes to Consolidated Financial Statements, Continued

Note 3.  FCFI Transaction

As discussed in Note 1, on November 30, 2010, FCFI indirectly acquired an 80% economic interest in SLFI from ACC. AIG, through ACC, indirectly retained a 20% economic interest in SLFI. Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards. As a result, our consolidated financial statements have been prepared to reflect the push-down accounting adjustments arising from this transaction. The effects of these adjustments on each of the Company’s major classes of assets, liabilities, and shareholder’s equity accounts are as follows:

	Predecessor Company	Successor Company
(dollars in thousands)	Prior to FCFI Transaction	Push-down Adjustments	Subsequent to FCFI Transaction
Assets Net finance receivables	$16,677,542	$(2,349,685)	$14,327,857
Allowance for finance receivable losses	(1,383,768)	1,383,768	-
Net finance receivables, less allowance for finance receivable losses	15,293,774	(965,917)	14,327,857
Investment securities	762,127	-	762,127
Cash and cash equivalents	1,473,796	-	1,473,796
Net other intangible assets	-	83,680	83,680
Other assets	1,486,149	154,134	1,640,283
Total assets	$19,015,846	$ (728,103)	$18,287,743
Liabilities and shareholder’s equity Long-term debt	$16,527,712	$(1,562,043)	$14,965,669
Insurance claims and policyholder liabilities	320,476	20,725	341,201
Other liabilities	438,956	292,984	731,940
Deferred and accrued taxes	6,892	544,831	551,723
Total liabilities	17,294,036	(703,503)	16,590,533
Shareholder’s equity: Common stock	5,080	-	5,080
Additional paid-in capital	1,678,861	(1,463,797)	215,064
Accumulated other comprehensive income	37,869	(37,869)	-
Retained earnings	-	1,477,066	1,477,066
Total shareholder’s equity	1,721,810	(24,600)	1,697,210
Total liabilities and shareholder’s equity	$19,015,846	$ (728,103)	$18,287,743

In accordance with the terms of the FCFI Transaction, FCFI effectively capitalized AGF Holding through an integrated planned series of transactions negotiated between Fortress and AIG. AGF Holding utilized the contributed capital plus its own shares equal to 20% of its ownership interest to acquire SLFI and its subsidiaries from ACC. The total fair value of the consideration provided was $148.5 million consisting of $118.8 million in cash plus $29.7 million in shares; there is no non-controlling interest associated with SLFI, and AGF Holding did not previously hold an equity interest in SLFI.

Notes to Consolidated Financial Statements, Continued

The total purchase consideration given by AGF Holding for SLFI was $16.9 billion, including the fair value of liabilities assumed. This resulted in a bargain purchase gain for SLFI of $1.5 billion, which was also recognized by the Company in conjunction with the push down of the FCFI Transaction purchase accounting to SLFC.

The purchase consideration ascribed to the Company was $16.8 billion including the fair value of liabilities assumed as reflected in the following table.

(dollars in thousands)	Amount
Cash plus fair value of AGF Holding shares issued to ACC for purchase of SLFI	$ 148,458
Fair value of net liabilities of SLFI other than its investment in SLFC	71,686
Fair value of consideration transferred that was allocated to SLFC	220,144
Long-term debt	14,965,669
Other liabilities	1,624,864
Total purchase consideration	$16,810,677

We included the $1.5 billion excess of the acquisition date fair value of the identifiable net assets over the total purchase consideration, which is considered a bargain purchase by AGF Holding, as income of the Successor Company in the one month period ended December 31, 2010. After determining the fair value of the net assets of SLFI and its subsidiaries, the fair value of SLFC’s net assets exceeded that of SLFI by $71.7 million. This $71.7 million of net liabilities of SLFI, other than its investment in SLFC, arises from intercompany items and the valuation of net assets controlled by SLFI that are not attributable to SLFC. In applying push-down accounting, the fair value of the consideration transferred that was allocated to SLFC is increased by this $71.7 million, and the total, net of the par value of common stock, is reflected as additional paid-in-capital.

(dollars in thousands)	Fair Value Adjusted Amounts
Total assets acquired	$18,287,743
Less total liabilities assumed	16,590,533
Net assets acquired	1,697,210
Less fair value of consideration transferred that was allocated to SLFC	220,144
AGF Holding bargain purchase	$ 1,477,066

Net Finance Receivables

We determined the fair value of our non-credit impaired net finance receivables on a pooled basis which were aggregated by remaining term, delinquency, and account type (real estate, non real estate and retail sales finance). The value for the various pools was determined through a discount of the contractual cash flows using the current rate on recently issued finance receivables that most closely corresponds to the same characteristics of the pool as it approximates the effect of prepayments, default, and other risks embedded in the contractual cash flows. The amount required to adjust the finance receivables to fair value is being amortized over the estimated remaining life of the finance receivables using the interest method and contractual cash flows.

Notes to Consolidated Financial Statements, Continued

As a result of the FCFI Transaction, we evaluated the credit quality of our finance receivable portfolio in order to identify finance receivables that, as of the acquisition date, had evidence of credit quality deterioration. As a result, we identified a population of finance receivables for which it was determined that it is probable that we will be unable to collect all contractually required payments. In establishing this population, consideration was given to the requirement that each individual finance receivable first be reviewed. However, because of the homogeneity of finance receivables within a particular product group as well as the fact that we do not view our business on a loan by loan basis, emphasis was placed on past due status and accounting classification. As a result, the population of accounts identified principally consists of those finance receivables that are 60 days or more past due or that were classified as TDRs as of the acquisition date.

In order to determine the unit(s) of account, we considered the risk characteristics associated with the population of identified finance receivables. Accounting literature related to credit impaired finance receivables permits finance receivables to be aggregated if the identified finance receivables have common risk characteristics. In evaluating the identified population, we determined that these finance receivables could be aggregated into four pools, which are: loans secured by first mortgages on real estate, second mortgages on real estate, non-real estate loans, and retail sales finance (whether or not secured). The categorization of these finance receivables into these four pools is consistent with how our Credit Strategy and Policy Committee evaluates the performance of our finance receivable portfolio and with the methodologies employed in establishing internal credit scores. As a result, we believe that these four pools result in an aggregation methodology that is consistent with the underlying risks associated with each finance receivable and the related collateral, as applicable.

The balance recorded as of the acquisition date was the fair value of each pool, which was determined by discounting the cash flows expected to be collected at a market observable discount rate adjusted for factors that a market participant would consider in determining fair value. In determining the cash flows expected to be collected, we incorporated assumptions regarding default rates, loss severities and the amounts and timing of prepayments. The excess of the cash flows expected to be collected over the discounted cash flows represents the accretable yield, which is not reported in our consolidated balance sheets, but is accreted into interest income at a level rate of return over the expected lives of the underlying pools of finance receivables.

We have established policies and procedures to periodically (at least once a quarter) update the amount of cash flows we expect to collect, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable and significant increases (defined as a change in cash flows equal to 10 percent or more) in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool's yield.

We have additionally established policies and procedures related to maintaining the integrity of these pools. Generally, a finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is charged-off. However, given the nature of our business, finance receivables will also be removed from a pool if the collateral underlying a particular finance receivable changes as we believe that, if such events occur, that particular finance receivable represents a new finance receivable rather than a continuation.

Notes to Consolidated Financial Statements, Continued

If the timing and/or amounts of expected cash flows on credit impaired finance receivables were determined not to be reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows for our four pools are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables.

If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its carrying amount with the carrying amount being determined using the pro-rata method (the unpaid principal balance of the particular finance receivable divided by the unpaid principal balance of the pool multiplied by the carrying amount of the pool). If a finance receivable is removed from the pool because it is charged-off, it is removed at its carrying amount with a charge to the provision for finance receivable losses. Subsequent collections from our charge-off recovery activities will be a credit to the provision for finance receivable losses.

The fair value of net finance receivables, both non-impaired and credit impaired, were determined using discounted cash flow methodologies. The application of these methodologies required us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied was significant in light of the current capital market and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent weakness in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

Net Other Intangible Assets

A thorough review of our business was conducted in order to identify any intangible assets. The amount recognized for any identified other intangible assets, net of intangible liabilities was determined by considering a variety of valuation approaches including market, income, and cost approaches. The approach that was most appropriate to determine the value of the net other intangible assets, in management’s judgment, was utilized and is described below.

Notes to Consolidated Financial Statements, Continued

We identified other intangible assets, net of intangible liabilities of $83.7 million, which consisted of:

(dollars in thousands)	Amount	Estimated Useful Life
VOBA	$35,778	20 years
Customer relationships	17,879	5 years
Trade names	12,148	15 years
Licenses (a)	12,065	indefinite
Customer lists	9,695	8 years
Leases – branch offices (b)	(2,574)	2 years
Leases – data processing	(1,311)	7 months
Net other intangible assets	$83,680

(a)

Licenses include $11.6 million of insurance licenses (which have an indefinite useful life) and $0.5 million of branch licenses (which have an estimated useful life of three months).

(b)

Leases for our branch offices include the net of $5.9 million of leases that are unfavorable to current market terms (included in other liabilities) and $3.4 million of leases that are favorable to current market terms (included in other assets)

The Company established a VOBA intangible asset related to its insurance subsidiaries which was valued by a third party applying the income approach. Valuation inputs included estimated future earnings streams and future cash flows for claims payments discounted at expected rates of return.

The Company valued its established customer relationships using a multi-period excess earnings approach with income and expense assumptions based on projections that management had prepared prior to the closing of the transaction and historical information to serve as the bases for assumptions related to future business derived from the present customers through renewals or conversions. This methodology included assessing charges related to reasonable returns on contributory assets.

The trade name intangible is primarily related to the Company’s United Kingdom operation, Ocean Finance. In general terms, the trade names were valued using the relief from royalty approach. In determining the fair value of this trade name, we considered the nature of the business and current market conditions. Therefore, management believes that Ocean has suffered little in the case of name recognition, but our approach did incorporate the depressed demand for its services and products.

The licenses intangible assets are primarily related to insurance licenses held by Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite) and were valued by a third party applying a market approach, reviewing recent transactions of a similar span of licenses. Merit is a life company with licenses in 46 states, the District of Columbia, and the U.S. Virgin Islands, which are valid and in good standing, plus reinsurance-only authority in New York and Puerto Rico. Yosemite has licenses in 46 states, which are valid and in good standing, plus reinsurance-only authority in New York and Puerto Rico.

The Company has available listings of former customers which were evaluated using a replacement cost valuation approach. This approach estimates the cost associated with the acquisition of a similar quantity of names, adjusting for the ability to repeatedly solicit the names, as apposed to a single use, then increasing that cost to reflect the benefit of soliciting customers known to borrow from the provider. The fair value assigned to this intangible asset represents the costs that would be incurred to reconstruct a listing of customers and related information that will provide a similar result from the solicitations as that experienced with our current customer listing.

Notes to Consolidated Financial Statements, Continued

The Company has leases for its branch locations, certain technology assets and satellite communications systems. We utilized estimates of current market rents for each of the Company’s leases, and assets were estimated for those whose lease terms were less than market, and liabilities were estimated for those whose lease terms were greater than the market estimates.

Technology asset leases were valued in the same manner as the branch leases, with the remaining months on the lease being used to determine the estimated cash flows. Since the technology lease terms generally permit continuing the lease on a month to month basis, returning the asset, or acquiring the asset at fair value, the cash flow estimate assumed acquisition of the asset at the end of the term at a value consistent with prior quotes for the purchase of leased assets. The satellite lease was recently amended in 2010 and is deemed to be at market, and, therefore, no adjustment to fair value was deemed necessary.

VOBA is being amortized based upon the timing of profits for the in force business as of the FCFI Transaction date. All other identified intangible assets, with the exception of the insurance licenses, are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the one month ended December 31, 2010 and the accumulated aggregate amortization as of December 31, 2010 was $3.5 million. The estimated aggregate amortization for each of the next five years is reflected in the table below.

(dollars in thousands)	Estimated Aggregate Amortization Expense
2011	$25,756
2012	9,849
2013	6,873
2014	6,330
2015	5,597

Other Assets

Various adjustments, totaling $154.1 million, were made to the historical bases of our other assets to record these accounts at their fair values. The adjustment includes the elimination of $115.3 million of deferred charges primarily related to deferred debt issuance costs and a $3.6 million deferred tax asset. Further, we adjusted our basis in real estate owned to fair value based upon recent appraisals of the properties less 15% for estimated selling costs, escrow advances to fair value based upon the estimated balances collectable in the foreseeable future, commercial mortgage loans to fair value based upon future cash flows of the mortgage loans discounted at current risk free interest rates and adjusted for credit default rates of the counter parties, and fixed assets to fair value based upon third party value in-use appraisals for real estate properties and estimated fair value of pools of personal property based upon the net book value of the  pools adjusted for change in consumer price index factors since acquisition.  The combination of these items resulted in a net write up to fair value on November 30, 2010 of $14.3 million. In addition, we recorded a $258.7 million receivable from the AIG pension plan related to the November 30, 2010 fair value of our portion of the assets. These assets were subsequently contributed to our newly established pension plan on January 1, 2011 (see Note 28).

Notes to Consolidated Financial Statements, Continued

Long-term Debt

We based the fair value of our long-term debt on market-observable prices, when available, and otherwise used projected cash flows discounted at estimated market rates as of November 30, 2010 for debt issuances with similar terms and attributes. The fair value adjustment was $1.6 billion.  The fair value adjustment at November 30, 2010 is being accreted using the interest method and resulted in a reduction to interest expense of $34.8 million for the one month ended December 31, 2010.

Insurance Claims and Policyholder Liabilities

We adjusted the carrying value of our policy reserves to their fair value based upon future cash flows discounted at current earned yield estimates on November 30, 2010. The fair value adjustment was $20.7 million. This adjustment will be recognized through expenses over the life of the policies in effect at the FCFI Transaction date.

Other Liabilities

Various adjustments, totaling $293.0 million, were made to the historical bases of our other liabilities to reflect these accounts at their fair values. The adjustments include $0.6 million of deferred commissions eliminated under push-down accounting and $1.8 million to reflect certain nonqualified benefit plan obligations at fair value provided to us by a third-party provider utilizing our actuarial assumptions.  We are ultimately responsible for the valuation. In addition, we recorded a $291.7 million liability for our portion of the fair value of the pension benefit obligations under the AIG pension plan as of November 30, 2010.  The fair value provided to us by a third-party provider utilized our actuarial assumptions.  We are ultimately responsible for the valuation. This obligation was subsequently assumed by our newly established pension plan on January 1, 2011 in conjunction with the transfer of plan assets as noted above (see Note 28). Upon the transfer to the new plan of pension assets and the assumption by the new plan of the pension benefit obligations, the Company began accounting for any pension obligation net of the related pension assets.

Deferred and Accrued Taxes

AIG and Fortress mutually elected to treat the transaction as a sale of assets pursuant to IRS regulations. As a result of this election, the purchase price was allocated to all assets which changed the tax basis used to derive deferred tax assets and liabilities. After all transaction related adjustments were recorded, the Company had a net deferred tax liability of $544.8 million compared to a net deferred tax asset of $3.6 million immediately preceding the transaction. The deferred tax asset prior to the transaction was net of a valuation allowance of $220.5 million which was reversed upon application of push down accounting. Subsequent to the transaction, the Company has concluded that a valuation allowance on its deferred tax assets is not necessary as they can be realized upon reversal of the newly established deferred tax liabilities recorded through push-down accounting.

Note 4.  Supervisory Agreement

As disclosed in SLFC’s Current Report on Form 8-K dated June 7, 2007, AIG Bank, WFI, and SLFI entered into the Supervisory Agreement with the Office of Thrift Supervision (OTS) on June 7, 2007 (the

Notes to Consolidated Financial Statements, Continued

Supervisory Agreement). The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank by WFI from July 2003 through early May 2006 pursuant to a mortgage services agreement between WFI and AIG Bank. The mortgage services agreement was terminated in February 2006.

Pursuant to the terms of the Supervisory Agreement, AIG Bank, WFI, and SLFI implemented a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. Pursuant to the requirements of the Supervisory Agreement, we engaged the services of an external consultant to monitor, evaluate, and periodically report to the OTS on our compliance with the remediation program. The Supervisory Agreement will remain in effect until terminated, modified or suspended in writing by the OTS. Failure to comply with the terms of the Supervisory Agreement could result in the initiation of formal enforcement action by the OTS.

AIG Bank, WFI, and SLFI also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of December 31, 2010, we have donated $14.9 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees (included in other revenues) as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of December 31, 2010, we have made reimbursements of $61.9 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. As of December 31, 2010, we have also reduced the reserve by $91.8 million as an addition to net service fees (included in other revenues) resulting from our subsequent evaluations of our loss exposure. At December 31, 2010, this reserve totaled $1.4 million. As the estimate is based on judgments and assumptions made by management, the actual cost of the remediation program may differ from our estimate.

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

Notes to Consolidated Financial Statements, Continued

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (1) how and why we use derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect our consolidated financial condition, results of operations, and cash flows. We adopted the new standard on January 1, 2009. See Notes 2 and 18 for related disclosures.

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

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued an accounting standard that requires a company to recognize the credit component of an other-than-temporary impairment of a fixed-maturity security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changed the threshold for determining when an other-than-temporary impairment has occurred on a fixed-maturity security with respect to intent and ability to hold until recovery. The standard does not change the recognition of other-than-temporary impairment for equity securities. The standard requires additional disclosures in interim and annual reporting periods for fixed- maturity and equity securities. See Note 10 for the expanded disclosures.

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

Notes to Consolidated Financial Statements, Continued

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an accounting standard that amended the rules addressing consolidation of VIEs with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (1) the obligation to absorb losses of the entity, or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with VIEs. We adopted the new standard on January 1, 2010. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements, Continued

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

Accounting and Reporting for Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued an accounting standard that clarifies that the partial sale and deconsolidation provisions of the accounting standards addressing consolidation should be applied to (1) a business that is not in the legal form of a subsidiary, (2) transactions with equity method investees and joint ventures, (3) exchanges of groups of assets that constitute businesses for noncontrolling interests in other entities, and (4) the deconsolidation of a subsidiary that does not qualify as a business if the substance of the transaction is not addressed directly by other guidance, and that the accounting standards addressing consolidation do not apply to the sales of in-substance real estate. The adoption of the new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Accounting for Embedded Credit Derivatives

In March 2010, the FASB issued an accounting standard that amended the accounting for embedded credit derivative features in structured securities that redistribute credit risk in the form of subordination of one financial instrument to another. The new standard clarifies how to determine whether embedded credit derivative features are considered to be embedded derivatives that should be analyzed for potential bifurcation and separate accounting, or alternatively, for fair value accounting in connection with the application of the fair value option to the entire hybrid instrument. We adopted the new standard on July 1, 2010. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Disclosures about Credit Quality of Finance Receivables and Allowance for Finance Receivable Losses

In July 2010, the FASB issued an accounting standard that amended the rules for disclosures that an entity provides about the credit quality of its finance receivables and the related allowance for finance receivable losses. The new standard requires us to disaggregate, by portfolio segment or class of finance receivable, certain existing disclosures and provide certain new disclosures about our finance receivables (including TDR finance receivables) and related allowance for finance receivable losses. In January 2011, the FASB issued an accounting standard that delayed the effective date of the new disclosures for TDRs. See Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in this Note 5. We adopted the amended credit quality standard on December 31, 2010. Because this standard only requires additional disclosures about finance receivables and the related allowance for finance receivable losses, it had no effect on our consolidated financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements, Continued

We will adopt the following accounting standard in the future:

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

Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings

In January 2011, the FASB issued an accounting standard that delays the effective date of the disclosures for TDRs that were previously required under the accounting standard on disclosures about credit quality of finance receivables and allowance for finance receivable losses. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a TDR. The new standard is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Notes to Consolidated Financial Statements, Continued

Note 6.  Finance Receivables

Components of net finance receivables by type were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Successor Company December 31, 2010 Gross receivables*	$11,010,758	$2,853,633	$ 536,144	$14,400,535
Unearned finance charges and points and fees	(15,963)	(274,907)	(48,386)	(339,256)
Accrued finance charges	69,624	33,747	3,427	106,798
Deferred origination costs	25	3,496	-	3,521
Total	$11,064,444	$2,615,969	$ 491,185	$14,171,598
Predecessor Company December 31, 2009 Gross receivables	$14,027,412	$3,385,715	$1,196,247	$18,609,374
Unearned finance charges and points and fees	(161,309)	(328,336)	(127,624)	(617,269)
Accrued finance charges	90,850	40,966	13,544	145,360
Deferred origination costs	17,402	28,843	-	46,245
Premiums, net of discounts	27,550	1,698	2,415	31,663
Total	$14,001,905	$3,128,886	$1,084,582	$18,215,373

*

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our finance receivables to their fair value on November 30, 2010, which reduced gross receivables by $2.4 billion.

The push-down accounting adjustments (included in gross receivables) by finance receivable type were as follows:

(dollars in thousands)	December 31, 2010
Real estate loans	$(2,265,565)
Non-real estate loans	(121,785)
Retail sales finance	(51,702)
Total	$(2,439,052)

Included in the table above are real estate finance receivables associated with the securitizations that remain on our balance sheet totaling $2.1 billion at December 31, 2010 and $1.9 billion at December 31, 2009. See Note 7 and Note 18 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $7.4 billion at December 31, 2010 that have been pledged as collateral for our secured term loan.

Real estate loans are secured by first or second mortgages on residential real estate (including manufactured housing) and generally have maximum original terms of 360 months. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of

Notes to Consolidated Financial Statements, Continued

60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2010, 97% of our net finance receivables were secured by the real and/or personal property of the borrower, compared to 96% at December 31, 2009. At December 31, 2010, real estate loans accounted for 78% of the amount and 15% of the number of net finance receivables outstanding, compared to 77% of the amount and 13% of the number of net finance receivables outstanding at December 31, 2009.

Maturities of net finance receivables by type at December 31, 2010 were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
2011	$ 267,667	$ 804,077	$140,281	$ 1,212,025
2012	338,332	925,446	118,534	1,382,312
2013	353,479	526,669	79,315	959,463
2014	366,530	179,711	50,783	597,024
2015	379,578	59,114	30,914	469,606
2016+	9,358,858	120,952	71,358	9,551,168
Total	$11,064,444	$2,615,969	$491,185	$14,171,598

Maturities are not a forecast of future cash collections. Company experience has shown that customers typically renew, convert or pay in full a substantial portion of finance receivables prior to maturity.

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real estate loans: Principal cash collections	$105,860	$1,008,572	$1,383,876	$2,077,402
% of average net receivables	11.42%	7.94%	8.73%	10.88%
Non-real estate loans: Principal cash collections	$112,014	$1,373,263	$1,589,845	$1,852,550
% of average net receivables	51.29%	51.42%	45.23%	45.91%
Retail sales finance: Principal cash collections	$ 27,524	$ 560,670	$1,615,845	$2,214,373
% of average net receivables	65.87%	77.65%	98.60%	102.01%

Unused credit limits extended to customers by the Company totaled $162.3 million at December 31, 2010. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company. At December 31, 2009, unused credit limits extended to customers by the Company or by AIG Bank (whose private label finance receivables were fully participated to us) totaled $148.7 million. Previously, AIG Bank sold its private label finance receivables to us under a participation agreement. On September 30, 2010, the participation agreement was terminated, and we purchased the remaining accounts from AIG Bank for $49,000.

Notes to Consolidated Financial Statements, Continued

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. However, the unemployment and housing market stresses in the U.S. have been national in scope and not limited to a particular region. The largest concentrations of net finance receivables were as follows:

	Successor Company		Predecessor Company
	December 31, 2010		December 31, 2009*
(dollars in thousands)	Amount	Percent	Amount	Percent
California	$ 1,611,208	11%	$ 2,173,198	12%
Florida	930,284	7	1,206,420	7
N. Carolina	810,300	6	1,112,300	6
Ohio	768,142	5	973,777	5
Virginia	738,940	5	955,791	5
Illinois	617,799	4	833,603	5
Pennsylvania	605,257	4	770,456	4
Tennessee	512,329	4	647,149	4
Other	7,577,339	54	9,542,679	52
Total	$14,171,598	100%	$18,215,373	100%

*

December 31, 2009 concentrations of net finance receivables are presented in the order of December 31, 2010 state concentrations.

To support our liquidity, we have sold certain finance receivables as an alternative funding source. During 2008 and 2009, we transferred $972.5 million and $1.8 billion, respectively, of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

In February 2010, we transferred $170.7 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future. As of December 31, 2010, management has both the intent and ability to hold the remainder of the finance receivable portfolio for the foreseeable future.

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime”, “non-prime”, and “sub-prime”. While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third-party credit scores as a means to categorize the creditworthiness of the borrower and his or her finance receivable. Our finance receivable underwriting process does not use third-party credit scores as a primary determinant for credit decisions. However, we do, in part, use such scores to analyze performance of our finance receivable portfolio.

We present below our net finance receivables and delinquency ratios grouped into the following categories based solely on borrower Fair Isaac Corporation (FICO) credit scores at the date of origination or renewal:

•

Prime:  Borrower FICO score greater than or equal to 660

•

Non-prime:  Borrower FICO score greater than 619 and less than 660

•

Sub-prime:  Borrower FICO score less than or equal to 619

Notes to Consolidated Financial Statements, Continued

Many finance receivables included in the “prime” category in the table below might not meet other market definitions of prime loans due to certain characteristics of the borrowers, such as their elevated debt-to-income ratios, lack of income stability, or level of income disclosure and verification, as well as credit repayment history or similar measurements.

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail
Successor Company December 31, 2010 Prime	$1,063,809	$3,399,329	$ 528,435	$ 220,677
Non-prime	1,159,673	885,817	592,163	72,261
Sub-prime	4,089,894	348,773	1,482,975	197,484
Other/FICO unavailable	991	417	12,396	762
Total	$6,314,367	$4,634,336	$2,615,969	$ 491,184
Predecessor Company December 31, 2009 Prime	$1,237,039	$4,556,052	$ 573,083	$ 629,265
Non-prime	1,427,774	1,130,786	695,316	173,480
Sub-prime	5,069,001	443,091	1,846,865	274,724
Other/FICO unavailable	13,077	646	10,141	8,047
Total	$7,746,891	$6,130,575	$3,125,405	$1,085,516

Notes to Consolidated Financial Statements, Continued

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail
Successor Company December 31, 2010 Prime	3.61%	7.31%	2.04%	3.95%
Non-prime	5.21	12.39	3.11	6.32
Sub-prime	6.89	12.43	4.75	5.71
Other/FICO unavailable	3.81	-	N/M*	6.94
Total	6.03	8.67	3.84	5.01
Predecessor Company December 31, 2009 Prime	4.49%	6.93%	2.93%	3.60%
Non-prime	6.75	13.32	4.30	8.97
Sub-prime	8.60	15.66	5.98	8.64
Other/FICO unavailable	29.15	3.55	6.91	5.57
Total	7.64	8.76	5.06	5.65

*

Not meaningful

Our net finance receivables by performing and nonperforming (nonaccrual) by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail
Successor Company December 31, 2010 Performing	$6,085,476	$4,323,802	$2,590,614	$ 488,377
Nonperforming	228,891	310,534	25,355	2,807
Total	$6,314,367	$4,634,336	$2,615,969	$ 491,184
Predecessor Company December 31, 2009 Performing	$7,264,093	$5,682,004	$3,004,748	$1,063,910
Nonperforming	482,798	448,571	120,657	21,606
Total	$7,746,891	$6,130,575	$3,125,405	$1,085,516

If our nonaccrual finance receivables would have been current in accordance with their original terms, we would have recorded finance charges of approximately $43.0 million in 2010 and $53.8 million in 2009.

Notes to Consolidated Financial Statements, Continued

Our delinquency by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail
Successor Company December 31, 2010 Unpaid principal balance: 30-59 days past due	$ 129,188	$ 108,971	$ 44,748	$ 13,279
60-89 days past due	77,890	83,352	27,498	8,651
Greater than 90 days	363,928	434,797	86,816	20,779
Total past due	571,006	627,120	159,062	42,709
Current	6,743,272	5,216,774	2,814,633	545,159
Total	$7,314,278	$5,843,894	$2,973,695	$ 587,868
Predecessor Company December 31, 2009 Unpaid principal balance: 30-59 days past due	$ 161,282	$ 131,006	$ 68,403	$ 26,337
60-89 days past due	106,835	74,144	43,025	17,998
Greater than 90 days	487,450	461,635	128,001	50,317
Total past due	755,567	666,785	239,429	94,652
Current	7,027,233	5,454,909	3,143,049	1,101,595
Total	$7,782,800	$6,121,694	$3,382,478	$1,196,247

We accrue finance charges on revolving retail and private label finance receivables up to the date of charge-off at six months past due. We have accrued finance charges of $0.7 million on $10.0 million of branch retail finance receivables more than 90 days past due at December 31, 2010 and $1.8 million on $27.1 million of these finance receivables that were more than 90 days past due at December 31, 2009.

As a result of the FCFI Transaction, we evaluated the credit quality of our finance receivable portfolio in order to identify finance receivables that, as of the acquisition date, have evidence of credit quality deterioration. See Note 2 for further information on our accounting policies for credit impaired finance receivables.

Notes to Consolidated Financial Statements, Continued

We include the carrying amount (which initially was the fair value) of these credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. The portion of these credit impaired finance receivables for which it was probable that all contractually required payments would not be collected and the carrying amount of these credit impaired finance receivables were as follows:

Successor Company
(dollars in thousands)	December 31, 2010
Contractually required payments receivable at date of recording push-down accounting adjustments: Real estate loans	$5,151,987
Non-real estate loans	131,029
Retail sales finance	19,933
Total	$5,302,949
Cash flows expected to be collected at date of recording push-down accounting adjustments	$2,542,403
Basis in credit impaired finance receivables at date of recording push-down accounting adjustments	$1,887,347
Carrying amount, net of allowance	$1,833,819

We did not create a valuation allowance in the initial accounting for these credit impaired finance receivables resulting from push-down accounting adjustments.

Changes in accretable yield of these finance receivables were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010*
Balance at beginning of period	$ -	$ -
Additions	655,056	-
Accretion	(13,204)	-
Reclassifications from (to) nonaccretable difference	-	-
Disposals	(1,233)	-
Balance at end of period	$640,619	$ -

*

Prior to the FCFI Transaction, the accretable yield of our credit impaired finance receivables was immaterial.

Notes to Consolidated Financial Statements, Continued

FICO-delineated prime, non-prime, and sub-prime categories for credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail
Successor Company December 31, 2010 Prime	$ 67,864	$ 619,550	$ 2,182	$ 566
Non-prime	120,370	294,814	4,317	374
Sub-prime	581,082	120,647	19,646	2,205
Other/FICO unavailable	179	-	9	14
Total	$769,495	$1,035,011	$26,154	$3,159

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail
Successor Company December 31, 2010 Prime	29.32%	33.56%	94.63%	93.40%
Non-prime	24.90	32.53	93.69	90.28
Sub-prime	24.42	31.15	92.44	89.50
Other/FICO unavailable	62.92	-	100.00	88.37
Total	24.94	32.99	92.83	90.31

If the timing and/or amounts of expected cash flows on credit impaired finance receivables were determined to not be reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows for our four pools are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables.

Information regarding TDR finance receivables (which are all real estate loans) was as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
TDR net finance receivables	$28,195	$1,381,561
TDR net finance receivables that have a valuation allowance	$28,195	$1,381,561
Allowance for TDR finance receivable losses	$ 2,835	$ 302,500

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and will be accounted for prospectively as credit impaired finance receivables. See Note 3 for further information on the FCFI Transaction. We have no commitments to lend additional funds on our TDR finance receivables.

Notes to Consolidated Financial Statements, Continued

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
TDR average net receivables	$28,185	$1,792,270	$1,117,081	$244,286
TDR finance charges recognized	$ 93	$ 81,045	$ 54,248	$ 13,075

In third quarter 2009, MorEquity entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the Home Affordable Modification Program (HAMP). MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009. As of December 31, 2010, MorEquity had completed 1,150 HAMP modifications and 210 trial HAMP modifications were in process. On February 1, 2011, MorEquity entered into Subservicing Agreements for the servicing of its centralized real estate finance receivables with Nationstar Mortgage LLC. In light of the subservicing transfer and the fact that MorEquity no longer is servicing loans, it has requested that the Agreement be terminated. “Eligible Loans” subserviced by Nationstar Mortgage LLC would still be subject to HAMP.

Other subsidiaries of the Company have not entered into HAMP but operate a proprietary loan modification/loss mitigation program. The branch operations had been preparing to enter the HAMP, as required by an agreement between the US Treasury Department and AIG, our former indirect parent, but now that we no longer are wholly owned by AIG, this obligation does not apply.

Note 7.  On-Balance Sheet Securitization Transactions

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

Notes to Consolidated Financial Statements, Continued

the combination of over-collateralization and the initially retained subordinated and residual interest trust certificates, we received a subordinated economic interest in approximately 50% of the assets transferred.

Our 2009 securitization transaction, which closed on July 30, 2009, included the sale of approximately $1.9 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Third Street Funding LLC (Third Street), which concurrently formed a trust to issue tranches of notes totaling $1.6 billion in initial principal balance of trust certificates to Third Street in exchange for the loans. In connection with the securitization, Third Street sold to a third party at a discount $1.2 billion of senior certificates with a 5.75% coupon. Third Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $967.3 million and retained subordinated and residual interest trust certificates. As a result of the combination of over-collateralization and the retained subordinated and residual interest trust certificates, the Company has an economic interest in approximately 40% of the assets transferred.

We have limited continued involvement with the finance receivables that have been included in these securitization transactions. Our 2009 securitization transaction utilizes a third-party servicer to service the finance receivables. We serviced the finance receivables for our 2010 securitization transaction. Effective February 1, 2011, Nationstar began subservicing the finance receivables for our 2010 securitization transaction. In the case of each existing securitization transaction, the related finance receivables have been legally isolated and are only available for payment of the debt and other obligations issued or arising in the applicable securitization transaction. The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded as restricted cash. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in our securitization transactions. The asset-backed debt has been issued by consolidated VIEs.

Our on-balance sheet securitizations of real estate loans and the related debt were as follows:

(dollars in thousands)	Real Estate Loans	Long-term Debt
Successor Company December 31, 2010 2009 securitization	$1,316,280	$876,607
2010 securitization	740,794	423,119
Predecessor Company December 31, 2009 2009 securitization	$1,889,193	$900,143

Refer to Notes 2 and 11 for further discussion regarding these VIEs and the related assets and liabilities included in our financial statements as part of these secured debt arrangements.

Notes to Consolidated Financial Statements, Continued

Note 8.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses and net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch		Consolidated
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	All Other	Total
Successor Company One month ended December 31, 2010 Balance at beginning of period (a)	$ -	$ -	$ -	$ -	$ -	$ -
Provision for finance receivable losses (b)	13,208	12,361	9,843	3,293	-	38,705
Charge-offs	(11,083)	(12,249)	(8,546)	(4,260)	-	(36,138)
Recoveries	340	376	2,814	1,023	-	4,553
Balance at end of period	$ 2,465	$ 488	$ 4,111	$ 56	$ -	$ 7,120
Net finance receivables	$6,314,367	$4,634,336	$2,615,969	$ 491,184	$ 115,742	$14,171,598
Predecessor Company Eleven months ended November 30, 2010 Balance at beginning of period	$ 624,303	$ 536,440	$ 288,420	$ 63,621	$ 3,514	$ 1,516,298
Provision for finance receivable losses	140,162	195,884	69,578	38,115	534	444,273
Charge-offs	(241,333)	(127,086)	(199,718)	(82,388)	289	(650,236)
Recoveries	8,994	1,788	34,437	11,960	67	57,246
Affiliates contributed by SLFI to SLFC (c)	8,869	-	3,575	3,743	-	16,187
Balance at end of period	$ 540,995	$ 607,026	$ 196,292	$ 35,051	$ 4,404	$ 1,383,768

(a)

The beginning balance of allowance for finance receivable losses for the Successor Company includes the push-down accounting adjustments.

(b)

Provision for finance receivable losses for the Successor Company includes $20.8 million of net charge-offs on credit impaired finance receivables, $10.8 million on non-credit impaired finance receivables, and $7.1 million for new origination activity and TDR activity during the one month ended December 31, 2010. As a result of charging off the non-credit impaired finance receivables, $8.8 million of valuation discount accretion was accelerated and is included as a component of finance charges within revenues.

(c)

Effective January 1, 2010, SLFI contributed two of its wholly-owned subsidiaries to SLFC. The contribution included $16.2 million of allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

	Branch	Centralized	Branch Non-	Branch		Consolidated
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	All Other	Total
Predecessor Company Year ended December 31, 2009 Balance at beginning of period	$ 394,073	$ 369,797	$ 297,284	$ 65,079	$ -	$ 1,126,233
Provision for finance receivable losses	525,427	353,030	286,407	94,727	4,170	1,263,761
Charge-offs	(299,031)	(168,096)	(328,534)	(106,518)	(724)	(902,903)
Recoveries	7,592	1,039	33,263	10,333	68	52,295
Transfers to finance receivables held for sale (a)	(3,758)	(19,330)	-	-	-	(23,088)
Balance at end of period	$ 624,303	$ 536,440	$ 288,420	$ 63,621	$ 3,514	$ 1,516,298
Net finance receivables	$7,746,891	$6,130,575	$3,125,405	$1,085,516	$ 126,986	$18,215,373
Predecessor Company Year ended December 31, 2008 Balance at beginning of period	$ 230,264	$ 137,187	$ 184,626	$ 41,455	$ -	$ 593,532
Provision for finance receivable losses	321,572	299,442	351,104	97,013	(302)	1,068,829
Charge-offs	(163,096)	(67,076)	(269,457)	(82,476)	(245)	(582,350)
Recoveries	5,333	244	31,011	9,087	547	46,222
Balance at end of period	$ 394,073	$ 369,797	$ 297,284	$ 65,079	$ -	$ 1,126,233
Net finance receivables	$8,972,253	$8,679,477	$3,960,248	$2,146,975	$ 84,863	$23,843,816

(a)

During 2009, we decreased the allowance for finance receivable losses as a result of the transfers of $1.8 billion of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment.

We estimate our allowance for finance receivable losses primarily using the authoritative guidance for contingencies. We base our allowance for finance receivable losses primarily on historical loss experience using migration analysis and the Monte Carlo technique applied to sub-portfolios of large numbers of relatively small homogenous accounts. Both techniques are historically-based statistical techniques that attempt to predict the future amount of losses for existing pools of finance receivables. We adjust the amounts determined by migration and Monte Carlo for management’s estimate of the effects of model imprecision, any changes to its underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. There was no adjustment to the amount determined by migration and Monte Carlo at December 31, 2010 due to the push-down accounting adjustments recorded on November 30, 2010, compared to a $25.7 million increase at December 31, 2009.

Notes to Consolidated Financial Statements, Continued

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

The allowance for finance receivable losses related to our credit impaired finance receivables is calculated using updated cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment. Probable and significant increases (defined as a change in cash flows equal to 10 percent or more) in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses.

We also establish reserves for TDR finance receivables, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDRs is calculated in homogeneous aggregated pools of impaired finance receivables that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDRs by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDRs. The primary assumptions for our model are prepayment speeds, default rates, and severity rates. See Note 6 for information on TDR reserves.

See Note 2 for additional information on the determination of the allowance for finance receivable losses.

Note 9.  Finance Receivables Held for Sale

Components of finance receivables held for sale were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Finance receivables held for sale originated as held for investment: Principal balance and accrued interest receivable	$ -	$751,235
Deferred loan costs and fees	-	(6,063)
Valuation allowance	-	(57,203)
Total	$ -	$687,969

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

During 2009, we transferred $1.8 billion of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2009, we sold $1.9 billion of finance receivables held for sale.

Notes to Consolidated Financial Statements, Continued

Note 10.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities, which are classified as available-for-sale, by type were as follows:

	Cost/ Amortized	Unrealized	Unrealized	Fair	Other- Than- Temporary Impairments
(dollars in thousands)	Cost (a)	Gains	Losses	Value	in AOCI(L) (b)
Successor Company December 31, 2010 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 9,566	$ -	$ (174)	$ 9,392	$ -
Obligations of states, municipalities, and political subdivisions	226,023	201	(2,257)	223,967	-
Corporate debt	345,735	3,098	(6,084)	342,749	-
Mortgage-backed, asset-backed, and collateralized: RMBS	129,411	201	(1,486)	128,126	(332)
CMBS	10,064	492	(90)	10,466	479
CDO/ABS	17,980	113	(158)	17,935	-
Total	738,779	4,105	(10,249)	732,635	147
Preferred stocks	4,959	-	(206)	4,753	-
Other long-term investments (c)	6,653	-	(221)	6,432	-
Common stocks	676	1	-	677	-
Total	$751,067	$ 4,106	$(10,676)	$744,497	$ 147
Predecessor Company December 31, 2009 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,713	$ 543	$ (72)	$ 9,184	$ -
Obligations of states, municipalities, and political subdivisions	225,879	8,632	(259)	234,252	-
Corporate debt	352,237	11,886	(5,909)	358,214	-
Mortgage-backed, asset-backed, and collateralized: RMBS	86,174	324	(6,807)	79,691	(3,039)
CMBS	23,753	82	(10,637)	13,198	(5,582)
CDO/ABS	30,978	269	(8,566)	22,681	-
Total	727,734	21,736	(32,250)	717,220	(8,621)
Preferred stocks	3,991	-	(347)	3,644	-
Other long-term investments (c)	6,668	1,859	(769)	7,758	-
Common stocks	1,741	1,632	(99)	3,274	-
Total	$740,134	$25,227	$(33,465)	$731,896	$(8,621)

(a)

As a result of the FCFI Transaction, no adjustment was required as our investment securities are carried at fair value. However, we adjusted the book value of our investment securities to their carrying value (which is their fair value) on November 30, 2010.

(b)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income, which, starting April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(c)

Excludes interest in a limited partnership that we account for using the equity method ($1.4 million at December 31, 2010 and 2009).

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Successor Company December 31, 2010 Bonds: U.S. government and government sponsored entities	$ 9,392	$ (174)	$ -	$ -	$ 9,392	$ (174)
Obligations of states, municipalities, and political subdivisions	207,378	(2,257)	-	-	207,378	(2,257)
Corporate debt	273,766	(6,084)	-	-	273,766	(6,084)
RMBS	111,384	(1,486)	-	-	111,384	(1,486)
CMBS	7,966	(90)	-	-	7,966	(90)
CDO/ABS	10,128	(158)	-	-	10,128	(158)
Total	620,014	(10,249)	-	-	620,014	(10,249)
Preferred stocks	4,753	(206)	-	-	4,753	(206)
Other long-term investments	6,403	(221)	-	-	6,403	(221)
Total	$631,170	$(10,676)	$ -	$ -	$631,170	$(10,676)
Predecessor Company December 31, 2009 Bonds: U.S. government and government sponsored entities	$ 480	$ (72)	$ -	$ -	$ 480	$ (72)
Obligations of states, municipalities, and political subdivisions	20,394	(140)	2,075	(119)	22,469	(259)
Corporate debt	48,701	(1,139)	57,095	(4,770)	105,796	(5,909)
RMBS	51,025	(2,236)	14,576	(4,571)	65,601	(6,807)
CMBS	7,178	(8,747)	947	(1,890)	8,125	(10,637)
CDO/ABS	10,395	(7,870)	3,837	(696)	14,232	(8,566)
Total	138,173	(20,204)	78,530	(12,046)	216,703	(32,250)
Preferred stocks	3,644	(347)	-	-	3,644	(347)
Other long-term investments	2,201	(769)	-	-	2,201	(769)
Common stocks	136	(99)	-	-	136	(99)
Total	$144,154	$(21,419)	$78,530	$(12,046)	$222,684	$(33,465)

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

Notes to Consolidated Financial Statements, Continued

We did not recognize in earnings the unrealized losses on fixed-maturity securities at December 31, 2010, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired).

As of December 31, 2010 and 2009, unrealized losses on bond investments in an unrealized loss position of more than 50% for more than 12 months totaled zero and $2.4 million, respectively, relating to originally investment grade structured securities that are floating-rate or that have low fixed coupons relative to current market yields. As part of our credit evaluation procedures applied to these and other securities, we consider the nature of both the specific securities and the general market conditions for those securities. Current market spreads continue to be significantly wider for securities supported by real estate related assets, compared to spreads at the securities’ respective purchase date, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. In addition, declining LIBOR rates have made floating-rate securities less attractive as a class.

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

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position for which an other-than-temporary impairment was recognized and only the amount related to a credit loss was recognized in earnings, were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Successor Company December 31, 2010 Bonds: RMBS	$1,091	$ (409)	$ -	$ -	$1,091	$ (409)
CMBS	258	(13)	-	-	258	(13)
Total	$1,349	$ (422)	$ -	$ -	$1,349	$ (422)
Predecessor Company December 31, 2009 Bonds: RMBS	$ 502	$(1,152)	$ 5,186	$(1,957)	$ 5,688	$(3,109)
CMBS	1,821	(5,582)	-	-	1,821	(5,582)
Total	$2,323	$(6,734)	$ 5,186	$(1,957)	$ 7,509	$(8,691)

Notes to Consolidated Financial Statements, Continued

The net realized losses on investment securities and securities lending were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Total other-than-temporary impairment losses	$(337)	$(4,240)	$(7,022)	$(60,698)
Portion of loss recognized in accumulated other comprehensive income (loss)	337	(4,805)	2,326	-
Net impairment losses recognized in net (loss) income	-	(9,045)	(4,696)	(60,698)
Other net realized losses on investment securities and securities lending	(282)	(780)	(860)	(38,531)
Total net realized losses on investment securities and securities lending	$(282)	$(9,825)	$(5,556)	$(99,229)

Credit impairments recognized in earnings on investment securities for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income were as follows:

	Successor Company	Predecessor Company	Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Period From April 1, 2009 to December 31, 2009 (a)
Balance at beginning of period (b)	$ -	$ 3,150	$ 3,845
Additions: Due to other-than-temporary impairments: Not previously impaired/impairment not previously recognized	-	2,007	246
Previously impaired/impairment previously recognized	-	6,948	508
Reductions: Realized due to sales with no prior intention to sell	-	-	(1,267)
Realized due to intention to sell	-	-	-
Accretion of credit impaired securities	(31)	(104)	(182)
Balance at end of period	$ (31)	$12,001	$ 3,150

(a)

On April 1, 2009, we adopted the accounting standard that requires us to recognize the credit component of an other-than-temporary impairment in earnings.

(b)

The beginning balance for the Successor Company includes the push-down accounting adjustments.

Notes to Consolidated Financial Statements, Continued

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized (losses) gains were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Fair value	$6,801	$53,746	$71,231	$646,185
Realized gains	$ 29	$ 581	$ 2,998	$ 13,532
Realized losses	(311)	(140)	(3,610)	(20,387)
Net realized (losses) gains	$ (282)	$ 441	$ (612)	$ (6,855)

Contractual maturities of fixed-maturity investment securities at December 31, 2010 were as follows:

December 31, 2010	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 14,464	$ 14,516
Due after 1 year through 5 years	150,380	150,128
Due after 5 years through 10 years	206,823	208,913
Due after 10 years	204,440	207,767
Mortgage-backed securities	156,527	157,455
Total	$732,634	$738,779

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 11.  Cash and Cash Equivalents

Cash and cash equivalents totaled $1.4 billion at December 31, 2010 and $1.3 billion at December 31, 2009. Cash and cash equivalents at December 31, 2010 included cash realized through net liquidations of finance receivables in 2010, the $3.0 billion secured term loan executed in April 2010, and our 2010 securitization transaction. Cash and cash equivalents at December 31, 2009 included cash realized through net liquidations of finance receivables in 2009, sales of finance receivables held for sale in 2009, and our 2009 securitization transaction.

Notes to Consolidated Financial Statements, Continued

Note 12.  Related Party Transactions

AFFILIATE LENDING

On May 11, 2010, SLFC made a loan of $750.0 million to AIG under a demand note agreement between SLFC and AIG dated May 11, 2010. The cash used to fund the loan came from operations and SLFC’s secured term loan, which closed in April 2010. The interest rate for the unpaid principal balance was one-month London Interbank Offered Rate (LIBOR) plus 178 basis points. AIG could repay principal and interest at any time without penalty. On November 29, 2010, AIG repaid the $750.0 million promissory note, which included interest receivable to SLFC of $1.3 million.

On March 24, 2009, SLFC made a loan of $800.0 million to AIG under a demand note agreement between SLFC and AIG dated March 24, 2009. On August 11, 2009, SLFC made an additional loan of $750.0 million to AIG under the March 24, 2009 demand note agreement. The cash used to fund these loans came from asset sale and securitization proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009. At December 31, 2009, notes receivable from AIG totaled $1.6 billion, which included interest receivable of $0.9 million. On March 25, 2010, AIG repaid these demand promissory notes of $1.6 billion, which included interest payable to SLFC of $0.7 million. The interest rate for the unpaid principal balance was LIBOR plus 50 basis points. (AIG could repay principal and interest at any time without penalty.)

Each of these loans was made as short-term investment sources for excess cash. Interest revenue on these notes receivable from AIG totaled $11.2 million for the eleven months ended November 30, 2010 and $6.6 million in 2009.

Notes receivable from SLFI totaled $538.0 million at December 31, 2010 and $451.9 million at December 31, 2009, which included interest receivable of $1.9 million and $1.5 million, respectively. The interest rate for the unpaid principal balance is prime plus 100 basis points. Interest revenue on notes receivable from SLFI totaled $1.9 million during the one month ended December 31, 2010, $16.4 million during the eleven months ended November 30, 2010, $14.1 million in 2009, and $19.5 million in 2008.

COST SHARING AGREEMENTS

Prior to the FCFI Transaction, we were party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provided for the allocation of shared corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. We also reimbursed AIG Bank for costs associated with the remediation program related to the Supervisory Agreement. See Note 4 for further information on the Supervisory Agreement and Note 25 for further information on the tax sharing arrangements and the Purchase Agreement.

Notes to Consolidated Financial Statements, Continued

REINSURANCE AGREEMENTS

Merit, a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $51.2 million at December 31, 2010 and $50.1 million at December 31, 2009.

PARTICIPATION AGREEMENT

Previously, we purchased private label receivables originated by AIG Bank, a subsidiary of AIG, under a participation agreement. On September 30, 2010, the participation agreement was terminated, and we purchased the remaining accounts from AIG Bank for $49,000.

DERIVATIVES

All of our derivative financial instruments are with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. See Note 19 for further information on our derivatives.

CONTRIBUTION OF SUBSIDIARIES TO SLFC

Effective January 1, 2010, SLFI contributed two of its wholly-owned subsidiaries to SLFC. The contribution included $300.3 million of finance receivables. At December 31, 2009, these subsidiaries owed an aggregate total of $278.9 million to SLFI under intercompany notes. As part of the January 1, 2010 transaction, SLFC established direct notes to the subsidiaries in the same amount and as a result, SLFI then reduced its intercompany borrowings from SLFC. Because the transaction was between entities under common control, we recorded the transaction by transferring the assets, liability, and equity from SLFI to SLFC at the carrying value that existed as of January 1, 2010.

SUBSERVICING AND REFINANCE AGREEMENTS

Effective February 1, 2011, Nationstar, a non-subsidiary affiliate of SLFC, began subservicing the centralized real estate loans of MorEquity and two other subsidiaries of SLFC. In addition, Nationstar began subservicing certain real estate loans that MorEquity had been servicing in conjunction with the 2010 securitization of these real estate loans and began refinancing certain first lien mortgage loans. See Note 33 for further information on these subservicing agreements.

Note 13.  Restricted Cash

Restricted cash at December 31, 2010 included funds related to our $3.0 billion secured term loan executed in April 2010, funds to be used for future debt payments relating to our securitization transactions (see Note 7), and escrow deposits. Restricted cash at December 31, 2009 included escrow deposits and funds to be used for future debt payments relating to our securitization transactions.

Notes to Consolidated Financial Statements, Continued

Note 14.  Other Assets

Components of other assets were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Receivable from AIG Pension Plan (a)	$270,000	$ -
Derivatives fair values (Notes 18 and 30)	190,880	181,032
Real estate owned	178,902	138,532
Other insurance investments (b)	139,388	150,603
Other intangible assets (c)	87,141	-
Fixed assets	76,624	91,309
Prepaid expenses and deferred charges	12,144	64,407
Income tax assets (d)	-	470,239
Other	27,372	25,240
Total	$982,451	$1,121,362

(a)

As a result of the FCFI Transaction, we applied push-down accounting and recorded a receivable from AIG for the pension plan assets.

(b)

Other insurance investments primarily include commercial mortgage loans and accrued investment income.

(c)

Other intangible assets include VOBA, customer relationships, trade names, licenses, customer lists, and branch office leases, net of accumulated amortization, resulting from the FCFI Transaction. (Other intangible assets exclude $5.9 million of branch office leases and $1.3 million of data processing equipment leases that are unfavorable to the current market terms and are included in other liabilities.)

(d)

Income tax assets include both current and deferred amounts. The components of net deferred tax assets are detailed in Note 25.

Note 15.  Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	Successor Company		Predecessor Company
	December 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior debt	$14,769,487	$14,880,628	$17,125,760	$14,549,669
Junior subordinated debt	171,502	164,500	349,347	124,813
Total	$14,940,989	$15,045,128	$17,475,107	$14,674,482

Notes to Consolidated Financial Statements, Continued

Weighted average interest expense rates on long-term debt by type were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Senior debt	9.27%	5.97%	5.04%	5.23%
Junior subordinated debt	12.26	6.17	6.18	6.18
Total	9.41	6.10	5.06	5.24

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009
Senior debt	9.27%	5.53%
Junior subordinated debt	12.26	6.18
Total	9.41	5.55

Maturities of long-term debt at December 31, 2010 were as follows:

Carrying
(dollars in thousands)	Value
First quarter 2011	$ 677,890
Second quarter 2011	813,289
Third quarter 2011	1,021,321
Fourth quarter 2011	818,729
2011	3,331,229
2012	2,318,841
2013	2,067,636
2014	481,121
2015	3,660,763
2016-2067	3,081,399
Total	$14,940,989

On April 21, 2010, Springleaf Financial Funding Company (formerly AGFS Funding Company), a wholly owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year term loan pursuant to the Credit Agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors) and a syndicate of lenders. Any portion of the term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed.

Notes to Consolidated Financial Statements, Continued

The term loan is guaranteed by SLFC and by the Subsidiary Guarantors. In addition, other SLFC operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The term loan is secured by a first priority pledge of the stock of Springleaf Financial Funding Company that was limited at the transaction date, in accordance with existing SLFC debt agreements, to approximately 10% of SLFC’s consolidated net worth.

Springleaf Financial Funding Company used the proceeds from the term loan to make intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible loan receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to pay down their intercompany loans from SLFC. SLFC used the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations.

Certain debt agreements of the Company contain terms that could result in acceleration of payments. Under certain circumstances, an event of default or declaration of acceleration under the borrowing agreements of the Company could also result in an event of default and declaration of acceleration under other borrowing agreements of the Company.

Based upon SLFC’s financial results for the twelve months ended September 30, 2010, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2011. The mandatory trigger event required SLFC to defer interest payments to the junior subordinated debt holders (and not make dividend payments to SLFI) unless SLFC obtained non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date and paid such amount to the junior subordinated debt holders. During December 2010, SLFC received from SLFI the non-debt capital funding necessary to satisfy (and did pay) the January 2011 interest payments required by SLFC’s hybrid debt through SLFI’s purchase of SLFC common stock.

Notes to Consolidated Financial Statements, Continued

Note 16.  Short-term Debt

Information concerning short-term debt by type was as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Banks	$ -	$2,050,000
Weighted average interest rate, at year end: Money market yield	-	5.10%
Semi-annual bond equivalent yield	-	5.15%

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Average borrowings	$ -	$509,431	$2,196,610	$3,252,772

The Company’s one-year term loan (previously, a 364-day facility), which was repaid on March 25, 2010, included a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agreed to cause SLFC to maintain: (1) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (2) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). As a result of SLFC’s and SLFI’s repayment of their one-year term loans, the support agreement was terminated in accordance with its terms.

Note 17.  Liquidity Facilities

We historically maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008, including our 364-day facility ($2.050 billion drawn by SLFC and $400.0 million drawn by SLFI) and the SLFC $2.125 billion multi-year facility. On July 9, 2009, we converted the outstanding amounts under our expiring 364-day facility into one-year term loans that would mature on July 9, 2010. At December 31, 2009, SLFC’s outstanding borrowings under the committed credit facilities totaled $4.2 billion.

On March 25, 2010, SLFC and SLFI each repaid all of their respective outstanding obligations under their one-year term loans ($2.050 billion repaid by SLFC and $400.0 million repaid by SLFI). With these repayments, the related contractual support agreement between SLFC and AIG was terminated. On April 26, 2010, SLFC repaid its outstanding borrowings under the multi-year facility. With this repayment, the borrowing commitments under the multi-year facility were terminated.

Notes to Consolidated Financial Statements, Continued

SLFC and certain of its subsidiaries also had an uncommitted credit facility of $75.0 million at December 31, 2010 and 2009. A portion of the uncommitted facility was shared with SLFI and could be increased depending upon lender ability to participate its loans under the facility. There were no amounts outstanding under the uncommitted credit facility at December 31, 2010 or 2009.

SLFC does not guarantee any borrowings of SLFI.

Note 18.  VIEs

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

The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Payments from these real estate loans are not available to us until the repayment of the debt issued in connection with the securitization transactions has occurred. We recorded these transactions as “on-balance sheet” secured financings because the transfer of these real estate loans to the trusts did not qualify for sale accounting treatment. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. At December 31, 2010, these retained interests were primarily comprised of $1.3 billion, or 45%, of the assets transferred in connection with the on-balance sheet securitizations. We expect that any credit losses in the pools of securitized assets would likely be limited to our retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default. See Note 7 for further discussion regarding these securitization transactions.

The total consolidated VIE assets and liabilities associated with our securitization transactions were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Assets
Finance receivables	$2,057,074	$1,889,193
Allowance for finance receivable losses	80	70,312
Restricted cash	30,946	20,388

Liabilities
Long-term debt	$1,299,726	$ 900,143

Notes to Consolidated Financial Statements, Continued

We had no off-balance sheet exposure associated with our variable interests in the consolidated VIEs. No additional support to these VIEs beyond what was previously contractually required has been provided by us. Consolidated interest expense related to these VIEs totaled $5.6 million during the one month ended December 31, 2010, $141.4 million during the eleven months ended November 30, 2010, and $57.7 million in 2009.

UNCONSOLIDATED VIE

We have established a VIE, primarily related to a debt issuance, of which we are not the primary beneficiary, and in which we do not have a variable interest. Therefore, we do not consolidate such entity. We calculate our maximum exposure to loss primarily to be the amount of debt issued to or equity invested in a VIE. Our on-balance sheet maximum exposure to loss associated with this unconsolidated VIE was $171.5 million at December 31, 2010 and $349.3 million at December 31, 2009. We had no off-balance sheet exposure to loss associated with this VIE at December 31, 2010 and December 31, 2009.

Note 19.  Derivative Financial Instruments

SLFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures (interest rate and currency) in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. SLFC’s derivative financial instruments consist of interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements.

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At December 31, 2010, equity-indexed debt and related swaps were immaterial.

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

Notes to Consolidated Financial Statements, Continued

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

Notional amounts of our swap agreements and foreign currency forward agreement and weighted average receive and pay rates were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Notional amount: Interest rate	$ 850,000	N/A*	$1,000,000	$1,750,000
Cross currency and cross currency interest rate	1,870,500	N/A	2,492,800	2,523,248
Equity-indexed	6,886	N/A	6,886	6,886
Total	$2,727,386	N/A	$3,499,686	$4,280,134
Weighted average receive rate	2.92%	N/A	3.28%	3.90%
Weighted average pay rate	4.12%	N/A	4.19%	4.65%

*

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

Notional amount maturities of our swap agreements and foreign currency forward agreement and the respective weighted average pay rates at December 31, 2010 were as follows:

	Notional	Weighted Average
(dollars in thousands)	Amount	Pay Rate
2011	$1,457,886	5.44%
2013	1,269,500	2.61
Total	$2,727,386	4.12%

Changes in the notional amounts of our swap agreements and foreign currency forward agreement were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008
Balance at beginning of period	$ 2,727,386	$ 3,499,686	$ 4,280,134	$ 6,236,680
New contracts	-	-	-	34,112
Expired contracts	-	(772,300)	(780,448)	(1,990,658)
Balance at end of period	$ 2,727,386	$ 2,727,386	$ 3,499,686	$ 4,280,134

Notes to Consolidated Financial Statements, Continued

New contracts in 2008 included notional amounts for foreign currency forward agreements for 17.3 million British Pounds ($34.1 million).

Fair value of derivative instruments presented on a gross basis (excluding the effect of master netting arrangements) by type and the effect of master netting arrangements were as follows:

	Notional	Hedging	Non-Designated Hedging
(dollars in thousands)	Amount	Instruments	Instruments
Successor Company December 31, 2010 Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 114,001	$ 75,159
Equity-indexed	6,886	-	1,720
Total excluding effect of master netting arrangements	1,877,386	114,001	76,879
Effect of master netting arrangements	N/A*	-	-
Total	N/A	$ 114,001	$ 76,879
Derivatives – Other Liabilities: Interest rate	$ 850,000	$ 40,057	$ -
Equity-indexed	6,886	-	213
Total excluding effect of master netting arrangements	856,886	40,057	213
Effect of master netting arrangements	N/A	-	-
Total	N/A	$ 40,057	$ 213
Predecessor Company December 31, 2009 Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 184,826	$105,791
Equity-indexed	6,886	-	1,645
Total excluding effect of master netting arrangements	1,877,386	184,826	107,436
Effect of master netting arrangements	N/A	(70,740)	(40,490)
Total	N/A	$ 114,086	$ 66,946
Derivatives – Other Liabilities: Interest rate	$1,000,000	$ 72,183	$ -
Cross currency and cross currency interest rate	622,300	39,047	-
Equity-indexed	6,886	-	483
Total excluding effect of master netting arrangements	1,629,186	111,230	483
Effect of master netting arrangements	N/A	(111,230)	-
Total	N/A	$ -	$ 483

* not applicable

Notes to Consolidated Financial Statements, Continued

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive (loss) income (effective portion), reclassified from accumulated other comprehensive (loss) income into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

	Effective		Ineffective
(dollars in thousands)	AOC(L)I*	From AOC(L)I to Other Revenues	Other Revenues
Successor Company One month ended December 31, 2010 Interest rate	$ 8,998	$ 7,538	$ 2,432
Cross currency and cross currency interest rate	16,553	16,434	1,127
Total	$ 25,551	$ 23,972	$ 3,559
Predecessor Company Eleven months ended November 30, 2010 Interest rate	$ 23,518	$ (5,032)	$ (2,822)
Cross currency and cross currency interest rate	122,402	142,916	(26,404)
Total	$145,920	$137,884	$(29,226)
Predecessor Company Year ended December 31, 2009 Interest rate	$ 38,907	$ 9,078	$ (3,529)
Cross currency and cross currency interest rate	56,046	3,877	(27,916)
Total	$ 94,953	$ 12,955	$(31,445)

* accumulated other comprehensive (loss) income

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

During the eleven months ended November 30, 2010 and the one month ended December 31, 2010, there were no instances in which we reclassified amounts from accumulated other comprehensive (loss) income to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

Notes to Consolidated Financial Statements, Continued

The amount recognized in other revenues for the fair value hedge that no longer qualifies for hedge accounting, the related hedged item, the matured cash flow hedges, and the non-designated hedging instruments were as follows:

	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments
Successor Company One month ended December 31, 2010
Cross currency and cross currency interest rate	$ -	$ -	$23,005
Equity-indexed	-	-	27
Total	$ -	$ -	$23,032
Predecessor Company Eleven months ended November 30, 2010
Cross currency and cross currency interest rate	$ -	$ -	$39,386
Equity-indexed	-	-	292
Total	$ -	$ -	$39,678
Predecessor Company Year ended December 31, 2009
Cross currency and cross currency interest rate	$(13,641)	$14,926	$49,410
Equity-indexed	-	-	277
Total	$(13,641)	$14,926	$49,687

We recognized gains of $68.8 million on the release of other comprehensive income related to cash flow hedge maturities, partially offset by a mark to market loss of $40.9 million on our non-designated cross currency derivative during the eleven months ended November 30, 2010. We recorded a derivative adjustment gain of $61.8 million, partially offset by a foreign exchange loss of $52.4 million in 2009. We recognized net gains of $1.3 million during 2009 in other revenues related to the ineffective portion of our fair value hedging instruments. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

SLFC is exposed to credit risk if counterparties to swap agreements do not perform. SLFC regularly monitors counterparty credit ratings throughout the term of the agreements. SLFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. In compliance with the authoritative guidance for fair value measurements, our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties.

Notes to Consolidated Financial Statements, Continued

Credit valuation adjustment gains (losses) recorded in other revenues for our non-designated derivative and in accumulated other comprehensive income for our cash flow hedges were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Credit valuation adjustment gains (losses): Non-designated derivative	$(1,571)	$11,980	$(11,288)	$(1,578)
Cash flow hedges	$ 1,306	$21,512	$(20,212)	$(2,265)

If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future. These derivatives are with AIGFP, a subsidiary of AIG.

See Note 31 for information on how we determine fair value on our derivative financial instruments.

Note 20.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Finance receivable related: Unearned premium reserves	$ 98,952	$110,644
Benefit reserves	82,560	87,068
Claim reserves	26,971	31,492
Subtotal	208,483	229,204
Non-finance receivable related: Benefit reserves	108,744	100,882
Claim reserves	22,976	20,788
Subtotal	131,720	121,670
Total	$340,203	$350,874

Notes to Consolidated Financial Statements, Continued

Our insurance subsidiaries enter into reinsurance agreements with other insurers (including subsidiaries of AIG). Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Non-affiliated insurance companies	$31,954	$33,978
Affiliated insurance companies	51,211	50,115
Total	$83,165	$84,093

Our insurance subsidiaries’ business reinsured to others was not significant during any of the last three years.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance, which is a comprehensive basis of accounting other than GAAP.

Reconciliations of statutory net income to GAAP net income (loss) were as follows*:

(dollars in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statutory net income	$ 44,830	$ 50,691	$ 27,831
Reserve changes	5,138	(5,158)	(3,828)
Income tax (charge) benefit	(5,092)	(9,362)	24,731
Realized (losses) gains	(4,038)	3,162	(46,207)
Amortization of interest maintenance reserve	2,906	2,764	1,177
Change in deferred policy acquisition costs	(2,819)	(7,687)	(2,197)
Writedown of goodwill	-	-	(12,104)
Other, net	(390)	(851)	(881)
GAAP net income (loss)	$ 40,535	$ 33,559	$(11,478)

*

We report our statutory financial information on a historical basis of accounting. We are not required and did not apply push-down accounting to the insurance subsidiaries on a statutory basis.

Notes to Consolidated Financial Statements, Continued

Reconciliations of statutory equity to GAAP equity were as follows*:

(dollars in thousands)	December 31, 2010	December 31, 2009
Statutory equity	$630,373	$578,132
Reserve changes	53,722	56,317
Decrease in carrying value of affiliates	(39,994)	(39,548)
Deferred policy acquisition costs	30,606	33,648
Net unrealized gains (losses)	17,360	(10,514)
Income tax (benefit) charge	(8,622)	547
Asset valuation reserve	2,150	5,978
Other, net	3,537	2,917
GAAP equity	$689,132	$627,477

*

We report our statutory financial information on a historical basis of accounting. We are not required and did not apply push-down accounting to the insurance subsidiaries on a statutory basis.

Note 21.  Other Liabilities

Components of other liabilities were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Salary and benefit liabilities (a)	$302,159	$ 8,448
Accrued interest on debt	146,468	189,295
Derivatives fair values	40,270	483
Escrow liabilities (b)	20,717	18,981
Uncashed checks, reclassified from cash	2,279	-
Surviving obligations under a mortgage servicing agreement (Note 4)	1,386	15,539
Other	94,509	96,952
Total	$607,788	$329,698

(a)

As a result of the FCFI Transaction, we applied push-down accounting and recognized a $285.6 million liability for our proportionate share of the projected benefit obligation.

(b)

Escrow liabilities at December 31, 2010 and 2009 reflected liabilities for mortgagors’ funds placed in escrow for future payments of insurance, tax, and other charges for real estate loans.

Note 22.  Capital Stock

SLFC has two classes of authorized capital stock:  special shares and common shares. SLFC may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Notes to Consolidated Financial Statements, Continued

Par value and shares authorized at December 31, 2010 were as follows:

	Par	Shares
	Value	Authorized
Special Shares	-	25,000,000
Common Shares	$0.50	25,000,000

Shares issued and outstanding at December 31, 2010 and 2009 were as follows:

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009
Special Shares	-	-
Common Shares	10,160,013	10,160,012

Note 23.  Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Net unrealized (losses) gains on: Investment securities and securities lending	$(4,272)	$ 5,251
Swap agreements	1,027	3,681
Retirement plan liabilities adjustment	425	(2,166)
Foreign currency translation adjustments	386	(4,920)
Accumulated other comprehensive (loss) income	$(2,434)	$ 1,846

At December 31, 2010, we have recognized gains of $0.1 million, compared to losses of $5.6 million at December 31, 2009, in accumulated other comprehensive income related to investment securities for which the credit-related portion of an other-than-temporary impairment has been recognized in earnings. In addition, accumulated other comprehensive income related to investment securities at December 31, 2009 included a valuation allowance of $10.6 million against the related deferred tax assets. There was no valuation allowance at December 31, 2010.

Notes to Consolidated Financial Statements, Continued

Note 24.  Retained Earnings

Certain debt agreements of the Company contain terms that could result in acceleration of payments. Under certain circumstances, an event of default or declaration of acceleration under the borrowing agreements of the Company could also result in an event of default and declaration of acceleration under other borrowing agreements of the Company.

Based upon SLFC’s financial results for the twelve months ended September 30, 2010, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2011. The mandatory trigger event required SLFC to defer interest payments to the junior subordinated debt holders (and not make dividend payments to SLFI) unless SLFC obtained non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date and paid such amount to the junior subordinated debt holders. During December 2010, SLFC received from SLFI the non-debt capital funding necessary to satisfy (and did pay) the January 2011 interest payments required by SLFC’s hybrid debt through SLFI’s purchase of SLFC common stock.

The Company’s one-year term loan (previously, a 364-day facility), which was repaid on March 25, 2010, included a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agreed to cause SLFC to maintain: (1) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (2) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). As a result of SLFC’s and SLFI’s repayment of their one-year term loans, the support agreement was terminated in accordance with its terms.

State law restricts the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, the Indiana Department of Insurance. During 2008, our insurance subsidiaries paid $116 million of dividends that did not require prior approval and received authority to pay up to $600 million in additional dividends before March 2009. Of this $600 million, the insurance subsidiaries paid $350 million in December 2008 and $200 million in first quarter 2009. At December 31, 2010, our insurance subsidiaries had statutory capital and surplus of $630.4 million.

Note 25.  Income Taxes

SLFI and all of its domestic U.S. subsidiaries, including SLFC, will file a 2010 consolidated tax return with the Internal Revenue Service (IRS) for the one month ended December 31, 2010, due to the FCFI Transaction. Our foreign subsidiaries file tax returns in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom. Prior to the FCFI Transaction, including the eleven months ended November 30, 2010, SLFC and all of its domestic U.S. subsidiaries were included in AIG’s consolidated federal income tax return. Prior to the FCFI Transaction, we provided federal income taxes as if SLFC and the domestic U.S. subsidiaries of SLFC filed separate tax returns and paid taxes to or received tax benefits from AIG accordingly under a tax sharing agreement.

Notes to Consolidated Financial Statements, Continued

Components of (benefit from) provision for income taxes were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Federal: Current	$ 4,557	$(242,268)	$(413,661)	$ 24,277
Deferred	(7,256)	111,258	89,367	(225,447)
Deferred - valuation allowance	-	(111,258)	(89,367)	564,343
Total federal	(2,699)	(242,268)	(413,661)	363,173
Foreign: Current	(177)	(918)	(1,783)	(2,685)
Deferred	6	1,791	(648)	(492)
Total foreign	(171)	873	(2,431)	(3,177)
State: Current	731	1,309	1,310	(6,376)
Deferred	-	50,711	(89,210)	(13,540)
Deferred - valuation allowance	-	(50,711)	89,210	42,461
Total state	731	1,309	1,310	22,545
Total	$(2,139)	$(240,086)	$(414,782)	$382,541

Benefit from income taxes of $240.1 million for the eleven months ended November 30, 2010 principally relates to $242.3 million income tax receivable from AIG and a $111.3 million change in net deferred tax assets offset by an equal release of the valuation allowance. In connection with the closing of the FCFI Transaction, AIG and SLFI amended their tax sharing agreement, which terminated on the closing, (1) to provide that the parties’ payment obligations under the tax sharing agreement were limited to the payments required to be made by AIG to SLFI with respect to the 2009 taxable year, and (2) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to SLFI. Due to the amendment of the tax sharing agreement, SLFI did not receive the payment for the tax period ending November 30, 2010. As a result, we recorded a dividend to SLFI for the amount of the income tax receivable at the closing of the FCFI Transaction.

Benefit from income taxes for the one month ended December 31, 2010 reflects the bargain purchase gain, tax exempt interest, and state income tax. Benefit from income taxes also reflects our tax position on a stand alone basis since we no longer are included in AIG’s consolidated federal income tax return due to the FCFI Transaction.

Benefit from income taxes in 2009 reflected AIG’s projection that it would have sufficient taxable income in 2009 to utilize our 2009 estimated tax losses. Previously, these losses had been classified as deferred tax assets that were subject to a full valuation allowance.

Notes to Consolidated Financial Statements, Continued

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

We recorded a current state tax provision for the eleven months ended November 30, 2010 and in 2009 attributable to profitable operations in certain states in which we do business that could not be offset against losses incurred in other states. We recorded a current income tax provision for federal and state purposes for the one month ended December 31, 2010 based on the operations of the Company for the one month period.

(Benefit from) provision for foreign income taxes includes our foreign subsidiaries that operate in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

	Successor Company		Predecessor Company
	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Bargain purchase gain	(35.17)	-	-	-
State income taxes	.03	.35	5.13	1.00
Valuation allowance	-	45.50	4.83	(65.23)
Outside basis	-	18.80	-	-
Writedown of goodwill	-	-	-	(12.73)
Correction of accounting error	-	-	-	-
Other, net	(.01)	(1.47)	1.72	.59
Effective income tax rate	(.15)%	98.18%	46.68%	(41.37)%

The effective income tax rate for the eleven months ended November 30, 2010 reflected the release of the valuation allowance, partially offset by tax exempt interest and the effect of recording a deferred tax on the outside basis on our foreign entities.

The effective income tax rate for the one month ended December 31, 2010 differed from the statutory tax rate primarily due to the impact of the bargain purchase gain.

The effective income tax rate for 2009 reflected the movement of the valuation allowance, partially offset by tax exempt interest.

The negative effective income tax rate for 2008 reflected the establishment of a deferred tax asset valuation allowance of $603.2 million, partially offset by tax benefits on our pretax loss, tax-exempt interest, and the impairment of non-deductible goodwill.

Notes to Consolidated Financial Statements, Continued

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Successor Company	Predecessor Company	Predecessor Company
(dollars in thousands)	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009
Balance at beginning of period	$ -	$ -	$ 121
Increases in tax positions for prior years	-	-	-
Decreases in tax positions for prior years	-	-	-
Increases in tax positions for current year	-	-	-
Lapse in statute of limitations	-	-	(121)
Settlements	-	-	-
Balance at end of period	$ -	$ -	$ -

Our unrecognized tax benefit (all of which would affect the effective tax rate if recognized), excluding interest and penalties, was zero at December 31, 2010 and December 31, 2009.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010 and December 31, 2009, we had accrued zero for the payment of interest (net of the federal benefit) and penalties. We recognized a benefit of $0.1 million of interest and penalties in income tax expense in 2009.

In addition, under the terms of the sale of SLFI, AIG and FCFI have made certain customary representations, warranties and covenants in the stock purchase agreement and AIG agreed to provide the purchaser with certain indemnities, including prior tax positions. Accordingly, any liability for prior tax positions would be offset by this indemnity.

We continually evaluate proposed adjustments by taxing authorities. At December 31, 2010, such proposed adjustments would not result in a material change to our consolidated financial condition.

The IRS has completed examinations of AIG’s tax returns through 1999. The IRS has also completed examinations of SLFI’s former direct parent company’s tax returns through 2000. Although a Revenue Agent’s Report has not yet been issued for the years ended December 31, 2001 or 2002, AIG has received a notice of proposed adjustments for certain items during that period from the IRS. The portion of proposed adjustments attributable to SLFC was immaterial. Under the indemnity arising from the FCFI Transaction, it is not expected that SLFC would have any liability for historical tax positions for periods through and including November 30, 2010.

Notes to Consolidated Financial Statements, Continued

Components of deferred tax assets and liabilities were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Deferred tax assets: Pension	$ 12,569	$ -
Legal reserve	11,375	-
Insurance reserves	8,010	-
Allowance for finance receivable losses	7,190	$ 530,834
Market discount	7,062	-
Fixed assets	4,013	-
Deferred insurance commissions	500	1,450
Supervisory agreement obligations	485	5,439
Net operating losses and tax attributes	-	140,980
State taxes	-	85,586
Derivatives	-	30,541
Deferred intercompany revenue	-	23,920
Other	7,172	45,424
Total	58,376	864,174
Deferred tax liabilities: Debt writedown	536,611	-
Non-deductible other intangibles	28,289	189
State taxes	12,404	-
Securitization	8,973	202,439
Loan origination costs	1,168	16,124
Mark to market	-	111,382
Fixed assets	-	2,664
Other	7,605	1,033
Total	595,050	333,831
Net deferred tax (liabilities) assets before valuation allowance	(536,674)	530,343
Valuation allowance	-	(521,258)
Net deferred tax (liabilities) assets	$(536,674)	$ 9,085

At December 31, 2010, we did not have a federal net operating loss carryforward due to the FCFI Transaction. At December 31, 2009, we had a federal net operating loss carryforward of $116.3 million, which was retained by AIG. Net operating loss carryforwards may be carried forward for twenty years from the date they were incurred. At December 31, 2010, we had a capital loss carryforward of $0.4 million, which may be carried forward for five years. At December 31, 2009, we had a capital loss carryforward of $24.3 million, which was retained by AIG.

At December 31, 2010, a valuation allowance was not required on our deferred tax assets. At December 31, 2009, we had a deferred tax asset valuation allowance of $521.3 million to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $9.1 million at December 31, 2009, which reflected the net deferred tax asset of our Puerto Rico subsidiary.

We released $111.3 million of the valuation allowance as an additional income tax benefit during the eleven months ended November 30, 2010 as a result of the change in the deferred tax asset during the period. The remaining balance of the valuation allowance was reversed as a result of the FCFI Transaction.

Notes to Consolidated Financial Statements, Continued

At December 31, 2010, other liabilities included $ 4.6 million of net current federal income tax payable and $536.7 million of net deferred tax liabilities, compared to $461.2 million of net current federal income tax receivable and $9.1 million of net deferred tax assets, respectively, at December 31, 2009. At December 31, 2010 and 2009, deferred and accrued taxes consisted of $6.3 million of non-income based taxes.

The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $9.9 million of undistributed earnings from non-U.S. subsidiaries as of December 31, 2010 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability; however, the amount of the tax and credits is not practically determinable.

Note 26.  Lease Commitments, Rent Expense, and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis and the amortization of the lease intangibles recorded as a result of the FCFI Transaction, were as follows:

Lease
(dollars in thousands)	Commitments*
First quarter 2011	$ 10,575
Second quarter 2011	10,173
Third quarter 2011	9,523
Fourth quarter 2011	8,809
2011	39,080
2012	28,668
2013	19,498
2014	11,485
2015	5,528
2016+	4,829
Total	$109,088

*

Includes $5.3 million of rental commitments for leased office space at closed locations (included in other liabilities at December 31, 2010).

In addition to rent, the Company pays taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $3.6 million for the one month ended December 31, 2010, $41.3 million for the eleven months ended November 30, 2010, $57.9 million in 2009, and $79.8 million in 2008. We anticipate minimum annual rental commitments in 2011 to be less than the amount of rental expense incurred in 2010 primarily due to the closing of 46 branch offices in 2010.

SLFC and certain of its subsidiaries are parties to various legal proceedings, including certain purported class action claims such as the one described below, arising in the ordinary course of business. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts, if any, that will ultimately be paid arising from these legal proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the continued occurrences of large damage awards in general in the United States, including, in some

Notes to Consolidated Financial Statements, Continued

jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding.

King v. American General Finance, Inc., Case No. 96-CP-38-595 in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, Plaintiffs assert class action claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, inter alia, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. The Plaintiffs and SLFI have filed various motions, which remain pending. The case was recently reassigned to a new judge, who will hear and rule on the motions, including Plaintiffs’ motion for summary judgment. SLFI has filed additional motions to be heard by the new judge. Based on Plaintiffs’ allegations, if the case proceeds as a class action and if the court should find liability, the size of the class will range from about 5,000 to 9,000 members depending upon the final class definition. The statute provides for a penalty range of $1,500 to $7,500 per class member, to be determined by the judge. SLFI is defending the case vigorously.

Note 27.  Supplemental Cash Flow Information

Supplemental disclosure of certain cash flow information was as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest paid	$ 201,411	$ 833,623	$1,068,051	$1,218,736
Income taxes (received) paid	45	(454,430)	35,470	28,517

Supplemental disclosure of non-cash activities was as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Transfer of finance receivables held for sale to finance receivables held for investment	$ -	$655,565	$ -	$ -
Dividend of income tax receivable to SLFI	$ -	$705,502	$ -	$ -
Transfer of finance receivables to real estate owned	$28,709	$258,690	$ 310,180	$205,020
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$ -	$ -	$1,848,347	$972,514

Notes to Consolidated Financial Statements, Continued

Note 28.  Benefit Plans

We continued to participate in various benefit plans sponsored by AIG through December 31, 2010 in accordance with the terms of the FCFI Transaction. These plans included a noncontributory qualified defined benefit retirement plan, post retirement health and welfare and life insurance plans, various stock option, incentive and purchase plans, and a 401(k) plan. The Company’s employees in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom, as well as WFI’s employees, do not participate in these benefit plans.

As a result of the FCFI Transaction, we applied push-down accounting, and recognized a $285.6 million liability for our proportionate share of the projected benefit obligation and recorded a receivable from AIG Retirement Plan of $270.0 million for our allocated share of the plan assets pursuant to the terms of the stock purchase agreement. On January 1, 2011, as a requirement of the sale, we established a defined benefit retirement plan (the Retirement Plan) on substantially the same terms as the existing AIG plans.

PENSION PLANS

Pension plan expense allocated to the Company by AIG was $1.3 million for the one month ended December 31, 2010, $11.5 million for the eleven months ended November 30, 2010, $15.0 million for 2009, and $7.5 million for 2008. AIG’s U.S. pension plans do not separately identify projected benefit obligations and pension plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations of $3.9 billion for its U.S. pension plans exceeded the plan assets at December 31, 2010 by $453.2 million.

The Company’s employees in Puerto Rico and the U.S. Virgin Islands participate in a defined benefit pension plan sponsored by CommoLoCo, Inc. The disclosures related to this plan are immaterial to the financial statements of the Company.

Notes to Consolidated Financial Statements, Continued

SHARE-BASED COMPENSATION PLANS

We recorded share-based compensation expense of $15.3 million and $7.2 million in 2010 and 2009, respectively.

During 2010, our employees participated in the following AIG share-based employee compensation plans:

Employee Plans

•

AIG 1999 Stock Option Plan, as amended (1999 Plan) (superseded by the 2007 Plan);

•

AIG 2002 Stock Incentive Plan, as amended (2002 Plan) under which AIG has issued time-vested restricted stock units (RSUs) and performance restricted stock units (performance RSUs) (superseded by the 2007 Plan);

•

AIG 2007 Stock Incentive Plan, as amended (2007 Plan) under which AIG has issued RSUs, performance RSUs and restricted stock (superseded by the 2010 Plan);

•

AIG 2010 Stock Incentive Plan, as amended (2010 Plan), under which AIG has issued restricted stock;

•

AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP) – the AIG DCPPP was adopted as a replacement for the SICO Plans for the 2005-2006 period. Share-based employee compensation earned under the AIG DCPPP was granted as time-vested RSUs under the 2002 Plan;

•

AIG Partners Plan – the AIG Partners Plan replaced the AIG DCPPP. Share-based employee compensation awarded under the AIG Partners Plan was granted as performance-based RSUs under the 2002 Plan, except for the December 2007 grant which was made under the 2007 Plan; and

•

Starr International Company, Inc.’s Deferred Compensation Profit Participation Plans (SICO Plans).

Other Awards

•

Troubled Asset Relief Program Executive Compensation

Note 29.  Segment Information

See Note 1 for a description of our business segments.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 2, except we exclude realized gains and losses from segment investment revenues.

We intend intersegment sales and transfers to approximate the amounts segments would earn if dealing with third parties.

We report our segment totals using the historical basis of accounting because management analyzes each business segment on a historical basis. However, in order to reconcile to total consolidated financial statement amounts we are presenting our segment totals at or for the one month ended December 31, 2010 and for the eleven months ended November 30, 2010.

The following tables display information about the Company’s segments as well as reconciliations to the consolidated financial statement amounts.

Notes to Consolidated Financial Statements, Continued

	Branch	Centralized Real Estate	Insurance	All		Push-down Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Adjustments	Total
Successor Company At or for the one month ended December 31, 2010 Revenues: External: Finance charges	$ 113,257	$ 30,219	$ -	$ (43)	$ -	$ 35,374	$ 178,807
Insurance	31	-	11,280	7	-	(49)	11,269
Other	1,166	(441)	4,845	4,831	(1,419)	10,874	19,856
Intercompany	5,704	99	(4,485)	(1,318)	-	-	-
Interest expense	48,340	26,422	-	14,292	(246)	28,868	117,676
Operating expenses	46,657	2,942	1,787	3,174	-	2,823	57,383
Provision for finance receivable losses	55,969	(15,560)	-	7	(223)	(1,488)	38,705
Bargain purchase gain	-	-	-	-	-	1,477,066	1,477,066
Pretax (loss) income	(30,808)	16,073	5,118	(13,951)	(950)	1,493,167	1,468,649
Assets	9,908,100	5,520,569	876,639	2,501,031	1,440	(674,819)	18,132,960
Predecessor Company At or for the eleven months ended November 30, 2010 Revenues: External: Finance charges	$1,317,057	$ 338,356	$ -	$ (2,366)	$ -	$ -	$ 1,653,047
Insurance	368	-	113,131	105	-	-	113,604
Other	(15,583)	27,502	51,821	95,229	(10,626)	-	148,343
Intercompany	59,357	988	(45,040)	(15,305)	-	-	-
Interest expense	539,053	299,411	-	146,720	(6,820)	-	978,364
Operating expenses	593,203	76,155	19,900	4,063	-	-	693,321
Provision for finance receivable losses	231,774	212,015	-	2,763	(2,279)	-	444,273
Pretax (loss) income	(2,831)	(220,735)	54,941	(74,388)	(1,527)	-	(244,540)
Assets	N/A*	N/A	N/A	N/A	N/A	-	N/A

*

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

Notes to Consolidated Financial Statements, Continued

	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Predecessor Company At or for the year ended December 31, 2009 Revenues: External: Finance charges	$ 1,710,756	$ 440,231	$ -	$ (10,026)	$ -	$ 2,140,961
Insurance	481	-	136,415	51	-	136,947
Other	(35,107)	(78,590)	58,705	446	(6,526)	(61,072)
Intercompany	69,540	2,196	(54,301)	(17,435)	-	-
Interest expense	562,510	340,040	-	160,295	(12,681)	1,050,164
Operating expenses	636,645	61,193	21,086	11,685	(461)	730,148
Provision for finance receivable losses	882,036	368,139	-	2,274	11,312	1,263,761
Pretax (loss) income	(335,521)	(405,535)	55,720	(198,615)	(4,696)	(888,647)
Assets	10,996,168	6,463,774	937,684	4,190,733	(762)	22,587,597
Predecessor Company At or for the year ended December 31, 2008 Revenues: External: Finance charges	$ 1,965,787	$ 638,877	$ -	$ (17,497)	$ -	$ 2,587,167
Insurance	541	-	155,649	2,906	-	159,096
Other	(25,970)	8,378	97,402	7,422	(99,229)	(11,997)
Intercompany	76,391	2,124	(61,975)	(16,540)	-	-
Interest expense	636,001	453,776	-	130,058	(9,915)	1,209,920
Operating expenses	845,789	197,144	36,707	231,288	(710)	1,310,218
Provision for finance receivable losses	766,353	292,289	-	(90)	10,277	1,068,829
Pretax (loss) income	(231,394)	(293,830)	82,334	(382,922)	(98,881)	(924,693)
Assets	14,063,143	9,695,656	1,034,474	1,287,912	(2,693)	26,078,492

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

Notes to Consolidated Financial Statements, Continued

Note 30.  Interim Financial Information (Unaudited)

Our quarterly statements of operations for 2010 were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended Dec. 31, 2010	Two Months Ended Nov. 30, 2010	Quarter Ended Sep. 30, 2010	Quarter Ended June 30, 2010	Quarter Ended Mar. 31, 2010
Revenues Finance charges	$ 178,807	$287,773	$ 444,414	$451,874	$468,986
Insurance	11,269	19,970	30,753	31,361	31,520
Finance receivables held for sale originated as held for investment	-	-	-	9,547	10,871
Investment	431	6,556	12,965	10,616	7,650
Other	19,425	(17,489)	24,562	3,067	79,998
Total revenues	209,932	296,810	512,694	506,465	599,025
Expenses Interest expense	117,676	177,408	277,577	266,386	256,993
Operating expenses: Salaries and benefits	30,860	67,462	123,111	97,951	99,388
Other operating expenses	26,523	42,811	95,819	85,717	81,062
Provision for finance receivable losses	38,705	85,471	119,227	54,954	184,621
Insurance losses and loss adjustment expenses	4,585	7,442	9,304	11,246	15,584
Total expenses	218,349	380,594	625,038	516,254	637,648
Bargain purchase gain	1,477,066	-	-	-	-
Income (loss) before benefit from income taxes	1,468,649	(83,784)	(112,344)	(9,789)	(38,623)
Benefit from income taxes	(2,139)	(44,404)	(90,585)	(54,030)	(51,067)
Net income (loss)	$1,470,788	$(39,380)	$ (21,759)	$ 44,241	$ 12,444

Notes to Consolidated Financial Statements, Continued

Our quarterly statements of operations for 2009 were as follows:

	Predecessor Company
(dollars in thousands)	Quarter Ended Dec. 31, 2009	Quarter Ended Sep. 30, 2009	Quarter Ended June 30, 2009	Quarter Ended Mar. 31, 2009
Revenues Finance charges	$ 478,936	$ 520,842	$ 553,817	$ 587,366
Insurance	34,021	33,888	33,980	35,058
Finance receivables held for sale originated as held for investment	14,695	(3,485)	(68,243)	(14,692)
Investment	13,446	12,071	14,729	8,649
Other	9,009	26,823	(42,876)	(31,198)
Total revenues	550,107	590,139	491,407	585,183
Expenses Interest expense	258,810	273,890	249,057	268,407
Operating expenses: Salaries and benefits	95,533	100,790	113,733	111,224
Other operating expenses	71,152	75,398	87,364	74,954
Provision for finance receivable losses	404,027	252,315	256,472	350,947
Insurance losses and loss adjustment expenses	13,904	14,237	16,480	16,789
Total expenses	843,426	716,630	723,106	822,321
Loss before (benefit from) provision for income taxes	(293,319)	(126,491)	(231,699)	(237,138)
(Benefit from) provision for income taxes	(55,808)	(357,936)	(4,483)	3,445
Net (loss) income	$(237,511)	$ 231,445	$(227,216)	$(240,583)

Notes to Consolidated Financial Statements, Continued

Note 31.  Fair Value Measurements

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

Management is responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting methodologies and assumptions. Third-party valuation service providers are employed to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When the valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, we may validate the reasonableness of fair values by comparing information obtained from the valuation service providers to other third-party valuation sources for selected securities. We also validate prices for selected securities obtained from brokers through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

On November 30, 2010, FCFI indirectly acquired an 80% economic interest in SLFI from ACC. AIG, through ACC, indirectly retained a 20% economic interest in SLFI. Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards.

Notes to Consolidated Financial Statements, Continued

FAIR VALUE HIERARCHY

We measure and classify assets and liabilities recorded at fair value in the consolidated balance sheets in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the market place used to measure the fair values. In general, we determine the fair value measurements classified as Level 1 based on inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We generally obtain market price data from exchange or dealer markets. We do not adjust the quoted price for such instruments.

We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Prior to 2011, we outsourced the investment of a portion of our liquid assets to AIG, which, as agent, invested our liquid assets together with other AIG subsidiaries and maintained these assets in common pools. Our interest in these jointly owned investments that are disclosed in the fair value table represented negotiable instruments. The carrying value of these negotiable instruments approximated fair value, as similar and identical instruments trade at price levels with a similar discount to par. The prices for trades of similar and identical instruments were observable and therefore were consistent with Level 2 in the fair value hierarchy. Effective January 1, 2010, we no longer held investments in these AIG pool funds. We invested a portion of the proceeds from exiting these funds in Level 1 assets managed by a third party on our behalf, under the supervision and control of our investment committee. The remaining proceeds were held as cash.

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

Notes to Consolidated Financial Statements, Continued

Fair Value Measurements – Recurring Basis

On a recurring basis, we measure the fair value of investment securities, cash and cash equivalents, short-term investments, and derivative assets and liabilities. The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting (a)	At Fair Value
Successor Company December 31, 2010 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,392	$ -	$ -	$ 9,392
Obligations of states, municipalities, and political subdivisions	-	223,967	-	-	223,967
Corporate debt	-	339,638	3,110	-	342,748
RMBS	-	126,503	1,623	-	128,126
CMBS	-	2,625	7,841	-	10,466
CDO/ABS	-	6,671	11,263	-	17,934
Total	-	708,796	23,837	-	732,633
Preferred stocks	-	4,753	-	-	4,753
Other long-term investments (b)	-	-	6,432	-	6,432
Common stocks (c)	117	-	5	-	122
Total	117	713,549	30,274	-	743,940
Cash and cash equivalents in mutual funds	88,703	-	-	-	88,703
Short-term investments	-	10	-	-	10
Derivatives: Cross currency and cross currency interest rate	-	189,160	-	-	189,160
Equity-indexed	-	-	1,720	-	1,720
Total	-	189,160	1,720	-	190,880
Total	$88,820	$902,719	$31,994	$ -	$1,023,533
Liabilities
Derivatives: Cross currency and cross currency interest rate	$ -	$ 40,057	$ -	$ -	$ 40,057
Equity-indexed	-	213	-	-	213
Total	$ -	$ 40,270	$ -	$ -	$ 40,270
Predecessor Company December 31, 2009 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,184	$ -	$ -	$ 9,184
Obligations of states, municipalities, and political subdivisions	-	234,252	-	-	234,252
Corporate debt	-	308,236	49,978	-	358,214
RMBS	-	79,242	449	-	79,691
CMBS	-	5,357	7,841	-	13,198
CDO/ABS	-	11,300	11,381	-	22,681
Total	-	647,571	69,649	-	717,220
Preferred stocks	-	3,644	-	-	3,644
Other long-term investments (b)	-	-	7,758	-	7,758
Common stocks	3,013	-	261	-	3,274
Total	3,013	651,215	77,668	-	731,896
Cash and cash equivalents in AIG pools	-	36,123	-	-	36,123
Derivatives	-	290,617	1,645	(111,230)	181,032
Total	$ 3,013	$977,955	$79,313	$(111,230)	$ 949,051
Liabilities
Derivatives	$ -	$111,713	$ -	$(111,230)	$ 483

Notes to Consolidated Financial Statements, Continued

(a)

Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with the authoritative guidance for certain contracts.

(b)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.4 million at December 31, 2010 and 2009.

(c)

Common stocks excluded stocks not carried at fair value of $0.6 million at December 31, 2010.

We had no transfers between Level 1 and Level 2 during 2010.

The following table presents changes during 2010 and 2009 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Balance at end of period
Successor Company One month ended December 31, 2010 Investment securities: Bonds: Corporate debt	$ 3,127	$ (3)	$ (14)	$ -	$ -	$ 3,110
RMBS	2,036	334	(726)	(21)	-	1,623
CMBS	7,409	41	414	(23)	-	7,841
CDO/ABS	11,224	13	110	(84)	-	11,263
Total	23,796	385	(216)	(128)	-	23,837
Other long-term investments (b)	6,728	221	(221)	(296)	-	6,432
Common stocks	5	-	-	-	-	5
Total investment securities	30,529	606	(437)	(424)	-	30,274
Derivatives	1,991	(271)	-	-	-	1,720
Total assets	$32,520	$ 335	$ (437)	$ (424)	$ -	$31,994
Predecessor Company Eleven months ended November 30, 2010 Investment securities: Bonds: Corporate debt	$49,978	$ 523	$ 921	$(14,251)	$(34,044)	$ 3,127
RMBS	449	(721)	889	(54)	1,473	2,036
CMBS	7,841	(6,815)	7,781	(5,535)	4,137	7,409
CDO/ABS	11,381	(5)	1,824	(2,457)	481	11,224
Total	69,649	(7,018)	11,415	(22,297)	(27,953)	23,796
Other long-term investments (a)	7,758	186	597	(1,813)	-	6,728
Common stocks	261	(2)	2	300	(556)	5
Total investment securities	77,668	(6,834)	12,014	(23,810)	(28,509)	30,529
Derivatives	1,645	319	-	27	-	1,991
Total assets	$79,313	$(6,515)	$12,014	$(23,783)	$(28,509)	$32,520

(a)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.4 million at November 30, 2010 and December 31, 2010.

Notes to Consolidated Financial Statements, Continued

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Other (a)	Balance at end of period
Predecessor Company Year Ended December 31, 2009 Investment securities: Bonds: Corporate debt	$47,323	$ 49	$ 12,884	$(2,283)	$(7,995)	$ -	$49,978
RMBS	394	(26)	(348)	(35)	(220)	684	449
CMBS	9,633	(79)	(6,026)	(1,415)	-	5,728	7,841
CDO/ABS	5,672	(1,585)	(12,520)	(2,145)	8,388	13,571	11,381
Total	63,022	(1,641)	(6,010)	(5,878)	173	19,983	69,649
Other long-term investments (b)	9,579	654	(1,345)	(1,130)	-	-	7,758
Common stocks	7	-	(1)	-	255	-	261
Total investment securities	72,608	(987)	(7,356)	(7,008)	428	19,983	77,668
Derivatives	1,341	222	-	82	-	-	1,645
Total assets	$73,949	$ (765)	$ (7,356)	$(6,926)	$ 428	$19,983	$79,313

(a)

We adopted a new accounting standard relating to the recognition and presentation of other-than-temporary impairments on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of level 3 investment securities by $20.0 million.

(b)

Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.4 million at December 31, 2009.

During the eleven months ended November 30, 2010, we transferred into Level 3 approximately $24.1 million of assets, consisting of certain private placement corporate debt, CMBS, CDO/ABS, and RMBS. During 2009, we transferred into Level 3 approximately $49.3 million of assets, consisting of certain private placement corporate debt, RMBS, and CDO/ABS. Transfers into Level 3 for private placement corporate debt are primarily the result of our over-riding third-party matrix pricing information downward to better reflect the additional risk premium associated with those securities that we believe were not captured in the matrix. Transfers into Level 3 for investments in CMBS, CDO/ABS, and RMBS are primarily due to a decrease in market transparency and downward credit migration of these securities.

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the eleven months ended November 30, 2010, we transferred approximately $52.6 million of assets out of Level 3, consisting of certain private placement corporate debt, CDO/ABS, and common stock. During 2009, we transferred approximately $49.1 million of assets out of Level 3, consisting of certain private placement corporate debt, RMBS, and CDO/ABS. Transfers out of Level 3 for private placement corporate debt and common stock are primarily the result of using observable pricing information or a third-party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for RMBS and CDO/ABS investments are primarily due to increased usage of pricing from valuation service providers that are reflective of market activity, where previously an internally adjusted price had been used.

Notes to Consolidated Financial Statements, Continued

There were no unrealized gains or losses recognized in earnings on instruments held at December 31, 2010 or 2009.

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

At December 31, 2010 and 2009, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during the one month ended December 31, 2010, eleven months ended November 30, 2010, and in 2009 as follows:

	Fair Value Measurements Using				Impairment
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Charges
Successor Company At or for the one month ended December 31, 2010 Real estate owned	$ -	$ -	$210,473	$210,473	$ 2,940
Predecessor Company At or for the eleven months ended November 30, 2010 Real estate owned	N/A*	N/A	N/A	N/A	$ 36,930
Predecessor Company At or for the year ended December 31, 2009 Real estate owned	$ -	$ -	$162,980	$162,980	$ 34,283
Finance receivables held for sale	-	-	687,969	687,969	93,684
Total	$ -	$ -	$850,949	$850,949	$127,967

*

Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2010 and 2009; therefore, balance sheet information at November 30, 2010 is not applicable.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value during the one month ended December 31, 2010, the eleven months ended November 30, 2010, and in 2009 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

Notes to Consolidated Financial Statements, Continued

In accordance with the authoritative guidance for the accounting for certain mortgage banking activities, we wrote down certain finance receivables held for sale reported in our centralized real estate business segment to their fair value during 2009 and recorded the writedowns in other revenues. We did not record any impairment charges on our finance receivables held for sale during 2010.

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

	Successor Company		Predecessor Company
	December 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$14,164,478	$13,976,987	$16,699,075	$15,583,182
Cash and cash equivalents (excluding cash and cash equivalents in mutual funds, AIG pools, and short-term investments)	1,292,821	1,292,821	1,256,498	1,256,498
Liabilities Long-term debt	14,940,989	15,045,128	17,475,107	14,674,482
Short-term debt	-	-	2,050,000	2,016,243
Off-balance sheet financial instruments Unused customer credit limits	-	-	-	-

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS –

VALUATION METHODOLOGIES AND ASSUMPTIONS

We used the following methods and assumptions to estimate fair value.

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, both non-impaired and credit impaired, were determined using discounted cash flow methodologies. The application of these methodologies required us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied was significant in light of the current capital market and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent weaknesses in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

Real Estate Owned

We initially based our estimate of the fair value on third-party appraisals at the time we took title to real estate owned. Subsequent changes in fair value are based upon management’s judgment of national and local economic conditions to estimate a price that would be received in a then current transaction to sell the asset.

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

Notes to Consolidated Financial Statements, Continued

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

Notes to Consolidated Financial Statements, Continued

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

The unused credit limits available to the customers of AIG Bank, which sold private label receivables to us under a participation agreement, had no fair value. The interest rates charged on the private label lines of credit could have been changed at AIG Bank’s discretion. These amounts, in part or in total, could have been cancelled at the discretion of AIG Bank. See Note 6 for information regarding the termination of this participation agreement on September 30, 2010.

Note 32.  Legal Settlements

In March 2010, WFI and AIG Bank settled a civil lawsuit brought by the United States Department of Justice (DOJ) for alleged violations of the Fair Housing Act and the Equal Credit Opportunity Act. The DOJ alleged that WFI and AIG Bank allowed independent wholesale mortgage loan brokers to charge certain minority borrowers higher broker fees than were charged to certain other borrowers between 2003 and 2006. WFI and AIG Bank denied any legal violation, and maintained that at all times they conducted their lending and other activities in compliance with fair-lending and other laws. As part of the settlement, WFI and AIG Bank agreed to provide $6.1 million for borrower remediation. In March 2010, we paid $6.1 million into an escrow account pursuant to the terms of the settlement agreement with the DOJ. Upon completion of the remediation, all remaining funds will be distributed for consumer education purposes. In the event that the remaining funds do not total at least $1 million, AIG Bank and WFI have agreed to replenish the fund up to $1 million for distribution for educational purposes. In addition, AIG Bank and WFI will incur certain costs associated with administering the settlement. WFI is obligated to indemnify AIG Bank for all amounts that AIG Bank is required to pay pursuant to the terms of the DOJ settlement.

In June 2010, MorEquity settled certain claims relating to the sale of mortgage loans by MorEquity. The opposing parties alleged that they had a binding contract to purchase such loans in 2008, while MorEquity claimed that no such contract existed. On June 17, 2010, MorEquity paid $12.5 million to resolve the dispute.

Notes to Consolidated Financial Statements, Continued

Note 33.  Subsequent Events

Subservicing and Refinance Agreements

On January 31, 2011, MorEquity, Springleaf Home Equity, Inc. (formerly American General Home Equity, Inc.), and Springleaf Financial Services of Arkansas, Inc. (formerly American General Financial Services of Arkansas, Inc.) (collectively, the Owners), each of which is a direct or indirect subsidiary of SLFC, entered into a subservicing agreement with Nationstar Mortgage LLC (Nationstar), dated as of February 1, 2011, whereby all of the centralized real estate mortgage loans from time to time owned by the Owners (approximately $3.3 billion as of December 31, 2010) (the Portfolio Loans) will be subserviced by Nationstar. Nationstar is a non-subsidiary affiliate of SLFC and the Owners.

On January 31, 2011, MorEquity and Nationstar also entered into a subservicing agreement, dated as of February 1, 2011, whereby Nationstar subservices certain residential mortgage loans that MorEquity previously serviced for our 2010 securitization, known as the American General Mortgage Loan Trust 2010-1, totaling approximately $917.6 million as of December 31, 2010 (the Securitized Loans). The Portfolio Loans and the Securitized Loans are referred to as the “Loans.”

The subservicing agreements require Nationstar to subservice the Loans on behalf of the Owners consistent with its normal servicing practices and, as applicable, the terms of the Loans and securitization documents. The subservicing agreements will not affect the servicing of branch-based mortgage loans by other SLFC subsidiaries. Nationstar will receive certain fees for its subservicing services, including the right to retain certain income incidental to servicing. Nationstar started subservicing on February 1, 2011.

The Owners also entered into a marketing agreement on September 24, 2010 with Nationstar, permitting Nationstar to refinance certain first lien mortgage loans of existing customers of the Owners. On February 16, 2011, the Owners, by an amendment to the marketing agreement, further agreed to pay closing costs and reduce the principal amount of any such refinancing in an amount not to exceed six percent of the unpaid balance of the loan. Approximately $10.6 million in first mortgages have been modified under the refinancing program as of December 31, 2010, and Nationstar has received approximately $0.2 million from the Owners to pay closing costs and reduce the principal amount of refinancings under the marketing agreement as of February 28, 2011.

Name Change

On February 11, 2011, we amended Article I of the Company’s Articles of Incorporation to change the Company’s name to “Springleaf Finance Corporation.” The name change was effective on March 7, 2011.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

The Company’s management is responsible for establishing and maintaining an effective system of internal control over financial reporting. We established this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to a Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In addition, a Code of Ethics was adopted for Principal Executive and Senior Financial Officers that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and Controller. We do not allow loans to executive officers. The Company’s system of internal control over financial reporting includes a documented organizational structure and policies and procedures that we communicate throughout the Company. The internal audit department continually monitors the operation of our internal controls and reports their findings to the Company’s management. We take prompt action to correct control deficiencies and improve the system.

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

Item 9A.  Continued

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our internal control over financial reporting as of the end of each year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the internal control over financial reporting as of December 31, 2010, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the internal control over financial reporting was effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(c)

Changes in Internal Control over Financial Reporting

Management evaluated and assessed the internal controls in place surrounding the out of period adjustments in 2010 and determined that sufficient controls exist to prevent a material financial reporting misstatement. There have been no changes in the Company’s internal control over financial reporting during the two months ended November 30, 2010 or the one month ended December 31, 2010 (subsequent to the FCFI Transaction) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS

The Company’s directors are elected for one year terms at the annual meeting of the shareholder. Information regarding the directors of the Company is presented below:

Frederick W. Geissinger, age 65

Chairman, President, Chief Executive Officer, and Director

Mr. Geissinger has been Chairman of the Board of Directors (the Board), President and Chief Executive Officer since November 1995. He is also a director of SLFI. Prior to joining the Company in 1995, Mr. Geissinger was president and Chief Executive Officer of American General Mortgage and Land Development, Inc., a subsidiary of American General Corporation (a diversified financial services corporation, which later became a subsidiary of AIG). Mr. Geissinger also spent 21 years at Chase Manhattan Bank (a consumer and commercial bank) in various positions, including Senior Vice President and Managing Executive for the Real Estate Investment Banking division.

Mr. Geissinger received a BA from Dartmouth College and an MBA from the University of Chicago. Several decades of experience in the financial services sector and his intimate knowledge of the Company’s operations during his 17-year tenure as Chief Executive Officer make Mr. Geissinger uniquely qualified to serve as a director.

Bradford D. Borchers, age 47

Executive Vice President and Director

Mr. Borchers has been Executive Vice President of Branch Operations and a director since April 2008. He is also a director of SLFI. Mr. Borchers started as a management trainee with the Company in 1983 and has held positions of increasing responsibility over the intervening 27 years. Before being promoted to Executive Vice President, Mr. Borchers was a Senior Director of Operations for the Company from 2004 to 2008.

Mr. Borchers holds an Associates Degree in Accounting from Kankakee Community College. His extensive experience with all facets of the Company’s branch operations allows Mr. Borchers to provide the Company’s Board with an important perspective of the Company’s operations.

Donald R. Breivogel, Jr., age 50

Senior Vice President, Chief Financial Officer, and Director

Mr. Breivogel has been a director of the Company and of SLFI since March 2001. He joined the Company in 1988 as Accounting Manager, and held various positions in the Accounting and Finance area until he was named Vice President and Treasurer in 2000. He was promoted to Vice President, Chief Financial Officer and Treasurer in February 2001. He was promoted to Senior Vice President in February 2002, retaining the title of Chief Financial Officer, but relinquishing the duties of Treasurer.

Mr. Breivogel received his BS from the University of Southern Indiana and holds a CPA license. His extensive experience with finance and detailed knowledge of the Company’s financial operations is an invaluable tool for the Board.

Item 10.  Continued

Robert A. Cole, age 59

Senior Vice President and Director

Mr. Cole has been a director since December 1997. He is also a director of SLFI. In his position as Senior Vice President for Marketing and Insurance Operations for the Company, a role he assumed in 2001, Mr. Cole oversees two key functions for the Company. He also assumed responsibility for the Company’s facilities and general services operations in 2008. Prior to taking over the Company’s marketing and insurance operations, Mr. Cole had been Senior Vice President, Risk Management, and Chief Financial Officer. He joined the Company in 1989.

Mr. Cole has a BS in Industrial Management from Purdue University and an MBA from DePaul University. Mr. Cole’s lengthy tenure with the Company in various high-level positions gives the Board the benefit of a broad view of the Company’s operations, as well as historical context.

Wesley R. Edens, age 49

Director

Mr. Edens was elected to the Board on November 30, 2010 and serves as the Chairman of the Compensation Committee. He is also a director of SLFI. He is the founding principal and Co-Chairman of the board of directors of Fortress (our indirect parent and an alternative assets investment company) and has been a principal and the Chairman of the Management Committee of Fortress since co-founding Fortress in May 1998. Previously, Mr. Edens served as Chief Executive Officer of Fortress from inception to August 2009. Mr. Edens has primary investment oversight of Fortress, private equity and publicly traded alternative businesses. He is the chairman of the board of directors of each of Aircastle Limited (a commercial aircraft sales and leasing company), Brookdale Senior Living Inc. (an operator of senior living communities), Eurocastle Investment Limited (a closed-end investment company), GateHouse Media, Inc. (a publisher of print and online media), Mapeley Limited (a real estate investor and asset manager), and Newcastle Investment Corp. (a real estate investment and finance company). He is a director of GAGFAH S.A. (a residential property owner and manager) and Penn National Gaming Inc. (an owner and operator in the gaming and racing industry). Mr. Edens was Chief Executive Officer of Global Signal Inc. from February 2004 to April 2006 and Chairman of the board of directors of that company from October 2002 to January 2007. Mr. Edens serves as Chairman, Chief Executive Officer and Trustee of Fortress Investment Trust II (a registered investment company that de-registered with the SEC in January 2011). Mr. Edens previously served on the boards of the following publicly traded company and registered investment companies: Crown Castle Investment Corp. (merged with Global Signal Inc.) from January 2007 to July 2007; Fortress Brookdale Investment Fund LLC, from August 13, 2000 (deregistered with the SEC in March 2009); Fortress Pinnacle Investment Fund, from July 24, 2002 (deregistered with the SEC in March 2008); and RIC Coinvestment Fund LP, from May 10, 2006 (deregistered with the SEC in June 2009).

Prior to forming Fortress, Mr. Edens was a partner and managing director of BlackRock Financial Management Inc. (an investment management firm), where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and managing director of Lehman Brothers (a financial services firm). He received a B.S. in Finance from Oregon State University.

Mr. Edens brings strong leadership, extensive business and managerial experience, and a tremendous knowledge of the financial services industry to the Board. In addition, Mr. Edens brings his broad strategic vision to the Company and the Board. Further, his experience on the boards of other public companies, including serving as chairman of the board of certain of such companies, provides the Board with insights into how boards at other companies address issues similar to those faced by the Company.

Item 10.  Continued

Susan Givens, age 34

Director

Ms. Givens was elected to the Board on November 30, 2010. She is also a director of SLFI. She joined Fortress, our indirect parent and an alternative assets investments company, in July 2006, and is a Vice President in the acquisitions area. Ms. Givens was an associate at Seaport Capital, a middle market private equity firm, from November 2002 to August 2004, where she handled acquisitions and managed portfolio companies. Prior to that, she was an associate and an analyst in investment banking at Deutsche Bank (a national banking organization), from June 1999 to November 2002, where she worked on acquisitions and financing matters. Ms. Givens was pursuing an MBA degree from August 2004 to June 2006.

Ms. Givens received a BA in political science from Middlebury College and an MBA from Harvard Business School. She brings extensive management, financial analysis and acquisitions experience to the Company’s Board, which will assist the Company as it explores financing alternatives and growth strategies.

Douglas L. Jacobs, age 63

Director

Mr. Jacobs was elected to the Board as an independent director on November 30, 2010. He is also the Chairman of the Audit Committee. Mr. Jacobs is also a director of SLFI; Fortress (our indirect parent and an alternative assets investment company), where he chairs the Audit Committee and is a member of the Compensation Committee; Clear Channel Outdoor (an international outdoor advertising company), where he chairs the Audit Committee and is a member of the Compensation Committee; and Doral Financial Corporation (a financial services company), where he is Chairman of the Risk Policy Committee and a member of the Audit and Dividend Committees. From November 2004 to mid-2008, Mr. Jacobs was also a director of ACA Capital Holdings, Inc. (a financial guaranty company), where he was Chairman of the Audit Committee and a member of the Compensation and Risk Management Committees. Mr. Jacobs was a director and Chairman of the Audit Committee for Global Signal Inc. from February 2004 until January 2007, and also was a director of Hanover Capital Mortgage Holdings, Inc. (a mortgage REIT) from 2003 until 2007. From 1988 to 2003, Mr. Jacobs was an Executive Vice President and Treasurer at FleetBoston Financial Group (a financial services firm), managing the company’s funding, securitization, capital, and asset and liability management activities in addition to its securities, derivatives, and mortgage loan portfolios. Prior to joining FleetBoston, Mr. Jacobs was active in a variety of positions at Citicorp (a global banking institution) for over 17 years, culminating in his role as Division Executive of the Mortgage Finance Group.

Mr. Jacobs holds a BA from Amherst College and an MBA from the Wharton School of Business at the University of Pennsylvania. As a result of his past experiences, Mr. Jacobs has finance and management expertise and experience serving on public company boards and committees, which provide him with the qualifications and skills to serve as a director and the Board has determined that Mr. Jacobs is an “audit committee financial expert” for purposes of membership on our Audit Committee.

Item 10.  Continued

Alpheus E. Keller II, age 62

Director

Mr. Keller was elected to the Board as an independent director on November 30, 2010. He is also a director of SLFI. He is a real estate professional who is the principal and sole proprietor of AEK Financial Services (a real estate services company), a position he has held since December 2001. He is also a realtor with Gateway Realty in Bluffton, SC. (a real estate brokerage firm), and he holds uncompensated positions with Basis Point LLC (a real estate investment company) and Basis Point Capital LLC (an investment company involved in alternative green energy projects).

From 1977 to 1984 Mr. Keller held several positions, including Senior Vice President, at Greater Jersey Bancorp (a banking corporation), working in fixed income portfolio management, funding, and asset liability management. Mr. Keller held a similar position with UJB Financial (a banking corporation) from 1984 to 1986. After that, Mr. Keller was a Senior Vice President in the fixed income sales and trading divisions for both Smith Barney (a brokerage, investment banking and asset management firm) (1984 to 1986) and Lehman Brothers (a financial services firm) (1987 to 1996).

Mr. Keller holds a BA from The College of William and Mary and an MBA from Seton Hall University. His extensive experience at several financial institutions will be of benefit to the Company as it explores financing options going forward, which makes him qualified to be a director.

Randal A. Nardone, age 55

Director

Mr. Nardone was elected to the Board on November 30, 2010 and serves on the Compensation Committee. He is also a director of SLFI. Mr. Nardone is a principal and has been a member of the board of directors of Fortress (our indirect parent and an alternative assets investment company) since November 2006, and a member of the Management Committee of Fortress since 1998.

Prior to co-founding Fortress in 1998, Mr. Nardone was a managing director of UBS (a financial services firm) from May 1997 to May 1998. Before joining UBS in 1997, Mr. Nardone was a principal of BlackRock Financial Management, Inc. (an investment management firm), and prior to joining BlackRock, Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood.

Mr. Nardone is also a director of Alea Group Holdings (Bermuda) Ltd. (an insurance company), GAGFAH S.A. (a residential property owner and manager) and Eurocastle Investment Limited (a closed-end investment company).

Mr. Nardone received a BA in English and Biology from the University of Connecticut and a JD from Boston University School of Law. His legal background and expertise in finance provides the Company with an additional perspective on key legal and financial matters, which makes him well qualified to be a director.

Peter M. Smith, age 43

Director

Mr. Smith was elected to the Board on November 30, 2010. He is also a director of SLFI. Mr. Smith is a managing director in the Private Equity business at Fortress (our indirect parent and an alternative assets

Item 10.  Continued

investment company) and is also a member of its Management Committee. At Fortress, Mr. Smith has been a senior team member focused on acquisitions and ongoing management of various finance company investments. Prior to joining Fortress in May 1998, Mr. Smith worked at UBS (a financial services firm) and, before that, at BlackRock Financial Management Inc. (an investment management firm) from 1996 to 1998. Mr. Smith worked at CRIIMI MAE Inc. (a commercial mortgage company) from 1996 to 1996.

Mr. Smith received a BBA in Finance from Radford University and an MBA in Finance from George Washington University. He brings extensive acquisition, management and financing experience in the financial services sector, which makes him qualified to be a director.

EXECUTIVE OFFICERS

Information regarding the executive officers of SLFC is presented below:

Frederick W. Geissinger, age 65

President and Chief Executive Officer

See Mr. Geissinger’s biography in “— Directors”.

Bradford D. Borchers, age 47

Executive Vice President

See Mr. Borcher’s biography in “— Directors”.

Donald R. Breivogel, Jr., age 50

Senior Vice President and Chief Financial Officer

See Mr. Breivogel’s biography in “— Directors”.

Raymond S. Brown, age 62

Senior Vice President and Chief Compliance Officer

Mr. Brown was appointed Vice President of the Company’s Risk Management function in 1999, and was promoted to Senior Vice President in August 2005. In September 2010, he assumed the additional duties of Chief Compliance Officer. He started employment with the Company in 1987, left the Company in 1997, and rejoined the Company in 1999.

Vincent Ciuffetelli, age 43

Senior Vice President and Chief Information Officer

Mr. Ciuffetelli has been Senior Vice President and Chief Information Officer since December 2010. He was appointed Vice President, Information Management Systems, in August 2005, and was appointed Vice President and Chief Information Officer in February 2007. He was hired by the Company in 1993.

Item 10.  Continued

Robert A. Cole, age 59

Senior Vice President – Marketing and Insurance Operations

See Mr. Cole’s biography in “— Directors”.

Jack R. Erkilla, age 52

Senior Vice President and General Counsel

Mr. Erkilla has been Senior Vice President and General Counsel since December 2010. He was appointed Vice President and General Counsel in January 2010, and prior to that had been Deputy General Counsel for the Company since August 2004. He started employment with the Company in 1999.

Kevin A. Small, age 53

Senior Vice President – Corporate Development and Acquisitions

Mr. Small has been Senior Vice President for Acquisitions and Corporate Development since June 2006, when he was hired. In September 2008, he also became President of MorEquity, our centralized real estate lending subsidiary. Prior to joining the Company, Mr. Small was Executive Vice President and Chief Operating Officer of Mortgage Lenders Network USA, Inc., (a subprime lender) in Middleton, CT from January 1997 to December 2005. In his capacity as Chief Operating Officer, Mr. Small was responsible for credit policy, risk management, underwriting, servicing, and wholesale originators. Mortgage Lenders Network USA, Inc. filed for Chapter 11 bankruptcy with the U.S. Bankruptcy Court for the District of Delaware on February 5, 2007, which was within two years after Mr. Small left that company.

G. William Kennedy, age 57

Vice President – Human Resources

Mr. Kennedy has been Vice President for Human Resources since September 2008. Before being promoted to Vice President, Mr. Kennedy was Director of Field Human Resources from January 2000 to September 2008. He was hired by the Company in 1984.

Lenis McClain, age 58

Vice President – Auditing

Mr. McClain has been head of the Company’s Auditing function since 1990, and was appointed Vice President in April 1999. He started employment with the Company in 1975, and was employed by AIG, the Company’s former indirect parent, from July 2006 to September 2009, at which point he became an employee of the Company again. During the period he was employed by AIG, he continued as an officer and head of the Company’s Auditing function.

Item 10.  Continued

Leonard J. Winiger, age 61

Vice President, Chief Accounting Officer and Controller

Mr. Winiger has been Vice President and Chief Accounting Officer since April 2007. He was Director of Corporate Accounting and Assistant Controller of the Company from June 1992 to April 2007. He started employment with the Company in 1972.

AUDIT COMMITTEE

The Board has established a separately-designated standing Audit Committee. The Audit Committee has responsibility for, among other things, assisting the Board of Directors with reviewing financial reporting and other internal control processes, the Company’s financial statements, the independent auditors’ qualifications and independence, the performance of our internal audit function and the independent auditors, and our compliance with legal and regulatory requirements. Mr. Jacobs is the Chairman and sole member of the Audit Committee. The Board has determined that Mr. Jacobs meets the definition of independence under Rule 10A-3 of the Securities Exchange Act of 1934, as required by Section 303A.06 of the New York Stock Exchange Listed Company Manual. The Board has also determined that Mr. Jacobs is an “audit committee financial expert” within the meaning of SEC rules. A copy of the Audit Committee charter is posted on “About Us – Financial Information” of our website at www.SpringleafFinancial.com.

CODE OF ETHICS

Springleaf has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the Code of Ethics) that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and Controller. The Code of Ethics is posted on “About Us – Financial Information” of our website at www.SpringleafFinancial.com. We will post any amendments to the Code of Ethics and any waivers that are required to be disclosed on our website.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

SLFC is committed to compensation practices that allow us to attract and retain capable and experienced professionals and motivate them to achieve short-term and long-term business results. This section discusses the compensation awarded to, earned by, or paid to SLFC’s named executive officers for 2010. Under applicable SEC rules, SLFC’s named executive officers include its Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers who were serving as executive officers of SLFC as of December 31, 2010. SLFC’s named executive officers for 2010 were Frederick W. Geissinger, Donald R. Breivogel, Jr., Bradford D. Borchers, Raymond S. Brown and Robert A. Cole. These five executive officers are referred to as the “named executives.”

Organizational Overview. Until November 30, 2010, SLFC was an indirect wholly-owned subsidiary of AIG. Many of the decisions affecting SLFC’s 2010 executive compensation program were made prior to it being sold by AIG and those decisions were determined in the context of SLFC being an indirect wholly-owned subsidiary and not a stand alone entity. To that end, the legal restrictions described below placed on AIG beginning in 2009 affected the compensation decisions with respect to our Chief Executive Officer. While our other named executives were not subject to these legal restrictions, the compensation awarded to these individuals was nonetheless determined by the general compensation policies in place at AIG.

Executive compensation decisions made since November 30, 2010, the effective date of the sale of SLFC, were not subject to the legal restrictions described below. Instead, since November 30, 2010, executive compensation decisions have been made in the context of the results achieved by SLFC’s executive team during 2010 in maintaining the underlying operating performance of our business in light of the decline in worldwide economic conditions and the constraints on our liquidity.

TARP Standards. In 2009, AIG became subject to strict, legally mandated limits on the structure and amounts of compensation it could pay to its executive officers and other highly compensated employees (the TARP Standards). To implement the TARP Standards, the Special Master for TARP Executive Compensation was appointed by the Secretary of the Treasury. The Special Master determined the pay structure (but not the amounts) of AIG’s 100 most highly compensated employees, including our Chief Executive Officer (Frederick W. Geissinger), who was a member of the Top 26-100 group for 2010 (i.e., those employees who were among AIG’s 100 most highly compensated employees, but not among the 25 most highly compensated employees). Executive compensation proposals for Mr. Geissinger were made by AIG’s Executive Vice President of the Financial Services Division and AIG’s Chief Executive Officer to the Compensation and Management Resources Committee of AIG’s Board of Directors (the AIG Committee) in the context of these legal restrictions. After approval by the AIG Committee, these proposals were then reviewed and subject to modification by the Special Master. As a result, compensation decisions for Mr. Geissinger made prior to the sale of the Company were effectively confined to approving compensation awards up to the amounts allowed by the Special Master. Please see “— Process for Compensation Decisions” later in this Compensation Discussion and Analysis for further information regarding the process for determining the compensation paid or awarded to our named executives.

Item 11.  Continued

Objectives and Design of Compensation Framework

As an indirect wholly-owned subsidiary of AIG until November 30, 2010, historically our compensation philosophy centered around the following principles:

•

Emphasizing performance-based elements of compensation through the use of awards that had value if the Company and AIG produced strong financial performance and shareholder returns during the applicable performance period;

•

Fostering an owner/management culture through a partnership compensation approach that held senior management accountable for a variety of strategic goals; and

•

Aligning the long-term economic interests of key employees with those of AIG’s shareholders by ensuring that a substantial component of each key employee’s compensation was represented by AIG common stock.

Since the sale of the Company, the Company has reaffirmed many of these principles as continuing to generally be applicable and appropriate in concept for the Company as a stand-alone entity, although future performance-based awards will relate to the performance of the Company and not AIG and, of course, AIG common stock will not be a component of our executive compensation program.

More specific to the Company, our compensation philosophy for 2010 focused on achieving goals relating to maintaining and controlling origination volume, monetizing assets, minimizing charge-offs, controlling credit quality in a strong risk return culture, and sustaining a substantial capital and liquidity base.

In addition, in setting the compensation structure for Mr. Geissinger, the Special Master considered the following six principles:

•

Risk. Compensation should avoid incentives that encourage employees to take unnecessary or excessive risks that could threaten the value of AIG.

•

Taxpayer Return. Compensation should reflect the need for AIG to remain a competitive enterprise and to retain and recruit talented employees so that AIG would ultimately be able to repay its TARP obligations.

•

Appropriate Allocations. Compensation should be appropriately allocated to different components, such as salary and short- and long-term incentives, and forms, such as cash and equity, based on the role of each employee and other relevant circumstances.

•

Performance-based Compensation. An appropriate portion of compensation should be performance-based, and the performance metrics should be measurable and enforceable.

•

Comparable Structures and Payments. Compensation should be consistent with compensation for executives in similar positions at entities that are similarly situated, including at financially distressed institutions.

•

Employee Contributions to AIG’s Value. Compensation should reflect current or prospective contributions of the employee to AIG’s value.

Executive Compensation Program Elements

We believe that the compensation program for the named executives has been designed to advance not only the interests of AIG, but also the short- and long-term strategies of the Company.

Item 11.  Continued

The following charts set forth various compensation elements under the executive compensation program, each of which is described in detail in this Compensation Discussion and Analysis, and the purpose of each element. We have included two charts setting forth the elements of compensation – one for Mr. Geissinger, as an employee subject to the TARP Standards, and one for the other named executives. The chart for Mr. Geissinger also includes a column noting any restrictions imposed on the element of compensation under the TARP Standards.

Executive Compensation Elements – Mr. Geissinger

Program Element	Purpose	TARP Standards
Cash Salary	• Provides base pay levels that are competitive with market practices in order to attract, motivate and retain top executive talent.	• Annual cash salaries for members of AIG’s Top 26-100 group generally limited to $500,000.
Stock Salary	• Provides for a portion of base pay levels to be paid in, or based on the value of, AIG common stock to remain competitive with market practices.

•

Stock Salary is restricted for three years to the extent necessary to comply with the Special Master’s structural requirement that at least 50 percent of total compensation be non-transferable for three years.

•

The remainder of Stock Salary is non-transferable for one year.

Incentive Compensation (consisting of TARP restricted stock units (TARP RSUs), variable cash incentive compensation, variable stock incentive compensation, and sale completion incentive program)	• Provides a form of compensation tied to achieving the short and long-term objectives of SLFI.

•

Incentives based on objective performance metrics developed in consultation with the Special Master.

•

No more than half of the incentives to be paid in cash and at least half to be paid in stock (based on the value of AIG common stock on the date of grant), subject to transfer restrictions of at least three years.

•

At least half of any cash incentive to be deferred for at least one year.

•

No more than 40 percent of total compensation paid in cash.

•

At least 50 percent of total compensation to be paid in a form not transferable for at least three years.

•

For TARP RSUs, the award must generally have a two-year vesting period and may only become transferable or payable in 25% increments in proportion to AIG’s repayment of its TARP obligations.

Subject to clawback provisions if incentive award is later determined to be based on materially inaccurate financial statements or performance metrics.

Item 11.  Continued

Executive Compensation Elements – Other Named Executives

Program Element	Purpose
Cash Salary	• Provides base pay levels that are competitive with market practices in order to attract, motivate and retain top executive talent.
Annual Bonuses and Sale Completion Incentive Program

•

Provides annual incentive opportunities that are competitive with market practices in order to attract, motivate and retain top executive talent.

•

Provides a form of compensation tied to achieving the short and long-term objectives of SLFI.

•

Aligns interests of executives with those of our stakeholders.

Discretionary Bonuses	• Recognizes that in some situations bonuses may be appropriate to recognize particular facts or circumstances.
Long-Term Incentive Plan (with SARs)

•

Motivates and rewards executives for the long-term performance results relative to pre-established goals that are deemed critical to the success of the Company.

•

Focuses executives on long-term operational performance of the Company.

•

Aligns interests of executives with those of our stakeholders.

Compensation Elements for Mr. Geissinger

As an employee subject to the TARP Standards, Mr. Geissinger’s 2010 compensation program was limited to the compensation structure approved by the Special Master. For Mr. Geissinger, AIG was permitted to establish total compensation opportunities subject to the Special Master’s structural requirements. Target total compensation of approximately $2,896,563 for Mr. Geissinger was established for 2010. This targeted amount was based on the target compensation opportunity previously delivered under prior compensation structures that had awarded compensation based on Mr. Geissinger’s level of responsibility, historical compensation and contribution to our performance.

Cash Salary. In 2009, the Special Master determined that compensation for members of AIG’s Top 26-100 group should be primarily performance-based and, therefore, he required that annual cash salaries for members of AIG’s Top 26-100 group be generally limited to $500,000. Because of this limit, Mr. Geissinger’s base salary was reduced from $625,000 to $500,000 on December 14, 2009 and has remained at this level since that time.

Stock Salary. In June 2009, the Department of Treasury issued regulations clarifying that annual salary could be increased, subject to certain limitations. Following issuance of these regulations and in response to developing pay practices, in 2009 AIG implemented a program allowing for a portion of Mr. Geissinger’s total salary to be paid in regular grants of immediately vested stock units (Stock Salary). Mr. Geissinger’s cash salary did not change as a result of the Stock Salary program.

Prior to 2010, Stock Salary was based on the value of AIG common stock. However, during 2010, the Special Master approved the use of both AIG common stock and AIG long-term debt securities to serve as a proxy for the value of AIG. Accordingly, effective for 2010, Stock Salary was based on the value of AIG common stock and AIG long-term debt securities (Long-Term Performance Units, or LTPUs).

Item 11.  Continued

Stock Salary takes the form of regular grants of immediately vested LTPUs made on the fifteenth and the thirtieth of each month. The amount of the LTPUs granted on each grant date is determined by dividing the aggregate dollar value of the Stock Salary grant by 24 (representing the number of scheduled payment dates for the year), and then by dividing that quotient by 1000 (the value assigned to each LTPU based on a grant date fair value for Common Stock of $200 and for long-term debt securities of $800). For Mr. Geissinger, each grant was subject to one-year and three-year transfer restrictions.

For 2010, Mr. Geissinger was awarded Stock Salary of $130,000 in one-year LTPUs and $640,000 in three-year LTPUs. In making this award, the Special Master determined the maximum amount of Mr. Geissinger’s total compensation opportunity that was to be in the form of Stock Salary and also established the related transfer restrictions. Accordingly, the amount of Stock Salary was set so as to allow the largest target incentive award opportunity consistent with the TARP Standards compensation structure and targeted total direct compensation levels.

As a result of the sale of the Company, the Stock Salary grants ceased on November 30, 2010. Accordingly, of the full Stock Salary award granted to Mr. Geissinger, Mr. Geissinger received $119,000 (119 LTPUs) of the one-year Stock Salary grant and $587,000 (587 LTPUs) of the three-year Stock Salary grant.

2010 Incentive Compensation. In 2010, Mr. Geissinger was awarded incentive compensation based on objective performance metrics developed by the AIG Committee in consultation with the Special Master. The metrics were generally selected to reflect objectives deemed critical for the stabilization of AIG’s businesses (including the Company) and the successful implementation of AIG’s restructuring. Notwithstanding the full or partial satisfaction of the performance criteria, the AIG Committee retained the discretion to reduce any employee’s incentive award on the basis of an overall evaluation of performance.

The 2010 performance metrics for Mr. Geissinger were based on the performance of the Company and consisted of the following specific metrics:

•

Maintain monthly origination/sales average volume as close as possible to $200 million;

•

Raise a minimum of $2 billion in proceeds by monetizing assets, with a target of $3 billion;

•

Achieve a net charge-off total for 2010, adjusted for sales and securitizations, that does not exceed the threshold of $828 million, target $787 million, and would provide a maximum award for a net charge-off total that does not exceed $747 million;

•

Coordinate strategic alternatives with AIG for the potential sale of the Company;

•

Secure a sales agreement for AIG to sell the Company prior to the end of 2010; and

•

Retain key personnel throughout the sale process and during the transition period.

Mr. Geissinger met these goals in 2010 as determined by AIG management. Mr. Geissinger’s awards were divided between Stock Incentive (63.8%) and TARP RSUs (36.2%).

In March 2011, the Company’s Board approved a cash incentive award of $710,000 for Mr. Geissinger with respect to 2010 performance based on meeting the objectives stated above. The cash incentive is scheduled to be paid April 1, 2011.

TARP RSUs. Pursuant to the TARP Standards described above, Mr. Geissinger was awarded 7,837 TARP RSUs equal to the value of AIG Common Stock on the date of grant. These awards were subsequently forfeited by Mr. Geissinger in connection with the sale of the Company. Although not received by Mr. Geissinger, these awards are reflected in the Stock Awards column in the 2010 Summary Compensation Table based on the value of the awards determined on the date of grant.

Item 11.  Continued

Stock Incentive. Stock incentives were awarded to Mr. Geissinger on March 29, 2010 in the form of 13,788 RSUs equal to the value of AIG Common Stock on the date of grant. This grant vested immediately but cannot be transferred until December 2012. We refer to these awards as “Variable Stock Incentive.”

Sale Completion Incentive Program. In August 2010, as a result of the signing of the agreement to sell the Company, a Sale Completion Incentive Program (Sale Completion Bonus) was approved by the Company and AIG to pay all named executives for accomplishing specific goals and completing the sale in a timely manner. The goals (objectives) and results were as follows:

Objective #1	Contribute to the due diligence process and manage transition through close. All named executives exceeded this goal.
Objective #2	Maintain average monthly origination volume as close as possible to $200 million or as otherwise directed by AIG management. This goal was deemed satisfied at $198 million average.
Objective #3	Achieve net charge-offs of $787 million or less by year end 2010. Exceeded this goal with net charge-offs of $593 million.

Mr. Geissinger’s Sale Completion Bonus as determined by the AIG Committee in compliance with TARP Standards was equal to $150,000, payable in three installments: $37,500 upon the close of the sale and meeting the specified goals and objectives; $37,500 payable 12 months after the close of the sale; and $75,000 in LTPUs settled three years after the close of the sale.

Compensation Elements for Other Named Executives

Because our other named executives were not subject to the TARP Standards, the Company retained greater flexibility in designing a compensation program that was intended to attract, motivate and retain top executive talent. In light of this flexibility, the Company was not required to establish a target total compensation amount to be approved by the Special Master. Instead, Mr. Geissinger determined each compensation element based on the executive’s level of responsibility, historical compensation and contribution to our performance, and for incentive compensation, a subjective assessment of performance. Below is a description of each element of compensation awarded to the other named executives, as well as the amounts earned by or paid to them in 2010.

Cash Salary. As noted above, cash salary provides a constant stream of pay that is intended to be competitive with market practices in order to attract, motivate and retain executive talent. The cash salary levels for three of the four other named executives were increased by approximately 3% for 2010. Mr. Borchers received an increase in his cash salary of 16.4% due to his salary having been below market levels based on data obtained by AIG. AIG received market data on key management positions from professional published compensation surveys. This information was used to determine an acceptable range of total cash compensation and provide guidance to the compensation decision process. For 2010, multiple published salary surveys were used for comparison of key positions at the Company. Generally, the Company compared the cash salary of its named executives to the 25th and the 75th percentile of such salary surveys.

Item 11.  Continued

Annual Bonuses. Each year, the Chief Executive Officer, in his sole discretion, decides whether to award bonuses to the Company’s management employees and select other employees. The decision regarding bonuses generally is based on performance against established goals for the year and ranking among peers within the Company, and weighed against guidelines provided by the Company’s Human Resources Department. The bonuses were also approved by the Company’s Compensation Committee. For 2010, Messrs. Breivogel, Borchers, Brown and Cole were paid discretionary annual bonuses based on the Chief Executive Officer’s subjective assessment of their performance relative to both individual and the Company’s performance objectives.

Sale Completion Bonus. In August 2010, as a result of the signing of the agreement to sell the Company, a Sale Completion Bonus was approved by the Company and AIG to reward all named executives in the event specific goals were accomplished and the sale was consummated in a timely manner. See “Compensation Elements for Mr. Geissinger – 2010 Incentive Compensation – Sale Completion Incentive Program” for a description of the goals and results under the Sales Completion Bonus.

The Sale Completion Bonus for each of the four named executives other than Mr. Geissinger was to be equal to the named executive’s annual cash salary and payable in two installments, although this amount could be lowered if all three goals were not satisfied. All three goals were deemed satisfied by AIG and awards equal to each of the four named executive’s annual salary were paid (or will be paid), according to the following schedule:

•

30% of the approved total award was paid immediately prior to the close of the sale; and

•

the remaining 70% of the award is to be paid six months after the close of the sale if the named executive remains an employee during the entire period or is terminated without cause.

Special Discretionary Bonus. After AIG entered into a definitive agreement to sell the Company, AIG elected to close the sale earlier than originally planned (November 30, 2010 rather than during first quarter of 2011). As a result of this decision, restricted stock units (RSUs) which had been granted to employees in December 2007 (which would have vested in December 2010) were forfeited. In order to reimburse employees for the forfeiture of the RSUs, the Company’s Chief Executive Officer decided (with the consent of Fortress) to pay a special discretionary bonus in December 2010 equal to the value of the RSUs each employee forfeited as a result of the early closing of the transaction. All named executives, other than Mr. Geissinger, received this bonus. Mr. Geissinger was not eligible for this bonus because he did not hold any RSUs that were forfeited upon the consummation of the transaction. Mr. Breivogel, Mr. Borchers, Mr. Brown and Mr. Cole received special discretionary bonuses of $7,521, $4,658, $6,016, and $6,016, respectively.

Long-Term Incentive Compensation. In 2009, AIG introduced a Long Term Incentive Plan for key managers, which we refer to as the “LTIP.” The LTIP was instituted to replace an AIG long-term equity award plan. The LTIP had two components: (1) a cash component that generated cash awards linked to the Company’s performance, and (2) a stock component made up of Stock Appreciation Rights (SARs). The value of the SARs was linked to the Company’s performance against performance objectives described below and the increase in the value of AIG common stock during the two-year performance period.

Two overlapping performance periods were established for the LTIP: 2009-2010 and 2010-2011. The named executives, other than Mr. Geissinger, participated in both two-year plans. The cash and, with respect to the 2010-2011 performance period, the SAR award amounts were based on the target level if 100% of the Company’s established performance goals were met. The actual payments could range from 0 to 200% of the target depending on how well the Company performed for each two year period.

Item 11.  Continued

2009 - 2010 Long-Term Incentive Compensation Performance Measures and Goals
Measurement	Threshold	Target	Maximum	Achievement as of 11/30/10	Achievement Level
Maintain monthly origination at levels specified by Financial Services Division	$200 million (a)	$200 million (a)	$200 million (a)	Average $198 million per month	Maximum
Raise proceeds by monetizing assets	$2.0 billion	$3.0 billion	$4.5 billion	$6.3 billion	Maximum
Reduction in head count and number of branches	5%	7.5%	10%	Headcount reduced over 25% from year end 2008	Maximum
Achieve agreed upon 2009 targets for net charge-off (b)	$866 million	$857 million	$857 million	$860 million	Threshold-Maximum
Achieve agreed upon 2010 targets for net charge-off (b)	$828 million	$787 million	$747 million	$593 million	Maximum
				TOTAL	191.75%

(a)

Monthly origination levels maintained as close to $200 million as possible.

(b)

Adjusted as appropriate for sales or securitization.

The 2010-2011 performance goals were similar to these goals, but performance was never measured because of the sale of the Company 11 months into the 2010-2011 performance period.

A maximum and a threshold level were also established for each goal. At the end of the performance period, performance against the threshold, target and maximum for each goal was to be determined, and an overall performance level was to be calculated. Following are the payment percentages based on the overall performance levels:

Below Threshold	= 0
Threshold	= 50% of the Target Award
Target	= 100% of the Target Award
Maximum	= 200% of the Target Award

The number of SARs awarded for each two-year period (2009-2010 and 2010-2011) was determined by dividing the target LTIP cash award for each period by $31.91 (the fair market value of AIG common stock on the grant date). The actual number of SARs earned at the end of each performance period was adjusted up or down based on the Company’s performance against the pre-established performance measures (e.g. 100 SARs X 90% performance level = 90 SARs). The value of each SAR was then to be determined by the gain in AIG’s share price at the close of the measurement period over the base price of the SAR on the date of grant. The actual calculation is the average AIG share price for 30 days prior to end of the period minus the $31.91 grant price. The final SAR award was to equal the number of SARs times the gain in the average AIG share price for such 30 day period.

Vesting of awards for each two-year period was scheduled to be in three installments: (1) at the close of the performance period, (2) one year after the first payment, and (3) two years after the first payment. For the 2009-2010 performance period, vesting was scheduled to be in 50%, 25% and 25% increments. For the 2010-2011 performance period, vesting was scheduled to be in one-third increments.

Item 11.  Continued

The 2009-2010 and 2010-2011 LTIP cash award and SAR award were made prior to the end of the respective performance periods as a result of the sale of the Company. Pursuant to the terms of the LTIP, the 2009-2010 cash and SAR awards were paid out based on the level of performance through the date of the sale of the Company (November 30, 2010), at 191.75% of the target. The 2010-2011 cash and SAR awards were paid out at 100% of the target because less than one year of the performance period had elapsed and the LTIP specified that awards were to be paid at the target under those circumstances.

Other Compensation Elements Available to Named Executives

Termination Benefits and Policies. During 2010, Messrs. Geissinger, Breivogel, Brown and Cole were participants in AIG’s Executive Severance Plan (ESP), which was succeeded by a similar Executive Severance Plan adopted by SLFI on March 11, 2011, effective as of November 30, 2010. Under the TARP Standards, the potential ESP payments could not be increased by any of the compensation structures implemented for Mr. Geissinger. The TARP Standards also prohibited Mr. Geissinger from accruing additional benefits under our nonqualified pension plan that are otherwise provided for under the ESP. As noted above, in connection with the sale of the Company by AIG, we ceased to be subject to the TARP Standards.

For the named executives, the ESP provides for severance payments and benefits if a participating executive is terminated other than by reason of death, disability, resignation by the executive or termination by the Company for “Cause” (as defined in the ESP). If the employee resigns for “Good Reason,” as defined in the ESP, he will be eligible for severance.

In the event that the named executive is terminated without Cause by the Company or resigns for Good Reason, a participant at the named executives’ level will be eligible to receive an amount equal to one-twelfth of the sum of his or her annual base salary, supplemental bonuses, and three-year-average of annual cash bonuses, multiplied by the number of months in the severance period for a severance period of up to twelve months for the named executives other than Mr. Geissinger that is based on the executive’s seniority or length of service. Mr. Geissinger is a grandfathered participant in the ESP and, as a result, is eligible for 13 months of severance. Unvested long-term awards (other than TARP RSUs) continue to vest during the severance period and are forfeited if not vested or settled as of the end of the severance period. Each participant is also eligible to receive continued health and group life insurance benefits on the same terms as active employees during the severance period. Any severance payments that would otherwise be payable under the ESP will be offset by any amounts resulting from the participant’s subsequent employment by another employer. The executive is required to sign a severance and release agreement in order to be eligible for severance benefits and to comply with the terms of such agreement in order to continue receiving benefits.

Welfare and Other Indirect Benefits. Each of the named executives participates in the same health and welfare benefit plans and fringe benefit programs generally available to all other employees.

Retirement Benefits. The Company provides, and AIG has provided, retirement benefits to eligible employees, including both defined contribution plans (such as 401(k) plans) and traditional pension plans (called defined benefit plans). In late 2009, the Special Master required that future benefit accruals under these plans be halted for Mr. Geissinger and other employees in AIG’s Top 26-100 group, other than for the tax-qualified plans.

Item 11.  Continued

We currently have one active defined contribution plan for eligible employees at the named executives’ level, a 401(k) plan which is tax-qualified. We matched a percentage of participants’ contributions to the 401(k) plan, depending on a participant’s length of service, up to $17,500 in 2010 for the named executives. This plan was not affected by the TARP Standards and the Special Master permitted Mr. Geissinger to continue to participate in this plan.

Our defined benefit plans include a tax-qualified pension plan and an Excess Retirement Income Plan (a “restoration” plan). Each of these plans provides for a yearly benefit based on years of service and average final salary. These plans and their benefits are described in greater detail in “— Pension Benefits.”

Mr. Geissinger has been grandfathered in the Supplemental Executive Retirement Agreement (SERA), which is a plan implemented between American General Corporation (AGC) (a predecessor holding company of the Company) and Mr. Geissinger on May 1, 2000 to provide supplemental retirement benefits in the year prior to AIG acquiring AGC. The plan was frozen following the acquisition of AGC by AIG as of August 29, 2001. It was recently adopted by the Company on December 23, 2010 and remains a frozen plan. More details regarding the SERA may be found in the “— Pension Benefits.”

Process for Compensation Decisions

Role of the AIG Compensation and Management Resources Committee. We were an indirect wholly-owned subsidiary of AIG until November 30, 2010. Mr. Geissinger was a member of AIG’s Top 26-100 group, and as a result his compensation was subject to the TARP Standards and the determinations of the Special Master. For 2010, after considering the recommendation of AIG’s Executive Vice President of the Financial Services Division and AIG’s Chief Executive Officer, the AIG Committee reviewed and approved the compensation of Mr. Geissinger, subject to approval by the Special Master. After the sale of the Company on November 30, 2010, the Company is no longer under these requirements. Following the sale of the Company, Mr. Geissinger’s compensation decisions will be made by the Compensation Committee of the Board of the Company.

The AIG Committee is also responsible for administering all of AIG’s equity plans, including its Partners Plan, Deferred Compensation Profit Participation Plan (DCPPP), 2010 Stock Incentive Plan, 2007 Stock Incentive Plan, Amended and Restated 2002 Stock Incentive Plan and Amended and Restated 1999 Stock Option Plan. Awards under AIG’s equity plans to the Company’s named executives and other employees generally were approved by the AIG Committee.

Role of the Company’s Chief Executive Officer. Until March 2011, the Company did not have its own separately-designated standing compensation committee. The compensation of named executives other than Mr. Geissinger prior to the Company sale was approved by Mr. Geissinger and the AIG Executive Vice President of the Financial Services Division. After the sale of the Company, the compensation for the named executives is expected to be recommended by Mr. Geissinger and approved by the Compensation Committee of the Board of Directors of the Company.

Consideration of Competitive Compensation Levels. For Mr. Geissinger, the AIG Committee used the compensation of comparable executives at AIG and its subsidiaries (internal pay data) as a reference and comparison point when analyzing his compensation as well as general information from other companies disclosed in a variety of third-party compensation surveys (survey data). The Company utilizes a similar external and internal comparison process to validate decisions with respect to the compensation of the named executives other than Mr. Geissinger. Multiple published salary surveys are used for and compared

Item 11.  Continued

to compensation levels for key positions at the Company. Generally, at the Company, we consider the 25th to the 75th percentile as our target range.

Consultations with Stakeholders. AIG’s compensation decisions in 2010, including decisions with respect to Mr. Geissinger, were guided by discussions with a number of outside stakeholders. AIG spoke frequently with the Special Master both while formulating its proposals and while implementing the Special Master’s decisions.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the Company discusses, reviews and approves the proposed compensation of the Company’s executive officers and directors and has reviewed and discussed with management the Compensation Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the 2010 Form 10-K). Based on such review and discussions, the Compensation Committee of the Company has recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the 2010 Form 10-K filed with the United States Securities and Exchange Commission.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Wesley R. Edens

Randal A. Nardone

2010 EXECUTIVE COMPENSATION

The following tables contain compensation information with respect to the Company’s named executives for 2010. Each of the named executives of the Company is also an executive officer of SLFI. SLFI does not allocate the compensation that such individuals receive between the two companies. SLFC pays the compensation presented below to such individuals for services they provide to SLFI, SLFC and all subsidiaries of both companies. Under applicable SEC rules, the Company’s named executives include its Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers who were serving as executive officers of SLFC on December 31, 2010.

Item 11.  Continued

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
Frederick W. Geissinger	2010	$500,000	$710,000	$1,526,000	$ -	$ 75,000	$348,703	$44,116	$3,203,819
President and Chief	2009	632,213	44,062	770,000	-	415,000	87,961	30,474	1,979,710
Executive Officer	2008	623,078	278,750	-	-	20,417	221,878	32,328	1,176,451
Donald R. Breivogel, Jr.	2010	$314,081	$157,521	$ -	$164,142	$1,240,213	$108,024	$17,562	$2,001,543
Senior Vice President and	2009	312,908	244,202	-	-	-	54,827	17,150	629,087
Chief Financial Officer	2008	306,388	122,802	-	-	-	80,004	16,100	525,294
Bradford D. Borchers	2010	$266,058	$154,658	$ -	$128,960	$ 976,850	$102,008	$17,503	$1,646,037
Executive Vice President	2009	237,981	240,000	-	-	-	47,405	17,470	542,856
	2008	213,846	290,000	188,025	-	-	55,918	16,178	763,967
Raymond S. Brown	2010	$230,192	$131,016	$ -	$126,462	$ 915,411	$ 95,575	$18,581	$1,517,237
Senior Vice President and	2009	229,327	230,000	-	-	-	67,961	18,565	545,853
Chief Compliance Officer	2008	224,134	290,000	-	-	-	85,591	17,472	617,197
Robert A. Cole	2010	$314,077	$131,016	$ -	$144,502	$1,131,133	$158,070	$18,180	$1,896,978
Senior Vice President	2009	312,904	275,600	-	-	-	73,067	17,150	678,721
	2008	305,520	368,400	-	-	-	92,607	16,100	782,627

(1)

The amounts reported in this column for 2010 represent (i) special discretionary bonuses (Mr. Breivogel ($7,521), Mr. Borchers ($4,658), Mr. Brown ($6,016) and Mr. Cole ($6,016)), and (ii) 2010 year-end cash bonuses (Mr. Breivogel ($150,000), Mr. Borchers ($150,000), Mr. Brown ($125,000) and Mr. Cole ($125,000)). The special discretionary bonuses were paid to replace RSUs that were forfeited upon the consummation of the sale of the Company. See “Compensation Elements for other Named Executives – Special Discretionary Bonus” for a description of these bonuses. The annual cash bonuses were awarded to each named executive, other than Mr. Geissinger, based on a subjective assessment of the individual’s performance and his contributions to the Company’s overall performance.

The amounts reported in this column for 2008 and 2009 represent (i) retention bonuses (Mr. Breivogel (2008-$122,802; 2009-$184,202), Mr. Borchers (2008-$270,000; 2009-$180,000), Mr. Brown (2008-$270,000; 2009-$180,000) and Mr. Cole (2008-$368,400; 2009-$245,600)), and (ii) year-end cash bonuses (Mr. Breivogel (2009-$60,000), Mr. Borchers (2008-$20,000; 2009-$60,000), Mr. Brown (2008-$20,000; 2009-$50,000) and Mr. Cole (2009-$30,000)). Retention awards were paid to key executives in 2008 and 2009 to retain their expertise and support the integrity of the Company essential to long-term success in light of the economic downturn.

(2)

The amounts reported in this column for Mr. Geissinger in 2010 consist of the following: (i) one year Stock Salary grant ($130,000), (ii) three year Stock Salary grant ($640,000), (iii) Variable Stock award ($415,000), (iv) a TARP RSU grant ($475,000), and (v) the 50% of the Sale Completion Bonus paid in LTPUs ($75,000). The TARP RSUs and a portion of the Stock Salary grant were subsequently forfeited as a result of the sale of the Company. The amount reported in this column for Mr. Borchers consisted of an RSU grant ($188,025) that was subsequently forfeited as a result of the sale of the Company. The amounts reported in this column are valued based on the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718).

Item 11.  Continued

In calculating the Variable Stock award, we used the closing stock price on the grant date ($34.45) as the assumed price. Each LTPU represents a mix of AIG's 8.175% Series A-6 Junior Subordinated Debentures (Hybrid Securities) and common stock of AIG, par value $2.50 per share (Common Stock). The assigned value of an LTPU on the grant date equals $1,000, and the Underlying Securities for the LTPU consist of Common Stock and Hybrid Securities with assigned values on the grant date of $200 and $800, respectively. See a more detailed explanation in “— Compensation Elements for Mr. Geissinger.”

(3)

In 2010, all the named executives except Mr. Geissinger were granted SARs under the LTIP. The 2010 SAR awards were intended to be multi-year awards for the 2009-2010 and 2010-2011 performance periods. The aggregate grant date fair value reported in this column for SARs are calculated based on the probable satisfaction of the performance conditions for such awards. If the highest level of performance is achieved for these SARs, the maximum value of these awards at the grant date would be as follows: Mr. Breivogel - $328,284; Mr. Borchers - $257,920; Mr. Brown - $252,924; and Mr. Cole - $289,004.

In connection with the sale of the Company, all SARs were paid out in December 2010, after the sale was consummated. The 2009-2010 SARs were paid out at 191.75% of target, reflecting the Company’s performance against established goals pursuant to the terms of the AIG LTIP, and the 2010-2011 SARs were paid out at 100% pursuant to the terms of the LTIP. In connection with the vesting of these awards, Mr. Breivogel, Mr. Borchers, Mr. Brown and Mr. Cole received $306,923, $203,125, $227,083 and $270,681, respectively.

Assumptions used in determining the aggregate grant date fair value included expected dividend yield, risk-free interest rate, expected term, and expected volatility to determine a grant date fair value of $8.41 for 2009 and $8.09 for 2010. A "monte carlo" simulation was used to incorporate a range of assumptions for inputs. The risk free interest rate for periods within the contractual life of the SARs was based on the swap yield curve in effect at the grant date (2009-1.67%, 2010-2.23%). Expected volatilities were based on implied volatilities with the nearest maturity and exercise prices as of grant date from traded stock options with respect to AIG's common stock (51.75% for both 2009 and 2010). The expected term used was based on the period of time the SARs were expected to be outstanding, with the expected terms of 2.76 and 3.76 years for 2009 and 2010, respectively. Dividend yield was estimated at zero percent given AIG's recent dividend history. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the SARs will depend on the market value of AIG’s common stock when the grants are exercised.

(4)

The amounts reported in 2010 in the Non-Equity Incentive Plan column represent the (i) Sale Completion Bonus payable to Mr. Geissinger ($75,000 representing the cash portion of his award), Mr Breivogel ($316,200), Mr. Borchers ($275,000), Mr. Brown ($231,750) and Mr. Cole ($316,200), and (ii) the cash awards earned in 2010 under the LTIP by Mr. Breivogel ($924,013), Mr. Borchers ($701,850), Mr. Brown ($683,661) and Mr. Cole ($814,933). In connection with the sale of the Company, the 2009-2010 cash awards were paid out at 191.75% of target, reflecting the Company’s performance against established goals pursuant to the LTIP, and the 2010-2011 cash awards were paid out at 100% of target pursuant to the terms of the LTIP. See “Compensation Discussion and Analysis” for further information regarding the Sale Completion Bonus and cash incentive award granted under the LTIP. In 2010, Mr. Geissinger received payouts under the AIG Sr. Partners Plan in an aggregate of $1,027,741, representing compensation earned in years prior to the years reported in the 2010 Summary Compensation Table.

Item 11.  Continued

(5)

The amounts in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column reflect the actuarial increase in the present value of each individual’s pension benefits under all defined benefit pension plans of the Company, determined using the same interest rate and mortality assumptions as those used for financial statement reporting purposes. There were no above- market earnings on deferred compensation under the Company’s non-qualified deferred compensation programs.

Pursuant to the TARP Standards, during 2010, there was a freeze on Mr. Geissinger’s benefit accruals with regard to the benefits provided under the excess plan (Excess Retirement Income Plan).

(6)

“All Other Compensation” for 2010 consists of Company paid life insurance and the 401(k) employer matching contribution of $17,500 for each named executive.

2010 Grants of Plan-Based Awards

The following table details all equity and non-equity plan-based awards granted to each of the named executives in 2010. See “Compensation Discussion and Analysis” for further information regarding each of the awards detailed in this table.

Item 11.  Continued

		Committee	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock and Option
Name and Plan	Grant Date	Action Date	Threshold	Target	Maximum	# of Threshold	# of Target	# of Maximum	Awards (7)
Frederick W. Geissinger
Sale Completion Bonus (1)	-	-	$ -	$ 75,000	$ -	-	-	-	$ -
Sale Completion Bonus (1)	12/20/2010	12/20/2010	-	-	-	-	75	-	75,000
One Yr Stock Salary (2)	1/1/2010	5/28/2010	-	-	-	-	119	-	119,000
Three Yr Stock Salary (2)	1/1/2010	5/28/2010	-	-	-	-	587	-	587,000
Variable Stock (3)	3/29/2010	3/29/2010	-	-	-	-	13,788	-	474,997
TARP RSU (4)	3/29/2010	3/29/2010	-	-	-	-	7,837	-	269,985
Donald R. Breivogel, Jr.
Sale Completion Bonus (1)	-	-	$ -	$316,200	$ -	-	-	-	$ -
2010-11 LTIP (5)	-	-	160,000	320,000	640,000	-	-	-	-
2009-10 SAR (6)	3/29/2010	3/29/2010	-	-	-	4,936	9,871	19,742	83,015
2010-11 SAR (6)	3/29/2010	3/29/2010	-	-	-	5,014	10,028	20,056	81,127
Bradford D. Borchers
Sale Completion Bonus (1)	-	-	$ -	$275,000	$ -	-	-	-	$ -
2010-11 LTIP (5)	-	-	140,000	280,000	560,000	-	-	-	-
2009-10 SAR (6)	3/29/2010	3/29/2010	-	-	-	3,447	6,894	13,788	57,979
2010-11 SAR (6)	3/29/2010	3/29/2010	-	-	-	4,387	8,774	17,548	70,982
Raymond S. Brown
Sale Completion Bonus (1)	-	-	$ -	$231,750	$ -	-	-	-	$ -
2010-11 LTIP (5)	-	-	140,000	280,000	560,000	-	-	-	-
2009-10 SAR (6)	3/29/2010	3/29/2010	-	-	-	3,299	6,597	13,194	55,481
2010-11 SAR (6)	3/29/2010	3/29/2010	-	-	-	4,387	8,774	17,548	70,982
Robert A. Cole
Sale Completion Bonus (1)	-	-	$ -	$316,200	$ -	-	-	-	$ -
2010-11 LTIP (5)	-	-	140,000	280,000	560,000	-	-	-	-
2009-10 SAR (6)	3/29/2010	3/29/2010	-	-	-	4,371	8,742	17,484	73,520
2010-11 SAR (6)	3/29/2010	3/29/2010	-	-	-	4,387	8,774	17,548	70,982

(1)

A Sale Completion Bonus was implemented in August 2010 to encourage the named executives to complete the sale of the Company in a timely manner and to ensure the retention of these key employees after the completion of the sale. Mr. Geissinger received $37,500 upon the closing of the sale, and will receive $37,500 at the one year anniversary of the close of the sale and $75,000 in LTPUs three years from the close of the sale, subject to continued employment. The other four named executives received 30% of their award upon the close of the sale and will receive the remaining 70% six months after the close of the sale, subject to continued employment.

(2)

Mr. Geissinger was granted two forms of Stock Salary in March 2010. The one year Stock Salary will be paid out in bi-weekly installments over a one-year period, commencing January 1, 2011, while the three year Stock Salary will be paid out in bi-weekly installments over a one year period, commencing January 1, 2013. The amounts actually paid to Mr. Geissinger will be based on the value of AIG’s common stock and debt instruments at the time of payment. Following the lapsing of the applicable restriction periods, each grant of Stock Salary entitles the holder to receive the value of any cash dividend or other dividend or distribution payable on shares of AIG common stock during the applicable restriction periods, except to the extent that the Stock Salary award was previously adjusted to reflect the dividend or distribution.

(3)

Represents the Variable Stock Incentive awarded, consisting of restricted stock, granted in March 2010 upon Mr. Geissinger’s achievement of performance objectives established by the AIG Committee for 2009 and approved by the Special Master. The Variable Stock Incentive award was granted under AIG’s Amended and Restated 2007 Stock Incentive Plan. The restricted stock awards were immediately vested upon grant but subject to three-year transfer restrictions. During the applicable restriction period, Mr. Geissinger has all of the other rights of an AIG shareholder with respect to the restricted stock, including the right to vote and receive any dividends.

Item 11.  Continued

(4)

Represents TARP RSUs awarded in March 2010 based on 2009 performance. These RSUs were scheduled to vest in March 2012, but were forfeited upon the consummation of the sale of the Company.

(5)

Represents the expected 2010-2011 cash awards granted under the LTIP at threshold, target and maximum based on various levels of performance. The performance period was never completed because of the sale of the Company. This event caused an early distribution of these awards equal to the Target Amount pursuant to the plan document. The awards were paid out in December 2010.

(6)

Represents SARs granted under the LTIP at threshold, target and maximum performance levels.  These awards were granted in 2010, but were intended to represent multi-year awards covering the 2009-2010 and 2010-2011 performance periods. In connection with the sale of the Company, the SARs for the 2009-2010 performance period was settled at 191.75% of target and the SARs for the 2010-2011 performance period was settled at 100% of target. See a more detailed explanation in “Compensation Discussion and Analysis - Compensation Elements for Other Named Executives” and actual payouts in footnote number 4 of the Summary Compensation Table.

(7)

The amounts shown in this column are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and, for performance-based awards, are based on the probable outcome of the underlying performance conditions.

Exercises and Holdings of Previously Awarded Equity

Outstanding Equity Awards at December 31, 2010. Equity-based awards held at the end of 2010 by each named executive, including awards under AIG’s Sr. Partners Plan or Partners Plan and the Variable Stock Incentive program, were issued under various existing AIG stock incentive plans. Shares of AIG Common Stock granted under the Partners Plan, and the Variable Stock Incentive program will be delivered under the 2007 Stock Incentive Plan, AIG’s Amended and Restated 2002 Stock Incentive Plan or AIG’s Amended and Restated 1999 Stock Option Plan, as applicable.

The following table sets forth outstanding equity-based awards held by each named executive as of December 31, 2010. All of these outstanding equity-based awards relate to shares of AIG Common Stock.

Item 11.  Continued

Name	Plan	# of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (4)
Frederick W. Geissinger	AIG Sr. Partner Plan (1)	162	$ 9,334
	AIG – DCPPP (2)	160	9,219
	SICO DCPPP (3)	540	31,114
Donald R. Breivogel, Jr.	AIG Partner Plan (1)	33	$ 1,901
	AIG – DCPPP (2)	68	3,918
Bradford D. Borchers	-	-	$ -
Raymond S. Brown	-	-	$ -
Robert A. Cole	AIG Partner Plan (1)	33	$ 1,901
	AIG – DCPPP (2)	68	3,918

(1)

Represents restricted stock units granted under the AIG Partners Plan for the January 1, 2006 - December 31, 2007 performance period. The restricted stock units will vest in equal installments promptly after the fourth and sixth anniversaries of the first day of each of the performance periods, unless vesting is accelerated upon a named executive’s death, disability or termination of employment due to retirement at or after age 65. Any unvested awards generally will be forfeited if the named executive ceases employment for any other reason.

(2)

The AIG Deferred Compensation Profit Participation Plan (DCPPP) was modeled on plans previously provided by Starr International Company (SICO), described in footnote 3 below, except that it is administered by AIG and its costs are borne directly by AIG. Under the AIG DCPPP, in 2007 participants were awarded time-vested RSUs based upon the number of plan units they had been granted. The second fifty percent of these time-vested RSUs vested in May 2010. The remaining time-vested RSUs will vest in 2012.

(3)

Prior to 2005, key employees participated in a series of two-year Deferred Compensation Profit Participation Plans that historically were provided by SICO, a major shareholder of AIG that provided compensation plans for certain AIG executives. The original SICO Plan came into being in 1975. Mr. Geissinger has 540 remaining shares that will be settled in 2011 because of the sale of the Company and his age.

(4)

Amounts reported in this column are calculated based on AIG’s closing sale price, as reported on the New York Stock Exchange (NYSE) on December 31, 2010, of $57.62 per share.

Item 11.  Continued

Vesting of Stock-Based Awards During 2010

The following table sets forth the amounts notionally realized in accordance with SEC rules by each named executive as a result of the exercise, settlement or vesting of stock-based awards in 2010.

	Option Awards (1)		Stock Awards (2)
Name	# of Shares Acquired on Vesting	Value Realized on Vesting	# of Shares Acquired on Vesting	Value Realized on Vesting
Frederick W. Geissinger	-	$ -	15,055	$1,201,625
Donald R. Breivogel, Jr.	28,955	306,923	120	4,359
Bradford D. Borchers	21,993	233,126	-	-
Raymond S. Brown	21,423	227,084	-	-
Robert A. Cole	25,536	270,682	120	4,359

(1)

Represents SARs awards granted in 2010 that were settled in December 2010 in connection with the November 30, 2010 sale of the Company.

(2)

Represents the following stock-based awards held by Mr. Geissinger that vested in 2010: (i) the Variable Stock Incentive award (13,788 RSUs of AIG common stock) that immediately vested on the date of grant but is subject to transfer restrictions until March 2013, (ii) one year Stock Salary at 119 fully vested LTPUs, (iii) three year Stock Salary of 587 fully vested LTPUs, (iv) RSUs granted for 2006 performance year under the AIG DCPPP (161), and (v) RSUs granted for 2007 performance year under the AIG DCPPP (400). For Messrs. Breivogel and Cole, the amounts represent the vesting of time-vested RSUs granted for the 2006 Partners Plan (40 RSUs) and 2007 performance year under AIG DCPPP (80 RSUs).

Pension Benefits

Eligible employees of the Company participated in tax-qualified and nonqualified defined benefit retirement plans maintained by AIG. These retirement plans provide retirement benefits for eligible employees whose length of service allows them to vest in and receive these benefits. Eligible employees who are citizens of the United States or non-citizens working in the United States had been covered under the American International Group, Inc. Retirement Plan (the AIG Retirement Plan), a U.S. tax-qualified defined benefit retirement plan, through December 31, 2010. On January 1, 2011, SLFI created its own Retirement Plan and assumed the obligations under the AIG Retirement Plan with respect to the Company’s employees and retirees. Participants whose formula benefit is restricted from being fully paid from the tax-qualified retirement plan due to IRS limits on compensation are eligible to participate in the Excess Retirement Income Plan.

The SLFI tax-qualified Retirement Plan and Excess Retirement Income Plan formula ranges from 0.925 percent to 1.425 percent times average final compensation for each year of credited service accrued since April 1, 1985, up to 44 years, and 1.25 percent to 1.75 percent times average final compensation of a participant for each year of credited service accrued prior to April 1, 1985, up to 40 years. For participants who retire after the normal retirement age of 65, the retirement benefit is actuarially increased to reflect the later benefit commencement date. Because Mr. Geissinger was a member of AIG’s Top 26-100 group for 2010, pursuant to the TARP Standards, there was a freeze on future benefit accruals with regard to his benefits under the Excess Retirement Income Plan. Now that he no longer is subject to TARP Standards, Mr. Geissinger is permitted to accrue additional benefits.

Item 11.  Continued

For purposes of both the tax-qualified Retirement Plan and the Excess Retirement Income Plan, average final compensation is the average annual pensionable salary of a participant during those three consecutive years in the last ten years of credited service that afford the highest such average. Final average compensation does not include amounts attributable to overtime pay, supplemental cash incentive payments, annual cash bonuses or long-term incentive awards, except for the branch operations incentive plan.

Early retirement benefits. The tax-qualified Retirement Plan and the Excess Retirement Income Plan provide for reduced early retirement benefits. These benefits are available to participants who have reached age 55 and have ten or more years of credited service. The Excess Retirement Income Plan provides reduced early retirement benefits to participants who have reached age 60 with five or more years of service, or who have reached age 55 with ten or more years of credited service, unless otherwise determined.

In the case of early retirement, participants in the tax-qualified Retirement Plan and the Excess Retirement Income Plan will receive the plan formula benefit projected to normal retirement at age 65 (using average final salary as of the date of early retirement), but prorated based on years of actual service, then reduced by three, four or five percent (depending on age and years of service at retirement) for each year that retirement precedes age 65. Participants in the tax-qualified Retirement Plan with at least ten years of continuous service have a vested reduced retirement allowance pursuant to which, in the case of termination of employment prior to reaching age 55, such participants may elect to receive a reduced early retirement benefit commencing at any date between age 55 and age 65. Participants in the tax-qualified Retirement Plan and the Excess Retirement Income Plan can not choose to receive a lump sum payment upon normal or early retirement. At December 31, 2010, Mr. Geissinger was eligible for full retirement and Messrs. Cole and Brown were eligible for early retirement.

Death and disability benefits. Each of the tax-qualified Retirement Plan and the Excess Retirement Income Plan also provides for death and disability benefits. The tax-qualified and the Excess Retirement Income Plan generally provide a death benefit to active participants who die before age 65 equal to 50 percent of the benefit the participant would have received if he had terminated employment on his date of death, survived until his earliest retirement date and elected a 50 percent joint and survivor annuity.

Under the tax-qualified Retirement Plan and the Excess Retirement Income Plan, participants continue to accrue credited service while receiving payments under SLFI’s sponsored long-term disability plan or during periods of unpaid medical leave before reaching age 65 if they have at least ten years of service when they become disabled. Participants who have less than ten years of credited service when they become disabled continue to accrue credited service for a maximum of three additional years.

As with other retirement benefits, in the case of death and disability benefits, the formula benefit under the Excess Retirement Income Plan is reduced by amounts payable under the tax-qualified Retirement Plan.

Supplemental Executive Retirement Agreement (SERA). The SERA is a plan implemented between American General Corporation (a predecessor holding company of the Company) and Mr. Geissinger on May 1, 2000 and adopted by the Company on December 23, 2010. The Plan provided supplemental retirement benefits for Mr. Geissinger for the years prior to AIG’s acquisition of AGC. For purposes of SERA, final average compensation is the sum (divided by three) of base salary and certain incentive payments received with respect to the three calendar years (whether or not consecutive) ending within the last 60 months of August 29, 2004 which produce the highest total of such base salary and incentive payments, not including certain deferred payments.

Item 11.  Continued

With respect to retirement upon or after age 62, the SERA provides a benefit equal to 67.2 percent of Mr. Geissinger’s final average compensation multiplied by a fraction equal to his years of service, not in excess of 28 years, divided by 28, and reduced in total by the monthly benefits payable to him from the Retirement Plan, the Excess Retirement Income Plan, social security, and any predecessor plan.

2010 pension benefits. The following table details the accumulated benefits for the named executives under the tax-qualified Retirement Plan, the Excess Retirement Income Plan, and, in the case of Mr. Geissinger, the SERA. In accordance with SEC rules, the accumulated benefits are presented as if they were payable upon the named executive’s normal retirement at age 65. None of the named executives has been granted extra years of credited service under the defined benefit plans described above.

Name	Plan Name	# of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During 2010
Frederick W. Geissinger	Retirement Plan	16.917	$ 557,370	$ -
	Excess Retirement Income Plan	15.917	1,786,132	-
	Supplemental Executive Retirement Agreement	10.583	1,924,348	-
	Total		$4,267,850	$ -
Donald R. Breivogel, Jr.	Retirement Plan	22.000	$ 317,920	$ -
	Excess Retirement Income Plan	22.000	122,075	-
	Total		$ 439,995	$ -
Bradford D. Borchers	Retirement Plan	26.000	$ 321,289	$ -
	Excess Retirement Income Plan	26.000	13,053	-
	Total		$ 334,342	$ -
Raymond S. Brown	Retirement Plan	20.917	$ 549,153	$ -
	Excess Retirement Income Plan	20.917	-	-
	Total		$ 549,153	$ -
Robert A. Cole	Retirement Plan	21.750	$ 518,919	$ -
	Excess Retirement Income Plan	21.750	191,929	-
	Total		$ 710,848	$ -

(1)

The actuarial present values of the accumulated benefits are based on service and earnings as of December 31, 2010 (the pension plan measurement date for purposes of our financial statement reporting). Benefit accruals in the Excess Retirement Income Plan ceased on December 11, 2009 for Mr. Geissinger due to the implementation of TARP standards. The freeze no longer applies because of the sale of the Company.

Assumptions used in the calculation of the present value of accumulated benefits were discount rates of 5.58% for the Company’s Retirement Plan, 4.93% for the SERA, and 5.05% for the Excess Plan; 2011 Pension Protection Act static annuitant mortality tables, post retirement only; and normal retirement age (age 65 for the Company’s Retirement and Excess Plans; age 62 for the SERA) or current age if older.

Nonqualified Deferred Compensation

In addition to being eligible to participate in a U.S. tax qualified (401(k)) defined contribution plan, designated named executives are eligible to receive deferred incentive awards under the AG Supplemental Thrift Plan.

Item 11.  Continued

The AG Supplemental Thrift Plan (AG Plan) is a non-qualified savings plan established by American General Corporation (the Company’s predecessor parent) to credit employer matching contributions for amounts that could not be contributed to the tax-qualified 401(k) plan due to IRS limitations. Contributions to the AG Plan ceased after American General Corporation was acquired by AIG, but the amount accrued in this plan and earnings thereon have continued. Only Mr. Geissinger and Mr. Cole participate in this plan. The following table provides for the information regarding the AIG Plan.

Name and Plan	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (3)
Frederick W. Geissinger
AG Plan	$ -	$ -	$5,236	$ -	$181,229
Donald R. Breivogel, Jr.	$ -	$ -	$ -	$ -	$ -
Bradford D. Borchers	$ -	$ -	$ -	$ -	$ -
Raymond S. Brown	$ -	$ -	$ -	$ -	$ -
Robert A. Cole
AG Plan	$ -	$ -	$ 65	$ -	$ 2,251

(1)

The AIG Plan is a legacy grandfathered plan and has no registrant contributions.

(2)

Represents the earnings or loss since December 31, 2009.

(3)

Except for any increases or decreases in plan balances attributable to changes in the value of AIG Common Stock, the AIG Plan balances would have been reported as compensation in prior years if the Company had been subject to the same executive compensation disclosure rules in prior years.

Potential Payments and Benefits on Termination

For all named executives, SEC rules require presentation of the payments and benefits that each of these named executives would have been provided if his employment had been terminated on December 31, 2010, under the circumstances indicated in the following table.

AIG Executive Severance Plan. Messrs. Geissinger, Breivogel, Brown and Cole were participants in AIG’s Executive Severance Plan (AIG-ESP) on November 30, 2010. Mr. Borchers was not a participant because he was not eligible under the AIG-ESP. Only participants in the Sr. Partners or the Partners Plan were eligible for the AIG-ESP and he was not a participant in the Partners Plan. His severance benefits are calculated using the standard SLFC employee Severance Plan, as are the severance benefits of all other employees.

SLFI adopted its own Executive Severance Plan (ESP) for employees of SLFI and its subsidiaries on March 11, 2011, retroactive to November 30, 2010, similar to the AIG-ESP. Under the ESP, eligible participants at the named executive’s level will receive payments or benefits if their employment is terminated by the Company without “Cause”, or if the named executive resigns with “Good Reason,” as defined in the ESP. “Cause” generally means the participant’s failure to perform his or her duties, misconduct, material violation of applicable codes of conduct, or conviction or plea of guilty or no contest to a felony or lesser crime involving fraud or dishonesty.

Item 11.  Continued

In the event of a termination without “Cause,” or resignation for “Good Reason,” Messrs. Geissinger, Breivogel, Brown and Cole were entitled to the following severance benefits based upon a December 31, 2010 termination of employment:  one-twelfth of the sum of his or her annual base salary, supplemental bonuses, and three-year-average of annual cash bonuses, multiplied by the number of months in the severance period for a severance period of up to twelve months for the named executives other than Mr. Geissinger that is based on the executive’s seniority or length of service. Mr. Geissinger is a grandfathered participant in the ESP and, as a result, is eligible for 13 months of severance. Unvested long-term awards (other than TARP RSUs) continue to vest during the severance period and are forfeited if not vested or settled as of the end of the severance period. Each participant is also eligible to receive continued health and group life insurance benefits on the same terms as active employees during the severance period. Any severance payments that would otherwise be payable under the ESP will be offset by any amounts resulting from the participant’s subsequent employment by another employer. The executive is required to sign a severance and release agreement in order to be eligible for severance benefits and to comply with the terms of such agreement in order to continue receiving benefits.

In order to receive the severance benefits provided under the ESP, the participant must generally execute a release of claims in favor of the Company.

The following table shows the payments and benefits that the named executives would have been eligible to receive if their employment had been terminated as of December 31, 2010. These payments and benefits would be provided by the Company. This table does not include benefits generally available to all salaried employees, such as life insurance benefits.

Item 11.  Continued

Name and Principal Position	Severance (1)	Medical and Life Insurance (2)	Pension Plan Credit (3)	Unvested Stock Awards (4)	Total
Frederick W. Geissinger Resignation	$ -	$ -	$4,267,850	$ -	$4,267,850
Involuntary Termination (without cause)	930,764	27,248	4,278,411	-	5,236,423
Death	-	-	3,463,629	49,667	3,513,296
Disability	-	-	4,267,850	49,667	4,317,517
Retirement	-	-	4,267,850	49,667	4,317,517
Donald R. Breivogel, Jr. Resignation	$ -	$ -	$ 339,747	$ -	$ 339,747
Involuntary Termination (without cause)	380,748	16,440	363,463	-	760,651
Death	-	-	209,531	5,819	215,350
Disability	-	-	757,293	5,819	763,112
Retirement	-	-	339,747	-	339,747
Bradford D. Borchers Resignation	$ -	$ -	$ 337,526	$ -	$ 337,526
Involuntary Termination (without cause)	163,942	9,272	337,526	-	510,740
Death	-	-	171,770	-	171,770
Disability	-	-	666,669	-	666,669
Retirement	-	-	337,526	-	337,526
Raymond S. Brown Resignation	$ -	$ -	$ 586,073	$ -	$ 586,073
Involuntary Termination (without cause)	288,525	15,096	608,408	-	912,029
Death	-	-	316,996	-	316,996
Disability	-	-	635,398	-	635,398
Retirement	-	-	586,073	-	586,073
Robert A. Cole Resignation	$ -	$ -	$ 780,899	$ -	$ 780,899
Involuntary Termination (without cause)	365,744	12,168	870,531	-	1,248,443
Death	-	-	393,285	5,819	399,104
Disability	-	-	914,379	5,819	920,198
Retirement	-	-	780,899	-	780,899

(1)

The amounts reported in this column represent the cash severance payments provided for under the ESP, which was adopted by SLFI. No severance payments are triggered by a Change in Control.

(2)

The amounts reported represent the cost to the Company of continued health and group life insurance benefits provided for under the ESP. If eligible for retiree medical and life insurance benefits, these named executives are covered under the Company’s retiree medical and life insurance plan provisions as any other employee with similar seniority.

(3)

The amounts in this column for termination due to permanent disability represent the increase in the present value, if any, of the named executive’s accumulated pension benefits, representing additional years of credited service that would accrue during participation in SLFI’s long-term disability plan. The amount shown for all of the termination events is the increase above the accumulated value of pension benefits shown in the 2010 Pension Benefits Table, calculated using the same assumptions.

The present value, if any, for termination involuntarily by the Company reflects additional service equal under the qualified pension plan to the severance period under the ESP. For an involuntary termination by the Company without cause where the executive is entitled to a benefit reflecting service during the severance period, the pension plan credit assumes that the qualified plan benefit will be payable at the end of the severance period or when first eligible to retire, if later.

Item 11.  Continued

Death benefits under SLFI pension plans generally are no more than half of normal retirement benefits and would result in a loss of value on a present value basis for all of the named executives who participate in AIG’s pension plans. All termination benefits, except disability benefits, are assumed to commence at the earliest permissible retirement date. Disability benefits are assumed to commence at age 65.

For information on pension benefits generally, see “— Pension Benefits.”

(4)

The amounts in this column represent the total market value (based on the closing sale price on the NYSE of $57.62 on December 31, 2010) of shares of AIG Common Stock underlying unvested equity-based awards under the DCPPP, the Partners Plan, and SICO. Stock-based award holdings at the end of 2010 are detailed in the Outstanding Equity Awards at December 31 2010 Table.  With respect to a Change in Control, no acceleration of vesting will occur. All outstanding equity grants are forfeited except Mr. Geissinger’s Variable Stock grant which is already vested and will payout as scheduled.

Compensation of Directors

Messrs. Jacobs and Keller, our independent directors, each receive an annual fee of $75,000. Mr. Jacobs, as the sole member and chairman of the Audit Committee, receives an additional fee of $10,000. Messrs. Jacobs and Keller were elected to the Board on November 30, 2010 and therefore each received $6,250 for their 2010 Board service. For his 2010 Audit Committee service, Mr. Jacobs received an additional $833. Each of Messrs. Jacobs and Keller is also a director of SLFI. We do not allocate the compensation of directors between SLFI and SLFC.

We do not separately compensate our directors who also are employees or who are otherwise affiliated with us. Other than Messrs. Jacobs and Keller, none of the directors who served on the Board during the fiscal year ended December 31, 2010 were separately compensated, as the other directors were either employees or were otherwise affiliated with us.

Compensation Committee Interlocks and Insider Participation

Prior to the FCFI Transaction, we did not have a separately-designated standing Compensation Committee and compensation decisions regarding our Chief Executive Officer were made by AIG (since 2009, AIG’s Compensation and Management Resources Committee and the Special Master for TARP Executive Compensation) and compensation decisions regarding other executive officers and directors were made by our Chief Executive Officer, with input from managers. Subsequent to the FCFI Transaction and prior to the establishment of a Compensation Committee of the Board of Directors, compensation decisions regarding our Chief Executive Officer and independent directors were made by principals of Fortress Investment Group LLC, including by our director Wesley R. Edens, and compensation decisions regarding our other executive officers were made by our Chief Executive Officer. All of the compensation decisions regarding our executive officers and directors for 2010 and 2011, including our Chief Executive Officer, have been approved by the Compensation Committee of our Board of Directors, which was established in March 2011 and is comprised of Messrs. Edens and Nardone.

For the reasons described in Item 13. Certain Relationships and Related Transactions, and Director Independence of this report, Messrs. Edens and Nardone may be deemed to own the shares listed as beneficially owned by FIF HE Holdings LLC (FIF HE Holdings), which owns 100% of Nationstar. On January 31, 2011, MorEquity, Springleaf Home Equity, Inc., and Springleaf Financial Services of

Item 11.  Continued

Arkansas, Inc. (collectively, the Owners), each of which is a direct or indirect subsidiary of SLFC, entered into a subservicing agreement with Nationstar, dated as of February 1, 2011, whereby all of the centralized real estate mortgage loans from time to time owned by the Owners (approximately $3.3 billion as of December 31, 2010) (the Portfolio Loans) are subserviced by Nationstar. Nationstar is a non-subsidiary affiliate of SLFC and the Owners. On January 31, 2011, MorEquity and Nationstar also entered into two other subservicing agreements, both dated as of February 1, 2011, whereby Nationstar subservices certain residential mortgage loans that MorEquity previously serviced for two securitizations, known as the American General Mortgage Loan Trust 2006-1 and the American General Mortgage Loan Trust 2010-1, totaling approximately $1.2 billion as of December 31, 2010 (the Securitized Loans). The Portfolio Loans and the Securitized Loans are referred to as the “Loans.”

The subservicing agreements require Nationstar to subservice the Loans on behalf of the Owners consistent with its normal servicing practices and, as applicable, the terms of the Loans and securitization documents. The subservicing agreements will not affect the servicing of branch-based mortgage loans by other SLFC subsidiaries. Nationstar will receive certain fees for its subservicing services, including the right to retain certain income incidental to servicing. Nationstar started subservicing on February 1, 2011. As of February 28, 2011, the Owners had paid approximately $1.2 million in fees to Nationstar. Mr. Edens and Mr. Nardone each disclaim beneficial ownership of such shares except to the extent of his respective pecuniary interest therein.

The Owners also entered into a marketing agreement on September 24, 2010 with Nationstar, permitting Nationstar to refinance certain first lien mortgage loans of existing customers of the Owners. On February 16, 2011, the Owners, by an amendment to the marketing agreement, further agreed to pay closing costs and reduce the principal amount of any such refinancing in an amount not to exceed six percent of the unpaid balance of the loan. Approximately $10.6 million in first mortgages have been modified under the refinancing program as of December 31, 2010, and Nationstar has received approximately $0.2 million from the Owners to pay closing costs and reduce the principal amount of refinancings under the marketing agreement as of February 28, 2011.

All of the executive officers of the Company are also executive officers of our parent and all of the directors of the Company also are directors of SLFI. Prior to the FCFI Transaction, neither the Company nor SLFI had a separately-designated standing compensation committee and, therefore, the Board of Directors of each such entity performed compensation committee functions for that entity. Executive officers of the Company who also are directors of the Company serve on the Board of Directors of SLFI, and executive officers of SLFI who also are directors of SLFI serve on the Board of Directors of the Company. Neither Mr. Edens nor Mr. Nardone, members of the Company’s Compensation Committee established in March 2011, has served as one of our or SLFI’s officers or employees at any time. None of our executive officers currently serves as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of the Board or the Compensation Committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of February 28, 2011, information regarding the only persons that the Company knows of that beneficially own more than 5% of the Company’s common stock. The Company is wholly owned by SLFI. SLFI is wholly owned by AGF Holding. AGF Holding is 80% owned by FCFI and 20% owned by ACC. FCFI holds 800 shares of voting Class A common stock of AGF Holding. ACC holds 150 shares of voting Class A common stock and 50 shares of non-voting Class B common stock of AGF Holding.

Name and Address of Beneficial Owner	Title of Class	Number of shares beneficially Owned	Percent of Class
Fortress Investment Group LLC (1) 1345 Avenue of the Americas New York , New York 10105	Common Stock	8,128,010 common shares	80% (2)
American International Group, Inc. (3) 180 Maiden Lane New York, New York 10038	Common Stock	2,032,003 common shares	20% (2)

(1)

AGF Holding is 80% directly owned by FCFI. Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund D), L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund F) L.P. and Fortress Investment Fund V (Fund G) L.P. (collectively the Fund V Funds) collectively own 100% of FCFI. FIG LLC is the investment manager of each of the Fund V Funds. Fortress Operating Entity I LP (FOE I) is the 100% owner of FIG LLC. FIG Corp. is the general partner of FOE I. FIG Corp. is a wholly owned subsidiary of Fortress. As of December 31, 2010, Mr. Edens owns approximately 14.92% of Fortress (Class A and B shares), and Mr. Nardone owns approximately 10.87% of Fortress (Class A and B shares). By virtue of their ownership interest in Fortress and certain of is affiliates, Mr. Edens and Mr. Nardone may be deemed to own the shares listed as beneficially owned by FCFI. Mr. Edens and Mr. Nardone each disclaim beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)

FCFI holds 800 shares of voting Class A common stock of AGF Holding. ACC holds 150 shares of voting Class A common stock and 50 shares of non-voting Class B common stock of AGF Holding.

(3)

AGF Holding is 20% directly owned by ACC. ACC is wholly owned by AIG.

SECURITY OWNERSHIP OF MANAGEMENT

The Company is wholly owned by SLFI.

Item 12.  Continued

The Company is 80% indirectly owned by certain investment funds managed by affiliates of Fortress. The number and percentage of Class A and Class B shares of Fortress common stock beneficially owned as of December 31, 2010 by the Company’s directors, executive officers named in the Summary Compensation Table (as set forth in Item 11) and directors and executive officers as a group were as follows:

Director or Executive Officer	Fortress Class A Shares Beneficially Owned		Fortress Class B Shares Beneficially Owned		Total Percentage of Fortress Voting Power (3)
	Number of Shares	Percent of Class (1)	Number of Shares	Percent of Class (2)
Frederick W. Geissinger	-	-	-	-	-
Bradford D. Borchers	-	-	-	-	-
Donald R. Breivogel, Jr.	-	-	-	-	-
Raymond S. Brown	-	-	-	-	-
Robert A. Cole	-	-	-	-	-
Wesley R. Edens	824,922	*	69,268,475	23.07%	14.92%
Susan Givens	42,935	*	-	-	*
Douglas A. Jacobs	93,975	*	-	-	*
Alpheus E. Keller II	1,000	*	-	-	*
Randal A. Nardone	720,001	*	50,342,520	16.77%	10.87%
Peter M. Smith	539,356	*	-	-	*
All directors and executive officers as a group (18 persons)	2,222,189	1.31%	119,610,995	39.83%	25.93%

*

Less than 1%

(1)

The percentage of beneficial ownership of Class A shares is based on 169,536,968 Class A shares outstanding as of December 31, 2010.

(2)

The percentage of beneficial ownership of Class B shares is based on 300,273,852 Class B shares outstanding as of December 31, 2010.

(3)

The total percentage of voting power is based on 169,536,968 Class A shares and 300,273,852 Class B shares outstanding as of December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

CERTAIN TRANSACTIONS

AIG and its Affiliates

Affiliate Lending. On May 11, 2010, SLFC made a loan of $750.0 million to AIG under a demand note agreement between SLFC and AIG dated May 11, 2010. The cash used to fund the loan came from operations and SLFC’s secured term loan, which closed in April 2010. The interest rate for the unpaid principal balance was one month London Interbank Offered Rate (LIBOR) plus 178 basis points. AIG could repay principal and interest at any time without penalty. On November 29, 2010, AIG repaid the $750.0 million promissory note, which included interest receivable to SLFC of $1.3 million.

On March 24, 2009, SLFC made a loan of $800.0 million to AIG under a demand note agreement between SLFC and AIG dated March 24, 2009. On August 11, 2009, SLFC made an additional loan of $750.0 million to AIG under the March 24, 2009 demand note agreement. The cash used to fund these loans came from asset sale and securitization proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009. At December 31, 2009, notes receivable from AIG totaled $1.6 billion, which included interest receivable of $0.9 million. On March 25, 2010, AIG repaid these demand promissory notes of $1.6 billion, which included interest payable to SLFC of $0.7 million. The interest rate for the unpaid principal balance was LIBOR plus 50 basis points. (AIG could repay principal and interest at any time without penalty.)

Each of these loans was made as short-term investment sources for excess cash. Interest revenue on these notes receivable from AIG totaled $11.2 million for the eleven months ended November 30, 2010 and $6.6 million in 2009.

Notes receivable from SLFI totaled $538.0 million at December 31, 2010, and $451.9 million at December 31, 2009, which included interest receivable of $1.9 million and $1.5 million, respectively. The interest rate for the unpaid principal balance is prime plus 100 basis points. Interest revenue on notes receivable from SLFI to SLFC totaled $1.9 million during the one month ended December 31, 2010, $16.4 million during the eleven months ended November 30, 2010, $14.1 million in 2009, and $19.5 million in 2008.

Cost Sharing Agreements. Prior to the FCFI Transaction, we were party to cost sharing agreements with AIG. Generally, these agreements provided for the allocation of shared corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. The charges included, but were not limited to, pension costs, certain senior management compensation and costs of various corporate services. During 2010, SLFI paid AIG $28.5 million for these shared corporate costs. We also reimbursed AIG Bank for costs associated with the remediation program related to the Supervisory Agreement.

Item 13.  Continued

Prior to the FCFI Transaction, we joined in the filing of a consolidated U.S. Federal income tax return with AIG and its eligible domestic subsidiaries. We were a party to a written agreement (the Tax Sharing Agreement) with AIG setting forth the manner in which the total consolidated U.S. Federal income tax was allocated to each entity that joined in the consolidated return. The Tax Sharing Agreement provided that AIG agreed not to charge us a greater portion of the consolidated tax liability than would have been paid by us had we filed a separate federal income tax return. Additionally, AIG agreed to reimburse us for any tax benefits arising out of net losses or tax credits, if any, within ninety days after the filing of the consolidated federal income tax return for the year in which such losses or tax credits were utilized by AIG. In connection with the closing of the FCFI Transaction, AIG and SLFI amended their tax sharing agreement, which terminated on the closing, (1) to provide that the parties’ payment obligations under the tax sharing agreement were limited to the payments required to be made by AIG to SLFI with respect to the 2009 taxable year, and (2) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to SLFI. Due to the amendment of the tax sharing agreement, SLFI did not receive a payment for the tax period ending November 30, 2010. As a result, we recorded a dividend to SLFI for the amount of the income tax receivable at the closing of the FCFI Transaction.

Reinsurance Agreements. Merit, a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $51.2 million at December 31, 2010 and $50.1 million at December 31, 2009.

Participation Agreement. Previously, we purchased private label receivables originated by AIG Bank, a subsidiary of AIG, under a participation agreement. Each of AIG Bank on the one hand and the Company’s subsidiaries on the other hand received compensation under the aforementioned agreement. The Company’s 2010 other revenues include $0.8 million as compensation received from AIG Bank for services rendered or activities undertaken by the Company's private label operations. During 2010, the Company paid $1.2 million to AIG Bank for private label services rendered to the Company. On September 30, 2010, the participation agreement was terminated, and we purchased the remaining accounts from AIG Bank for $49,000.

Derivatives. All of our derivative financial instruments are with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. We did not execute any new derivative contracts with AIGFP during 2010. See Note 19 for further information on our derivatives.

Contribution of Subsidiaries to SLFC. Effective January 1, 2010, SLFI contributed two of its wholly-owned subsidiaries to SLFC. The contribution included $300.3 million of finance receivables. At December 31, 2009, these subsidiaries owed an aggregate total of $278.9 million to SLFI under intercompany notes. As part of the January 1, 2010 transaction, SLFC established direct notes to the subsidiaries in the same amount and as a result, SLFI then reduced its intercompany borrowings from SLFC. Because the transaction was between entities under common control, we recorded the transaction by transferring the assets, liability, and equity from SLFI to SLFC at the carrying value that existed as of January 1, 2010.

Item 13.  Continued

Fortress and its Affiliates

Subservicing and Refinance Agreements. On January 31, 2011, MorEquity, Springleaf Home Equity, Inc., and Springleaf Financial Services of Arkansas, Inc. (collectively, the Owners), each of which is a direct or indirect subsidiary of SLFC, entered into a subservicing agreement with Nationstar Mortgage LLC (Nationstar), dated as of February 1, 2011, whereby all of the centralized real estate mortgage loans from time to time owned by the Owners (approximately $3.3 billion as of December 31, 2010) (the Portfolio Loans) are subserviced by Nationstar. Nationstar is a non-subsidiary affiliate of SLFC and the Owners. On January 31, 2011, MorEquity and Nationstar also entered into two other subservicing agreements, both dated as of February 1, 2011, whereby Nationstar subservices certain residential mortgage loans that MorEquity previously serviced for two securitizations, known as the American General Mortgage Loan Trust 2006-1 and the American General Mortgage Loan Trust 2010-1, totaling approximately $1.2 billion as of December 31, 2010 (the Securitized Loans). The Portfolio Loans and the Securitized Loans are referred to as the “Loans.”

The subservicing agreements require Nationstar to subservice the Loans on behalf of the Owners consistent with its normal servicing practices and, as applicable, the terms of the Loans and securitization documents. The subservicing agreements will not affect the servicing of branch-based mortgage loans by other SLFC subsidiaries. Nationstar will receive certain fees for its subservicing services, including the right to retain certain income incidental to servicing. Nationstar started subservicing on February 1, 2011. As of February 28, 2011, the Owners had paid approximately $1.2 million in fees to Nationstar.

The Owners also entered into a marketing agreement on September 24, 2010 with Nationstar, permitting Nationstar to refinance certain first lien mortgage loans of existing customers of the Owners. On February 16, 2011, the Owners, by an amendment to the marketing agreement, further agreed to pay closing costs and reduce the principal amount of any such refinancing in an amount not to exceed six percent of the unpaid balance of the loan. Approximately $10.6 million in first mortgages have been modified under the refinancing program as of December 31, 2010, and Nationstar has received approximately $0.2 million from the Owners to pay closing costs and reduce the principal amount of refinancings under the marketing agreement as of February 28, 2011.

FIF HE Holdings LLC (FIF HE Holdings) owns 100% of Nationstar. Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) L.P., Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) L.P., Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P., and Fortress Investment Fund IV (Fund G) L.P. (collectively the Fortress Funds) beneficially own approximately 98% of FIF HE Holdings. FIG LLC is the investment manager of the Fortress Funds. FOE I wholly owns FIG LLC. FIG Corp is the general partner of FOE I and is a wholly owned subsidiary of Fortress. As of December 31, 2010, Mr. Edens owns approximately 14.92% of Fortress and Mr. Nardone owns approximately 10.87% of Fortress. By virtue of their respective ownership interests in Fortress and certain of its affiliates, Mr. Edens or Mr. Nardone may be deemed to own the shares listed as beneficially owned by FIF HE Holdings. Mr. Edens and Mr. Nardone each disclaim beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item 13.  Continued

Review, Approval or Ratification of Transactions with Related Persons

We have not adopted a formal policy for reviewing related party transactions that are required to be disclosed under the SEC rules. The Board reviews related party transactions as required by our Code of Ethics and when otherwise desired by management or members of the Board. The Board did not approve the Fortress related party agreements. The Board approved certain AIG related party agreements.

Prior to the FCFI Transaction on November 30, 2010, we were an indirect wholly owned subsidiary of AIG and during that time AIG’s Board of Directors had a related-party transaction approval policy. Under this written policy, any transaction that involved more than $120,000 and would be required to be disclosed in AIG’s Proxy Statement, between AIG or any of its subsidiaries and any director or executive officer, or their related persons, had to be approved by the Nominating and Corporate Governance Committee of AIG. In determining whether to approve a related-party transaction, the Nominating and Corporate Governance Committee would consider:

•

Whether the terms of the transaction are fair to AIG and on terms at least as favorable as would apply if the other party was not or did not have an affiliation with a director, executive officer or employee of AIG;

•

Whether there are demonstrable business reasons for AIG to enter into the transaction;

•

Whether the transaction would impair the independence of a director; and

•

Whether the transaction would present an improper conflict of interest for any director, executive officer or employee of AIG, taking into account the size of the transaction, the overall financial position of the director, executive officer or employee, the direct or indirect nature of the interest of the director, executive officer or employee in the transaction, the ongoing nature of any proposed relationship and any other factors the Nominating and Corporate Governance Committee or its chairman deems relevant.

DIRECTOR INDEPENDENCE

We have certain debt securities listed on the NYSE, but our common stock is not listed on any exchange. The NYSE’s corporate governance standards do not generally apply to companies that list only debt securities on the exchange and, therefore, the NYSE does not require that a majority of our Board of Directors be independent. The NYSE does, however, require that, to the extent required by Rule 10A-3 under the Securities Exchange Act of 1934, debt-listed companies have an audit committee that satisfies the requirements of Rule 10A-3. Prior to the FCFI Transaction on November 30, 2010, we were exempt from the requirements of Rule 10A-3 because we were an indirect, wholly-owned, consolidated subsidiary of AIG (which has its common stock listed on the NYSE). We did not have any independent directors at that time. Effective upon consummation of the FCFI Transaction, two independent directors, Douglas L. Jacobs and Alpheus E. Keller II (the Independent Directors), were elected to the Board and an Audit Committee of the Board was established. Mr. Jacobs is the Chairman and sole member of the Company’s Audit Committee. Effective March 2011, a Compensation Committee of the Board was also established. Messrs. Edens and Nardone serve as members of the Compensation Committee, with Mr. Edens serving as Chairman. The Company does not have a separately designated nominating committee.

The Board has determined that the Independent Directors are “independent” as defined in the listing standards of the NYSE. The Board has not determined that any of the Company’s other eight directors (including the members of the Compensation Committee) are “independent.” In making its “independence” determination with respect to Messrs. Jacobs and Keller, the Board considered all relevant facts and circumstances, including the “independence” standards set forth in the NYSE rules. In doing so the Board affirmatively determined that neither of the Independent Directors, or any of their

Item 13.  Continued

family members, has had any material relationship with the Company (either directly, or as a partner, stockholder or officer of an organization that has a relationship with the Company), other than as a shareholder and director, within the last three years.

If our common stock were listed on the NYSE, we would be considered a “controlled company” under the NYSE rules because 50% of the voting power for the election of our directors is held by an individual, a group or another company. As a result, we would not be required to have a majority of our board of directors consist of independent directors. Similarly, we would not be required to have an independent nominating or compensation committee.

Item 14.  Principal Accountant Fees and Services.

Prior to November 30, 2010, one of AIG’s Audit Committee’s duties was to oversee our independent accountants, PricewaterhouseCoopers LLP, as the Predecessor Company did not have its own Audit Committee. AIG’s Audit Committee had adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including SLFC, and pre-approved 100% of the Predecessor Company’s audit-related fees in 2010 and 2009. Subsequent to November 30, 2010, the Company’s Audit Committee pre-approves all audit and non-audit services provided by PricewaterhouseCoopers LLP.

Independent accountant fees charged to SLFC and the related services were as follows:

Years Ended December 31,
(dollars in thousands)	2010	2009
Audit fees	$3,540	$2,706
Audit-related fees	156	-
Total	$3,696	$2,706

Audit fees in 2010 and 2009 were primarily for the audit of SLFC’s Annual Reports on Form 10-K, quarterly review procedures in relation to SLFC’s Quarterly Reports on Form 10-Q, statutory audits of insurance subsidiaries of SLFC, and audits of other subsidiaries of SLFC. Audit-related fees in 2010 were primarily for securitization procedures. There were no tax fees or other fees in 2010 or 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)

(1) and (2)  The following consolidated financial statements of Springleaf Finance Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2010 and 2009

Consolidated Statements of Operations, one month ended December 31, 2010, eleven months ended November 30, 2010, and years ended December 31, 2009 and 2008

Consolidated Statements of Shareholder’s Equity, one month ended December 31, 2010, eleven months ended November 30, 2010, and years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows, one month ended December 31, 2010, eleven months ended November 30, 2010, and years ended December 31, 2009 and 2008

Consolidated Statements of Comprehensive Income (Loss), one month ended December 31, 2010, eleven months ended November 30, 2010, and years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Schedule I--Condensed Financial Information of Registrant is included in Item 15(c).

All other financial statement schedules have been omitted because they are inapplicable.

(3)

Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 239 herein.

(b)

Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Item 15(c).

Schedule I – Condensed Financial Information of Registrant

Springleaf Finance Corporation

Condensed Balance Sheets

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Assets Net finance receivables	$ -	$ 234,590
Cash and cash equivalents	946,144	1,104,816
Investment in subsidiaries	2,321,549	3,019,104
Receivable from parent and affiliates	9,819,976	14,368,983
Notes receivable from parent and affiliates	525,103	2,055,217
Other assets	230,667	673,343
Total assets	$13,843,439	$21,456,053
Liabilities and shareholder’s equity Long-term debt, 0.55% - 9.00%, due 2011 – 2067	$10,608,078	$16,574,964
Short-term debt	-	2,300,459
Payable to parent and affiliates	399,307	-
Deferred and accrued taxes	950,365	-
Other liabilities	186,689	205,017
Total liabilities	12,144,439	19,080,440
Shareholder’s equity: Common stock	5,080	5,080
Additional paid-in capital	225,566	2,121,776
Other equity	(2,434)	1,846
Retained earnings	1,470,788	246,911
Total shareholder’s equity	1,699,000	2,375,613
Total liabilities and shareholder’s equity	$13,843,439	$21,456,053

See Notes to Condensed Financial Statements.

Schedule I, Continued

Springleaf Finance Corporation

Condensed Statements of Operations

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues Interest received from affiliates	$ 63,439	$789,271	$1,186,988	$ 1,452,493
Dividends received from subsidiaries	5,000	23,122	238,700	529,650
Finance charges	-	-	17,338	13,335
Other	4,123	83,086	(29,628)	(36,593)
Total revenues	72,562	895,479	1,413,398	1,958,885
Expenses Interest expense	58,883	713,660	1,015,926	1,223,234
Operating expenses	233	654	3,714	435,730
Total expenses	59,116	714,314	1,019,640	1,658,964
Income before (benefit from) provision for income taxes and equity in undistributed (overdistributed) net income of subsidiaries	13,446	181,165	393,758	299,921
(Benefit from) provision for income taxes	(7,595)	891	163,402	48,983
Income before equity in undistributed (overdistributed) net income of subsidiaries	21,041	180,274	230,356	250,938
Equity in undistributed (overdistributed) net income of subsidiaries	1,449,747	(184,728)	(704,221)	(1,558,172)
Net income (loss)	$1,470,788	$ (4,454)	$ (473,865)	$(1,307,234)

See Notes to Condensed Financial Statements.

Schedule I, Continued

Springleaf Finance Corporation

Condensed Statements of Cash Flows

	Successor Company		Predecessor Company
(dollars in thousands)	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities Net income (loss)	$ 1,470,788	$ (4,454)	$ (473,865)	$(1,307,234)
Reconciling adjustments: Equity in (undistributed) overdistributed net income of subsidiaries	(1,449,747)	184,728	704,221	1,558,172
Change in other assets and other liabilities	(154,115)	17,768	(34,505)	(47,940)
Change in taxes receivable and payable	148,351	(2,675)	(459,777)	36,418
Writedown of goodwill and other intangible assets	-	-	-	427,274
Other, net	1,245	14,217	28,677	25,508
Net cash provided by (used for) operating activities	16,522	209,584	(235,249)	692,198
Cash flows from investing activities Finance receivables originated or purchased from subsidiaries	-	-	(60,346)	(63,372)
Principal collections on finance receivables	-	234,590	108,004	49,082
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	-	-	-	(38,470)
Capital contributions to subsidiaries, net of return of capital	(143,247)	(545,018)	(1,190,868)	(541,914)
Change in receivable from parent and affiliates	325,191	4,223,816	7,632,404	216,649
Change in notes receivable from parent and affiliates	(10,228)	1,540,342	(1,652,282)	26,871
Other, net	-	2	(2,437)	(3,613)
Net cash provided by (used for) investing activities	171,716	5,453,732	4,834,475	(354,767)
Cash flows from financing activities Proceeds from issuance of long-term debt	-	-	-	2,592,560
Repayment of long-term debt	(81,704)	(4,059,799)	(4,021,077)	(3,764,709)
Change in short-term debt	(115,490)	(1,785,662)	(670,588)	(740,996)
Capital contributions from parent	10,500	21,929	604,386	218,000
Net cash used for financing activities	(186,694)	(5,823,532)	(4,087,279)	(1,695,145)
Increase (decrease) in cash and cash equivalents	1,544	(160,216)	511,947	(1,357,714)
Cash and cash equivalents at beginning of period	944,600	1,104,816	592,869	1,950,583
Cash and cash equivalents at end of period	$ 946,144	$ 944,600	$ 1,104,816	$ 592,869

See Notes to Condensed Financial Statements.

Schedule I, Continued

Springleaf Finance Corporation

Notes to Condensed Financial Statements

December 31, 2010

Note 1.  Accounting Policies

SLFC records its investments in subsidiaries at cost plus the equity in (overdistributed) undistributed net income of subsidiaries since the date of incorporation or, if purchased, the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with SLFC’s consolidated financial statements.

Note 2.  Receivable from Subsidiaries

SLFC provides funding to most of its finance subsidiaries for lending activities. SLFC charges these subsidiaries for this funding based on its interest expense rate plus a spread.

Note 3.  Long-term Debt

Long-term debt maturities for the five years after December 31, 2010 were as follows:  2011, $2.9 billion; 2012, $1.9 billion; 2013, $1.7 billion; 2014, $310.3 million; and 2015, $627.6 million.

Note 4.  Short-term Debt

Components of short-term debt were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Banks	$ -	$2,050,000
Notes payable to affiliate and subsidiaries	-	250,459
Total	$ -	$2,300,459

Note 5.  Subsidiary Debt Guarantee

Two SLFC subsidiaries are each required to maintain $1.0 million of direct committed lines of credit to comply with state regulations. SLFC guarantees any borrowings under these lines of credit. None of these subsidiaries have borrowed under these lines of credit.

One SLFC subsidiary is required to maintain a $100,000 direct committed line of credit to comply with state regulations. The subsidiary has not borrowed under this line of credit.

Schedule I, Continued

SLFC guarantees the bank borrowings of CommoLoCo, Inc., SLFC’s consumer financial services subsidiary that conducts business in Puerto Rico and the U.S. Virgin Islands. SLFC would be required to repay this debt if CommoLoCo, Inc.’s cash flows from operations and new debt issuances become inadequate. At December 31, 2010 and 2009, CommoLoCo, Inc. had no bank borrowings outstanding.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2011.

SPRINGLEAF FINANCE CORPORATION
By:	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.

/s/	Frederick W. Geissinger	/s/	Wesley R. Edens
	Frederick W. Geissinger		Wesley R. Edens
(Chairman, President, Chief Executive		(Director)
Officer, and Director - Principal Executive
Officer)
		/s/	Susan Givens
Susan Givens
/s/	Donald R. Breivogel, Jr.	(Director)
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer,
and Director – Principal Financial Officer)		/s/	Douglas L. Jacobs
Douglas L. Jacobs
(Director)
/s/	Leonard J. Winiger
Leonard J. Winiger
(Vice President, Controller, and Assistant		/s/	Alpheus E. Keller II
Secretary – Principal Accounting Officer)			Alpheus E. Keller II
(Director)

/s/	Bradford D. Borchers
	Bradford D. Borchers	/s/	Randal A. Nardone
(Director)			Randal A. Nardone
(Director)

/s/	Robert A. Cole
	Robert A. Cole	/s/	Peter M. Smith
(Director)			Peter M. Smith
(Director)

Exhibit Index

Exhibit

Number

(3)

a.

Amended and Restated Articles of Incorporation of Springleaf Finance Corporation (formerly American General Finance Corporation), as amended to date.

b.

Amended and Restated By-laws of Springleaf Finance Corporation, as amended to date.

(4)

a.

The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2010 under the following Indenture exceeds 10% of the Company’s total assets on a consolidated basis:

Indenture dated as of May 1, 1999 from Springleaf Finance Corporation (formerly American General Finance Corporation) to Wilmington Trust Company (successor trustee to Citibank, N.A.). Incorporated by reference to Exhibit (4)a.(1) filed as a part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-06155).

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

(10)

Supervisory Agreement, dated June 7, 2007, among AIG Federal Savings Bank, Wilmington Finance, Inc., Springleaf Finance, Inc. (formerly American General Finance, Inc.), and the Office of Thrift Supervision. Incorporated by reference to Exhibit (10) filed as part of the Company’s Current Report on Form 8-K dated June 7, 2007.

(10.1)

Letter Agreement dated July 8, 2009 between PennyMac Loan Services, LLC; Credit Suisse; and Springleaf Finance Corporation (formerly American General Finance Corporation). Incorporated by reference to Exhibit (10.6) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

(10.2)

Commitment to Purchase Financial Instrument and Service Participation Agreement dated July 17, 2009 between MorEquity, Inc. and the Federal National Mortgage Association. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated July 17, 2009.

(10.3)

Mortgage Loan Purchase Agreement dated July 30, 2009 between MorEquity, Inc., Springleaf Financial Services of Arkansas, Inc. (formerly American General Financial Services of Arkansas, Inc.), Springleaf Home Equity, Inc. (formerly American General Home Equity, Inc.), Springleaf Finance Corporation (formerly American General Finance Corporation), and Third Street Funding LLC. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated July 30, 2009.

Exhibit Index (Continued)

Exhibit

Number

(10.4)

Purchase Agreement dated July 30, 2009 between Third Street Funding LLC and Credit Suisse Securities (USA) LLC. Incorporated by reference to Exhibit (10.2) to the Company’s Current Report on Form 8-K dated July 30, 2009.

(10.5)

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

(10.6)

Demand Promissory Note between Springleaf Finance Corporation (formerly American General Finance Corporation) and American International Group, Inc. dated August 11, 2009. Incorporated by reference to Exhibit (10.7) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

(10.7)

Mortgage Loan Purchase Agreement dated January 31, 2010 between MorEquity, Inc., Springleaf Financial Services of Arkansas, Inc. (formerly American General Financial Services of Arkansas, Inc.), Springleaf Home Equity, Inc. (formerly American General Home Equity, Inc.), Springleaf Finance Corporation (formerly American General Finance Corporation), and Sixth Street Funding LLC. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

(10.8)

Pooling and Servicing Agreement dated January 31, 2010 between Sixth Street Funding LLC; Wells Fargo Bank, N.A.; MorEquity, Inc.; Green Tree Servicing LLC; and U.S. Bank National Association. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

(10.9)

Purchase Agreement dated March 29, 2010 between Sixth Street Funding LLC, RBS Securities Inc., and Springleaf Finance Corporation (formerly American General Finance Corporation). Incorporated by reference to Exhibit (10.3) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

(10.10)

Credit Agreement dated April 21, 2010 between Springleaf Financial Funding Company (formerly AGFS Funding Company), Springleaf Finance Corporation (formerly American General Finance Corporation), Bank of America, N.A., Deutsche Bank Securities Inc., various Co-Documentation Agents, and Other Lenders Party Thereto. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated April 21, 2010.

(10.11)

Demand Promissory Note and Demand Note Agreement between Springleaf Finance Corporation (formerly American General Finance Corporation) and American International Group, Inc. dated May 11, 2010. Incorporated by reference to Exhibit (10.5) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Exhibit Index (Continued)

Exhibit

Number

(10.12)*

Form of Indemnification Agreement between Springleaf Finance Corporation and each of its directors dated as of November 30, 2010. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated December 2, 2010.

(10.13)*

Springleaf Finance, Inc. Excess Retirement Income Plan dated as of January 1, 2011. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated December 3, 2010.

(10.14)*

Supplemental Executive Retirement Agreement dated as of November 30, 2010 between Springleaf Finance, Inc. and Frederick W. Geissinger. Incorporated by reference to Exhibit (10.2) to the Company’s Current Report on Form 8-K dated December 3, 2010.

(10.15)*

Springleaf Finance, Inc. Executive Severance Plan dated as of November 30, 2010.

(10.16)*

Springleaf Finance, Inc. Sale Completion Incentive Program.

(10.17)

Subservicing Agreement, dated as of February 1, 2011, among MorEquity, Inc., Springleaf Financial Services of Arkansas, Inc. (formerly American General Financial Services of Arkansas, Inc.), and Springleaf Home Equity, Inc. (formerly American General Home Equity, Inc.), as owners and as servicers, and Nationstar Mortgage LLC, as subservicer (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated February 4, 2011.

(10.18)

Subservicing Agreement (American General Mortgage Loan Trust 2006-1), dated as of February 1, 2011, between MorEquity, Inc., as servicer, and Nationstar Mortgage LLC, as subservicer (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference to Exhibit (10.2) to the Company’s Current Report on Form 8-K dated February 4, 2011.

(10.19)

Subservicing Agreement (American General Mortgage Loan Trust 2010-1), dated as of February 1, 2011, between MorEquity, Inc., as servicer, and Nationstar Mortgage LLC, as subservicer (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference to Exhibit (10.3) to the Company’s Current Report on Form 8-K dated February 4, 2011.

(12)

Computation of ratio of earnings to fixed charges

(21)

Subsidiaries of Springleaf Finance Corporation

(31.1)

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation

Exhibit Index (Continued)

Exhibit

Number

(31.2)

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of Springleaf Finance Corporation

(32)

Section 1350 Certifications

*

Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).