Form 10-Q
period 2011-09-30
SPRINGLEAF FINANCE CORP
filed 2011-11-14
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 14, 2011, there were 10,160,014 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands)	Successor Company
	September 30, 2011	December 31, 2010
Assets

Net finance receivables:
Real estate loans (includes loans of consolidated VIEs of $2.3 billion in 2011 and $2.1 billion in 2010)	$10,254,985	$11,064,444
Non-real estate loans	2,611,323	2,615,969
Retail sales finance	381,769	491,185

Net finance receivables	13,248,077	14,171,598
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.5 million in 2011 and $0.1 million in 2010)	(56,950)	(7,120)

Net finance receivables, less allowance for finance receivable losses	13,191,127	14,164,478
Investment securities	734,084	745,846
Cash and cash equivalents	1,170,650	1,381,534
Notes receivable from parent	537,989	537,989
Restricted cash (includes restricted cash of consolidated VIEs of $22.6 million in 2011 and $30.9 million in 2010)	67,054	320,662
Other assets	679,760	982,451

Total assets	$16,380,664	$18,132,960

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $1.3 billion in 2011 and 2010)	$13,707,929	$14,940,989
Insurance claims and policyholder liabilities	322,704	340,203
Other liabilities	379,380	607,788
Deferred and accrued taxes	467,806	552,854

Total liabilities	14,877,819	16,441,834

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	236,072	225,576
Accumulated other comprehensive income (loss)	7,963	(2,434)
Retained earnings	1,253,730	1,462,904

Total shareholder’s equity	1,502,845	1,691,126

Total liabilities and shareholder’s equity	$16,380,664	$18,132,960

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest income:
Finance charges	$461,877	$444,414	$1,401,173	$1,365,274
Finance receivables held for sale originated as held for investment	—	—	—	20,418

Total interest income	461,877	444,414	1,401,173	1,385,692

Interest expense:
Interest expense	301,200	264,759	968,616	761,564
Reclassification from accumulated other comprehensive income (loss) related to cash flow hedges	848	12,818	(828)	39,392

Total interest expense	302,048	277,577	967,788	800,956

Net interest income	159,829	166,837	433,385	584,736
Provision for finance receivable losses	81,379	119,227	227,410	358,802

Net interest income after provision for finance receivable losses	78,450	47,610	205,975	225,934

Other revenues:
Insurance	29,923	30,753	88,218	93,634
Investment:
Investment	9,024	13,602	29,296	38,971
Reclassification from accumulated other comprehensive income (loss) related to net realized losses on investment securities	(379)	(637)	(2,894)	(7,740)
Gain on early extinguishment of secured term loan	—	—	10,664	—
Other:
Other	64,315	(114,438)	(61,812)	141,353
Reclassification from accumulated other comprehensive income (loss) related to cash flow hedges	(55,450)	139,000	49,091	(33,726)

Total other revenues	47,433	68,280	112,563	232,492

Other expenses:
Operating expenses:
Salaries and benefits	92,614	123,111	278,802	320,450
Other operating expenses	75,197	95,819	255,631	262,598
Insurance losses and loss adjustment expenses	15,113	9,304	27,845	36,134

Total other expenses	182,924	228,234	562,278	619,182

Loss before benefit from income taxes	(57,041)	(112,344)	(243,740)	(160,756)
Benefit from income taxes	(7,340)	(90,585)	(79,566)	(195,682)

Net (loss) income	$(49,701)	$(21,759)	$(164,174)	$34,926

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net (loss) income	$(49,701)	$(21,759)	$(164,174)	$34,926

Other comprehensive income (loss):
Net unrealized (losses) gains on:
Investment securities on which other-than-temporary impairments were taken	(669)	1,365	(511)	8,289
All other investment securities	(538)	12,323	12,810	32,387
Cash flow hedges*	(42,088)	94,446	50,641	(102,800)
Foreign currency translation adjustments	(3,761)	6,595	52	(3,877)
Income tax effect:
Net unrealized losses (gains) on:
Investment securities on which other-than-temporary impairments were taken	234	(478)	179	(2,901)
All other investment securities	189	(4,312)	(4,483)	(11,335)
Cash flow hedges	14,731	(33,056)	(17,725)	35,980
Foreign currency translation adjustments	—	3,656	—	3,656
Valuation allowance on deferred tax assets for:
Investment securities	—	5,014	—	13,266
Cash flow hedges	—	(11,108)	—	(10,389)
Foreign currency translation adjustments	—	(3,656)	—	(3,656)

Other comprehensive (loss) income, net of tax, before reclassification adjustments	(31,902)	70,789	40,963	(41,380)

Reclassification adjustments included in net (loss) income:
Net realized losses on investment securities	379	637	2,894	7,740
Cash flow hedges*	56,298	(126,182)	(49,919)	73,118
Income tax effect:
Realized losses on investment securities	(133)	(223)	(1,013)	(2,709)
Cash flow hedges	(19,704)	44,164	17,472	(25,591)

Reclassification adjustments included in net (loss) income, net of tax	36,840	(81,604)	(30,566)	52,558

Other comprehensive income (loss), net of tax	4,938	(10,815)	10,397	11,178

Comprehensive (loss) income	$(44,763)	$(32,574)	$(153,777)	$46,104

*	We revised our presentation from the prior period to reflect our cash flow hedges on a gross basis. In the prior year, these swap agreements were incorrectly presented on a net basis totaling a $31.7 million net loss for the three months ended September 30, 2010 and a $29.7 million net loss for the nine months ended September 30, 2010. This revision had no impact on our other comprehensive income (loss) for the three and nine months ended September 30, 2010.

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity

(Unaudited)

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
Predecessor Company

Balance, January 1, 2010	$5,080	$2,121,777	$1,846	$246,911	$2,375,614
Capital contributions from parent and other	—	20,000	—	—	20,000
Change in net unrealized gains (losses):
Investment securities	—	—	44,737	—	44,737
Cash flow hedges	—	—	(29,682)	—	(29,682)
Foreign currency translation adjustments	—	—	(3,877)	—	(3,877)
Net income	—	—	—	34,926	34,926

Balance, September 30, 2010	$5,080	$2,141,777	$13,024	$281,837	$2,441,718

Successor Company

Balance, January 1, 2011	$5,080	$225,576	$(2,434)	$1,462,904	$1,691,126
Capital contributions from parent and other	—	10,496	—	—	10,496
Change in net unrealized gains:
Investment securities	—	—	9,876	—	9,876
Cash flow hedges	—	—	469	—	469
Foreign currency translation adjustments	—	—	52	—	52
Net loss	—	—	—	(164,174)	(164,174)
Dividends	—	—	—	(45,000)	(45,000)

Balance, September 30, 2011	$5,080	$236,072	$7,963	$1,253,730	$1,502,845

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company
Nine Months Ended September 30,	2011	2010
Cash Flows from Operating Activities
Net (loss) income	$(164,174)	$34,926
Reconciling adjustments:
Provision for finance receivable losses	227,410	358,802
Depreciation and amortization	197,751	114,499
Deferral of finance receivable origination costs	(32,174)	(27,903)
Deferred income tax (benefit) charge	(88,327)	347
Net realized losses on investment securities	2,894	7,740
Change in other assets and other liabilities	67,636	(53,434)
Writedowns and net loss on sales of real estate owned	52,211	32,369
Gain on early extinguishment of secured term loan	(10,664)	—
Change in insurance claims and policyholder liabilities	(17,499)	(27,557)
Change in taxes receivable and payable	(57,406)	(201,777)
Change in accrued finance charges	8,247	30,522
Change in restricted cash	9,654	(6,970)
Other, net	(925)	848

Net cash provided by operating activities	194,634	262,412

Cash Flows from Investing Activities
Finance receivables originated or purchased	(1,338,954)	(1,089,316)
Principal collections on finance receivables	2,089,559	2,446,708
Affiliates contributed by SLFI to SLFC	—	466
Sales and principal collections on finance receivables held for sale originated as held for investment	—	37,764
Investment securities purchased	(60,920)	(74,942)
Investment securities called, sold, and matured	78,972	51,043
Change in notes receivable from parent and AIG	—	728,079
Change in restricted cash	243,978	(194,262)
Proceeds from sale of real estate owned	158,710	164,180
Other, net	(14,591)	(6,587)

Net cash provided by investing activities	1,156,754	2,063,133

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,362,113	3,501,205
Debt commissions on issuance of long-term debt	(20,683)	(87,237)
Repayment of long-term debt	(3,870,122)	(4,243,831)
Change in short-term debt	—	(2,342,201)
Capital contributions from parent	10,500	21,929
Dividends paid	(45,000)	—

Net cash used for financing activities	(1,563,192)	(3,150,135)

Effect of exchange rate changes	920	(826)

Decrease in cash and cash equivalents	(210,884)	(825,416)
Cash and cash equivalents at beginning of period	1,381,534	1,292,621

Cash and cash equivalents at end of period	$1,170,650	$467,205

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011

Note 1. Basis of Presentation

Springleaf Finance Corporation (SLFC or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) (formerly American General Finance Corporation) is a wholly-owned subsidiary of Springleaf Finance, Inc. (SLFI) (formerly American General Finance, Inc.).

Until November 30, 2010, SLFI was a direct wholly-owned subsidiary of AIG Capital Corporation (ACC), which is a direct wholly-owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. On August 10, 2010, AIG and FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), announced a definitive agreement (Stock Purchase Agreement) whereby FCFI would indirectly acquire an 80% economic interest in SLFI from ACC (the FCFI Transaction). Through an integrated series of transactions pursuant to the terms of the Stock Purchase Agreement and the related transfer agreement, AIG formed and initially capitalized a new holding company, AGF Holding Inc. (AGF Holding), as a subsidiary of ACC. ACC contributed all of the outstanding shares of SLFI to AGF Holding on November 30, 2010 immediately prior to the FCFI Transaction. AIG then caused ACC to sell to FCFI 80% of the outstanding shares of AGF Holding. AIG, through ACC, retained 20% of the outstanding shares of AGF Holding and, indirectly, a 20% economic interest in SLFI.

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States of America (U.S. GAAP). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SLFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results, and the out of period adjustments recorded in second and third quarters of 2011 discussed below. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. In second quarter 2011, we revised the presentation of our condensed consolidated statements of operations to report net interest income. We believe this presentation more clearly shows the key components of our operating income source and use of funds. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. To conform to the 2011 presentation, we reclassified certain items in the prior period.

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

As a result of the application of push-down accounting, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the three and nine months ended September 30, 2011 have been the same as those reported if push-down accounting had not been applied. Additionally, key ratios of the Successor Company are not comparable to those of the Predecessor Company, nor are they comparable to other institutions due to the new accounting basis established.

In second quarter 2011, we recorded an out of period adjustment related to prior periods, which decreased insurance losses and loss adjustment expenses by $14.2 million for the nine months ended September 30, 2011. This adjustment related to the correction of a benefit reserve error related to a closed block of annuities. After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out of period adjustment is immaterial to our estimated full year results.

In third quarter 2011, we recorded an out of period adjustment related to the first and second quarters of 2011. The adjustment decreased other revenues by $6.7 million and decreased other operating expenses by $0.1 million for the three months ended September 30, 2011. This adjustment related to the correction of the calculation of the carrying value for our branch real estate owned and to the calculation of net loss on sales of our centralized real estate owned that are externally serviced. After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly consolidated financial statements were not materially misstated and that there was no effect to our estimated full year results.

In third quarter 2011, we obtained new information relative to assumptions applied in our determination of the deferred and accrued taxes recorded as of the date of the FCFI Transaction, which indicated that the deferred liability should have been $7.9 million more than the amounts reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Under push down accounting, adjustments can be made to the fair value of assets and liabilities recorded at the date of the FCFI Transaction during the measurement period in response to new information about facts and circumstances that existed as of the transaction date. The measurement period ends when information is obtained or is determined to not be available and is not to exceed one year from the date of the transaction. As a result, we recorded a tax adjustment that increased deferred and accrued taxes and decreased retained earnings by $7.9 million pursuant to purchase accounting as of December 31, 2010 to conform with the new information.

In third quarter 2011, we reclassified $28.7 million of the interest expense on derivatives (which reduced other revenues and interest expense) relating to amounts previously recognized through June 30, 2011 for the difference between the hypothetical derivative interest expense and the contractual derivative interest expense. After evaluating the quantitative and qualitative aspects of this reclassification, management has determined that our previously issued results of operations were not materially misstated.

In third quarter 2011, we revised the presentation of our prior period derivative footnote (see Note 12). This revision corrects the omission of the effective portion of the valuation change of our cross currency and cross currency interest rate swaps that was recorded in accumulated other comprehensive income and an equal amount that was reclassified to earnings for the three and nine months ended September 30, 2010. In addition, we revised the presentation of our consolidated statements of other comprehensive (loss) income to reflect our cash flow hedges on a gross basis. In the prior year, these swap agreements were incorrectly presented on a net basis totaling a $31.7 million net loss for the three months ended September 30, 2010 and a $29.7 million net loss for the nine months ended September 30, 2010. After evaluating the quantitative and qualitative aspects of these corrections, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated.

Historically, we included the accelerated accretion of the valuation discount on non-credit impaired charged-off accounts as a component of finance charge revenue. After further review of this treatment, we have changed our presentation (beginning in third quarter 2011) to include the accelerated accretion in connection with non-credit impaired charged-off accounts as a component of net charge-offs. Accordingly, in third quarter 2011 we reclassified $29.5 million of the accelerated accretion of the valuation discount on non-credit impaired charged off accounts from finance charge revenue to the provision for finance receivable losses, which related to the amount previously recognized through June 30, 2011. This revised presentation provides an income statement treatment that is more consistent with the balance sheet presentation of the related finance receivables as the finance receivables are presented under push-down accounting net of valuation discount. We will apply this revised presentation in all periods in future filings. After evaluating the quantitative and qualitative aspects of this reclassification, management has determined that our previously issued results of operations were not materially misstated.

After evaluating the quantitative and qualitative aspects of all of the errors in aggregate, management has determined that our previously issued consolidated interim and annual financial statements were not materially misstated.

Note 2. Recent Accounting Pronouncements

We adopted the following accounting standards in 2011:

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

Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued an accounting standard update that addresses concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. When subsidiaries issue separate financial statements, each subsidiary should account for its participation in the overall single-employer pension plan as a participation in a multiemployer plan. The amendments will require each of our subsidiaries that issues separate financial statements to disclose the name of the plan in which it participates and the amount of contributions the subsidiary made in each period for which a statement of income is presented. The amendments in this new standard are effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permitted. The amendments should be applied retrospectively for all prior periods presented. The adoption of this new standard will not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Note 3. Finance Receivables

We have three portfolio segments as defined below:

•

Real estate loans are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products.

•	Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured, and are generally fixed-rate, fixed-term loans with maximum original terms of 60 months.

•

Retail sales finance includes retail sales contracts, revolving retail, and private label. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail and private label are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the real property or personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances.

Components of net finance receivables by type were as follows:

(dollars in thousands)	Real Estate Loans	Non-Real Estate Loans	Retail Sales Finance	Total
Successor Company September 30, 2011

Gross receivables	$10,206,459	$2,876,515	$423,686	$13,506,660
Unearned finance charges and points and fees	(12,900)	(319,779)	(45,664)	(378,343)
Accrued finance charges	60,701	32,390	3,757	96,848
Deferred origination costs	731	22,197	—	22,928
Premiums, net of discounts	(6)	—	(10)	(16)

Total	$10,254,985	$2,611,323	$381,769	$13,248,077

Successor Company December 31, 2010

Gross receivables	$11,010,758	$2,853,633	$536,144	$14,400,535
Unearned finance charges and points and fees	(15,963)	(274,907)	(48,386)	(339,256)
Accrued finance charges	69,624	33,747	3,427	106,798
Deferred origination costs	25	3,496	—	3,521

Total	$11,064,444	$2,615,969	$491,185	$14,171,598

Included in the table above are real estate finance receivables associated with securitizations that remain on our balance sheet totaling $2.3 billion at September 30, 2011 and $2.1 billion at December 31, 2010. See Note 4 and Note 10 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $4.8 billion at September 30, 2011 and $6.4 billion at December 31, 2010, which have been pledged as collateral for our $3.75 billion six-year secured term loan facility (secured term loan).

Unused credit lines extended to customers by the Company totaled $391.8 million at September 30, 2011 and $162.3 million at December 31, 2010. All unused credit lines, in part or in total, can be cancelled at the discretion of the Company.

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime,” “non-prime,” and “sub-prime.” While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third-party credit scores as a means to categorize the creditworthiness of the borrower and his or her finance receivable. Our finance receivable underwriting process does not use third-party credit scores as a primary determinant for credit decisions. However, we do, in part, use such scores to analyze performance of our finance receivable portfolio.

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail	Other*	Total
Successor Company September 30, 2011

Prime	$983,017	$3,089,142	$524,771	$158,004	$—	$4,754,934
Non-prime	1,074,853	827,987	602,954	53,179	—	2,558,973
Sub-prime	3,830,456	331,336	1,473,668	169,746	—	5,805,206
Other/FICO unavailable	706	144	9,930	840	117,344	128,964

Total	$5,889,032	$4,248,609	$2,611,323	$381,769	$117,344	$13,248,077

Successor Company December 31, 2010

Prime	$1,063,809	$3,399,329	$528,435	$220,677	$—	$5,212,250
Non-prime	1,159,673	885,817	592,163	72,261	—	2,709,914
Sub-prime	4,089,894	348,773	1,482,975	197,484	—	6,119,126
Other/FICO unavailable	991	417	12,396	762	115,742	130,308

Total	$6,314,367	$4,634,336	$2,615,969	$491,184	$115,742	$14,171,598

*	Primarily includes net finance receivables of our foreign subsidiary, Ocean Finance and Mortgages Limited (Ocean).

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail	Other (a)	Total
Successor Company September 30, 2011

Prime	3.76%	8.25%	1.62%	2.50%	N/M	6.51%
Non-prime	5.73	13.69	2.39	4.52	N/M	7.72
Sub-prime	7.25	15.11	4.02	4.06	N/M	6.84
Other/FICO unavailable	4.80	—	1.57	4.22	5.40%	5.22

Total	6.39%	9.86%	3.16%	3.45%	5.40%	6.88%

Successor Company December 31, 2010

Prime	3.61%	7.31%	2.04%	3.95%	N/M	6.09%
Non-prime	5.21	12.39	3.11	6.32	N/M	7.40
Sub-prime	6.89	12.43	4.75	5.71	N/M	6.70
Other/FICO unavailable	3.81	—	N/M (b)	6.94	5.56%	5.52

Total	6.03%	8.67%	3.84%	5.01%	5.56%	6.59%

(a)	Primarily includes delinquency ratios of our foreign subsidiary, Ocean.
(b)	Not meaningful

Our net finance receivables by performing and nonperforming (nonaccrual) by portfolio segment and by class were as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail	Other*	Total
Successor Company September 30, 2011

Performing	$5,621,478	$3,908,196	$2,566,251	$373,284	$112,790	$12,581,999
Nonperforming	267,554	340,413	45,072	8,485	4,554	666,078

Total	$5,889,032	$4,248,609	$2,611,323	$381,769	$117,344	$13,248,077

Successor Company December 31, 2010

Performing	$6,085,476	$4,323,802	$2,590,614	$488,377	$111,292	$13,599,561
Nonperforming	228,891	310,534	25,355	2,807	4,450	572,037

Total	$6,314,367	$4,634,336	$2,615,969	$491,184	$115,742	$14,171,598

*	Primarily includes net finance receivables of our foreign subsidiary, Ocean.

Our delinquency by portfolio segment and by class was as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail	Other*	Total
Successor Company September 30, 2011

Net finance receivables:
30-59 days past due	$108,706	$94,718	$38,212	$8,204	$1,658	$251,498
60-89 days past due	65,998	58,126	20,597	4,296	1,502	150,519
90-119 days past due	49,419	44,326	16,206	3,356	1,171	114,478
120-149 days past due	35,850	34,692	12,032	2,615	754	85,943
150-179 days past due	31,173	31,994	8,115	1,669	609	73,560
180 days or more past due	151,113	229,402	8,947	845	2,020	392,327

Total past due	442,259	493,258	104,109	20,985	7,714	1,068,325
Current	5,446,773	3,755,351	2,507,214	360,784	109,630	12,179,752

Total	$5,889,032	$4,248,609	$2,611,323	$381,769	$117,344	$13,248,077

Successor Company December 31, 2010

Net finance receivables:
30-59 days past due	$110,339	$85,202	$41,040	$11,786	$1,605	$249,972
60-89 days past due	64,368	64,334	22,822	7,245	1,502	160,271
90-119 days past due	44,482	43,116	7,109	3,315	1,048	99,070
120-149 days past due	29,184	39,963	4,731	1,282	842	76,002
150-179 days past due	25,144	34,591	3,729	1,164	631	65,259
180 days or more past due	130,081	192,863	10,134	440	1,929	335,447

Total past due	403,598	460,069	89,565	25,232	7,557	986,021
Current	5,910,769	4,174,267	2,526,404	465,952	108,185	13,185,577

Total	$6,314,367	$4,634,336	$2,615,969	$491,184	$115,742	$14,171,598

*	Primarily includes delinquency and current receivables of our foreign subsidiary, Ocean.

We have $3.8 million of branch retail finance receivables that were more than 90 days past due and still accruing finance charges at September 30, 2011, compared to $10.0 million at December 31, 2010. Our other portfolio segments (branch real estate, centralized real estate, and branch non-real estate) do not have finance receivables that were more than 90 days past due and still accruing finance charges.

As a result of the FCFI Transaction, we evaluated the credit quality of our finance receivable portfolio in order to identify finance receivables that, as of the acquisition date, had evidence of credit quality deterioration. As a result, we identified a population of finance receivables for which it was determined that it is probable that we will be unable to collect all contractually required payments (purchased credit impaired finance receivables). We include the carrying amount (which initially was the fair value) of these purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected. Information regarding these purchased credit impaired finance receivables was as follows:

	Successor Company
(dollars in thousands)	September 30, 2011	December 31, 2010
Carrying amount, net of allowance	$1,585,334	$1,833,819

Outstanding balance	$2,275,189	$2,661,367

Allowance for purchased credit impaired finance receivable losses	$—	$—

We did not create an allowance for purchased credit impaired finance receivable losses in the third quarter of 2011 since the net carrying value of these purchased credit impaired finance receivables was less than the present value of the expected cash flow.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in thousands)	At or for the Three Months Ended September 30, 2011	At or for the Three Months Ended September 30, 2010*	At or for the Nine Months Ended September 30, 2011	At or for the Nine Months Ended September 30, 2010*
Balance at beginning of period	$552,461	$—	$640,619	$—
Additions	—	—	—	—
Accretion	(40,034)	—	(117,395)	—
Reclassifications from (to) nonaccretable difference	—	—	15,490	—
Disposals	(9,417)	—	(35,704)	—

Balance at end of period	$503,010	$—	$503,010	$—

* Prior to the FCFI Transaction, the accretable yield of our purchased credit impaired finance receivables was immaterial.

FICO-delineated prime, non-prime, and sub-prime categories for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other	Total
Successor Company September 30, 2011

Prime	$56,241	$538,077	$—	$—	$—	$594,318
Non-prime	102,277	268,308	—	—	—	370,585
Sub-prime	506,771	113,593	—	—	—	620,364
Other/FICO unavailable	67	—	—	—	—	67

Total	$665,356	$919,978	$—	$—	$—	$1,585,334

Successor Company December 31, 2010

Prime	$67,864	$619,550	$2,182	$566	$—	$690,162
Non-prime	120,370	294,814	4,317	374	—	419,875
Sub-prime	581,082	120,647	19,646	2,205	—	723,580
Other/FICO unavailable	179	—	9	14	—	202

Total	$769,495	$1,035,011	$26,154	$3,159	$—	$1,833,819

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail	Other	Total
Successor Company September 30, 2011

Prime	17.49%	24.35%	N/M *	N/M	N/M	23.83%
Non-prime	15.71	26.69	N/M	N/M	N/M	24.04
Sub-prime	16.87	27.18	N/M	N/M	N/M	20.12
Other/FICO unavailable	40.39	—	N/M	N/M	N/M	46.92

Total	16.74%	25.38%	N/M	N/M	N/M	22.40%

Successor Company December 31, 2010

Prime	29.32%	33.56%	94.63%	93.40%	N/M	33.76%
Non-prime	24.90	32.53	93.69	90.28	N/M	32.01
Sub-prime	24.42	31.15	92.44	89.50	N/M	30.35
Other/FICO unavailable	62.92	—	100.00	88.37	N/M	70.44

Total	24.94%	32.99%	92.83%	90.31%	N/M	31.98%

*	Not meaningful

If the timing and/or amounts of expected cash flows on purchased credit impaired finance receivables were determined to be not reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows for our pools are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables. Our purchased credit impaired finance receivables as determined as of November 30, 2010 remain in our credit impaired pools until liquidation. No finance receivables have been added to these pools subsequent to November 30, 2010. We do not reclassify modified purchased credit impaired finance receivables as TDRs.

Information regarding TDR finance receivables (which are all real estate loans) by portfolio segment and by class was as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Total
Successor Company September 30, 2011

TDR gross finance receivables	$104,530	$121,093	$225,623
TDR net finance receivables	$105,078	$121,358	$226,436
Allowance for TDR finance receivable losses	$15,470	$7,520	$22,990

Successor Company December 31, 2010

TDR gross finance receivables	$18,707	$9,351	$28,058
TDR net finance receivables	$18,816	$9,379	$28,195
Allowance for TDR finance receivable losses	$2,377	$458	$2,835

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and are accounted for prospectively as purchased credit impaired finance receivables. We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables by portfolio segment and by class were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Branch
TDR average net receivables	$99,175	$841,218	$74,042	$736,549
TDR finance charges recognized	$1,439	$10,296	$2,612	$27,096
Centralized Real Estate
TDR average net receivables	$105,531	$1,084,782	$64,210	$1,004,613
TDR finance charges recognized	$854	$12,535	$1,805	$37,403
Total
TDR average net receivables	$204,706	$1,926,000	$138,252	$1,741,162
TDR finance charges recognized	$2,293	$22,831	$4,417	$64,499

Information regarding the financial effects of the TDR finance receivables by portfolio segment and by class was as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Branch
Number of TDR accounts	213	830	1,003	3,346
Pre-modification TDR net finance receivables	$18,495	$94,291	$84,784	$388,094
Post-modification TDR net finance receivables	$18,693	$94,153	$87,865	$391,342
Centralized Real Estate
Number of TDR accounts	284	341	653	1,243
Pre-modification TDR net finance receivables	$48,268	$77,330	$111,894	$290,062
Post-modification TDR net finance receivables	$48,487	$79,111	$112,291	$295,653
Total
Number of TDR accounts	497	1,171	1,656	4,589
Pre-modification TDR net finance receivables	$66,763	$171,621	$196,678	$678,156
Post-modification TDR net finance receivables	$67,180	$173,264	$200,156	$686,995

Net finance receivables that defaulted during the period that were modified as TDRs within the previous 12 months, from the earliest payment default date, by portfolio segment and by class were as follows:

(dollars in thousands)	Successor Company	Successor Company
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Branch

Number of TDR accounts	49	76
TDR net finance receivables*	$3,888	$5,809

Centralized Real Estate

Number of TDR accounts	16	32
TDR net finance receivables*	$2,176	$4,395

Total

Number of TDR accounts	65	108
TDR net finance receivables*	$6,064	$10,204

* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

In third quarter 2009, MorEquity, Inc. (MorEquity), a wholly-owned subsidiary of SLFC, entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the Home Affordable Modification Program (HAMP). MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009. On February 1, 2011, MorEquity entered into Subservicing Agreements for the servicing of its centralized real estate finance receivables with Nationstar Mortgage LLC (Nationstar), a non-subsidiary affiliate of SLFC. As a result of the subservicing transfer, the Agreement was terminated on May 26, 2011. Loans subserviced by Nationstar that are eligible for modification pursuant to HAMP guidelines are still subject to HAMP.

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

Our on-balance sheet securitizations of real estate loans and the related debt were as follows:

(dollars in thousands)	Real Estate Loans	Long-term Debt
Successor Company September 30, 2011

2009 securitization	$1,210,602	$723,001
2010 securitization	681,892	336,667
2011 securitization	397,322	233,710

Successor Company December 31, 2010

2009 securitization	$1,316,280	$876,607
2010 securitization	740,794	423,119

We have limited continued involvement with the finance receivables that have been included in these securitization transactions. Our 2009 securitization transaction utilizes a third-party servicer to service the finance receivables. Although we have servicer responsibilities for the finance receivables for our other existing securitization transactions, Nationstar subservices the centralized real estate finance receivables for the 2010 and 2011 securitization transactions. In the case of each existing securitization transaction, the related finance receivables have been legally isolated and are only available for payment of the debt and other obligations issued or arising in the applicable securitization transaction. The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded as restricted cash. We hold the right to certain excess cash flows not needed to pay the debt and other obligations issued or arising in our securitization transactions. The asset-backed debt has been issued by consolidated VIEs.

Note 5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses and net finance receivables by portfolio segment and by class were as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail	All Other	Consolidated Total
Successor Company Three Months Ended September 30, 2011

Balance at beginning of period	$13,509	$4,990	$24,196	$435	$—	$43,130
Provision for finance receivable losses	30,593	21,149	25,116	4,521	—	81,379
Charge-offs	(28,891)	(18,687)	(26,106)	(6,939)	—	(80,623)
Recoveries	2,084	68	8,237	2,675	—	13,064

Balance at end of period	$17,295	$7,520	$31,443	$692	$—	$56,950

Predecessor Company Three Months Ended September 30, 2010

Balance at beginning of period	$540,243	$594,378	$247,159	$46,881	$3,951	$1,432,612
Provision for finance receivable losses	70,993	33,198	5,948	9,598	(510)	119,227
Charge-offs	(63,303)	(32,907)	(48,151)	(19,419)	498	(163,282)
Recoveries	2,430	298	9,308	3,313	74	15,423

Balance at end of period	$550,363	$594,967	$214,264	$40,373	$4,013	$1,403,980

Included in the table above are allowance for finance receivable losses associated with securitizations that remain on our balance sheet totaling $1.5 million at September 30, 2011 and $0.1 million at December 31, 2010. See Note 4 and Note 10 for further discussion regarding our securitization transactions.

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail	All Other	Consolidated Total
Successor Company Nine Months Ended September 30, 2011

Balance at beginning of period	$2,465	$488	$4,111	$56	$—	$7,120
Provision for finance receivable losses	66,026	76,824	74,158	10,402	—	227,410
Charge-offs	(62,374)	(69,997)	(73,783)	(19,186)	—	(225,340)
Recoveries (a)	11,178	205	26,957	9,420	—	47,760

Balance at end of period	$17,295	$7,520	$31,443	$692	$—	$56,950

Net finance receivables	$5,889,032	$4,248,609	$2,611,323	$381,769	$117,344	$13,248,077

Predecessor Company Nine Months Ended September 30, 2010

Balance at beginning of period	$624,303	$536,440	$288,420	$63,621	$3,514	$1,516,298
Provision for finance receivable losses	104,596	160,745	61,317	32,037	107	358,802
Charge-offs	(195,194)	(104,050)	(167,735)	(68,927)	313	(535,593)
Recoveries	7,789	1,832	28,687	9,899	79	48,286
Affiliates contributed by SLFI to SLFC (b)	8,869	—	3,575	3,743	—	16,187

Balance at end of period	$550,363	$594,967	$214,264	$40,373	$4,013	$1,403,980

Net finance receivables	$7,500,716	$6,091,062	$2,803,688	$624,919	$75,261	$17,095,646

(a)	Includes $5.0 million of recoveries ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

(b)	Effective January 1, 2010, SLFI contributed two of its wholly-owned subsidiaries to SLFC. The contribution included $16.2 million of allowance for finance receivable losses.

After the FCFI Transaction, the recorded investment or carrying amount of finance receivables includes the impact of push-down adjustments. For the three and nine months ended September 30, 2011, the carrying amount charged off for non-credit impaired loans subject to push-down accounting was $57.4 million and $132.8 million, respectively. For the three and nine months ended September 30, 2011, the carrying amount charged off for purchased credit impaired loans subject to push-down accounting was $19.6 million and $88.0 million, respectively.

Historically, we included the accelerated accretion of the valuation discount on non-credit impaired charged-off accounts as a component of finance charge revenue. After further review of this treatment, we have changed our presentation (beginning in third quarter 2011) to include the accelerated accretion in connection with non-credit impaired charged-off accounts as a component of net charge-offs. Accordingly, in third quarter 2011 we reclassified $29.2 million of the accelerated accretion of the valuation discount on non-credit impaired charged off accounts from finance charge revenue to the provision for finance receivable losses, which related to the amount previously recognized through June 30, 2011. This revised presentation provides an income statement treatment that is more consistent with the balance sheet presentation of the related finance receivables as the finance receivables are presented under push-down accounting net of valuation discount. We will apply this revised presentation in all periods in future filings. After evaluating the quantitative and qualitative aspects of this reclassification, management has determined that our previously issued results of operations were not materially misstated.

The allowance for finance receivable losses and net finance receivables by portfolio segment and by impairment method were as follows:

(dollars in thousands)	Real Estate Loans	Non-Real Estate Loans	Retail Sales Finance	Total
Successor Company September 30, 2011

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$1,825	$31,443	$692	$33,960
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	—	—
Individually evaluated for impairment (TDR finance receivables)	22,990	—	—	22,990

Total	$24,815	$31,443	$692	$56,950

Finance receivables:
Collectively evaluated for impairment	$8,443,215	$2,611,323	$381,769	$11,436,307
Purchased credit impaired finance receivables	1,585,334	—	—	1,585,334
TDR finance receivables	226,436	—	—	226,436

Total	$10,254,985	$2,611,323	$381,769	$13,248,077

Successor Company December 31, 2010

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$118	$4,111	$56	$4,285
Purchased credit impaired finance receivables	—	—	—	—
TDR finance receivables	2,835	—	—	2,835

Total	$2,953	$4,111	$56	$7,120

Finance receivables:
Collectively evaluated for impairment	$9,231,743	$2,589,815	$488,026	$12,309,584
Purchased credit impaired finance receivables	1,804,506	26,154	3,159	1,833,819
TDR finance receivables	28,195	—	—	28,195

Total	$11,064,444	$2,615,969	$491,185	$14,171,598

Our three main finance receivable types consist of a large number of relatively small, homogeneous accounts. We evaluate our three main finance receivable types for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. We estimate our allowance for finance receivable losses for non-credit impaired accounts using the authoritative guidance for contingencies. We base our allowance for finance receivable losses primarily on historical loss experience using migration analysis and, effective September 30, 2011, a roll rate-based model applied to our three main finance receivable types. We adopted the roll rate based model because we believe it captures portfolio trends at a more detailed level. Both techniques are historically-based statistical models that attempt to predict the future amount of finance receivable losses. We adjust the amounts determined by these quantitative models for management’s estimate of the effects of model imprecision, any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies.

Prior to the FCFI Transaction, we used migration analysis and the Monte Carlo technique as the principal tools to determine the appropriate amount of allowance for finance receivable losses.

We use our internal data of net charge-offs and delinquency by receivable type as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We use monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the U.S. government and other economic statistic providers to determine the economic component of our allowance for finance receivable losses.

The allowance for finance receivable losses related to our purchased credit impaired finance receivables is calculated using updated cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment. Probable and significant increases (defined as a change in cash flows equal to 10 percent or more) in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses.

We also establish reserves for TDR finance receivables, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDRs is calculated in homogeneous aggregated pools of individually evaluated impaired finance receivables that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDRs by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDRs. The primary assumptions for our model are prepayment speeds, default rates, and severity rates.

Note 6. Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

(dollars in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Other- Than- Temporary Impairments in AOCI(L) (a)
Successor Company September 30, 2011

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$38,621	$1,385	$—	$40,006	$—
Obligations of states, municipalities, and political subdivisions	201,089	3,627	(475)	204,241	—
Corporate debt	332,729	4,211	(6,377)	330,563	—
Mortgage-backed, asset-backed, and collateralized:
RMBS	111,657	3,759	(37)	115,379	—
CMBS	16,328	1,689	(730)	17,287	—
CDO/ABS	14,377	475	(460)	14,392	—

Total	714,801	15,146	(8,079)	721,868	—
Preferred stocks	4,959	—	(47)	4,912	—
Other long-term investments (b)	3,456	1,619	(1)	5,074	—
Common stocks	840	—	(17)	823	—

Total	$724,056	$16,765	$(8,144)	$732,677	$—

Successor Company December 31, 2010

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$9,566	$—	$(174)	$9,392	$—
Obligations of states, municipalities, and political subdivisions	226,023	201	(2,257)	223,967	—
Corporate debt	345,735	3,098	(6,084)	342,749	—
Mortgage-backed, asset-backed, and collateralized:
RMBS	129,411	201	(1,486)	128,126	—
CMBS	10,064	492	(90)	10,466	—
CDO/ABS	17,980	113	(158)	17,935	—

Total	738,779	4,105	(10,249)	732,635	—
Preferred stocks	4,959	—	(206)	4,753	—
Other long-term investments (b)	6,653	—	(221)	6,432	—
Common stocks	676	1	—	677	—

Total	$751,067	$4,106	$(10,676)	$744,497	$—

(a)	In January 2011, we reclassified $0.1 million of previously recorded other-than-temporary impairments in accumulated other comprehensive loss to unrealized gains on investment securities in accumulated other comprehensive loss to reflect the proper classification of these investment securities.
(b)	Excludes interest in a limited partnership that we account for using the equity method ($1.4 million at September 30, 2011 and December 31, 2010).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

(dollars in thousands)	12 Months or Less		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Successor Company September 30, 2011

Bonds:
Obligations of states, municipalities, and political subdivisions	$23,877	$(475)	$—	$—	$23,877	$(475)
Corporate debt	147,326	(6,377)	—	—	147,326	(6,377)
RMBS	8,537	(37)	—	—	8,537	(37)
CMBS	5,260	(730)	—	—	5,260	(730)
CDO/ABS	7,319	(460)	—	—	7,319	(460)

Total	192,319	(8,079)	—	—	192,319	(8,079)
Preferred stocks	4,912	(47)	—	—	4,912	(47)
Other long-term investments	28	(1)	—	—	28	(1)
Common stocks	104	(17)	—	—	104	(17)

Total	$197,363	$(8,144)	$—	$—	$197,363	$(8,144)

Successor Company December 31, 2010

Bonds:
U.S. government and government sponsored entities	$9,392	$(174)	$—	$—	$9,392	$(174)
Obligations of states, municipalities, and political subdivisions	207,378	(2,257)	—	—	207,378	(2,257)
Corporate debt	273,766	(6,084)	—	—	273,766	(6,084)
RMBS	111,384	(1,486)	—	—	111,384	(1,486)
CMBS	7,966	(90)	—	—	7,966	(90)
CDO/ABS	10,128	(158)	—	—	10,128	(158)

Total	620,014	(10,249)	—	—	620,014	(10,249)
Preferred stocks	4,753	(206)	—	—	4,753	(206)
Other long-term investments	6,403	(221)	—	—	6,403	(221)

Total	$631,170	$(10,676)	$—	$—	$631,170	$(10,676)

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

We did not recognize in earnings the unrealized losses on fixed-maturity securities at September 30, 2011, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired).

As of September 30, 2011 and December 31, 2010, we had no investment securities which had been in an unrealized loss position of more than 50% for more than 12 months. As part of our credit evaluation procedures applied to investment securities, we consider the nature of both the specific securities and the general market conditions for those securities. Based on management’s analysis, we continue to believe that the expected cash flows from our investment securities will be sufficient to recover the amortized cost of our investment. We continue to monitor these positions for potential credit impairments.

At September 30, 2011, we had no unrealized losses on investment securities for which an other-than-temporary impairment was recognized. In January 2011, we reclassified $0.4 million in unrealized losses on investment securities, previously classified as other-than-temporarily impaired, to unrealized losses on all other investment securities to reflect the proper classification of these investment securities for which no other-than-temporary impairment was recognized.

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

Components of the other-than-temporary impairment charges on investment securities were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Total other-than-temporary impairment losses	$(213)	$(211)	$(2,440)	$(2,188)
Portion of loss recognized in accumulated other comprehensive income	—	(440)	—	(4,502)

Net impairment losses recognized in net (loss) income	$(213)	$(651)	$(2,440)	$(6,690)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	At or for the Three Months Ended September 30, 2011	At or for the Three Months Ended September 30, 2010	At or for the Nine Months Ended September 30, 2011	At or for the Nine Months Ended September 30, 2010
Balance at beginning of period*	$2,188	$9,016	$—	$3,150
Additions:
Due to other-than-temporary impairments:
Not previously impaired/impairment not previously recognized	205	—	2,398	9
Previously impaired/impairment previously recognized	8	651	42	6,591
Reductions:
Realized due to sales with no prior intention to sell	—	—	—	—
Realized due to intention to sell	—	—	—	—
Accretion of credit impaired securities	(25)	(18)	(64)	(101)

Balance at end of period	$2,376	$9,649	$2,376	$9,649

*	In January 2011, we reclassified $31,000 of the balance at the beginning of the nine months ended September 30, 2011 period, which was previously recorded as accretion of credit impaired securities, to interest income on all other investment securities to reflect the proper classification of these investment securities for which no other-than-temporary impairment was recognized.

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized (losses) gains were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Fair value	$3,237	$25,941	$39,141	$163,720

Realized gains	$21	$19	$190	$56
Realized losses	(187)	(6)	(644)	(139)

Net realized (losses) gains	$(166)	$13	$(454)	$(83)

Contractual maturities of fixed-maturity investment securities at September 30, 2011 were as follows:

(dollars in thousands) September 30, 2011	Fair Value	Amortized Cost
Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$41,585	$41,568
Due after 1 year through 5 years	170,679	171,698
Due after 5 years through 10 years	199,810	197,799
Due after 10 years	162,736	161,374
Mortgage-backed securities	147,058	142,362

Total	$721,868	$714,801

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 7. Restricted Cash

Restricted cash at September 30, 2011 and December 31, 2010 included funds to be used for future debt payments relating to our securitization transactions (see Note 4), escrow deposits, and funds related to our secured term loan. The decrease in restricted cash at September 30, 2011 when compared to December 31, 2010 was primarily due to reduced collateral requirements on our secured term loan, which was refinanced in May 2011.

Note 8. Related Party Transactions

AFFILIATE LENDING

Prior to the FCFI Transaction, SLFC made loans to AIG under demand note agreements as a short-term investment source for cash. Interest revenue on notes receivable from AIG for the three and nine months ended September 30, 2010 totaled $4.0 million and $8.7 million, respectively.

In April 2010, Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year term loan pursuant to a Credit Agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. At December 31, 2010, affiliates of Fortress and affiliates of AIG were included in the syndicate of lenders.

In May 2011, the $3.0 billion term loan was refinanced to increase total borrowing to $3.75 billion with a new six-year term, significantly improved advance rates, and lower borrowing costs. Any portion of the term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed. At September 30, 2011, affiliates of Fortress and affiliates of AIG were included in the syndicate of lenders.

Notes receivable from SLFI totaled $538.0 million at September 30, 2011 and December 31, 2010. Interest receivable on this note totaled $1.4 million at September 30, 2011 and $1.9 million at December 31, 2010. The interest rate for the unpaid principal balance is prime plus 100 basis points. Interest revenue on notes receivable from SLFI totaled $4.4 million and $13.0 million for the three and nine months ended September 30, 2011, respectively. Interest revenue on notes receivable from SLFI totaled $5.6 million and $12.6 million for the three and nine months ended September 30, 2010, respectively.

COST SHARING AGREEMENTS

Prior to the FCFI Transaction, we were party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provided for the allocation of shared corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. See Note 14 for further information on the tax sharing arrangements.

We also reimburse AIG Federal Savings Bank (AIG Bank), a subsidiary of AIG, for costs associated with a remediation program related to a Supervisory Agreement among AIG Bank, Wilmington Finance, Inc. (WFI), SLFI, and the Office of Thrift Supervision dated June 7, 2007 (the Supervisory Agreement). As of September 30, 2011, we have made reimbursements of $61.9 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. At September 30, 2011, the remaining reserve, which reflects management’s best estimate of the expected costs of the remediation program, totaled $15,000.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $49.9 million at September 30, 2011 and $51.2 million at December 31, 2010.

DERIVATIVES

At September 30, 2011 and December 31, 2010, all of our derivative financial instruments were with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. See Note 12 for further information on our derivatives.

SUBSERVICING AND REFINANCE AGREEMENTS

Nationstar subservices the centralized real estate loans of MorEquity and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans. During the three and nine months ended September 30, 2011, the Owners paid Nationstar $2.5 million and $7.4 million, respectively, in fees for its subservicing. During the three and nine months ended September 30, 2011, the Owners paid Nationstar $1.2 million and $4.0 million, respectively, to facilitate the repayment of our centralized real estate loans through refinancings with other lenders.

Note 9. Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at September 30, 2011 were as follows:

(dollars in thousands)	Retail Notes	Medium Term Notes		Euro Denominated Notes (a)	Secured Term Loan (b) (c)	Securitizations	Junior Subordinated Debt (Hybrid Debt)	Total
Interest rates (d)	4.00% – 9.00%	0.	60% - 6.90%	3.25% – 4.13%	5.05%	4.05% -5.75%	6.00%

Fourth quarter 2011	$19,053		$750,000	$—	$—	$—	$—	$769,053
First quarter 2012	5,956		—	—	—	—	—	5,956
Second quarter 2012	14,130		—	—	—	—	—	14,130
Third quarter 2012	20,168		1,000,000	—	—	—	—	1,020,168
Remainder of 2012	43,004		1,000,000	—	—	—	—	1,043,004
2013	157,598		500,000	1,269,500	—	—	—	1,927,098
2014	365,637		—	—	—	—	—	365,637
2015	48,471		750,000	—	—	—	—	798,471
2016-2067	—		3,675,000	—	3,750,000	—	350,000	7,775,000
Securitizations (e)	—		—	—	—	1,275,003	—	1,275,003

Total principal maturities	$674,017		$7,675,000	$1,269,500	$3,750,000	$1,275,003	$350,000	$14,993,520

Total carrying amount	$602,768		$6,687,988	$1,183,295	$3,768,983	$1,293,378	$171,517	$13,707,929

(a)	Euro denominated notes include two Euro 500 million note issuances, shown here at the U.S. dollar equivalent at time of issuance.
(b)	Issued by wholly-owned Company subsidiaries.
(c)	Guaranteed by the Company.
(d)	The interest rates shown are the range of contractual rates in effect at September 30, 2011, which exclude the effects of the associated derivative instruments used in hedge accounting relationships, if applicable.
(e)	Securitizations are not included in above maturities by period due to their variable monthly repayments.

Note 10. VIEs

CONSOLIDATED VIES

We use special purpose entities (securitization trusts) to issue asset-backed securities in securitization transactions to investors. We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary; therefore, we consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. We have consent power over sales of defaulted real estate loans, which is a significant loss mitigation procedure, and, therefore, a significant control, and our retained subordinated and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Payments from these real estate loans are not available to us until the repayment of the debt issued in connection with the securitization transactions has occurred. We recorded these transactions as “on-balance sheet” secured financings because the transfer of these real estate loans to the trusts did not qualify for sale accounting treatment. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. At September 30, 2011, these retained interests were primarily comprised of $1.6 billion, or 47%, of the assets transferred in connection with the on-balance sheet securitizations. We expect that any credit losses in the pools of securitized assets would likely be limited to our retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default. See Note 4 for further discussion regarding these securitization transactions.

The total consolidated VIE assets and liabilities associated with our securitization transactions were as follows:

	Successor Company
(dollars in thousands)	September 30, 2011	December 31, 2010
Assets:
Finance receivables	$2,289,816	$2,057,074
Allowance for finance receivable losses	1,468	80
Restricted cash	22,585	30,946

Liabilities
Long-term debt	$1,293,378	$1,299,726

We had no off-balance sheet exposure associated with our variable interests in the consolidated VIEs. No additional support to these VIEs beyond what was previously contractually required has been provided by us. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2011 totaled $16.8 million and $47.2 million, respectively. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2010 totaled $40.0 million and $116.6 million, respectively.

UNCONSOLIDATED VIE

We have established a VIE, primarily related to a debt issuance, of which we are not the primary beneficiary, and in which we do not have a variable interest. Therefore, we do not consolidate such entity. We calculate our maximum exposure to loss primarily to be the amount of debt issued to or equity invested in a VIE. Our on-balance sheet maximum exposure to loss associated with this unconsolidated VIE was $171.5 million at September 30, 2011 and December 31, 2010. We had no off-balance sheet exposure to loss associated with this VIE at September 30, 2011 or December 31, 2010.

Note 11. Refinancing of Secured Term Loan

In May 2011, we refinanced our $3.0 billion secured term loan to increase total borrowing to $3.75 billion with a new six-year term, significantly improved advance rates, and lower borrowing costs. The unamortized balance of the fair value mark on the $3.0 billion secured term loan was $30.8 million. We accounted for $20.1 million of the $30.8 million as a modification, which will remain on the balance sheet and amortize over the new term. The remaining $10.7 million was recorded as a gain on the early extinguishment of the secured term loan for the nine months ended September 30, 2011.

Note 12. Derivative Financial Instruments

SLFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures (interest rate and currency) in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. At September 30, 2011, SLFC’s derivative financial instruments consisted of interest rate, cross currency, and cross currency interest rate swap agreements. SLFC’s equity-indexed swap agreement matured in August 2011.

While all of our interest rate, cross currency, and cross currency interest rate swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under U.S. GAAP.

In third quarter 2011, we reclassified $28.7 million of the interest expense on derivatives (which reduced other revenues and interest expense) relating to amounts previously recognized through June 30, 2011 for the difference between the hypothetical derivative interest expense and the contractual derivative interest expense. After evaluating the quantitative and qualitative aspects of this reclassification, management has determined that our previously issued results of operations were not materially misstated.

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

Fair value of derivative instruments presented on a gross basis by type were as follows:

	Successor Company
	September 30, 2011			December 31, 2010
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Hedging Instruments
Cross currency and cross currency interest rate	$625,250	$43,670	$—	$1,226,250	$114,001	$—
Interest rate	450,000	—	10,733	850,000	—	40,057

Total	1,075,250	43,670	10,733	2,076,250	114,001	40,057

Non-Designated Hedging Instruments
Cross currency and cross currency interest rate	644,250	94,191	—	644,250	75,159	—
Equity-indexed	—	—	—	6,886	1,720	213

Total	644,250	94,191	—	651,136	76,879	213

Total derivative instruments*	$1,719,500	$137,861	$10,733	$2,727,386	$190,880	$40,270

*	Master netting arrangements had no effect.

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss (effective portion), reclassified from accumulated other comprehensive income or loss into other revenues and interest expense (effective portion), and recognized in other revenues (ineffective portion) were as follows:

	Effective (a)				Ineffective
		From AOCI(L) to
(dollars in thousands)	AOCI(L) (b)	Other Revenues	Interest Expense	Earnings (c)	Revenues
Successor Company Three Months Ended September 30, 2011

Interest rate	$130	$—	$(447)	$(447)	$(9)
Cross currency and cross currency interest rate	(42,218)	(55,450)	(401)	(55,851)	18

Total	$(42,088)	$(55,450)	$(848)	$(56,298)	$9

Predecessor Company Three Months Ended September 30, 2010

Interest rate:
As previously stated	$(7,515)	$(10,075)	$—	$(10,075)	$(741)
Adjustment	—	10,075	(10,075)	—	—

As revised	(7,515)	—	(10,075)	(10,075)	(741)

Cross currency and cross currency interest rate:
As previously stated	(37,039)	(2,743)	—	(2,743)	21,360
Adjustment	139,000	141,743	(2,743)	139,000	—

As revised	101,961	139,000	(2,743)	136,257	21,360

Total	$94,446	$139,000	$(12,818)	$126,182	$20,619

Successor Company Nine Months Ended September 30, 2011

Interest rate	$(2,750)	$—	$(1,424)	$(1,424)	$(2,562)
Cross currency and cross currency interest rate	53,391	49,091	2,252	51,343	849

Total	$50,641	$49,091	$828	$49,919	$(1,713)

Predecessor Company Nine Months Ended September 30, 2010

Interest rate:
As previously stated	$(11,725)	$(32,190)	$—	$(32,190)	$(2,316)
Adjustment	—	32,190	(32,190)	—	—

As revised	(11,725)	—	(32,190)	(32,190)	(2,316)

Cross currency and cross currency interest rate:
As previously stated	24,030	74,177	—	74,177	(5,044)
Adjustment	(115,105)	(107,903)	(7,202)	(115,105)	—

As revised	(91,075)	(33,726)	(7,202)	(40,928)	(5,044)

Total	$(102,800)	$(33,726)	$(39,392)	$(73,118)	$(7,360)

(a)	In third quarter 2011, we corrected the omission of the effective portion of the valuation change of our cross currency and cross currency interest rate swaps that was recorded in accumulated other comprehensive income and an equal amount that was reclassified to earnings for the three and nine months ended September 30, 2010. This revision had no impact on the amount of AOCI(L) at September 30, 2010.
(b)	Accumulated other comprehensive income (loss)
(c)	Represents the total amounts reclassified from AOCI(L) to other revenues and to interest expense for cash flow hedges as disclosed on our consolidated statement of comprehensive (loss) income.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At September 30, 2011, we expect $1.4 million of the deferred net gain on cash flow hedges to be reclassified from accumulated other comprehensive income to earnings during the next twelve months.

For the nine months ended September 30, 2011, there were no instances in which we reclassified amounts from accumulated other comprehensive income or loss to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amounts recognized in other revenues for non-designated hedging instruments were as follows:

(dollars in thousands)	Non-Designated Hedging Instruments
Successor Company Three Months Ended September 30, 2011

Cross currency, cross currency interest rate, and interest rate	$(34,978)
Equity-indexed	54

Total	$(34,924)

Predecessor Company Three Months Ended September 30, 2010

Cross currency and cross currency interest rate	$75,675
Equity-indexed	79

Total	$75,754

Successor Company Nine Months Ended September 30, 2011

Cross currency, cross currency interest rate, and interest rate	$16,434
Equity-indexed	215

Total	$16,649

Predecessor Company Nine Months Ended September 30, 2010

Cross currency and cross currency interest rate	$65,547
Equity-indexed	239

Total	$65,786

During the three months ended September 30, 2011, we recognized a loss of $44.0 million on our non-designated cross currency derivative, partially offset by a net gain of $9.1 million reflecting derivative gains and net interest income. During the nine months ended September 30, 2011, we recognized a net gain of $18.6 million reflecting derivative gains and net interest income, partially offset by a loss of $3.7 million on our non-designated cross currency derivative. During the three months ended September 30, 2010, we recognized a gain of $70.6 million on our non-designated cross currency derivative. During the nine months ended September 30, 2010, we recognized a gain of $68.8 million on the release of other comprehensive income related to cash flow hedge maturities, partially offset by a loss of $25.1 million on our non-designated cross currency derivative. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

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

Credit valuation adjustment gains (losses) recorded in other revenues for our non-designated derivative and in accumulated other comprehensive income or loss for our cash flow hedges were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Credit valuation adjustment gains (losses):
Non-designated derivative	$4,242	$(4,332)	$2,149	$8,533
Cash flow hedges	$3,520	$(11,158)	$622	$17,889

If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future. These derivatives are with AIGFP, a subsidiary of AIG.

See Note 18 for information on how we determine fair value on our derivative financial instruments.

Note 13. Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

(dollars in thousands)	Successor Company
	September 30, 2011	December 31, 2010
Net unrealized gains (losses) on:
Investment securities	$5,604	$(4,272)
Cash flow hedges	1,496	1,027
Foreign currency translation adjustments	438	386
Retirement plan liabilities adjustment	425	425

Accumulated other comprehensive income (loss)	$7,963	$(2,434)

Note 14. Income Taxes

Benefit from income taxes decreased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 as a result of the FCFI Transaction and the resulting changes in the book and tax basis of our assets and liabilities and the benefit in 2010 from the release of the deferred tax valuation allowance, partially offset by the expense in 2011 to record deferred tax valuation allowances.

Due to the FCFI Transaction, there are no prior year net operating loss carryforwards included in our gross deferred tax assets. As of September 30, 2011, we have a net deferred tax liability of $461.8 million. This deferred tax liability is expected to reverse in timing and amount sufficient to create positive taxable income which will allow for the realization of nearly all of our gross deferred tax asset. For our U.S. operations, the Company is projecting taxable income on its 2011 Consolidated Life/Nonlife U.S. Tax Return. Therefore, no federal valuation allowance on our U.S. operations was required. At September 30, 2011, we had a state deferred tax asset valuation allowance of $13.9 million. At December 31, 2010, no valuation allowance was required on our deferred state tax assets.

Our foreign subsidiary, Ocean, has a three year accumulated loss. Previously, this company was included in a unitary return with AIG foreign affiliates and its losses were being utilized. Therefore, in previous years no valuation allowance was required. As of September 30, 2011, Ocean remains in a loss position and will be filing a separate tax return. A full valuation allowance was recorded against Ocean’s deferred tax assets as of September 30, 2011.

Before the FCFI Transaction, the Company was in a net deferred tax asset position and, excluding the foreign operations, the assets were subject to a full valuation allowance.

Benefit from income taxes for the three and nine months ended September 30, 2010 reflected AIG’s projection that it would have sufficient taxable income in 2010 to utilize our 2010 estimated tax losses. As a result, we had classified $185.2 million of our 2010 losses as a current tax receivable. In connection with the closing of the FCFI Transaction on November 30, 2010, AIG and SLFI amended their tax sharing agreement, which terminated on the closing, (1) to provide that the parties’ payment obligations under the tax sharing agreement were limited to the payments required to be made by AIG to SLFI with respect to the 2009 taxable year, and (2) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to SLFI. At December 31, 2010, SLFI’s note receivable from AIG relating to the 2009 taxable year totaled $470.2 million. On March 24, 2011, SLFI sold its $468.7 million note receivable from AIG at a net price after transaction fees of $469.8 million. Due to the amendment of the tax sharing agreement, SLFI did not receive the payment for the tax period ending November 30, 2010. As a result, we recorded a dividend to SLFI for the amount of the income tax receivable remaining at the closing of the FCFI Transaction.

Note 15. Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

(dollars in thousands)	Successor Company	Predecessor Company
Nine Months Ended September 30,	2011	2010
Transfer of finance receivables held for sale to finance receivables held for investment	$—	$655,565
Transfer of finance receivables to real estate owned	$166,775	$205,216

Note 16. Segment Information

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

In our centralized real estate business segment, we originated or acquired a portfolio of residential real estate loans unrelated to our branch business. MorEquity services these real estate loans, including certain securitized real estate loans, all of which are subserviced by Nationstar.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also offer non-credit insurance products.

The following table presents information about our segments as well as reconciliations to our condensed consolidated financial statement amounts.

(dollars in thousands)	Branch Segment	Centralized Real Estate Segment	Insurance Segment	All Other	Adjustments	Push-down Accounting Adjustments	Consolidated Total
Successor Company Three Months Ended September 30, 2011

Revenues:
External:
Finance charges	$318,978	$70,130	$—	$11,665	$—	$61,104	$461,877
Insurance	79	—	29,898	32	—	(86)	29,923
Other	(15,280)	(679)	12,011	25,994	68	(4,604)	17,510
Intercompany	17,196	—	(11,921)	(5,275)	—	—	—
Pretax (loss) income	(9,106)	(35,859)	8,956	(6,278)	(5,399)	(9,355)	(57,041)

Predecessor Company Three Months Ended September 30, 2010

Revenues:
External:
Finance charges	$353,038	$91,920	$—	$(544)	$—	$—	$444,414
Insurance	99	—	30,651	3	—	—	30,753
Other	(7,480)	5,571	14,256	25,476	(296)	—	37,527
Intercompany	16,121	243	(12,202)	(4,162)	—	—	—
Pretax (loss) income	(50,723)	(55,826)	16,861	(23,343)	687	—	(112,344)

Successor Company Nine Months Ended September 30, 2011

Revenues:
External:
Finance charges	$964,185	$240,831	$—	$11,857	$—	$184,300	$1,401,173
Insurance	246	—	88,207	81	—	(316)	88,218
Other	(12,130)	(13,449)	37,970	(21,288)	(2,292)	35,534	24,345
Intercompany	49,261	(437)	(35,142)	(13,682)	—	—	—
Pretax income (loss)	81,378	(93,972)	43,142	(157,718)	(690)	(115,880)	(243,740)

Predecessor Company Nine Months Ended September 30, 2010

Revenues:
External:
Finance charges	$1,088,732	$278,749	$—	$(2,207)	$—	$—	$1,365,274
Insurance	305	—	93,233	96	—	—	93,634
Other	(9,012)	27,635	42,623	106,572	(8,542)	—	159,276
Intercompany	48,940	837	(37,117)	(12,660)	—	—	—
Pretax income (loss)	(12,739)	(161,506)	44,926	(31,247)	(190)	—	(160,756)

The “All Other” column includes:

•

corporate revenues and expenses such as management and administrative revenues and expenses and derivatives adjustments and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance; and

•	revenues from our foreign subsidiary, Ocean.

The “Adjustments” column includes:

•	realized gains (losses) on investment securities and commercial mortgage loans;

•	interest expense related to re-allocations of debt among business segments; and

•	provision for finance receivable losses due to redistribution of amounts provided for the allowance for finance receivable losses.

The push down accounting adjustments include the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities resulting from the FCFI Transaction.

Note 17. Benefit Plans

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

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension	Postretirement
Successor Company Three Months Ended September 30, 2011

Components of net periodic benefit cost:
Service cost	$3,401	$65
Interest cost	4,504	72
Expected return on assets	(4,239)	—

Net periodic benefit cost	$3,666	$137

Successor Company Nine Months Ended September 30, 2011

Components of net periodic benefit cost:
Service cost	$10,202	$196
Interest cost	13,512	216
Expected return on assets	(12,717)	—

Net periodic benefit cost	$10,997	$412

For the three and nine months ended September 30, 2011, the Company contributed $2.6 million and $6.8 million, respectively, to its pension plans and expects to contribute an additional $5.1 million for the remainder of 2011 plan year. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, asset dispositions, market performance, and management’s discretion.

Note 18. Fair Value Measurements

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

Fair Value Measurements – Recurring Basis

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value
Successor Company September 30, 2011

Assets
Investment securities:
Bonds:
U.S. government and government sponsored entities	$—	$40,006	$—	$40,006
Obligations of states, municipalities, and political subdivisions	—	204,241	—	204,241
Corporate debt	—	328,043	2,520	330,563
RMBS	—	114,246	1,133	115,379
CMBS	—	9,336	7,951	17,287
CDO/ABS	—	4,588	9,804	14,392

Total	—	700,460	21,408	721,868
Preferred stocks	—	4,912	—	4,912
Other long-term investments (a)	—	—	5,074	5,074
Common stocks (b)	101	—	3	104

Total	101	705,372	26,485	731,958
Cash and cash equivalents in mutual funds	103,132	—	—	103,132
Cross currency and cross currency interest rate derivatives	—	137,861	—	137,861

Total	$103,233	$843,233	$26,485	$972,951

Liabilities
Interest rate derivatives	$—	$10,733	$—	$10,733

Successor Company December 31, 2010

Assets
Investment securities:
Bonds:
U.S. government and government sponsored entities	$—	$9,392	$—	$9,392
Obligations of states, municipalities, and political subdivisions	—	223,967	—	223,967
Corporate debt	—	339,638	3,110	342,748
RMBS	—	127,067	1,059	128,126
CMBS	—	1,096	9,370	10,466
CDO/ABS	—	7,636	10,298	17,934

Total	—	708,796	23,837	732,633
Preferred stocks	—	4,753	—	4,753
Other long-term investments (a)	—	—	6,432	6,432
Common stocks (b)	117	—	5	122

Total	117	713,549	30,274	743,940
Cash and cash equivalents in mutual funds	88,703	—	—	88,703
Short-term investments	—	10	—	10
Derivatives:
Cross currency and cross currency interest rate	—	189,160	—	189,160
Equity-indexed	—	—	1,720	1,720

Total	—	189,160	1,720	190,880

Total	$88,820	$902,719	$31,994	$1,023,533

Liabilities
Derivatives:
Interest rate	$—	$40,057	$—	$40,057
Equity-indexed	—	213	—	213

Total	$—	$40,270	$—	$40,270

(a)	Other long-term investments excludes our interest in a limited partnership of $1.4 million at September 30, 2011 and December 31, 2010 that we account for using the equity method.
(b)	Common stocks excludes stocks not carried at fair value of $0.7 million at September 30, 2011 and $0.6 million at December 31, 2010.

We had no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2011.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2011:

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)	Purchases, sales, issuances, settlements (a)	Transfers into Level 3	Transfers out of Level 3	Balance at end of period
Successor Company Three Months Ended September 30, 2011

Investment securities:
Bonds:
Corporate debt	$2,744	$(11)	$(213)	$—	$—	$—	$2,520
RMBS	1,289	21	(131)	(46)	—	—	1,133
CMBS	8,632	(2)	(505)	(174)	—	—	7,951
CDO/ABS	10,419	37	(540)	(112)	—	—	9,804

Total	$23,084	45	(1,389)	(332)	—	—	$21,408
Other long-term investments (b)	5,388	—	(314)	—	—	—	5,074
Common stocks	3	—	—	—	—	—	3

Total investment securities	28,475	45	(1,703)	(332)	—	—	26,485
Equity-indexed derivatives	1,735	—	—	(1,735)	—	—	—

Total assets	$30,210	$45	$(1,703)	$(2,067)	$—	$—	$26,485

(a)	The detail of purchases, sales, issuances, and settlements for the three months ended September 30, 2011 is presented in the table below.
(b)	Other long-term investments excludes our interest in a limited partnership of $1.4 million at September 30, 2011 that we account for using the equity method.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2011:

(dollars in thousands)	Purchases	Sales	Issuances	Settlements	Total
Successor Company Three Months Ended September 30, 2011

Investment securities:
Bonds:
RMBS	$—	$—	$—	$(46)	$(46)
CMBS	—	—	—	(174)	(174)
CDO/ABS	—	—	—	(112)	(112)

Total investment securities	—	—	—	(332)	(332)
Equity-indexed derivatives	—	—	—	(1,735)	(1,735)

Total assets	$—	$—	$—	$(2,067)	$(2,067)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2010:

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)	Purchases, sales, issuances, settlements	Transfers in (out) of Level 3	Balance at end of period
Predecessor Company Three Months Ended September 30, 2010

Investment securities:
Bonds:
Corporate debt	$27,543	$(1)	$910	$(94)	$16,522	$44,880
RMBS	573	(403)	416	—	1,473	2,059
CMBS	11,887	(81)	799	(186)	—	12,419
CDO/ABS	12,673	—	548	(460)	—	12,761

Total	52,676	(485)	2,673	(740)	17,995	72,119
Other long-term investments*	7,087	271	(383)	(313)	—	6,662
Common stocks	6	—	—	(1)	—	5

Total investment securities	59,769	(214)	2,290	(1,054)	17,995	78,786
Equity-indexed derivatives	1,839	(163)	—	293	—	1,969

Total assets	$61,608	$(377)	$2,290	$(761)	$17,995	$80,755

*	Other long-term investments excludes our interest in a limited partnership of $1.4 million at September 30, 2010 that we account for using the equity method.

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

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011:

		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)	Purchases, sales, issuances, settlements (a)	Transfers into Level 3	Transfers out of Level 3	Balance at end of period
Successor Company Nine Months Ended September 30, 2011

Investment securities:
Bonds:
Corporate debt	$3,110	$(30)	$(460)	$(100)	$—	$—	$2,520
RMBS	1,059	(525)	756	(157)	—	—	1,133
CMBS	9,370	(37)	(558)	(824)	—	—	7,951
CDO/ABS	10,298	(163)	43	(374)	—	—	9,804

Total	23,837	(755)	(219)	(1,455)	—	—	$21,408
Other long-term investments (b)	6,432	—	1,840	(3,198)	—	—	5,074
Common stocks	5	—	(2)	—	—	—	3

Total investment securities	30,274	(755)	1,619	(4,653)	—	—	26,485
Equity-indexed derivatives	1,720	3	—	(1,723)	—	—	—

Total assets	$31,994	$(752)	$1,619	$(6,376)	$—	$—	$26,485

(a)	The detail of purchases, sales, issuances, and settlements for the nine months ended September 30, 2011 is presented in the table below.
(b)	Other long-term investments excludes our interest in a limited partnership of $1.4 million at September 30, 2011 that we account for using the equity method.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011:

(dollars in thousands)	Purchases	Sales	Issuances	Settlements	Total
Successor Company Nine Months Ended September 30, 2011

Investment securities:
Bonds:
Corporate debt	$—	$—	$—	$(100)	$(100)
RMBS	—	—	—	(157)	(157)
CMBS	—	—	—	(824)	(824)
CDO/ABS	—	—	—	(374)	(374)

Total	—	—	—	(1,455)	(1,455)
Other long-term investments	—	(2,297)	—	(901)	(3,198)

Total investment securities	—	(2,297)	—	(2,356)	(4,653)
Equity-indexed derivatives	—	—	—	(1,723)	(1,723)

Total assets	$—	$(2,297)	$—	$(4,079)	$(6,376)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2010:

(dollars in thousands)		Net (losses) gains included in:
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)	Purchases, sales, issuances, settlements	Transfers in (out) of Level 3	Balance at end of period
Predecessor Company Nine Months Ended September 30, 2010

Investment securities:
Bonds:
Corporate debt	$49,978	$(1)	$2,837	$(3,665)	$(4,269)	$44,880
RMBS	449	(401)	538	—	1,473	2,059
CMBS	7,841	(4,826)	5,784	(517)	4,137	12,419
CDO/ABS	11,381	(3)	1,080	(1,638)	1,941	12,761

Total	69,649	(5,231)	10,239	(5,820)	3,282	72,119
Other long-term investments*	7,758	132	150	(1,378)	—	6,662
Common stocks	261	(2)	2	300	(556)	5

Total investment securities	77,668	(5,101)	10,391	(6,898)	2,726	78,786
Equity-indexed derivatives	1,645	21	—	303	—	1,969

Total assets	$79,313	$(5,080)	$10,391	$(6,595)	$2,726	$80,755

*	Other long-term investments excludes our interest in a limited partnership of $1.4 million at September 30, 2010 that we account for using the equity method.

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

There were no unrealized gains or losses recognized in earnings on instruments held at September 30, 2011 or 2010.

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

Impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Real estate owned	$7,139	$10,090	$29,719	$27,695

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Successor Company September 30, 2011

Real estate owned	$—	$—	$158,514	$158,514
Successor Company December 31, 2010

Real estate owned	$—	$—	$210,473	$210,473

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value for the three and nine months ended September 30, 2011 and 2010 and recorded the writedowns in other revenues. The fair values disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

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

	Successor Company
	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Net finance receivables, less allowance for finance receivable losses	$13,191,127	$12,992,720	$14,164,478	$13,976,987
Cash and cash equivalents (excluding cash and cash equivalents in mutual funds and short-term investments)	1,067,518	1,067,518	1,292,821	1,292,821

Liabilities
Long-term debt	13,707,929	12,407,063	14,940,989	15,045,128

Off-balance sheet financial instruments
Unused customer credit lines	—	—	—	—

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

Derivatives

Our derivatives are not traded on an exchange. The valuation model used to calculate fair value of our derivative instruments includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk, as well as credit and market valuation adjustments. The credit valuation adjustment adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. The credit valuation adjustment also accounts for our own credit risk in the fair value measurement of all net derivative liabilities’ positions, when appropriate. The market valuation adjustment adjusts the valuation of derivatives to reflect the fact that we are an “end-user” of derivative products. As such, the valuation is adjusted to take into account the bid-offer spread (the liquidity risk), as we are not a dealer of derivative products.

Long-term Debt

Where market-observable prices are not available, we estimated the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt and adjusted for foreign currency translations.

Unused Customer Credit Lines

The unused credit lines available to our customers have no fair value. The interest rates charged on our loan and retail revolving lines of credit are adjustable and reprice frequently. These amounts, in part or in total, can be cancelled at our discretion.

Note 19. Risks and Uncertainties

We currently have a significant amount of indebtedness. Our liquidity position has been, and is likely to continue to be, negatively affected by unfavorable conditions in the consumer finance industry, the residential real estate market and the capital markets. In addition, SLFC’s and SLFI’s credit ratings are all non-investment grade, and therefore, have a significant impact on our cost of and access to borrowed funds. This, in turn, negatively affects our liquidity management and ability to refinance our indebtedness.

We anticipate that our primary sources of funds to support operations and repay indebtedness will be finance receivable collections, cash on hand, additional debt or equity financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing. If current market conditions, as well as our financial performance, do not improve or deteriorate, we may not be able to generate sufficient cash to service our debt. At September 30, 2011, we had $1.2 billion of cash and cash equivalents, and for the nine months ended September 30, 2011, we generated a net operating loss of $164.2 million and cash flows from operations of $194.6 million. In 2012, we will be required to pay $2.8 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). In order to meet our debt obligations in 2012 and beyond, we are exploring a number of alternatives, including operational changes to increase or preserve our available cash, additional debt or equity financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing. We cannot assure that additional debt or equity financings, particularly new securitizations, debt refinancing transactions, or portfolio sales will be available to us on acceptable terms, or at all. Our ability to support operations and repay indebtedness will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control and cannot be predicted with certainty. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

We actively manage our liquidity and continually work on initiatives to address our liquidity needs. In connection with our liability management efforts, we or our affiliates from time to time may purchase portions of our outstanding indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we or any such affiliates may determine. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months, provided we are able to execute on capital raising or debt refinancing plans.

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

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to our liquidity, including but not limited to:

•	our ability to generate sufficient cash to service all of our outstanding debt;

•	our access to debt and securitization markets and other sources of funding on favorable terms;

•

our ability to complete on favorable terms, as needed, additional borrowings, securitizations, portfolio sales, or other transactions to support liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which would affect profitability;

•	the potential for further downgrade of our debt by rating agencies, which would have a negative impact on our cost of and access to borrowed funds;

•	our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•	the potential for declining financial flexibility and reduced income should we use more of our assets for securitizations and portfolio sales;

•	reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios; and

•

additional costs, in excess of amounts accrued, for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines issued in August 2010 by the United Kingdom Financial Services Authority for sales of payment protection insurance that occurred after January 1, 2005, including refunds to customers.

Additionally, there are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans which are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

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

•

potential liability relating to real estate loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

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

•

risks in connection with the formation and operation of Springleaf REIT Inc. (Springleaf REIT), a recently established subsidiary which intends to elect and qualify to be taxed as a real estate investment trust (REIT), which we expect to manage, which may acquire almost all of our existing real estate finance receivable portfolio, as well as our future real estate loan originations, and which may sell a significant percentage of its common stock to the public; and

•	the potential loss of key personnel.

Note 20. Legal Settlements and Contingencies

LEGAL SETTLEMENTS

In March 2010, WFI and AIG Bank settled a civil lawsuit brought by the United States Department of Justice (DOJ) for alleged violations of the Fair Housing Act and the Equal Credit Opportunity Act. The DOJ alleged that WFI and AIG Bank allowed independent wholesale mortgage loan brokers to charge certain minority borrowers higher broker fees than were charged to certain other borrowers between 2003 and 2006. WFI and AIG Bank denied any legal violation, and maintained that at all times they conducted their lending and other activities in compliance with fair-lending and other laws. As part of the settlement, WFI and AIG Bank agreed to provide $6.1 million for borrower remediation. In March 2010, we paid $6.1 million into an escrow account pursuant to the terms of the settlement agreement with the DOJ. All remediation claims have been paid. Following completion of the remediation and pursuant to the terms of the settlement agreement, in July 2011 all remaining funds, totaling $1.3 million, were distributed to charities for use in consumer education programs. The Company has no further monetary obligations under the settlement agreement.

LEGAL CONTINGENCIES

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with its activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While the Company has identified below certain legal actions where the Company believes a material loss to be possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been notified to the Company or are not yet determined to be probable or possible.

The Company contests liability and/or the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many actions, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal actions, the Company cannot reasonably estimate such losses, particularly for actions that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the actions in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any given action.

For certain other legal actions, other than the actions referred to in the following paragraphs, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued but does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the Company’s consolidated financial statements as a whole.

Discussed below is a description of each legal action in which it is reasonably possible that the Company may incur, on an individual basis, a material loss that can be reasonably estimated. Based on currently available information, the Company believes the estimate of the aggregate range of reasonably possible losses for such actions, in excess of amounts accrued, is from $0 to $57.0 million at September 30, 2011.

King v. American General Finance, Inc., Case No. 96-CP-38-595 in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, the plaintiffs assert class claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, inter alia, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. On July 29, 2011, the Court issued an interim order granting the plaintiffs’ motion for summary judgment and holding that Springleaf Financial Services of South Carolina, Inc. (“SLFSSC”), formerly American General Finance, Inc., violated the statute. The order states that the class consists of 9,157 members who were involved in 5,497 transactions. The statute provides for a penalty range of $1,500 to $7,500 per class member, to be determined by the judge. SLFSSC timely submitted a motion to alter, amend or reconsider the Court’s interim order on summary judgment, and that motion remains pending. On October 14, 2011, the Court conducted a hearing on the issues of attorney fees and penalties. Plaintiffs requested approximately $68.7 million in penalties and approximately $24.5 million in attorney fees. At the conclusion of the hearing, the Court ordered the parties to submit written arguments and proposed orders on all outstanding issues, including penalties, attorney fees, prejudgment interest, and class notice, by November 14, 2011. The Company continues to defend the case vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

•

our substantial indebtedness, which could prevent us from meeting our obligations under our debt instruments and limit our ability to react to changes in the economy or our industry, or our ability to incur additional borrowings;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	our continued ability to access the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•	changes in the rate at which we can collect or potentially sell our finance receivable portfolio;

•	the impacts of our securitizations and borrowings;

•	our ability to comply with our debt covenants;

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

•

additional costs, in excess of amounts accrued, for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines issued in August 2010 by the United Kingdom Financial Services Authority for sales of payment protection insurance that occurred after January 1, 2005, including refunds to customers;

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

•

the formation and operation of Springleaf REIT (which would sell common stock to the public), including: the possibility that the initial public offering for Springleaf REIT may not be completed due to market conditions, regulatory changes, or other events; additional costs associated with operating a REIT with common stock that is held by the public and listed on a securities exchange; our lack of experience with managing a REIT; the possibility that, under our intended agreement with Springleaf REIT pursuant to which we would be required to offer to sell our newly-originated mortgage loans to Springleaf REIT, we are not able to originate a sufficient volume of loans to allow Springleaf REIT to operate profitably or the possibility that Springleaf REIT will terminate such agreement; the possibility that Springleaf REIT may terminate our intended agreement to service the loans held by Springleaf REIT; and potential liability relating to real estate loans that we intend to sell to Springleaf REIT, if it is determined that there was a breach of a warranty made in connection with the transaction (see “Springleaf REIT Inc.” below);

•

potential liability relating to real estate loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

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

•	the effects of participation in the HAMP by subservicers of our loans;

•	the costs and effects of any litigation or governmental inquiries or investigations involving us, particularly those that are determined adversely to us;

•	the potential for further downgrade of our debt by rating agencies, which would have a negative impact on our cost of and access to borrowed funds;

•	changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•	the undetermined effects of the FCFI Transaction, including the availability of support from our new owner and the effect of any changes to our operations, capitalization, or business strategies;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in our ability to attract and retain employees or key executives to support our businesses;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities; and

•	war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce.

We also direct readers to other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in other documents we file with the SEC. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

FCFI TRANSACTION

On November 30, 2010, FCFI indirectly acquired an 80% economic interest in SLFI from ACC. AIG, through ACC, retained a 20% economic interest in SLFI.

EXECUTIVE OVERVIEW

The positive economic trends in late 2010 and early 2011 have given way to significant volatility in global capital markets, and certain key economic indicators continue to weaken. Gross domestic product in the United States slowed significantly in the second quarter of 2011, and unemployment rates remained high. These factors have contributed to a lack of consumer confidence and decreased spending in third quarter 2011. In addition, high energy prices and uncertainty in the housing market continue to threaten economic growth.

During the first nine months of 2011, we:

•	refinanced our $3.0 billion secured term loan (see “Capital Resources and Liquidity – Capital Resources”);

•	caused the formation of Springleaf REIT Inc. (see Springleaf REIT Inc.); and

•	securitized $496.9 million of our real estate loans and sold $242.7 million of senior mortgage-backed notes (while retaining subordinated notes for possible future sale).

In September 2011, our Board of Directors appointed Jay N. Levine to the positions of President, Chief Executive Officer, and Director of the Company effective October 1, 2011.

SPRINGLEAF REIT INC.

In May 2011, SLFC caused the formation of Springleaf REIT Inc., a Delaware corporation (Springleaf REIT). Springleaf REIT, an indirect subsidiary of SLFC, has recently filed with the SEC a registration statement for an initial public offering of its common stock. If and when the registration statement is declared effective and the offering is completed, it is anticipated that Springleaf REIT will continue to be an indirect subsidiary of SLFC, with a majority of its common stock to be owned by Springleaf REIT Holdings LLC, a newly formed indirect subsidiary of SLFC, and its affiliates, and the remainder to be owned by public shareholders. If the offering is completed, it is anticipated that Springleaf REIT will own an estimated portfolio of more than 145,000 loans with an aggregate unpaid principal balance of $9.5 billion based upon accounts as of September 30, 2011, which will consist primarily of seasoned, performing, first-lien residential real estate loans, most of which were originated by subsidiaries of the Company. This portfolio will consist of all of our unsecuritized residential real estate loans as of a specified date before the offering that are no more than 60 days delinquent and certain portfolios of securitized loans. As of September 30, 2011, this portfolio would have represented 93% of SLFC’s residential real estate loan portfolio and 72% of SLFC’s total loan portfolio. Springleaf REIT will have an exclusive right to acquire new real estate loans that SLFC originates and will be externally managed by an affiliate of SLFC. SLFC will have the exclusive right to service the loans it originates and sells to Springleaf REIT. Springleaf REIT intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with its initial taxable year ending December 31, 2011. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

We currently have a significant amount of indebtedness. Our liquidity position has been, and is likely to continue to be, negatively affected by unfavorable conditions in the consumer finance industry, the residential real estate market, and the capital markets. As described in more detail below, our sources and access to capital have changed significantly since September 2008. In addition, SLFC’s and SLFI’s credit ratings are all non-investment grade, and therefore, have a significant impact on our cost of and access to borrowed funds. This, in turn, negatively affects our liquidity management and ability to refinance our indebtedness.

We anticipate that our primary sources of funds to support operations and repay indebtedness will be finance receivable collections, cash on hand, additional debt or equity financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing. If current market conditions, as well as our financial performance, do not improve or deteriorate, we may not be able to generate sufficient cash to service our debt. At September 30, 2011, we had $1.2 billion of cash and cash equivalents, and for the nine months ended September 30, 2011, we generated a net operating loss of $164.2 million and cash flows from operations of $194.6 million. In 2012, we will be required to pay $2.8 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). In order to meet our debt obligations in 2012 and beyond, we are exploring a number of alternatives, including operational changes to increase or preserve our available cash, additional debt or equity financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing. We cannot assure that additional debt or equity financings, particularly new securitizations, debt refinancing transactions, or portfolio sales will be available to us on acceptable terms, or at all. Our ability to support operations and repay indebtedness will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control and cannot be predicted with certainty. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

We actively manage our liquidity and continually work on initiatives to address our liquidity needs. In connection with our liability management efforts, we or our affiliates from time to time may purchase portions of our outstanding indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we or any such affiliates may determine. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions.

Capital Resources

Our capital has varied primarily with the amount of our net finance receivables. We have historically based our mix of debt and equity, or “leverage,” primarily upon maintaining leverage that supports cost-effective funding.

(dollars in millions)	Successor Company		Predecessor Company
	2011		2010
September 30,	Amount	Percent	Amount	Percent
Long-term debt	$13,707.9	90%	$16,725.4	87%
Equity	1,502.9	10	2,441.7	13

Total capital	$15,210.8	100%	$19,167.1	100%

Net finance receivables	$13,248.1		$17,095.6

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

In April 2010, Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year term loan pursuant to a Credit Agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent.

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

The debt agreements to which SLFC and its subsidiaries are a party include standard terms and conditions, including covenants and representations and warranties. These agreements also contain certain restrictions, including restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and restrictions on the intercompany transfer of funds from certain subsidiaries to SLFC or SLFI, except for those funds needed for debt payments and operating expenses. SLFC subsidiaries that borrow funds through the $3.75 billion secured term loan are also required to pledge eligible finance receivables to support their borrowing under the secured term loan.

None of our debt agreements require SLFC or any subsidiary to meet or maintain any specific financial targets or ratios, except the requirement to maintain a certain level of pledged finance receivables under the secured term loan.

Under our debt agreements, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of September 30, 2011, we were in compliance with all of the covenants under our debt agreements.

Historically, we targeted our leverage to be a ratio of 7.5x of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of our trust preferred securities (i.e., hybrid debt) and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive income or loss. Our method of measuring target leverage reflects SLFC’s issuance of $350.0 million aggregate principal amount of 60-year junior subordinated debentures following our acquisition of Ocean in January 2007. The debentures underlie the trust preferred securities sold by a trust sponsored by SLFC in a Rule 144A/Regulation S offering. SLFC can redeem the debentures at par beginning in January 2017. Based upon the “equity-like” terms of these junior subordinated debentures, our leverage calculation treated the hybrid debt as 75% equity and 25% debt.

Under the hybrid debt, SLFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the junior subordinated debt holders (and not make dividend payments to SLFI) unless SLFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date and pays such amount to the junior subordinated debt holders. A mandatory trigger event occurs if SLFC’s (1) tangible equity to tangible managed assets is less than 5.5% or (2) average fixed charge ratio is not more than 1.10x for the trailing four quarters (where the fixed charge ratio equals earnings excluding income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends).

Based upon SLFC’s financial results for the twelve months ended September 30, 2011, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2012 due to the average fixed charge ratio being less than 0.77x (while the equity to assets ratio was 9.19%). As of November 14, 2011, SLFC has not obtained the non-debt capital funding necessary to satisfy the January 2012 interest payments required by SLFC’s hybrid debt.

Due to the Company’s and our former indirect parent’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity, refinancing or retiring our outstanding indebtedness, and otherwise maintaining compliance with our debt agreements, and not on achieving a targeted leverage. Additionally, the application of push-down accounting significantly altered the presentation of many leverage calculation components and has thereby made our historical methods of leverage calculation less meaningful, particularly when compared to leverage measurements of the Predecessor Company. Our adjusted tangible leverage at September 30, 2011 was 8.68x compared to 8.52x at December 31, 2010, and 6.12x at September 30, 2010. In calculating September 30, 2011 leverage, management deducted $943.1 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.08x. In calculating December 31, 2010 leverage, management deducted $1.2 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 7.86x. In calculating September 30, 2010 leverage, management deducted $297.2 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 6.01x.

Reconciliations of total debt to adjusted debt were as follows:

(dollars in millions)	Successor Company		Predecessor Company
	September 30, 2011	December 31, 2010	September 30, 2010
Total debt	$13,707.9	$14,941.0	$16,725.4
75% of hybrid debt	(128.6)	(128.6)	(262.0)

Adjusted debt	$13,579.3	$14,812.4	$16,463.4

Reconciliations of equity to adjusted tangible equity were as follows:

(dollars in millions)	Successor Company		Predecessor Company
	September 30, 2011	December 31, 2010	September 30, 2010
Equity	$1,502.9	$1,691.1	$2,441.7
75% of hybrid debt	128.6	128.6	262.0
Net other intangible assets	(59.7)	(83.7)	—
Accumulated other comprehensive (income) loss	(8.0)	2.5	(13.0)

Adjusted tangible equity	$1,563.8	$1,738.5	$2,690.7

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

Liquidity

Our sources of funds have included net collections of finance receivables, cash flows from operations, issuances of long-term debt, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. In September 2011, we securitized $496.9 million of our real estate loans and sold $242.7 million of senior mortgage-backed notes, while retaining the remainder for possible future sale. SLFC has also received capital contributions from its parent to support finance receivable growth and maintain leverage measures and compliance with debt agreements. Subject to insurance regulations, we also have received dividends from our insurance subsidiaries. On May 12, 2011, we received $45.0 million of dividends from our insurance subsidiaries.

We anticipate that our primary sources of funds to support operations and repay indebtedness will be finance receivable collections, cash on hand, additional debt or equity financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. In addition, a prolonged decline in originations would negatively impact our long-term liquidity. We intend to support our liquidity position by operating the Company utilizing the following strategies:

•	managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing for such loans;

•	pursuing additional debt or equity financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing; and

•

from time to time we or our affiliates may purchase portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we or any such affiliates may determine.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Principal sources and uses of cash were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Nine Months Ended September 30,	2011	2010
Principal sources of cash:
Net collections/originations and purchases of finance receivables	$750.6	$1,357.4
Repayment of note receivable from AIG	—	800.9
Operations	194.6	262.4
Sales and principal collections of finance receivables held for sale originated as held for investment	—	37.8
Capital contributions	10.5	21.9

Total	$955.7	$2,480.4

Principal uses of cash:
Net repayment/issuances of debt	$1,528.7	$3,172.1
Dividends paid	45.0	—
Total	$1,573.7	$3,172.1

During the nine months ended September 30, 2011, we continued to manage our liquidity with net collections of finance receivables, the refinancing of our secured term loan in May 2011, proceeds of $242.5 million from a real estate loan securitization transaction in September 2011, and cash from operations. On May 10, 2011, we successfully refinanced our $3.0 billion secured term loan with an additional $750.0 million of borrowings, a two-year maturity extension to May 2017, lower borrowing costs, and reduced collateral requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

Purchased Credit Impaired Finance Receivables

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

In order to determine the unit(s) of account, we considered the risk characteristics associated with the population of identified finance receivables. Accounting literature related to purchased credit impaired finance receivables permits finance receivables to be aggregated if the identified finance receivables have common risk characteristics. In evaluating the identified population, we determined that these finance receivables could be aggregated into pools consistent with the underlying risks associated with each finance receivable and the related collateral, as applicable.

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

We have established policies and procedures to periodically (at least once a quarter) update the amount of cash flows we expect to collect, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable and significant increases (defined as a change in cash flows equal to 10 percent or more) in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool’s yield.

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

If the timing and/or amounts of expected cash flows on purchased credit impaired finance receivables were determined to be not reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows for our pools are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables. Our purchased credit impaired finance receivables as determined as of November 30, 2010 remain in our purchased credit impaired pools until liquidation. No finance receivables have been added to these pools subsequent to November 30, 2010. We do not reclassify modified purchased credit impaired finance receivables as TDRs.

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

Push-down accounting for the purchased credit impaired portfolio has an impact on the carrying amount of finance receivables, the finance charges earned and related yields, and the net charge-off and charge-off ratio. As a result, these financial statement items and key ratios of the Successor Company are not comparable to those of the Predecessor Company. The delinquency ratios are calculated using the customer balances rather than the carrying amounts, and are, therefore, unaffected by the adjustments to the carrying amount of the purchased credit impaired portfolio.

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

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly by real estate loans, non-real estate loans, and retail sales finance. Our three main finance receivable types consist of a large number of relatively small, homogeneous accounts. We evaluate our three main finance receivable types for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous internal and external factors in estimating losses inherent in our finance receivable portfolio, including the following:

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

We use migration analysis and, effective September 30, 2011, a roll rate-based model as the principal tools to determine the appropriate amount of allowance for finance receivable losses. We adopted the roll rate-based model because we believe it captures portfolio trends at a more detailed level. Both techniques are historically-based statistical models that attempt to predict the future amount of losses of finance receivables. We validate the results of the models through the review of historical results by the Credit Strategy and Policy Committee.

Our migration analysis utilizes a rolling 12 months of historical data that is updated quarterly for our real estate loan and retail sales finance receivable portfolio. The primary inputs for our migration analysis are (1) the related historical finance receivable balances, (2) the historical delinquency, charge-off, recovery and repayment amounts, and (3) the related finance receivable balances in each stage of delinquency (i.e., current, greater than 30 days past due, greater than 60 days past due, etc.). The primary assumptions used in our migration analysis are the weighting of historical data and our estimate of the loss emergence period for the portfolio.

In our roll rate-based model, our non-real estate loan portfolio is stratified by delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on non-real estate loans are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period for the non-real estate loan portfolio. We believe that this model is more effective in determining the appropriate amount of allowance for our non-real estate loan portfolio.

Prior to the FCFI Transaction, we used the Monte Carlo technique, which utilized historical loan level data from January 2003 through the mid month of the current quarter and was updated quarterly. The primary inputs for Monte Carlo were the historical finance receivable accounts, the variability in account migration through the various stages of delinquency (i.e., the probability of a loan moving from 30 days past due to 60 days past due in any given month), and average charge-off amounts. The primary assumptions used in our Monte Carlo analysis were the loss emergence period for the portfolio and average charge-off amounts. The program employed a discrete method of incorporating economic conditions with a set of matrices, each of which represented a historical month of data. Each matrix was therefore representative of certain seasonal and secular economic conditions, and the probability of selecting a given matrix during the simulation increased as the simulated economic conditions approached those represented by the matrix.

As a result of the FCFI Transaction, we applied push-down accounting and reduced our allowance for finance receivable losses to zero on November 30, 2010 as any uncertainties related to the collectability of the finance receivables had been incorporated into the fair value measurement of our finance receivable portfolio.

We consider the current and historical levels of nonaccrual loans in our analysis of the allowance by factoring the delinquency status of loans into both the migration analysis and the roll rate-based model. We classify loans as nonaccrual based on our accounting policy, which is based on the delinquency status of the loan. As delinquency is a primary input into our quantitative models, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

The allowance for finance receivable losses related to our purchased credit impaired finance receivables is calculated using updated cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment. Probable and significant increases (defined as a change in cash flows equal to 10 percent or more) in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses.

The allowance for finance receivable losses related to our TDRs is calculated in homogeneous aggregated pools of individually evaluated impaired finance receivables that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDRs by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDRs. The primary assumptions for our model are prepayment speeds, default rates, and severity rates.

We utilize the migration and the roll rate-based model results for the Company’s finance receivable portfolio to arrive at an estimate of inherent losses for the finance receivables existing at the time of analysis. We adjust the amounts determined by these quantitative models for management’s estimate of the effects of model imprecision, any changes to its underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies.

We calculate our allowance for finance receivable losses at our estimated “most predictive” outcome of our adjusted migration analysis and roll rate-based model. The “most predictive” outcome is the scenario that the Credit Strategy and Policy Committee has identified to be a better estimate than any other amount considering how the analyses best represent the probable losses inherent in our portfolio at the balance sheet date, taking into account the relevant qualitative factors, observable trends, economic conditions and our historical experience with our portfolio.

The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If the committee’s review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions considered by the Credit Strategy and Policy Committee to support its conclusions. See “Analysis of Operating Results - Provision for Finance Receivable Losses” for further information on the allowance for finance receivable losses.

Other Critical Accounting Estimates

For a discussion of our other critical accounting estimates relating to our businesses, see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes to our other critical accounting estimates during the nine months ended September 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2011 or December 31, 2010.

SELECTED SEGMENT INFORMATION

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

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

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	At or for the Nine Months Ended September 30, 2011	At or for the Nine Months Ended September 30, 2010
Net finance receivables:
Branch real estate loans			$6,731.2	$7,521.1
Centralized real estate			5,303.0	6,296.5
Branch non-real estate loans			2,662.0	2,801.6
Branch retail sales finance			407.1	624.9

Total segment net finance receivables			15,103.3	17,244.1
All other			(1,855.2)	(148.5)

Net finance receivables			$13,248.1	$17,095.6

Yield:
Branch real estate loans	8.85%	8.93%	8.89%	9.03%
Centralized real estate	5.67	5.69	5.79	5.83
Branch non-real estate loans	22.96	21.94	22.81	21.62
Branch retail sales finance	13.96	14.23	14.17	14.69
Total segment yield	10.32	10.06	10.29	10.22
All other effect on yield	3.40	0.08	3.44	0.08
Total yield	13.72%	10.14%	13.73%	10.30%
Charge-off ratio:
Branch real estate loans	3.01%	3.18%	2.77%	3.23%
Centralized real estate	1.60	2.02	1.80	2.13
Branch non-real estate loans	3.55	5.43	3.82	6.26
Branch retail sales finance	5.10	9.26	5.90	9.18
Total segment charge-off ratio	2.66	3.36	2.69	3.62
All other effect on charge-off ratio	(0.65)	0.02	(0.96)	0.04
Total charge-off ratio	2.01%	3.38%	1.73%	3.66%
Delinquency ratio:
Branch real estate loans			6.39%	6.21%
Centralized real estate			9.86	8.35
Branch non-real estate loans			3.16	4.05
Branch retail sales finance			3.45	5.86
Total segment delinquency ratio			6.89	6.60
All other effect on delinquency ratio			(0.01)	0.06
Total delinquency ratio			6.88%	6.66%

ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Risk Characteristics. Our customers in all portfolio segments encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime at the other. Our customers’ incomes are generally near the national median but our customers may vary from national norms as to their debt-to-income ratios, employment and residency stability, and/or credit repayment histories. In general, our customers have lower credit quality and require significant levels of servicing. As a result, we charge them higher interest rates to compensate us for such services and related credit risks.

Despite our efforts to avoid losses on our portfolio segments (real estate loans, non-real estate loans, and retail sales finance), personal circumstances and national, regional, and local economic situations affect our customers’ willingness or ability to repay their obligations. The risk characteristics of each portfolio segment include the following:

Real estate loan portfolio

•	adverse shifts in residential real estate values;

•	elevated unemployment levels;

•	high energy costs;

•	major medical expenses; and

•	divorce or death.

Non-real estate loan portfolio and retail sales finance portfolio

•	elevated unemployment levels;

•	high energy costs;

•	major medical expenses; and

•	divorce or death.

Occasionally, these events can be so economically severe that the customer files for bankruptcy.

Fair Isaac Corporation (FICO) Credit Scores. There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime,” “non-prime,” and “sub-prime.” While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third-party credit scores as a means to categorize the creditworthiness of the borrower and his or her finance receivable. Our finance receivable underwriting process does not use third-party credit scores as a primary determinant for credit decisions. However, we do, in part, use such scores to analyze performance of our finance receivable portfolio and for informational purposes we present below our net finance receivables and delinquency ratios grouped into the following categories based solely on borrower FICO credit scores at the date of origination or renewal:

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

(dollars in millions)	Successor Company
	September 30, 2011	December 31, 2010
Net finance receivables:
Branch real estate loans:
Prime	$983.0	$1,063.8
Non-prime	1,074.8	1,159.7
Sub-prime	3,830.5	4,089.9
Other/FICO unavailable	0.7	1.0

Total	$5,889.0	$6,314.4

Centralized real estate loans:
Prime	$3,089.1	$3,399.3
Non-prime	828.0	885.8
Sub-prime	331.3	348.8
Other/FICO unavailable	0.2	0.4

Total	$4,248.6	$4,634.3

Branch non-real estate loans:
Prime	$524.8	$528.4
Non-prime	602.9	592.2
Sub-prime	1,473.7	1,483.0
Other/FICO unavailable	9.9	12.4

Total	$2,611.3	$2,616.0

Branch retail sales finance:
Prime	$158.0	$220.7
Non-prime	53.2	72.3
Sub-prime	169.8	197.5
Other/FICO unavailable	0.8	0.7

Total	$381.8	$491.2

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Successor Company
	September 30, 2011	December 31, 2010
Delinquency ratio:
Branch real estate loans:
Prime	3.76%	3.61%
Non-prime	5.73	5.21
Sub-prime	7.25	6.89
Other/FICO unavailable	4.80	3.81

Total	6.39%	6.03%

Centralized real estate loans:
Prime	8.25%	7.31%
Non-prime	13.69	12.39
Sub-prime	15.11	12.43
Other/FICO unavailable	—	—

Total	9.86%	8.67%

Branch non-real estate loans:
Prime	1.62%	2.04%
Non-prime	2.39	3.11
Sub-prime	4.02	4.75
Other/FICO unavailable	1.57	N/M *

Total	3.16%	3.84%

Branch retail sales finance:
Prime	2.50%	3.95%
Non-prime	4.52	6.32
Sub-prime	4.06	5.71
Other/FICO unavailable	4.22	6.94
Total	3.45%	5.01%

*	Not meaningful

Management believes the primary reason that the centralized business segment prime real estate loans have a significantly higher delinquency percentage as compared to branch business segment prime, non-prime, and sub-prime real estate loans is that the centralized business segment loans were made primarily through broker or correspondent channels and thereby established no face-to-face relationship with us whereas, substantially all of the branch business segment real estate loans were originated in the branch by our personnel whose future success is dependent on the future performance of those loans. Secondarily, but no less importantly, the centralized business segment loans are serviced by third parties not necessarily related to us while branch business segment loans are almost always serviced by the persons that originated them and for whom the loan’s future performance is a measure of their job performance and reward.

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

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

(dollars in millions)	Amount	Delinquency Ratio	Average LTV	Average FICO
Successor Company September 30, 2011

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$3,830.5	7.25%	74.7%	557
Second mortgages	$735.2	7.82%	N/A (b)	602
LTV greater than 95.5% at origination	$217.4	6.49%	97.8%	611
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$690.3	11.33%	88.8%	706
Sub-prime	$331.3	15.11%	77.5%	586
Second mortgages	$28.3	6.62%	N/A	704
LTV greater than 95.5% at origination	$1,471.3	8.40%	99.4%	708
Low documentation	$252.2	15.20%	76.5%	663

Successor Company December 31, 2010

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$4,089.9	6.89%	74.8%	557
Second mortgages	$835.9	7.43%	N/A	602
LTV greater than 95.5% at origination	$147.2	5.50%	97.8%	611
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$764.9	11.08%	88.6%	707
Sub-prime	$348.8	12.43%	77.4%	586
Second mortgages	$32.9	2.61%	N/A	703
LTV greater than 95.5% at origination	$1,600.2	7.82%	99.4%	709
Low documentation	$269.7	13.32%	76.4%	664

(a)	Not applicable because these higher-risk loans are not offered by our branch business segment.
(b)	Not available.

We held the first mortgage of borrowers on 4% of our second mortgage portfolio at September 30, 2011 and December 31, 2010. Our second mortgages may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. At September 30, 2011 and December 31, 2010, 89% of our second mortgages were fixed-rate mortgages. At September 30, 2011, 65% of our second mortgages were open-end home equity lines of credit, compared to 64% at December 31, 2010. The maximum draw period for cash advances for unused credit lines is 120 months, but all unused credit lines, in part or in total, can be cancelled at our discretion at any time.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Charge-off ratios:
Branch higher-risk real estate loans:
Interest only*
Sub-prime	2.81%	3.54%	2.42%	3.60%
Second mortgages	7.64%	9.78%	6.62%	9.71%
LTV greater than 95.5% at origination	2.83%	3.62%	3.13%	3.91%
Low documentation*
Centralized real estate higher-risk loans:
Interest only	3.55%	3.23%	3.21%	3.34%
Sub-prime	1.80%	2.19%	1.72%	2.58%
Second mortgages	0.58%	2.54%	0.78%	2.44%
LTV greater than 95.5% at origination	2.34%	2.29%	2.22%	2.36%
Low documentation	0.97%	1.61%	1.80%	1.96%

*	Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on those real estate loans. The total amount of all real estate loans for which the updated LTV ratio exceeds 100% at September 30, 2011 was $2.7 billion, or 26%, of total real estate loans. We update collateral valuations by applying the sequential change in the House Price Index as published quarterly by the Federal Housing Finance Agency at the Metropolitan Statistical Area or state level to update the LTV.

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

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Balance at beginning of period:
Branch real estate loans	$13.5	$540.2	$2.5	$624.3
Centralized real estate	5.0	594.4	0.5	536.4
Branch non-real estate loans	24.2	247.2	4.1	288.5
Branch retail sales finance	0.4	46.9	—	63.6

Total segment	43.1	1,428.7	7.1	1,512.8
All other	—	3.9	—	3.5

Total	$43.1	$1,432.6	$7.1	$1,516.3

Provision for finance receivable losses:
Branch real estate loans	$30.6	$71.0	$66.0	$104.6
Centralized real estate	21.2	33.2	76.8	160.8
Branch non-real estate loans	25.1	5.9	74.2	61.3
Branch retail sales finance	4.5	9.6	10.4	32.0

Total segment	81.4	119.7	227.4	358.7
All other	—	(0.5)	—	0.1

Total	$81.4	$119.2	$227.4	$358.8

Charge-offs:
Branch real estate loans	$(28.9)	$(63.3)	$(62.4)	$(195.2)
Centralized real estate	(18.7)	(32.9)	(70.0)	(104.1)
Branch non-real estate loans	(26.1)	(48.1)	(73.8)	(167.7)
Branch retail sales finance	(6.9)	(19.4)	(19.1)	(68.9)

Total segment	(80.6)	(163.7)	(225.3)	(535.9)
All other	—	0.5	—	0.3

Total	$(80.6)	$(163.2)	$(225.3)	$(535.6)

Recoveries (a):
Branch real estate loans	$2.1	$2.4	$11.2	$7.7
Centralized real estate	—	0.3	0.2	1.9
Branch non-real estate loans	8.3	9.3	27.0	28.7
Branch retail sales finance	2.7	3.3	9.4	9.9

Total segment	13.1	15.3	47.8	48.2
All other	—	0.1	—	0.1

Total	$13.1	$15.4	$47.8	$48.3

Affiliates contributed by SLFI to SLFC (b):
Branch real estate loans	$—	$—	$—	$8.9
Branch non-real estate loans	—	—	—	3.5
Branch retail sales finance	—	—	—	3.8

Total segment	$—	$—	$—	$16.2

Balance at end of period:
Branch real estate loans	$17.3	$550.3	$17.3	$550.3
Centralized real estate	7.5	595.0	7.5	595.0
Branch non-real estate loans	31.5	214.3	31.5	214.3
Branch retail sales finance	0.7	40.4	0.7	40.4

Total segment	57.0	1,400.0	57.0	1,400.0
All other	—	4.0	—	4.0

Total	$57.0	$1,404.0	$57.0	$1,404.0

(a)	Includes $5.0 million of recoveries for the nine months ended September 30, 2011 ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.
(b)	Effective January 1, 2010, SLFI contributed two of its wholly-owned subsidiaries to SLFC. The contribution included $16.2 million of allowance for finance receivable losses.

After the FCFI Transaction, the recorded investment or carrying amount of finance receivables includes the impact of push-down adjustments. For the three and nine months ended September 30, 2011, the carrying amount charged off for non-credit impaired loans subject to push-down accounting was $57.4 million and $132.8 million, respectively. For the three and nine months ended September 30, 2011, the carrying amount charged off for purchased credit impaired loans subject to push-down accounting was $19.6 million and $88.0 million, respectively.

Real Estate Owned

Changes in the amount of real estate owned were as follows.

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Balance at beginning of period	$162.2	$141.8	$178.9	$138.5
Properties acquired	45.1	69.0	166.8	207.4
Properties sold or disposed of	(65.4)	(47.6)	(181.2)	(169.7)
Writedowns	(7.1)	(10.1)	(29.7)	(27.7)
Affiliates contributed by SLFI to SLFC*	—	—	—	4.6

Balance at end of period	$134.8	$153.1	$134.8	$153.1

Real estate owned as a percentage of real estate loans			1.31%	1.12%

*	Effective January 1, 2010, SLFI contributed two of its wholly-owned subsidiaries to SLFC. The contribution included $4.6 million of real estate owned.

Finance Receivables Held for Sale

Reserve for sales recourse obligations represent our (i) estimate of losses to be incurred by us on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred by us for indemnification of losses incurred by purchasers with respect to finance receivables that we sold. Certain sale contracts include provisions requiring us to repurchase a finance receivable or indemnify the purchaser for losses it sustains with respect to a finance receivable if a borrower fails to make initial loan payments to the purchaser or if the accompanying mortgage loan breaches certain customary representations and warranties. These representations and warranties are made to the purchasers with respect to various characteristics of the finance receivable, such as the manner of origination, the nature and extent of underwriting standards applied, the types of documentation being provided, and, in limited instances, reaching certain defined delinquency limits. Although the representations and warranties are typically in place for the life of the finance receivable, we believe that most repurchase requests occur within the first five years of the sale of a finance receivable. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. At the time of the sale of each finance receivable, we record a provision for recourse obligations for estimated repurchases, loss indemnification and premium recapture on finance receivables sold, which is charged to gain (loss) on finance receivables held for sale. Any subsequent adjustments resulting from changes in estimated recourse exposure are recorded to provision for/(reductions in) recourse obligations for increases or decreases in estimated recourse exposure, respectively, and charged to gain (loss) on finance receivables held for sale. We include our reserve for sales recourse obligations in other liabilities, which totaled $2.0 million at September 30, 2011 and $3.5 million at December 31, 2010.

We did not repurchase any loans during the three months ended September 30, 2011. We repurchased 9 loans for $1.8 million during the nine months ended September 30, 2011 primarily due to loans reaching defined delinquency limits under certain loan sale agreements. During the three and nine months ended September 30, 2010, we repurchased 2 loans for $0.2 million and 4 loans for $0.5 million, respectively, primarily due to loans reaching defined delinquency limits under certain loan sale agreements. At September 30, 2011, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Balance at beginning of period	$2.4	$3.9	$3.5	$15.8
Provision for/(reduction in) recourse obligations	(0.4)	(0.2)	(1.1)	(3.1)
Recourse losses	—	(0.1)	(0.4)	(9.1)

Balance at end of period	$2.0	$3.6	$2.0	$3.6

Our reserve for sales recourse obligations has declined due to substantial reductions in loan sales in recent years and reductions in loss exposure estimates resulting from improving estimated losses on projected loan repurchases.

Investments

Insurance investments by type were as follows:

	Successor Company
(dollars in millions)	September 30, 2011	December 31, 2010
Investment securities	$734.1	$745.8
Commercial mortgage loans	125.1	128.4
Policy loans	1.5	1.5

Total	$860.7	$875.7

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

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt and have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 31% of our borrowings at September 30, 2011, compared to 22% at September 30, 2010. Adjustable-rate net finance receivables represented 5% of our total portfolio at September 30, 2011 and 2010.

Since 2008, we have had limited direct control of our asset/liability mix as a result of our limited access to capital markets, our restricted origination of finance receivables, and our sale or securitization of finance receivables. See “Capital Resources and Liquidity” for further information.

ANALYSIS OF OPERATING RESULTS

Net (Loss) Income

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net (loss) income	$(49.7)	$(21.8)	$(164.2)	$34.9
Amount change	$(27.9)	$(253.2)	$(199.1)	$271.3
Percent change	(128)%	(109)%	(570)%	115%

Return on average assets	(1.19)%	(0.43)%	(1.26)%	0.22%
Return on average equity	(12.86)%	(3.55)%	(13.59)%	1.94%
Ratio of earnings to fixed charges*	N/A	N/A	N/A	N/A

*   Not applicable. Earnings did not cover total fixed charges by $57.0 million for the three months ended September 30, 2011 and $243.7 million for the nine months ended September 30, 2011. Earnings did not cover total fixed charges by $112.3 million for the three months ended September 30, 2010 and $160.8 million for the nine months ended September 30, 2010.

Net loss increased for the three months ended September 30, 2011 when compared to the same period in 2010 reflecting lower benefit from income taxes, higher interest expense, and lower other revenues, partially offset by lower operating expenses, lower provision for finance receivable losses, and higher finance charges. See “Benefit from Income Taxes,” “Interest Expense,” “Other Revenues,” “Operating Expenses,” “Provision for Finance Receivable Losses,” and “Finance Charges” for further information.

Net loss for the nine months ended September 30, 2011 when compared to net income for the nine months ended September 30, 2010 reflected higher interest expense, lower benefit from income taxes, and lower other revenues, partially offset by lower provision for finance receivable losses, lower operating expenses, and higher finance charges. See “Interest Expense,” “Benefit from Income Taxes,” “Other Revenues,” “Provision for Finance Receivable Losses,” “Operating Expenses,” and “Finance Charges” for further information.

Net loss for the three and nine months ended September 30, 2011 also reflects the net cost of maintaining high balances of cash and cash equivalents to support our liquidity position.

See Note 16 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Real estate loans	$279.5	$263.0	$857.3	$796.4
Non-real estate loans	163.8	157.1	483.9	477.4
Retail sales finance	18.6	24.3	60.0	91.5

Total	$461.9	$444.4	$1,401.2	$1,365.3

Amount change	$17.5	$(76.4)	$35.9	$(296.7)
Percent change	4%	(15)%	3%	(18)%
Average net receivables	$13,373.6	$17,411.3	$13,642.0	$17,712.5
Yield	13.72%	10.14%	13.73%	10.30%

Finance charges increased (decreased) due to the net of the following:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Change in yield	$112.4	$(4.2)	$331.7	$14.3
Decrease in average net receivables	(94.9)	(72.2)	(295.8)	(311.0)

Total	$17.5	$(76.4)	$35.9	$(296.7)

Average net receivables and changes in average net receivables by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
Three Months Ended September 30,	2011		2010
	Amount	Change	Amount	Change
Real estate loans	$10,385.1	$(3,497.9)	$13,883.0	$(1,321.1)
Non-real estate loans	2,595.8	(255.5)	2,851.3	(553.9)
Retail sales finance	392.7	(284.3)	677.0	(839.8)

Total	$13,373.6	$(4,037.7)	$17,411.3	$(2,714.8)

Percent change		(23)%		(13)%

(dollars in millions)	Successor Company		Predecessor Company
Nine Months Ended September 30,	2011		2010
	Amount	Change	Amount	Change
Real estate loans	$10,657.7	$(3,278.9)	$13,936.6	$(2,424.2)
Non-real estate loans	2,561.0	(384.2)	2,945.2	(671.3)
Retail sales finance	423.3	(407.4)	830.7	(948.5)

Total	$13,642.0	$(4,070.5)	$17,712.5	$(4,044.0)

Percent change		(23)%		(19)%

Average net receivables decreased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 reflecting the impact of push-down accounting adjustments, which decreased average net receivables by $2.0 billion for the three months ended September 30, 2011 and $2.1 billion for the nine months ended September 30, 2011. The decrease in average net finance receivables for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 also reflected our tighter underwriting guidelines and liquidity management efforts.

Yield and changes in yield in basis points (bp) by type were as follows:

	Successor Company			Predecessor Company
Three Months Ended September 30,	2011			2010
	Yield	Change		Yield	Change
Real estate loans	10.68%	316	bp	7.52%	(22	) bp
Non-real estate loans	25.11	318		21.93	131
Retail sales finance	18.84	459		14.25	169
Total	13.72%	358		10.14%	(14)

	Successor Company			Predecessor Company
Nine Months Ended September 30,	2011			2010
	Yield	Change		Yield	Change
Real estate loans	10.75%	311	bp	7.64%	(15	) bp
Non-real estate loans	25.23	358		21.65	128
Retail sales finance	18.95	424		14.71	293
Total	13.73%	343		10.30%	9

Yield increased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 primarily due to the impact of valuation discount accretion resulting from the push-down accounting adjustments, which increased yield by 338 basis points for the three months ended September 30, 2011 and 342 basis points for the nine months ended September 30, 2011.

Finance Receivables Held for Sale Originated as Held for Investment Revenues

Finance receivables held for sale originated as held for investment revenues were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Finance receivables held for sale originated as held for investment revenues	$—	$—	$—	$20.4
Amount change	$—	$3.5	$(20.4)	$106.8
Percent change	—%	100%	(100)%	124%

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

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under U.S. GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Long-term debt	$302.0	$277.6	$967.8	$773.4
Short-term debt	—	—	—	27.6

Total	$302.0	$277.6	$967.8	$801.0

Amount change	$24.4	$3.7	$166.8	$9.6
Percent change	9%	1%	21%	1%

Average borrowings	$13,960.2	$16,802.8	$14,447.3	$17,721.6
Interest expense rate	8.61%	6.57%	8.91%	6.01%

Interest expense increased due to the net of the following:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Increase in interest expense rate	$72.3	$57.4	$314.4	$148.5
Decrease in average borrowings	(47.9)	(53.7)	(147.6)	(138.9)

Total	$24.4	$3.7	$166.8	$9.6

Average borrowings and changes in average borrowings by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
Three Months Ended September 30,	2011		2010
	Amount	Change	Amount	Change
Long-term debt	$13,960.2	$(2,842.6)	$16,802.8	$(2,170.6)
Short-term debt	—	—	—	(2,060.9)

Total	$13,960.2	$(2,842.6)	$16,802.8	$(4,231.5)

Percent change		(17)%		(20)%

(dollars in millions)	Successor Company		Predecessor Company
Nine Months Ended September 30,	2011		2010
	Amount	Change	Amount	Change
Long-term debt	$14,447.3	$(2,651.0)	$17,098.3	$(2,156.3)
Short-term debt	—	(623.3)	623.3	(1,622.2)

Total	$14,447.3	$(3,274.3)	$17,721.6	$(3,778.5)

Percent change		(18)%		(18)%

Average borrowings decreased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 primarily due to liquidity management efforts. The decrease in average borrowings for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 also reflected the impact of push-down accounting adjustments, which decreased average borrowings by $1.2 billion for the three and nine months ended September 30, 2011.

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at September 30, 2011 were as follows:

(dollars in millions)	Retail Notes	Medium Term Notes	Euro Denominated Notes (a)	Secured Term Loan (b) (c)	Securitizations	Junior Subordinated Debt (Hybrid Debt)	Total
Interest rates (d)	4.00% – 9.00%	0.60% - 6.90%	3.25% – 4.13%	5.05%	4.05% - 5.75%	6.00%
Fourth quarter 2011	$19.0	$750.0	$—	$—	$—	$—	$769.0
First quarter 2012	6.0	—	—	—	—	—	6.0
Second quarter 2012	14.1	—	—	—	—	—	14.1
Third quarter 2012	20.2	1,000.0	—	—	—	—	1,020.2
Remainder of 2012	43.0	1,000.0	—	—	—	—	1,043.0
2013	157.6	500.0	1,269.5	—	—	—	1,927.1
2014	365.6	—	—	—	—	—	365.6
2015	48.5	750.0	—	—	—	—	798.5
2016-2067	—	3,675.0	—	3,750.0	—	350.0	7,775.0
Securitizations (e)	—	—	—	—	1,275.0	—	1,275.0

Total principal maturities	$674.0	$7,675.0	$1,269.5	$3,750.0	$1,275.0	$350.0	$14,993.5

Total carrying amount	$602.8	$6,688.0	$1,183.3	$3,769.0	$1,293.3	$171.5	$13,707.9

(a)	Euro denominated notes include two Euro 500 million note issuances, shown here at the U.S. dollar equivalent at time of issuance.
(b)	Issued by wholly-owned Company subsidiaries.
(c)	Guaranteed by the Company.
(d)	The interest rates shown are the range of contractual rates in effect at September 30, 2011, which exclude the effects of the associated derivative instruments used in hedge accounting relationships, if applicable.
(e)	Securitizations are not included in above maturities by period due to their variable monthly repayments.

Interest expense rate and changes in interest expense rate in basis points by type were as follows:

	Successor Company			Predecessor Company
Three Months Ended September 30,	2011			2010
	Rate	Change		Rate	Change
Long-term debt	8.61%	204	bp	6.57%	130	bp
Short-term debt	—	—		—	N/M	*
Total	8.61%	204		6.57%	138

* Not meaningful

	Successor Company			Predecessor Company
Nine Months Ended September 30,	2011			2010
	Rate	Change		Rate	Change
Long-term debt	8.91%	289	bp	6.02%	107	bp
Short-term debt	—	N/M	*	5.75	121
Total	8.91%	290		6.01%	111

* Not meaningful

Interest expense rate increased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 primarily due to the impact of valuation discount accretion resulting from the push-down accounting adjustments, which increased interest expense rate by 278 basis points for the three months ended September 30, 2011 and 299 basis points for the nine months ended September 30, 2011.

Our future overall interest expense rates are likely to be materially higher, but actual future interest expense rates will depend on our funding sources utilized, general interest rate levels and market credit spreads, which are influenced by our asset credit quality, our credit ratings, and the market perception of credit risk for the Company.

The credit ratings of SLFI and SLFC were recently further downgraded and are all non-investment grade and, therefore, have a significant impact on our cost of and access to borrowed funds. This, in turn, negatively affects our liquidity management.

The following table presents the credit ratings of SLFC as of November 14, 2011. On September 7, 2011, Fitch downgraded SLFC’s senior, long-term debt to “CCC” and removed it from “Negative Watch” status. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. SLFC does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Senior Long-term Debt
	Rating	Status
Moody’s	B3	Developing Outlook
Standard & Poor’s (S&P)	B	Negative Outlook
Fitch	CCC	—

Provision for Finance Receivable Losses

	Successor Company		Predecessor Company		Successor Company		Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
Provision for finance receivable losses	$81.4		$119.2		$227.4		$358.8
Amount change	$(37.8)		$(133.1)		$(131.4)		$(500.9)
Percent change	(32)%		(53)%		(37)%		(58)%
Net charge-offs	$67.6		$147.9		$177.6		$487.3
Charge-off ratio	2.01%		3.38%		1.73%		3.66%
Charge-off coverage	0.21	x	2.37	x	0.24	x	2.16	x
60 day+ delinquency					$1,073.4		$1,163.8
Delinquency ratio					6.88%		6.66%
Allowance for finance receivable losses					$57.0		$1,404.0
Allowance ratio					0.43%		8.21%

Provision for finance receivable losses decreased for the three and nine months ended September 30, 2011 when compared to the same period in 2010 primarily due to lower net charge-offs and delinquency in 2011, partially offset by decreases to the allowance for finance receivable losses in the three and nine months ended September 30, 2010 compared to increases to the allowance for finance receivable losses in the three and nine months ended September 30, 2011. As a result of our analysis of the favorable trends in credit quality during the first half of 2010, we decreased our allowance for finance receivable losses during the second and third quarters of 2010. Provision for finance receivable losses for the three and nine months ended September 30, 2011 also reflected the impact of purchased credit impaired finance receivables resulting from the push-down accounting adjustments, which decreased net charge-offs by $34.4 million for the three months ended September 30, 2011 and $139.3 million for the nine months ended September 30, 2011.

Net charge-offs and changes in net charge-offs by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
Three Months Ended September 30,	2011		2010
	Amount	Change	Amount	Change

Real estate loans	$45.4	$(47.5)	$92.9	$(31.2)
Non-real estate loans	17.9	(21.0)	38.9	(33.8)
Retail sales finance	4.3	(11.8)	16.1	(7.6)

Total	$67.6	$(80.3)	$147.9	$(72.6)

(dollars in millions)	Successor Company		Predecessor Company
Nine Months Ended September 30,	2011		2010
	Amount	Change	Amount	Change
Real estate loans	$121.0	$(168.0)	$289.0	$(38.3)
Non-real estate loans	46.8	(92.5)	139.3	(85.8)
Retail sales finance	9.8	(49.2)	59.0	(11.7)

Total	$177.6	$(309.7)	$487.3	$(135.8)

Charge-off ratios and changes in charge-off ratios in basis points by type were as follows:

	Successor Company			Predecessor Company
Three Months Ended September 30,	2011			2010
	Ratio	Change		Ratio	Change
Real estate loans	1.74%	(92	) bp	2.66%	(57	) bp
Non-real estate loans	2.76	(267)		5.43	(302)
Retail sales finance	4.30	(497)		9.27	323
Total	2.01%	(137)		3.38%	(95)

	Successor Company			Predecessor Company
Nine Months Ended September 30,	2011			2010
	Ratio	Change		Ratio	Change
Real estate loans	1.51%	(125	) bp	2.76%	12	bp
Non-real estate loans	2.44	(383)		6.27	(194)
Retail sales finance	3.03	(617)		9.20	403
Total	1.73%	(193)		3.66%	(11)

Total charge-off ratio decreased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 reflecting the impact of push-down accounting adjustments, which decreased total charge-off ratio by 63 basis points for the three months ended September 30, 2011 and 94 basis points for the nine months ended September 30, 2011. The decrease in our charge-off ratios for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 also reflected our tighter underwriting guidelines.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 primarily due to the impact of push-down accounting adjustments, which decreased charge-off coverage by 280 basis points for the three months ended September 30, 2011 and 267 basis points for the nine months ended September 30, 2011.

Delinquency and changes in delinquency by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
September 30,	2011		2010
	Amount	Change	Amount	Change
Real estate loans	$965.0	$(35.1)	$1,000.1	$(62.2)
Non-real estate loans	92.9	(30.9)	123.8	(57.8)
Retail sales finance	15.5	(24.4)	39.9	(29.2)

Total	$1,073.4	$(90.4)	$1,163.8	$(149.2)

Delinquency ratios and changes in delinquency ratios in basis points by type were as follows:

	Successor Company			Predecessor Company
September 30,	2011			2010
	Ratio	Change		Ratio	Change
Real estate loans	7.90%	63	bp	7.27%	—	bp
Non-real estate loans	3.17	(89)		4.06	(103)
Retail sales finance	3.45	(241)		5.86	127
Total	6.88%	22		6.66%	(1)

The total delinquency ratio at September 30, 2011 increased when compared to September 30, 2010 primarily due to an increase in real estate loan delinquency reflecting real estate loan liquidations, partially offset by decreases in non-real estate loan and retail sales finance delinquency ratios reflecting our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at September 30, 2011 when compared to September 30, 2010 was primarily due to the impact of push-down accounting adjustments, which resulted in reducing the allowance for finance receivables losses to zero at November 30, 2010. We also decreased our allowance for finance receivable losses through the provision for finance receivable losses during the fourth quarter of 2010 in response to our lower delinquency and net charge-offs in 2010. The allowance for finance receivable losses at September 30, 2011 also included $23.0 million related to TDRs, compared to $413.3 million at September 30, 2010. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on our TDRs.

The decrease in the allowance ratio at September 30, 2011 when compared to September 30, 2010 was primarily due to the impact of push-down accounting adjustments, which reduced the allowance ratio by 764 basis points at September 30, 2011.

Insurance Revenues

Insurance revenues were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Earned premiums	$29.9	$30.6	$88.1	$93.1
Commissions	—	0.2	0.1	0.5

Total	$29.9	$30.8	$88.2	$93.6

Amount change	$(0.9)	$(3.1)	$(5.4)	$(9.3)
Percent change	(3)%	(9)%	(6)%	(9)%

Earned premiums decreased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 primarily due to a decrease in credit earned premiums.

Investment Revenue

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Investment revenue	$8.6	$13.0	$26.4	$31.2
Amount change	$(4.4)	$0.9	$(4.8)	$(4.2)
Percent change	(33)%	7%	(15)%	(12)%

Investment revenue was affected by the following:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Average invested assets	$960.9	$938.8	$973.0	$940.9
Average invested asset yield	3.53%	5.69%	3.86%	5.67%
Net realized losses on investment securities	$(0.4)	$(0.6)	$(2.9)	$(7.7)

Average invested assets increased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 primarily due to the impact of push-down accounting adjustments, which increased average invested assets by $29.0 million for three months ended September 30, 2011 and $31.2 million for the nine months ended September 30, 2011. Average invested asset yield decreased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 reflecting the impact of push-down accounting adjustments, which decreased average invested asset yield by 100 basis points for the three months ended September 30, 2011 and 104 basis points for the nine months ended September 30, 2011. The decrease in average invested asset yield for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 also reflected the replacement of disposed invested assets with lower yielding invested assets.

Gain on Early Extinguishment of Secured Term Loan

As a result of the refinancing of our secured term loan on May 10, 2011, we recorded a $10.7 million gain on its early extinguishment for the nine months ended September 30, 2011. See “Capital Resources and Liquidity – Capital Resources” for further information.

Other Revenues

Other revenues were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Foreign exchange gains (losses) on foreign currency denominated debt	$110.9	$(218.4)	$(49.6)	$70.4
Derivative adjustments	(35.0)	96.4	14.9	58.4
Writedowns on real estate owned	(7.1)	(10.1)	(29.7)	(27.7)
Net loss on sales of real estate owned	(13.6)	(1.4)	(22.5)	(4.7)
Interest revenue – notes receivable from SLFI	4.4	5.6	13.0	12.6
Loan brokerage fees	1.6	1.4	4.2	4.4
Mortgage banking revenues	0.4	0.3	1.5	5.5
Net service fees	1.3	5.2	1.3	6.9
Other	1.4	6.6	5.1	15.6

Total other	64.3	(114.4)	(61.8)	141.4
Reclassification from accumulated other comprehensive income (loss) related to cash flow hedges	(55.4)	139.0	49.1	(33.7)

Total	$8.9	$24.6	$(12.7)	$107.7

Amount change	$(15.7)	$(2.2)	$(120.3)	$154.9
Percent change	(64)%	(8)%	(112)%	328%

Other revenues for the three months ended September 30, 2011 reflected foreign exchange gains on foreign currency denominated debt, partially offset by reclassification from accumulated other comprehensive income (loss) related to cash flow hedges, net losses arising from derivative adjustments, and sales of real estate owned.

The loss in other revenues for the nine months ended September 30, 2011 reflected foreign exchange losses on foreign currency denominated debt, writedowns on real estate owned, and net losses on sales of real estate owned, partially offset by reclassification from accumulated other comprehensive income (loss) related to cash flow hedges and net gains arising from derivative adjustments.

Derivative adjustments for the three months ended September 30, 2011 included a loss of $44.0 million on our non-designated cross currency derivative, partially offset by a net gain of $9.1 million reflecting derivative gains and net interest income. Derivative adjustments for the nine months ended September 30, 2011 included a net gain of $18.6 million reflecting derivative gains, net interest income, and a credit valuation adjustment gain on our non-designated cross currency derivative, partially offset by a loss of $3.7 million on our non-designated cross currency derivative and ineffectiveness losses on our cash flow derivatives.

In third quarter 2011, we recorded an out of period adjustment related to the first and second quarters of 2011. The adjustment increased net loss on sales of real estate owned by $6.7 million for the three months ended September 30, 2011. This adjustment related to the correction of the calculation of the carrying value for our branch real estate owned and to the calculation of net loss on sales of our centralized real estate owned that are externally serviced. After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly consolidated financial statements were not materially misstated and that the out of period adjustment is immaterial to our estimated full year results.

Other revenues for the three months ended September 30, 2010 reflected reclassification from accumulated other comprehensive income (loss) related to cash flow hedges and gains arising from derivative adjustments that were not fully offset by foreign exchange losses on foreign currency denominated debt. Derivative adjustments for the three months ended September 30, 2010 included a gain of $70.6 million on our non-designated cross currency derivative and ineffectiveness gains of $20.6 million on our cash flow derivatives. These gains were partially offset by a credit valuation adjustment loss of $4.3 million on our non-designated cross currency derivative.

Other revenues for the nine months ended September 30, 2010 reflected foreign exchange gains on foreign currency denominated debt and gains arising from derivative adjustments, partially offset by reclassification from accumulated other comprehensive income (loss) related to cash flow hedges. Derivative adjustments for the nine months ended September 30, 2010 included an other comprehensive income release gain of $68.8 million on cash flow hedge maturities and a credit valuation adjustment gain of $8.5 million on our non-designated cross currency derivative. These gains were partially offset by a loss of $25.1 million on our non-designated cross currency derivative and ineffectiveness losses of $7.4 million on our cash flow derivatives.

The credit valuation adjustment on our non-designated cross currency derivative for the three and nine months ended September 30, 2011 and 2010 resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future.

Operating Expenses

Operating expenses were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Salaries and benefits	$92.6	$123.1	$278.8	$320.5
Other operating expenses	75.2	95.8	255.6	262.5

Total	$167.8	$218.9	$534.4	$583.0

Amount change	$(51.1)	$42.7	$(48.6)	$19.5
Percent change	(23)%	24%	(8)%	3%
Operating expenses as a percentage of average net receivables	5.02%	5.03%	5.22%	4.39%

Salaries and benefits decreased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 primarily due to out of period adjustments recorded in third quarter 2010 and fewer employees.

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

Other operating expenses decreased for the three months ended September 30, 2011 when compared to the same period in 2010 primarily due to lower legal settlement expenses and lower administrative expenses allocated from our former indirect parent, partially offset by the impact of push-down accounting adjustments, including the amortization of other intangible assets, higher advertising expenses, and higher professional services expenses.

Other operating expenses decreased for the nine months ended September 30, 2011 when compared to the same period in 2010 primarily due to lower legal settlement expenses, lower administrative expenses allocated from our former indirect parent, lower occupancy expenses, and higher deferred origination costs, partially offset by higher professional services expenses, the impact of push-down accounting adjustments, including the amortization of other intangible assets, and higher advertising expenses.

Operating expenses as a percentage of average net receivables remained near the same for the three months ended September 30, 2011 when compared to the same period in 2010 reflecting the impact of push-down accounting adjustments, which increased the operating expense ratio by 78 basis points for the three months ended September 30, 2011, offset by higher salaries and benefits for the three months ended September 30, 2010 resulting from the out of period adjustments recorded in third quarter 2010. The increase in operating expenses as a percentage of average net receivables for the nine months ended September 30, 2011 when compared to the same period in 2010 reflected the impact of push-down accounting adjustments, which increased the operating expense ratio by 86 basis points for the nine months ended September 30, 2011.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Claims incurred	$15.7	$15.8	$46.0	$49.4
Change in benefit reserves	(0.6)	(6.5)	(18.2)	(13.3)

Total	$15.1	$9.3	$27.8	$36.1

Amount change	$5.8	$(4.9)	$(8.3)	$(11.4)
Percent change	62%	(35)%	(23)%	(24)%

In second quarter 2011, we recorded an out of period adjustment related to prior periods, which decreased change in benefit reserves by $14.2 million for the nine months ended September 30, 2011. This adjustment related to the correction of a benefit reserve error related to a closed block of annuities. After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out of period adjustment is immaterial to our estimated full year results.

In second and third quarters of 2010, we recorded out of period adjustments related to prior quarters and years, which decreased change in benefit reserves by $4.9 million for the three months ended September 30, 2010 and $7.7 million for the nine months ended September 30, 2010. These adjustments related to the correction of a valuation error related to an assumed block of annuities.

Benefit from Income Taxes

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Benefit from income taxes	$(7.3)	$(90.6)	$(79.6)	$(195.7)
Amount change	$83.3	$267.3	$116.1	$163.3
Percent change	92%	75%	59%	45%
Pretax loss	$(57.0)	$(112.3)	$(243.7)	$(160.8)
Effective income tax rate	12.87%	80.63%	32.64%	121.73%

Benefit from income taxes decreased for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 as a result of the FCFI Transaction and the resulting changes in the book and tax basis of our assets and liabilities and the benefit in 2010 from the release of the deferred tax valuation allowance, partially offset by the expense in 2011 to record deferred tax valuation allowances.

At September 30, 2011, we recorded a state deferred tax asset valuation allowance of $13.9 million and a valuation allowance of $1.6 million for our foreign United Kingdom operations. Both valuation allowances were recorded to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. No valuation allowance was required on our remaining gross deferred tax assets. At September 30, 2011, we had a net deferred tax liability of $461.8 million.

Before the FCFI Transaction, the Company was in a net deferred tax asset position and, excluding the foreign operations, the assets were subject to a full valuation allowance.

Benefit from income taxes for the three and nine months ended September 30, 2010 reflected AIG’s projection that it would have sufficient taxable income in 2010 to utilize our 2010 estimated tax losses. As a result, we had classified $185.2 million of our 2010 losses as a current tax receivable. In connection with the closing of the FCFI Transaction, AIG and SLFI amended their tax sharing agreement, which terminated on the closing, (1) to provide that the parties’ payment obligations under the tax sharing agreement were limited to the payments required to be made by AIG to SLFI with respect to the 2009 taxable year, and (2) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to SLFI. Due to the amendment of the tax sharing agreement, SLFI did not receive the payment for the tax period ending November 30, 2010. As a result, we recorded a dividend to SLFI for the amount of the income tax receivable remaining at the closing of the FCFI Transaction.

The lower effective income tax rate for the three and nine months ended September 30, 2011 when compared to the same periods in 2010 reflected the release of the deferred tax valuation allowance in the prior periods, which was partially offset by the expense in 2011 to record deferred tax valuation allowances.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business. Accordingly, you should carefully consider the following discussion of risks in addition to the other information regarding our business provided in this Quarterly Report on Form 10-Q and in other documents we file with the SEC. These risks are subject to contingencies which may or may not occur, and we are not able to express a view on the likelihood of any such contingency occurring. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance.

RISKS RELATED TO OUR INDEBTEDNESS

If current market conditions and our financial performance do not improve or deteriorate, we may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control.

Continued challenging economic conditions have negatively affected our financial condition and results of operations. Economic conditions deteriorated during the third quarter of 2011, which, in turn negatively affected the markets in which we conduct our business and the capital markets on which we depend to finance our operation. If current market conditions, as well as our financial performance, do not improve or deteriorate, we may not be able to generate sufficient cash to service our debt. At September 30, 2011, we had $1.2 billion of cash and cash equivalents, and for the nine months ended September 30, 2011, we generated a net operating loss of $164.2 million, and cash flows from operations of $194.6 million. In 2012, we will be required to pay $2.8 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). In order to meet our debt obligations in 2012 and beyond, we are exploring a number of alternatives, including operational changes to increase or preserve our available cash; additional debt or equity financings, particularly new securitizations; debt refinancing transactions, or a combination of the foregoing; and we may in the future consider portfolio sales.

We cannot assure that we would be able to take any of these actions, that these actions would be successful even if undertaken, that these actions would permit us to meet our scheduled debt obligations, or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of sufficient cash resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. Our secured term loan contains certain covenants that may restrict our ability to dispose of assets and use the proceeds from the disposition for certain purposes.

Further, our ability to refinance our debt on attractive terms or at all, as well as the timing of any refinancings, depends upon a number of factors over which we have little or no control, including general economic conditions, such as unemployment levels, housing markets and interest rates, disruptions in the financial markets, the market’s view of the quality, the value and liquidity of our assets, our current and potential future earnings and cash flows, and our credit ratings. In addition, any financing, particularly any securitization, that is reviewed by a rating agency is subject to the rating agency’s view of the quality and value of any assets supporting such financing, the Company’s processes to generate cash flows from, and monitor the status of, such assets, and changes in the methodology used by the rating agencies to review and rate the applicable financing. This process may require significant time and effort to complete and may not result in a favorable rating or any rating at all, which could reduce the effectiveness of such financing or render it unexecutable.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•

our debt holders could declare all outstanding principal and interest to be due and payable, which could also result in an event of default and declaration of acceleration under certain of our other debt agreements; and

•	the lenders under our secured term loan could realize related proceeds on the assets securing our borrowings.

Our indebtedness is significant, which could affect our ability to meet our obligations under our debt instruments and could materially and adversely affect our business and our ability to react to changes in the economy or our industry.

We currently have a significant amount of indebtedness. At September 30, 2011, we had $15.0 billion in principal amount of indebtedness outstanding (including securitizations and secured indebtedness). Interest expense on our indebtedness was $967.8 million for the nine months ended September 30, 2011. There can be no assurance that we will be able to repay or refinance our debt in the future.

The amount of indebtedness could have important consequences, including the following:

•

it may require us to dedicate a significant portion of our cash flow from operations to the payment of the principal of, and interest on, our indebtedness, which reduces the funds available for other purposes, including finance receivable originations;

•	it could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing regulatory, business and economic conditions;

•

it may limit our ability to incur additional borrowings or securitizations for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness;

•	it may require us to seek to change the maturity, interest rate and other terms of our existing debt;

•	it may cause a further downgrade of our debt and long-term corporate ratings; and

•	it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business.

In addition, meeting our anticipated liquidity requirements is contingent upon our continued compliance with our existing debt agreements. An event of default or declaration of acceleration under one of our existing debt agreements could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern.

Furthermore, our existing debt agreements do not restrict us from incurring significant additional indebtedness. If our debt obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, the consequences described above could be magnified.

Our secured term loan and certain of our outstanding notes contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Springleaf Financial Funding Company (SFFC), our subsidiary, is the borrower under the secured term loan. SLFC and most of its consumer finance operating subsidiaries guarantee the secured term loan. The secured term loan contains restrictions, covenants, and representations and warranties that apply to SLFC and certain of its subsidiaries. If SLFC, SFFC or any subsidiary guarantor fails to comply with any of these covenants or breaches these representations or warranties, such noncompliance would constitute a default under the secured term loan (subject to applicable cure periods), and the lenders could elect to declare all amounts outstanding under the agreements related thereto to be immediately due and payable and enforce their respective interests against collateral pledged under such agreements.

The covenants and restrictions in the secured term loan generally restrict certain of SLFC’s subsidiaries’ ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments or acquisitions;

•	transfer or sell assets;

•	make distributions on common stock;

•	engage in mergers or consolidations;

•	create or incur liens;

•	enter into transactions with affiliates; and

•	make certain amendments to organizational documents or documents relating to intercompany secured loans.

In certain cases (e.g., liens), the restrictions also apply to SLFC. The secured term loan also generally restricts the ability of SLFC and SFFC to engage in mergers or consolidations. Certain of SLFC’s indentures and notes also contain a covenant that limits SLFC’s and its subsidiaries’ ability to create or incur liens.

The restrictions described above may interfere with our ability to obtain new or additional financing or the manner in which we structure such new or additional financing or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity, and results of operations. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or the Company’s financial distress, which are precisely the times when having financing options is most important.

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit was significantly affected by the substantial disruption in the U.S. residential mortgage and credit markets and credit rating downgrades on our debt. Historically, we funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Since September 2008, our traditional borrowing sources, including our ability to cost effectively issue large amounts of unsecured debt in the capital markets, have not been available. We currently expect our near-term sources of funding to be more limited than those that had previously been available to us. Management has worked to reduce liquidity risks by pursuing funding sources and limiting our lending activities and operating expenses. However, additional work is necessary to be able to fund operation requirements and satisfy financial obligations in the future. Failure to gain access to adequate capital and credit sources could have a material adverse effect on our financial condition, results of operations, and cash flows.

The assessment of our liquidity is based upon significant judgments or estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to our liquidity, including but not limited to:

•	our ability to generate sufficient cash to service all of our outstanding debt;

•	our access to debt and securitization markets and other sources of funding on favorable terms;

•

our ability to complete on favorable terms, as needed, additional borrowings, securitizations, portfolio sales, or other transactions to support liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which would affect profitability;

•	the potential for further downgrade of our debt by rating agencies, which would have a negative impact on our cost of and access to borrowed funds;

•	our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•	the potential for declining financial flexibility and reduced income should we use more of our assets for securitizations and portfolio sales;

•	reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios; and

•

additional costs, in excess of amounts accrued, for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines issued in August 2010 by the United Kingdom Financial Services Authority for sales of payment protection insurance that occurred after January 1, 2005, including refunds to customers.

Additionally, there are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans which are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

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

•

the potential for it to become increasingly costly and difficult to service our finance receivable portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with Nationstar’s servicing of our centralized real estate loan portfolio;

•

potential liability relating to real estate loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

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

which may acquire almost all of our existing real estate finance receivable portfolio, as well as our future real estate loan originations, and which may sell a significant percentage of its common stock to the public; and

•	the potential loss of key personnel.

We intend to support our liquidity position by managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing on such finance receivables. We intend to support operations and repay indebtedness with one or more of the following activities, among others: finance receivable collections, cash on hand, additional debt or equity financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing. There can be no assurance that we will be successful in undertaking any of these activities to support our operations and repay our obligations.

However, the actual outcome of one or more of our plans could be materially different than expected or one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. In the event of such an occurrence, if third-party financing is not available, our liquidity could be substantially and materially affected, and as a result, substantial doubt could exist about our ability to continue as a going concern.

Our current ratings could adversely affect our ability to raise capital in the debt markets at attractive rates, which could negatively impact our results of operations and financial condition.

Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch, Inc. rates our debt. On September 7, 2011, Fitch downgraded our ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Operating Results – Interest Expense” in Item 2 for further information.

Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

If our current ratings continue in effect or our ratings are further downgraded, it will likely increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, our ratings could negatively impact our business, results of operations, and financial condition.

Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

We have securitized, and may in the future securitize, certain of our finance receivables to generate cash to originate or purchase new finance receivables or pay our outstanding indebtedness. In each such transaction, we conveyed a pool of finance receivables to a special purpose entity (SPE), which, in turn, conveyed the finance receivables to a trust (the issuing entity). Concurrently, the trust issued non-recourse notes or certificates pursuant to the terms of an indenture or pooling and servicing agreement, respectively, which then were transferred to the SPE in exchange for the finance receivables. The securities issued by the trust were secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we received the cash proceeds from the sale of the trust securities, all residual interests, if any, in the cash flows from the finance receivables after payment of the trust securities, and a 100% beneficial interest in the issuing entity. As a result of the challenging credit and liquidity conditions, the value of the subordinated securities we retain in our securitizations might be reduced or, in some cases, eliminated.

Our ability to complete securitizations has been impaired since 2007. Although we were able to complete a securitization during the third quarter of 2011, the securitization market remains constrained, and we can give no assurances that we will be able to complete additional securitizations.

Rating agencies also can affect our ability to execute a securitization transaction, or increase the costs we expect to incur from executing securitization transactions, not only by deciding not to issue ratings for our securitization transactions, but also by altering the criteria and process they follow in issuing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated finance receivables for securitization in a manner that effectively reduces the value of those finance receivables by increasing our financing costs or otherwise requires that we incur additional costs to comply with those processes and criteria. We have no ability to control or predict what actions the rating agencies may take.

Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding residential mortgage-backed securities or other asset-backed securities, could result in less investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions.

If it is not possible or economical for us to securitize our finance receivables in the future, we might seek alternative financing to support our operations and to meet our existing debt obligations, which could be less efficient and have a material adverse effect on our results of operations and liquidity.

RISKS RELATED TO OUR BUSINESS

Our consolidated results of operations and financial condition have been adversely affected by economic conditions and other factors, including high unemployment and the troubled residential real estate market, and we do not expect these conditions to significantly improve in the near future.

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

In 2008 and 2009, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and many financial institutions (including us). The U.S. residential real estate market remains fragile, and economic conditions deteriorated during the third quarter of 2011. High unemployment levels negatively affect the ability and willingness of many borrowers to make the required interest and principal payments on their loans. Decreased real estate values that accompany a market downturn can reduce a borrower’s ability to refinance his or her mortgage, as well as increase the LTV ratios of our real estate loans. Declining real estate values in the future would also likely reduce our level of new real estate loan originations. In addition, adverse changes in the real estate market increase the probability of default, as the incentive for a borrower to continue making payments declines if the borrower has little or no equity in the property securing the loan. Further, declining real estate values significantly increase the likelihood that we will incur losses on our real estate loans in the event of default because the value of our collateral may be insufficient to recover the amount due on the loan.

Defaults by borrowers on finance receivables could cause losses to us, could lead to increased claims relating to non-prime or sub-prime loan origination practices, and could encourage increased or changing regulation. Any increased or changing regulation could limit the availability of, or require changes in, the terms of certain real estate and non-real estate loan products that we offer, and could also require us to devote additional resources to comply with the new and changing regulation.

The market developments discussed above have adversely affected our operating results significantly. The continuation or worsening of these conditions could further adversely affect our business and results of operations. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our revenue from finance receivables in our portfolio and our ability to acquire, sell and securitize finance receivables, which would significantly harm our revenues, financial condition, liquidity, results of operations, and business prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Item 2 for a more detailed list of factors which could cause our consolidated results of operations or financial condition to differ, possibly materially, from the consolidated results of operations or financial condition that we anticipate.

We are exposed to credit risk and the risk of loss in our lending activities.

Our ability to collect on finance receivables depends on our borrowers’ willingness and ability to repay their amounts borrowed. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates or home values, or due to natural disasters, acts of war or terrorism, or other causes over which we have no control, could have a material adverse effect on our earnings and financial condition. Further, a substantial majority of our borrowers are subprime or non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions such as those that have persisted over the last few years. In addition, although the vast majority of our real estate loans are fixed-rate loans, rising interest rates may increase the credit risks associated with certain types of residential real estate loans in our portfolio, such as adjustable-rate real estate loans. At September 30, 2011, 5% of our real estate loan portfolio was subject to adjustable rates. Accordingly, when short-term interest rates rise, required monthly payments from homeowners who have adjustable rate loans will rise under the terms of these real estate loans, and this may increase borrower delinquencies and defaults. In addition, we cannot be certain that our policies and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the finance receivable portfolio.

In the event of default under a finance receivable held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the outstanding principal and accrued but unpaid interest of the finance receivable, which could adversely affect our cash flow from operations. Foreclosure of a real estate loan can be an expensive and lengthy process, which would negatively affect our anticipated return on the foreclosed loan.

We may be required to indemnify, or repurchase finance receivables from, purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances.

The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain provisions that may require us to repurchase finance receivables if:

•	our representations and warranties concerning finance receivable quality and circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;

•	borrower fraud or if a payment default occurs on a finance receivable shortly after its origination;

•	we fail to comply, at the individual finance receivable level or otherwise, with regulatory requirements; and

•	in limited instances, an individual finance receivable reaches certain defined finance delinquency limits.

We believe that, as a result of the current market environment, many purchasers of real estate loans (including through securitizations) are particularly aware of the conditions under which originators must indemnify purchasers or repurchase finance receivables, and would benefit from enforcing any repurchase remedies that they may have. Theoretically our exposure to repurchases under our representations and warranties could include the current unpaid balance of all finance receivables that we have sold or securitized and which are not subject to settlement agreements with purchasers.

The risk of loss on the finance receivables that we have securitized is recognized in our allowance for finance receivable losses since all of our securitizations are recorded on-balance sheet. If we are required to indemnify purchasers or repurchase finance receivables that we sell that result in losses that exceed our reserve, or recognize losses on securitized finance receivables that exceed our recorded allowance for finance receivable losses associated with our securitizations, this could adversely affect our business, financial condition, or results of operations.

If our estimates of finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for finance receivable losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for finance receivable losses, our provision may be inadequate. Maintaining the adequacy of our allowance for finance receivable losses may require that we make significant and unanticipated increases in our provisions for finance receivable losses, which would materially affect our results of operations. Our allowance for finance receivable losses, however, is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses. Additional information regarding our allowance for finance receivable losses is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Allowance for Finance Receivable Losses.”

We may be required to take impairment charges for intangible assets related to the FCFI Transaction.

As a result of the application of push-down accounting, we recorded intangible assets related to the FCFI Transaction. We recorded no goodwill associated with the FCFI Transaction. Additionally, we have no remaining goodwill from previous transactions. As a result of our future quarterly reviews and evaluation of our intangible assets for potential impairment, we may be required to take an impairment charge to the extent that the carrying values of our intangible assets exceed their fair value. Also, if we sell a business for less than the book value of the assets sold, including intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the intangible assets attributable to that business.

We have not recognized any impairment on any of the intangible assets related to the FCFI Transaction. However, we cannot give assurances that we will not have to recognize material impairment charges in the future.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets and liabilities. We use a proprietary credit risk management system, which provides decision support to the underwriters. A key component of the system is the credit risk modeling component used to assess the credit risk of potential borrowers. That assessment is derived from the applicant credit profile and evaluated by proprietary credit risk scoring models. To the extent the models do not adequately identify potential risks, the valuations produced would not adequately represent the risk profile of the borrower and could result in a riskier finance receivable profile than originally identified. Our risk management policies, procedures, and techniques, including our scoring technology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify additional risks to which we may become subject in the future.

We may be unable to maintain or grow our finance receivable origination volume, which could cause us to implement changes to our business and adversely affect our business, financial condition or results of operations.

Our finance receivable origination business consists of real estate loans, non-real estate loans, and retail sales finance. We continually evaluate the type and mix of finance receivables that we believe are prudent to originate. Our ability to originate new finance receivables is dependent on a number of factors, including, but not limited to, consumer demand for finance receivables, economic conditions, interest rates and property values, as well as our access to financing, the terms of such financing, and the amount of capital we have available to originate finance receivables.

Since September 2008, one or more of these factors has contributed to a significant reduction in the number and dollar amount of our real estate loan originations. In particular, our traditional borrowing sources, including our ability to cost effectively issue large amounts of unsecured debt in the capital markets, have not been available. We currently expect our near-term sources of funding to originate finance receivables and for other purposes to be more limited than those that had been available to us prior to September 2008.

If current conditions do not improve or deteriorate, we may reduce the amount and type of finance receivables that we originate. A reduction in finance receivable originations could adversely affect our business, financial condition, and results of operations, in particular by reducing the amount of cash generated from operations that is available to service our significant indebtedness.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which could adversely affect our liquidity and reduce the value our finance receivable portfolio.

Our liquidity position and the value of our finance receivable portfolio (and in particular, our real estate loan portfolio) will be affected by prepayment rates, which cannot be predicted with certainty. Prepayment rates may be affected by a number of factors, including, but not limited to, the availability of credit, changes in housing prices, changes in interest rates, the relative economic vitality of the area in which the borrowers and the related properties are located, possible changes in tax laws, other opportunities for investment, homeowner mobility, and other economic, social, geographic, demographic, and legal factors beyond our control. Prepayment rates typically increase during periods of declining interest rates, and decrease during periods of increasing interest rates. The current challenging economic conditions and recent significant declines in home values (and the resulting loss of homeowner equity) has limited many homeowners’ ability to refinance mortgage loans, which has reduced the rate of repayment for real estate loans, even in the current low interest rate environment. The slower rate of prepayment for finance receivables could adversely affect our liquidity by reducing our cash flow received from prepayments and lowering the market value of the finance receivables for sale or as collateral for secured funding.

Increases in interest rates could adversely affect the value of our finance receivables and increase our financing cost, which could negatively affect our profitability and liquidity.

The vast majority of our finance receivables are fixed-rate finance receivables that will generally decline in value if interest rates increase. Declines in market value could reduce the proceeds of a sale or secured financing of these finance receivables.

A significant risk associated with these finance receivables is if interest rates increase significantly. If rates increased significantly, the market value of these finance receivables would decline, and the weighted-average life of the finance receivables would increase if prepayments slowed. Moreover, an increase in interest rates could increase the cost to finance our assets.

Apart from interest rate changes, the market values of our finance receivables also may decline for a number of reasons, such as increases or expected increases in defaults, increases or expected increases in voluntary prepayments for those finance receivables that are subject to prepayment risk, or widening of credit spreads.

Our finance receivable approval process is decentralized, which may result in variability of finance receivable structures, and could adversely affect our results of operations.

Our branch finance receivable origination system is decentralized. Subject to approval by District Managers and/or Directors of Operations in certain cases, our branches have the authority to approve and structure finance receivables within broadly written underwriting guidelines rather than having all finance receivable terms approved centrally. As a result, there may be variability in finance receivable structure (e.g., whether or not collateral is taken for the finance receivable) and finance receivable quality among branches or regions, even when underwriting policies are followed. This decentralized approach could adversely affect our operating results.

We are not able to track the default status of the senior lien loan for our second mortgages if we are not the holder of the senior loan.

Second mortgages constituted approximately 7% of our finance receivable portfolio as of September 30, 2011. When we hold the second mortgage, either we or another creditor holds the first mortgage on the property, and our second mortgage is subordinate in right of payment to the first mortgage holder’s right to receive payment. We are not able to track the default status of a first mortgage for our second mortgages if we are not the holder of the related first mortgage. In such instances, the value of our second mortgage may be lower than our records indicate.

We are a party to various lawsuits and proceedings which, if resolved in a manner adverse to us, could materially adversely affect our consolidated results of operations or financial condition.

We are a party to various legal proceedings, including certain purported class action claims, arising in the ordinary course of our business. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including, in some jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could have a material adverse effect on our consolidated results of operations or financial condition. See “Legal Proceedings” in Item 3 of our 2010 10-K and Note 20 for more information.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense and our current financial condition could adversely affect our ability to attract and retain key personnel. The loss of the service of members of our senior management or key team members, or the inability to attract additional qualified personnel as needed, could materially harm our business.

Employee misconduct could harm us by subjecting us to significant legal liability, regulatory scrutiny, and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage – or be accused of engaging – in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Security breaches in our information systems, in the information systems of third parties or in our branches could adversely affect our reputation and could subject us to significant costs and regulatory penalties.

Our operations rely heavily on the secure processing, storage and transmission of confidential customer and other information in our computer systems and networks. Each branch is part of an electronic information network that is designed to permit us to originate and track finance receivables and collections, and perform several other tasks that are part of our everyday operations. Although we take extensive measures to protect our information systems, our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code that could result in disruption to our business, or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in security of our information systems, including any failure of our back-up systems, could result in reputational harm, disruption in the management of our customer relationships, or the inability to originate, process and service our finance receivable products. Further, any of these security and operational risks could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, we may be required to incur significant costs to increase the security of our information systems to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches.

As part of our business, we may share confidential customer information and proprietary information with clients, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our branches have physical customer records necessary for day-to-day operations that contain extensive confidential information about our customers, including financial and personally identifiable information. We also retain physical records in various storage locations outside of our branches. The loss or theft of customer information and data from our branches or other storage locations could subject us to additional regulatory scrutiny and penalties, and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our financial condition and results of operations.

The nature of our operations exposes us to security and other risks that could adversely affect our operations.

Many of our account payments occur at our branches, either in person or by mail, and frequently consist of cash payments, which we deposit at local banks throughout the day. This business practice exposes us daily to the potential for employee or other theft of funds. Despite controls and procedures to prevent such losses, we have in the past sustained losses due to employee fraud and theft. In addition, our employees “field call” delinquent accounts by visiting the home or workplace of a delinquent borrower. Such visits may subject our employees to a variety of dangers including violence, vehicle accidents, and other perils. We also have had break-ins at our branches, where money and/or customer records have been taken. A breach in the security of our branches or in the safety of our employees could result in employee injury, loss of funds or records and adverse publicity, and could result in a loss of customer business or expose us to civil litigation and possible financial liability. Although we have insurance that is intended to cover certain losses from such events, there can be no assurance that such insurance will be adequate or available, and in certain circumstances, these events could have a material adverse effect on our financial condition and results of operations.

We could face environmental liability and costs for damage caused by hazardous waste (including the cost of cleaning up contaminated property) if we foreclose upon or otherwise take title to property pledged as collateral.

If a real estate loan goes into default, we will start foreclosure proceedings in appropriate circumstances, which could result in our taking title to the mortgaged real estate. We also will consider alternatives to foreclosure, such as “short sales,” where we take title to mortgaged real estate. There is a risk that toxic or hazardous substances could be found on property after we take title. As the owner of any property where hazardous waste is present, we could be held liable for clean-up and remediation costs, as well as damages for personal injuries or property damage caused by the condition of the property. We can be responsible for these costs if we are in the chain of title for the property, even if we were not responsible for the contamination, and even if the contamination is not discovered until after we have sold the property. Costs related to these activities and damages could be substantial. Although we have policies and procedures in place to investigate properties for potential hazardous substances before taking title to properties, these reviews may not always uncover potential environmental hazards.

Our insurance operations are subject to a number of risks and uncertainties, including claims, catastrophic events, underwriting risks and dependence on a sole distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves for losses and loss adjustment expenses. Additionally, events such as hurricanes, earthquakes, pandemic disease, and other catastrophes could adversely affect our insurers’ financial condition or results of operations. Other risk factors for our insurance operations include the regulatory environment, capital/reserve requirements, and our insurers’ dependence on our lending operations for their sole source of business and product distribution.

The financial condition of counterparties, including other financial institutions, could adversely affect our financial condition and results of operations.

We have entered into, and may in the future enter into, derivative transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by the counterparty or client, which can be exacerbated during periods of market illiquidity. During such periods, our credit risk may be further increased when any collateral held by us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of our exposure.

RISKS RELATED TO OUR INDUSTRY AND REGULATION

We operate in a highly competitive market, and we cannot ensure that the competitive pressures we face will not have a material adverse effect on our business, financial condition, liquidity, and results of operations.

The consumer finance industry is highly competitive, and the barriers to entry for new competitors are relatively low in the markets in which we operate. Our profitability depends, in large part, on our ability to originate finance receivables. We compete with other consumer finance companies as well as other types of financial institutions that offer similar products and services in originating finance receivables. Some of these competitors may have considerably greater financial, technical, and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. We cannot assure that the competitive pressures we face will not have a material adverse effect on our business, financial condition, liquidity, and results of operations.

We cannot predict the consequences and market distortions that may stem from anticipated far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

The U.S. Government, the Federal Reserve, the U.S. Treasury Department (the Treasury), the SEC, and other governmental and regulatory bodies have taken or are taking various actions to address the recent financial crisis.

The far-ranging government intervention in the economic and financial system may carry intended and unintended consequences and cause market distortions that may have a negative impact on our business. We are unable to predict the extent and nature of such consequences and market distortions, if any. For example, to the extent that new government programs are designed, in part, to restart the market for origination of finance receivables, the establishment of these programs may result in increased competition and higher prices for origination.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law, and the regulations already promulgated and to be promulgated under it, are likely to affect our operations in terms of increased oversight of financial services products by the Consumer Financial Protection Bureau (the Bureau), and the imposition of restrictions on the allowable terms for certain consumer credit finance receivables. The Bureau has significant authority to implement and enforce Federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair and deceptive acts and practices. In addition, the Dodd-Frank Act provides the Bureau with broad supervisory, examination, and enforcement authority over various consumer financial products and services. For example, the Dodd-Frank Act restricts certain terms for mortgage loans, such as loan fees, prepayment fees, and other charges, and imposes certain duties on a lender to ensure that a borrower can afford to repay the loan. The Dodd-Frank Act and accompanying regulations will be phased in over a one- to three-year period, and we cannot predict the terms of the final regulations, their intended consequences, or how such regulations will affect us or our industry. Until confirmation of the Director of the Bureau, the Bureau cannot exercise the full authority that it was granted under the Dodd-Frank Act, including the ability to supervise non-depository institutions. Therefore, it is not possible to estimate the precise effect of the Dodd-Frank Act or the regulations promulgated under it on our operations at this time.

The Dodd-Frank Act may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are transferred, sold, or conveyed through issuance of asset-backed securities (ABS). Also, the SEC has proposed significant changes to Regulation AB, which, if adopted in their present form, could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities. The SEC also has proposed rules that would require issuers and underwriters to make any third-party due diligence reports on ABS publicly available. In addition to the foregoing, the Federal Reserve, the Treasury, and other federal and state governmental and regulatory bodies may continue to enact additional legislation or undertake regulatory actions designed to address the recent economic crisis or for other purposes that could have a material and adverse effect on our ability to execute our business strategies. We cannot predict whether or when such additional actions may occur. However, such actions could have an impact on our business, results of operations, liquidity, and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our financial condition, liquidity, and results of operations.

Moreover, the Dodd-Frank Act contains new restrictions for residential mortgages that are not “qualified mortgages,” particularly for “high-cost” mortgages, and for the originators and servicers of such real estate loans. We do not anticipate that many, if any, of our real estate loans would meet the definition of a “qualified mortgage,” and our real estate loans that are not “qualified mortgages” would be subject to restrictions imposed by the Dodd-Frank Act.

The SEC recently solicited public comment on a wide range of issues relating to certain existing provisions of the Investment Company Act, including the nature of the assets that qualify for purposes of certain exemptions. There can be no assurance that the laws and regulations governing our Investment Company Act status, or SEC guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Real estate loan modification and refinancing programs and future legislative action may adversely affect the value of, and the returns on, our portfolio.

The U.S. Government has implemented a number of federal programs designed to assist homeowners, including the HAMP, which provides homeowners with assistance in avoiding residential real estate loan foreclosures. HAMP involves, among other things, the modification of real estate loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend payment terms of the loans. Some of the real estate loans serviced by various third parties for certain of our subsidiaries may be eligible for modification under HAMP. Other existing or future government programs designed to assist homeowners also could affect the servicing of, and our ability to foreclose on, real estate loans.

HAMP (as it applies to those real estate loans serviced by third parties) and other existing or future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding real estate loans, may adversely affect the value of, and the returns on, our initial portfolio and the assets we acquire in the future.

High-cost and other lending laws could adversely impact our results of operations, liquidity, financial condition, and business.

Various U.S. federal, state and local laws are designed to discourage or prohibit certain lending practices, including by restricting finance receivable terms, amounts, interest rates, and other charges. For example, the federal Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states and municipalities have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in the HOEPA. In addition, under the lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a “tangible net benefits” or similar test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied.

Lawsuits have been brought in various states making claims against owners of high-cost finance receivables for violations of federal or state law. If any of our finance receivables are found to have been originated in violation of high-cost or unfair lending laws, we could incur losses, including monetary penalties and finance receivable rescissions, which could adversely affect our results of operations, financial condition, liquidity, and business.

Real estate loan servicing has come under increasing scrutiny from government officials and others, which could make servicing our portfolio more costly and difficult.

Real estate loan servicers have recently come under increasing scrutiny. Certain state Attorneys General, court administrators and governmental agencies, as well as representatives of the federal government, have issued letters of inquiry to real estate loan servicers, including our branch operations and certain of our third party real estate loan servicers, requesting written responses to questions regarding policies and procedures, especially with respect to notarization and affidavit preparation procedures. These requests, and any subsequent administrative, judicial, or legislative actions taken by these regulators, court administrators, or other governmental entities may subject us or our third party real estate loan servicers to fines and other sanctions, including a moratorium or suspension on foreclosures.

In addition, some states and municipalities have passed laws that impose additional duties on foreclosing lenders and real estate loan servicers, such as mandatory mediation, or extensive requirements for maintenance of vacant properties, which, in some cases, begin even before a lender has taken title to property. These additional requirements can delay foreclosures or make it uneconomical to foreclose on mortgaged real estate, which could cause additional losses.

These developments could adversely affect our business. For example, our servicing expenses would likely increase if we or the companies servicing our loans were subject to increased costs. Moreover, real estate loan servicing companies may shut down or restrict their servicing operations in response to these developments, which would limit our servicing options. Without effective servicing at a competitive price, the value of our portfolio would be adversely affected. Any of these or other external influences could delay foreclosures on the loans in our portfolio, which could materially affect the value of our portfolio.

Our businesses are subject to extensive regulation in the jurisdictions in which we conduct our business.

Our businesses are subject to various U.S. state and federal laws and regulations, and various U.S. state authorities regulate and supervise our insurance business segment. The laws under which a substantial amount of our branch and centralized real estate businesses are conducted generally: provide for state licensing of lenders and, in many cases, licensing of employees involved in real estate lending; impose limits on the term of a finance receivable, amounts, interest rates and charges on the finance receivables; regulate whether and under what circumstances insurance and other ancillary products may be offered to consumers in connection with a lending transaction; and provide for other consumer protections. The extent of state regulation of our insurance business varies by product and by jurisdiction, but relates primarily to the following: licensing; conduct of business; periodic examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on dividend payments and other related party transactions; types of products offered; approval of policy forms and premium rates; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses and other purposes; and claims processing. We are also subject to various laws and regulations relating to our subsidiaries in the United Kingdom.

All of our operations are subject to regular examination by state and federal regulators, and as a whole, our entities are subject to several hundred regulatory examinations in a given year. These examinations may result in requirements to change our policies or practices, and in some cases, we are required to pay monetary fines or make reimbursements to customers. Many states have indicated an intention to pool their resources in order to conduct examinations of licensed entities, including us, at the same time (referred to as a “multi-state” examination). This could result in more in-depth examinations, which could be more costly and lead to more significant enforcement actions.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local regulations. We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. In addition, changes in laws or regulations affecting us could affect our ability to conduct business or the manner in which we conduct business and, accordingly, could have a material adverse effect on our consolidated results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 111 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date: November 14, 2011	By	/s/ Donald R. Breivogel, Jr.
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