Form 10-Q
period 2012-06-30
SPRINGLEAF FINANCE CORP
filed 2012-08-13
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 10, 2012, there were 10,160,016 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2012	2011

Assets

Net finance receivables:
Real estate loans (includes loans of consolidated VIEs of $2.5 billion in 2012 and $2.2 billion in 2011)	$9,420,245	$9,961,177
Non-real estate loans	2,583,922	2,685,039
Retail sales finance	282,572	369,903
Net finance receivables	12,286,739	13,016,119
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $3.7 million in 2012 and $2.1 million in 2011)	(91,673)	(72,000)
Net finance receivables, less allowance for finance receivable losses	12,195,066	12,944,119
Finance receivables held for sale	24,018	—
Investment securities	694,480	746,287
Cash and cash equivalents	1,322,315	477,469
Notes receivable from parent	537,989	537,989
Restricted cash (includes restricted cash of consolidated VIEs of $23.9 million in 2012 and $30.0 million in 2011)	66,590	61,952
Other assets	456,219	614,598

Total assets	$15,296,677	$15,382,414

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $1.6 billion in 2012 and $1.2 billion in 2011)	$12,952,919	$12,885,392
Insurance claims and policyholder liabilities	327,353	327,857
Other liabilities	326,207	338,256
Deferred and accrued taxes	343,722	422,110
Total liabilities	13,950,201	13,973,615

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	245,518	236,076
Accumulated other comprehensive loss	(6,098)	(25,538)
Retained earnings	1,101,976	1,193,181
Total shareholder’s equity	1,346,476	1,408,799

Total liabilities and shareholder’s equity	$15,296,677	$15,382,414

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Interest income:
Finance charges	$411,936	$468,072	$853,111	$939,296
Finance receivables held for sale originated as held for investment	1,481	—	2,394	—
Total interest income	413,417	468,072	855,505	939,296

Interest expense	275,669	330,972	556,249	665,740

Net interest income	137,748	137,100	299,256	273,556

Provision for finance receivable losses	69,412	89,305	136,594	146,031

Net interest income after provision for finance receivable losses	68,336	47,795	162,662	127,525

Other revenues:
Insurance	31,774	29,809	61,323	58,295
Investment	6,572	9,978	15,631	17,757
Gain on early extinguishment of secured term loan	—	10,664	—	10,664
Other	(5,260)	1,333	(22,137)	(21,586)
Total other revenues	33,086	51,784	54,817	65,130

Other expenses:
Operating expenses:
Salaries and benefits	73,635	92,859	161,141	186,188
Other operating expenses	77,772	105,958	144,234	180,434
Restructuring expenses	1,917	—	23,503	—
Insurance losses and loss adjustment expenses	14,616	137	27,150	12,732
Total other expenses	167,940	198,954	356,028	379,354

Loss before benefit from income taxes	(66,518)	(99,375)	(138,549)	(186,699)

Benefit from income taxes	(23,277)	(40,081)	(47,344)	(72,226)

Net loss	$(43,241)	$(59,294)	$(91,205)	$(114,473)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Net loss	$(43,241)	$(59,294)	$(91,205)	$(114,473)

Other comprehensive (loss) income:
Net unrealized gains (losses) on:
Investment securities on which other-than- temporary impairments were taken	54	158	232	158
All other investment securities	2,824	9,534	11,165	13,348
Cash flow hedges*	(32,737)	29,283	(16,987)	92,729
Retirement plan liabilities adjustment	—	—	20,937	—
Foreign currency translation adjustments	(2,179)	255	1,213	3,813

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than- temporary impairments were taken	(19)	(55)	(81)	(55)
All other investment securities	(988)	(3,337)	(3,908)	(4,672)
Cash flow hedges	11,458	(10,250)	5,945	(32,456)
Retirement plan liabilities adjustment	(216)	—	(7,544)	—
Other comprehensive (loss) income, net of tax, before reclassification adjustments	(21,803)	25,588	10,972	72,865

Reclassification adjustments included in net loss:
Net realized losses on investment securities	528	345	358	2,515
Cash flow hedges*	32,675	(27,830)	12,670	(106,217)

Income tax effect:
Net realized losses on investment securities	(185)	(121)	(125)	(880)
Cash flow hedges	(11,437)	9,741	(4,435)	37,176
Reclassification adjustments included in net loss, net of tax	21,581	(17,865)	8,468	(67,406)
Other comprehensive (loss) income, net of tax	(222)	7,723	19,440	5,459

Comprehensive loss	$(43,463)	$(51,571)	$(71,765)	$(109,014)

*                 We revised our presentation from the prior period to reflect our cash flow hedges on a gross basis. In the prior year, these cash flow hedges were incorrectly presented on a net basis totaling a $1.5 million net gain for the three months ended June 30, 2011 and a $13.5 million net loss for the six months ended June 30, 2011. This revision had no impact on our other comprehensive income (loss) for the three and six months ended June 30, 2011.

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity

(Unaudited)

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2011	$5,080	$225,576	$(2,434)	$1,462,904	$1,691,126
Capital contributions from parent and other	—	10,501	—	—	10,501
Change in net unrealized gains (losses):
Investment securities	—	—	10,414	—	10,414
Cash flow hedges	—	—	(8,768)	—	(8,768)
Foreign currency translation adjustments	—	—	3,813	—	3,813
Net loss	—	—	—	(114,473)	(114,473)
Dividends	—	—	—	(45,000)	(45,000)
Balance, June 30, 2011	$5,080	$236,077	$3,025	$1,303,431	$1,547,613

Balance, January 1, 2012	$5,080	$236,076	$(25,538)	$1,193,181	$1,408,799
Capital contributions from parent and other	—	9,442	—	—	9,442
Change in net unrealized gains (losses):
Investment securities	—	—	7,641	—	7,641
Cash flow hedges	—	—	(2,807)	—	(2,807)
Retirement plan liabilities adjustments	—	—	13,393	—	13,393
Foreign currency translation adjustments	—	—	1,213	—	1,213
Net loss	—	—	—	(91,205)	(91,205)
Balance, June 30, 2012	$5,080	$245,518	$(6,098)	$1,101,976	$1,346,476

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)
Six Months Ended June 30,	2012	2011

Cash Flows from Operating Activities
Net loss	$(91,205)	$(114,473)
Reconciling adjustments:
Provision for finance receivable losses	136,594	146,031
Depreciation and amortization	106,807	145,060
Deferral of finance receivable origination costs	(21,396)	(20,629)
Deferred income tax benefit	(107,840)	(128,890)
Writedowns and net loss on sales of real estate owned	28,474	31,452
Writedowns on assets resulting from restructuring	5,246	—
Mark to market provision on finance receivables held for sale originated as held for investment	1,372	—
Net loss on sales of finance receivables held for sale originated as held for investment	591	—
Net loss on repurchases of debt	1,080	—
Gain on early extinguishment of secured term loan	—	(10,664)
Net realized losses on investment securities	358	2,515
Change in other assets and other liabilities	31,703	63,101
Change in insurance claims and policyholder liabilities	(504)	(21,883)
Change in taxes receivable and payable	58,057	(7,960)
Change in accrued finance charges	9,867	11,250
Change in restricted cash	(778)	14,652
Other, net	5,310	(1,527)
Net cash provided by operating activities	163,736	108,035

Cash Flows from Investing Activities
Finance receivables originated or purchased	(829,011)	(835,575)
Principal collections on finance receivables	1,367,129	1,416,437
Purchase of finance receivables from affiliates	(14,875)	—
Sales and principal collections on finance receivables held for sale originated as held for investment	51,827	—
Investment securities purchased	(5,444)	(56,582)
Investment securities called, sold, and matured	64,425	62,949
Change in restricted cash	(3,859)	256,329
Proceeds from sale of real estate owned	105,710	106,916
Other, net	(3,299)	(8,596)
Net cash provided by investing activities	732,603	941,878

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	640,451	2,119,594
Debt commissions on issuance of long-term debt	(4,012)	(20,076)
Repayment of long-term debt	(698,353)	(2,827,437)
Capital contributions from parent	10,500	10,500
Dividends	—	(45,000)
Net cash used for financing activities	(51,414)	(762,419)

Effect of exchange rate changes	(79)	523

Increase in cash and cash equivalents	844,846	288,017
Cash and cash equivalents at beginning of period	477,469	1,381,534
Cash and cash equivalents at end of period	$1,322,315	$1,669,551

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States of America (U.S. GAAP). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SLFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results, and the out-of-period adjustment recorded in the second quarter of 2012 discussed below. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. To conform to the 2012 presentation, we reclassified certain items in the prior period.

In second quarter 2012, we recorded an out-of-period adjustment, which decreased finance charge revenues by $13.9 million ($11.5 million of which related to 2011). The adjustment related to the correction of capitalized interest on purchased credit impaired finance receivables serviced by a third party. After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year results.

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

If current market conditions, as well as our financial performance, do not improve or further deteriorate, we may not be able to generate sufficient cash to service all of our debt. At June 30, 2012, we had $1.3 billion of cash and cash equivalents ($11.6 million of cash and cash equivalents related to our foreign subsidiary, Ocean Finance and Mortgages Limited (Ocean)), and during the six months ended June 30, 2012 we generated a net loss of $91.2 million and cash flows from operating and investing activities of $896.3 million. During the six months ended June 30, 2012, we repurchased $414.9 million of SLFC debt scheduled to mature in 2012 and 50.1 million Euro of SLFC debt scheduled to mature in 2013. We also made additional debt repurchases after quarter end. For the remainder of 2012, we are required to pay $2.0 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). Additionally, we have $1.5 billion of debt maturities and interest payments (excluding securitizations) due in the first half of 2013. In order to meet our debt obligations in 2012 and beyond, we are exploring a number of options, including additional debt financings, particularly new securitizations involving real estate and/or non-real estate loans, debt refinancing transactions, debt exchange offers, debt restructurings, portfolio sales, or a combination of the foregoing. In April 2012, our insurance subsidiaries received the necessary regulatory approvals to pay cash dividends of $150.0 million during 2012, and subsequently paid cash dividends totaling $150.0 million to SLFC in the second quarter of 2012. In April 2012, SLFC effected a private securitization transaction in which $371.0 million of mortgage-backed notes were sold for $367.8 million, after the price discount but before expenses. In August 2012, SLFC effected an additional private securitization transaction. See Note 21 for further information on this securitization transaction. As of June 30, 2012, the Company had unpaid principal balances of $2.4 billion of unencumbered real estate loans and $2.9 billion of unencumbered non-real estate loans.

The Company ceased its real estate lending effective January 1, 2012 to focus on its other consumer lending products, which have substantially higher yields. The Company also has the flexibility to manage the volume of finance receivable originations on a timely basis to preserve its liquidity for near-term obligations. In addition, SLFC will request payment of some or all of its note receivable from SLFI ($538.0 million outstanding at June 30, 2012), if needed, to meet its liquidity needs.

We cannot assure that additional debt financings, particularly new securitizations, debt refinancing transactions, debt exchange offers, debt restructurings, or portfolio sales will be available to us on acceptable terms, or at all. Our ability to support our operations and repay indebtedness will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control and cannot be predicted with certainty. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

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

•                  SLFI’s ability to pay some or all of its note payable to SLFC ($538.0 million at June 30, 2012), if needed by SLFC to meet its liquidity needs;

•                  our continued ability to access debt and securitization markets and other sources of funding on favorable terms;

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

•                  our ability to comply with our debt covenants, including the borrowing base for SLFC’s $3.75 billion six-year secured term loan facility (secured term loan);

•                  the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•                  the potential for declining financial flexibility and reduced income should we use more of our assets for securitizations and portfolio sales; and

•                  reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios.

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

Note 3.  Restructuring

As part of our strategic review of our operations, we initiated the following during the first half of 2012:

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

•                  In the second quarter of 2012, we closed an additional 18 branch offices as a result of ceasing operations in 14 states during the first quarter of 2012.

As a result of these events, our workforce was reduced by approximately 690 employees in the first quarter of 2012 and 130 employees in the second quarter of 2012, and we incurred a pretax charge of $1.9 million for the three months ended June 30, 2012 and $23.5 million for the six months ended June 30, 2012.

Restructuring expenses and related asset impairment and other expenses by business segment were as follows:

(dollars in thousands)	Branch Segment	Centralized Real Estate Segment	Insurance Segment	All Other	Consolidated Total

Three Months Ended June 30, 2012

Restructuring expenses	$1,357	$—	$—	$560	$1,917

At or for the Six Months Ended June 30, 2012

Restructuring expenses	$20,091	$—	$82	$3,330	$23,503

Cumulative amounts incurred since inception	$20,091	$—	$82	$3,330	$23,503

Total amount expected to be incurred*	$20,091	$—	$82	$3,330	$23,503

*                 Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at June 30, 2012.

Changes in the restructuring liability were as follows:

(dollars in thousands)	Severance Expenses	Contract Termination Expenses	Asset Writedowns	Other Exit Expenses (a)	Total Restructuring Expenses

Three Months Ended June 30, 2012

Balance at beginning of period	$7,349	$4,018	$—	$898	$12,265
Amounts charged to expense	1,313	308	252	44	1,917
Amounts paid	(6,494)	(2,717)	—	(545)	(9,756)
Non-cash expenses	—	—	(252)	—	(252)
Balance at end of period	$2,168	$1,609	$—	$397	$4,174

At or for the Six Months Ended June 30, 2012

Balance at beginning of period	$—	$—	$—	$—	$—
Amounts charged to expense	11,600	5,840	5,246	817	23,503
Amounts paid	(9,432)	(4,231)	—	(620)	(14,283)
Non-cash expenses	—	—	(5,246)	200	(5,046)
Balance at end of period	$2,168	$1,609	$—	$397	$4,174

Cumulative amounts incurred since inception	$11,600	$5,840	$5,246	$817	$23,503

Total amount expected to be incurred (b)	$11,600	$5,840	$5,246	$817	$23,503

(a)         Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the FCFI Transaction.

(b)         Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at June 30, 2012.

At June 30, 2012, anticipated cash payments for restructuring expenses are expected to be paid in the following periods:

(dollars in thousands)	Severance Payments	Contract Termination Payments	Other Exit Payments	Total Restructuring Payments

Third quarter 2012	$1,583	$502	$397	$2,482
Fourth quarter 2012	529	351	—	880
2013+	56	819	—	875
Total	$2,168	$1,672	$397	$4,237

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

Testing Indefinite-Lived Assets for Impairment. In July 2012, the FASB issued ASU 2012-02, which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for an indefinite-lived intangible asset. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this new standard are effective for annual and interim impairment tests performed for interim and annual periods beginning on January 1, 2013. Early adoption is permitted. The adoption of this new standard is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows.

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

•                  Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of 60 months, and are usually fixed-rate, fixed-term loans.

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

Components of net finance receivables by portfolio segment were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total

June 30, 2012

Gross receivables	$9,374,574	$2,880,057	$317,182	$12,571,813
Unearned finance charges and points and fees	(8,481)	(356,641)	(37,233)	(402,355)
Accrued finance charges	53,248	32,537	2,626	88,411
Deferred origination costs	893	27,969	—	28,862
Premiums, net of discounts	11	—	(3)	8
Total	$9,420,245	$2,583,922	$282,572	$12,286,739

December 31, 2011

Gross receivables	$9,914,403	$2,968,963	$412,452	$13,295,818
Unearned finance charges and points and fees	(12,641)	(346,437)	(46,142)	(405,220)
Accrued finance charges	58,455	35,388	3,599	97,442
Deferred origination costs	953	27,125	—	28,078
Premiums, net of discounts	7	—	(6)	1
Total	$9,961,177	$2,685,039	$369,903	$13,016,119

Included in the table above are real estate finance receivables associated with the securitizations that remain on our balance sheet totaling $2.5 billion at June 30, 2012 and $2.2 billion at December 31, 2011. See Note 6 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $4.9 billion at June 30, 2012 and $4.8 billion at December 31, 2011, which have been pledged as collateral for SLFC’s secured term loan.

Unused credit lines extended to customers by the Company totaled $136.7 million at June 30, 2012 and $188.1 million at December 31, 2011. All unused credit lines, in part or in total, can be cancelled at the discretion of the Company.

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

•                  Non-prime:  Borrower FICO score of 620 through 659

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

June 30, 2012

Prime	$902,613	$2,748,193	$492,559	$113,675	$—	$4,257,040
Non-prime	994,264	768,243	590,766	40,841	—	2,394,114
Sub-prime	3,575,118	314,197	1,494,228	128,223	—	5,511,766
Other/FICO unavailable	357	145	5,801	367	117,149	123,819
Total	$5,472,352	$3,830,778	$2,583,354	$283,106	$117,149	$12,286,739

December 31, 2011

Prime	$954,886	$2,967,579	$531,057	$152,736	$—	$4,606,258
Non-prime	1,048,812	805,010	620,190	51,366	—	2,525,378
Sub-prime	3,739,535	326,856	1,525,410	164,943	—	5,756,744
Other/FICO unavailable	546	654	5,354	757	120,428	127,739
Total	$5,743,779	$4,100,099	$2,682,011	$369,802	$120,428	$13,016,119

*                 Primarily includes net finance receivables of our foreign subsidiary, Ocean.

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail	Other (a)	Total

June 30, 2012

Prime	3.41%	7.93%	1.33%	1.80%	N/M (b)	6.16%
Non-prime	5.32	13.10	1.94	3.32	N/M	7.17
Sub-prime	7.21	12.50	3.23	3.13	N/M	6.38
Other/FICO unavailable	78.76	—	2.15	1.66	4.40%	8.86

Total	6.33%	9.36%	2.58%	2.60%	4.40%	6.48%

December 31, 2011

Prime	3.66%	8.76%	1.56%	2.46%	N/M	6.79%
Non-prime	5.61	14.03	2.40	4.66	N/M	7.73
Sub-prime	7.26	15.05	3.82	4.36	N/M	6.77
Other/FICO unavailable	6.25	75.14	1.78	2.06	4.62%	4.83

Total	6.37%	10.31%	3.05%	3.58%	4.62%	6.95%

(a)         Primarily includes delinquency ratios of our foreign subsidiary, Ocean.

(b)         Not meaningful

Nonaccrual Finance Receivables

Our net finance receivables by performing and nonperforming (nonaccrual) by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

June 30, 2012

Performing	$5,206,220	$3,526,236	$2,539,580	$278,470	$113,439	$11,663,945
Nonperforming	266,132	304,542	43,774	4,636	3,710	622,794
Total	$5,472,352	$3,830,778	$2,583,354	$283,106	$117,149	$12,286,739

December 31, 2011

Performing	$5,473,356	$3,753,776	$2,632,079	$360,910	$115,957	$12,336,078
Nonperforming	270,423	346,323	49,932	8,892	4,471	680,041
Total	$5,743,779	$4,100,099	$2,682,011	$369,802	$120,428	$13,016,119

*                 Primarily includes net finance receivables of our foreign subsidiary, Ocean.

Delinquent Finance Receivables

Our delinquency by portfolio segment and by class was as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

June 30, 2012

Net finance receivables:
30-59 days past due	$102,950	$74,734	$32,500	$4,822	$1,512	$216,518
60-89 days past due	53,444	39,284	18,057	2,599	1,246	114,630
90-119 days past due	40,952	27,803	13,434	1,904	921	85,014
120-149 days past due	32,466	21,353	10,000	1,222	744	65,785
150-179 days past due	22,498	19,218	6,857	712	627	49,912
180 days or more past due	170,216	236,168	13,483	798	1,418	422,083
Total past due	422,526	418,560	94,331	12,057	6,468	953,942
Current	5,049,826	3,412,218	2,489,023	271,049	110,681	11,332,797
Total	$5,472,352	$3,830,778	$2,583,354	$283,106	$117,149	$12,286,739

December 31, 2011

Net finance receivables:
30-59 days past due	$96,367	$79,258	$33,110	$7,157	$1,629	$217,521
60-89 days past due	58,255	58,380	20,770	4,169	1,105	142,679
90-119 days past due	46,231	41,879	16,317	3,543	1,088	109,058
120-149 days past due	36,790	36,720	12,965	2,750	810	90,035
150-179 days past due	30,635	29,226	9,225	1,716	626	71,428
180 days or more past due	156,767	238,498	11,426	883	1,947	409,521
Total past due	425,045	483,961	103,813	20,218	7,205	1,040,242
Current	5,318,734	3,616,138	2,578,198	349,584	113,223	11,975,877
Total	$5,743,779	$4,100,099	$2,682,011	$369,802	$120,428	$13,016,119

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

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at six months past due. We had $1.4 million of branch retail finance receivables more than 90 days past due at June 30, 2012, compared to $3.8 million at December 31, 2011. Our other portfolio segments by class (branch real estate, centralized real estate, and branch non-real estate) do not have finance receivables that were more than 90 days past due and still accruing finance charges.

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

	June 30,	December 31,
(dollars in thousands)	2012	2011

Carrying amount, net of allowance	$1,442,245	$1,529,335

Outstanding balance	$2,060,266	$2,183,901

Allowance for purchased credit impaired finance receivable losses	$—	$—

We did not create an allowance for purchased credit impaired finance receivable losses in the second quarter of 2012 since the net carrying value of these purchased credit impaired finance receivables was less than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$426,271	$591,458	$463,960	$640,619
Additions	—	—	—	—
Accretion	(30,229)	(41,766)	(61,929)	(77,361)
Reclassifications from nonaccretable difference	—	15,490	—	15,490
Disposals	(6,581)	(12,721)	(12,570)	(26,287)
Balance at end of period	$389,461	$552,461	$389,461	$552,461

FICO-delineated prime, non-prime, and sub-prime categories for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized
(dollars in thousands)	Real Estate	Real Estate	Other	Total

June 30, 2012

Prime	$50,238	$482,936	$—	$533,174
Non-prime	93,250	243,787	—	337,037
Sub-prime	464,797	107,197	—	571,994
Other/FICO unavailable	40	—	—	40
Total	$608,325	$833,920	$—	$1,442,245

December 31, 2011

Prime	$53,283	$519,710	$—	$572,993
Non-prime	98,642	258,745	—	357,387
Sub-prime	486,739	112,150	—	598,889
Other/FICO unavailable	66	—	—	66
Total	$638,730	$890,605	$—	$1,529,335

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized
	Real Estate	Real Estate	Other	Total

June 30, 2012

Prime	11.55%	20.52%	—	19.73%
Non-prime	12.05	21.84	—	19.30
Sub-prime	15.21	18.78	—	16.50
Other/FICO unavailable	—	—	—	7.15

Total	14.42%	20.68%	—	18.33%

December 31, 2011

Prime	14.13%	23.90%	—	23.08%
Non-prime	14.24	25.09	—	22.37
Sub-prime	16.23	25.35	—	18.96
Other/FICO unavailable	40.75	—	—	44.08

Total	15.75%	24.43%	—	21.27%

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

TDR Finance Receivables

Information regarding TDR finance receivables (which are all real estate loans) by portfolio segment and by class was as follows:

	Branch	Centralized
(dollars in thousands)	Real Estate	Real Estate	Total

June 30, 2012

TDR gross finance receivables	$243,050	$247,209	$490,259
TDR net finance receivables	$244,126	$247,789	$491,915
Allowance for TDR finance receivable losses	$34,690	$13,170	$47,860

December 31, 2011

TDR gross finance receivables	$126,282	$171,173	$297,455
TDR net finance receivables	$126,950	$171,559	$298,509
Allowance for TDR finance receivable losses	$18,630	$10,730	$29,360

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and are accounted for prospectively as purchased credit impaired finance receivables. We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables by portfolio segment and by class were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Branch

TDR average net receivables	$208,448	$78,321	$172,788	$61,475
TDR finance charges recognized	$3,344	$894	$5,477	$1,173

Centralized Real Estate

TDR average net receivables	$230,571	$60,197	$209,355	$43,554
TDR finance charges recognized	$2,358	$508	$4,421	$951

Total

TDR average net receivables	$439,019	$138,518	$382,143	$105,029
TDR finance charges recognized	$5,702	$1,402	$9,898	$2,124

Information regarding the financial effects of the TDR finance receivables by portfolio segment and by class was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Branch

Number of TDR accounts	1,066	366	1,435	790
Pre-modification TDR net finance receivables	$93,598	$31,233	$124,820	$66,289
Post-modification TDR net finance receivables	$96,966	$31,445	$128,705	$69,172

Centralized Real Estate

Number of TDR accounts	287	316	541	474
Pre-modification TDR net finance receivables	$45,896	$35,081	$88,546	$63,507
Post-modification TDR net finance receivables	$48,158	$35,524	$89,253	$63,804

Total

Number of TDR accounts	1,353	682	1,976	1,264
Pre-modification TDR net finance receivables	$139,494	$66,314	$213,366	$129,796
Post-modification TDR net finance receivables	$145,124	$66,969	$217,958	$132,976

Net finance receivables that defaulted during the period that were modified as TDRs within the previous 12 months, from the earliest payment default date, by portfolio segment and by class were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(dollars in thousands)	2012	2012

Branch

Number of TDR accounts	56	159
TDR net finance receivables*	$5,579	$14,103

Centralized Real Estate

Number of TDR accounts	55	123
TDR net finance receivables*	$9,569	$20,899

Total

Number of TDR accounts	111	282
TDR net finance receivables*	$15,148	$35,002

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

On February 1, 2011, MorEquity entered into Subservicing Agreements for the servicing of its centralized real estate loans with Nationstar Mortgage LLC (Nationstar), a non-subsidiary affiliate. As a result of the subservicing transfer, the Agreement was terminated on May 26, 2011. Loans subserviced by Nationstar that are eligible for modification pursuant to HAMP guidelines are still subject to HAMP.

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

On April 20, 2012, SLFC effected a private securitization transaction in which SLFC caused Eleventh Street Funding LLC (Eleventh Street), a special purpose vehicle wholly owned by SLFC, to sell $371.0 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-1 (the Trust), with a 4.09% weighted average coupon, to certain investors. Eleventh Street sold the mortgage-backed notes for $367.8 million, after the price discount but before expenses. Approximately $42.6 million of the Trust’s subordinate mortgage-backed notes are currently retained by Eleventh Street.

In August 2012, SLFC effected a private securitization transaction. See Note 21 for further information on the securitization transaction.

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

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	June 30,	December 31,
(dollars in thousands)	2012	2011

Assets
Finance receivables	$2,472,567	$2,213,841
Allowance for finance receivable losses	3,718	2,095
Restricted cash	23,850	30,014

Liabilities
Long-term debt	$1,631,632	$1,200,845

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs for the three and six months ended June 30, 2012 totaled $20.5 million and $41.1 million, respectively. Consolidated interest expense related to these VIEs for the three and six months ended June 30, 2011 totaled $15.0 million and $30.4 million, respectively.

Unconsolidated VIE

We have established a VIE that holds the junior subordinated debt. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at June 30, 2012 or December 31, 2011.

Note 7.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses and net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch		Consolidated
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	All Other	Total

Three Months Ended June 30, 2012

Balance at beginning of period	$23,968	$11,260	$38,801	$1,113	$—	$75,142
Provision for finance receivable losses	36,760	9,229	20,529	2,894	—	69,412
Charge-offs	(26,803)	(7,445)	(26,374)	(5,417)	—	(66,039)
Recoveries	1,956	126	8,475	2,601	—	13,158
Balance at end of period	$35,881	$13,170	$41,431	$1,191	$—	$91,673

Three Months Ended June 30, 2011

Balance at beginning of period	$9,637	$3,010	$12,759	$204	$—	$25,610
Provision for finance receivable losses	21,648	32,612	29,940	5,105	—	89,305
Charge-offs	(20,110)	(30,618)	(27,515)	(7,954)	—	(86,197)
Recoveries	2,334	(14)	9,012	3,080	—	14,412
Balance at end of period	$13,509	$4,990	$24,196	$435	$—	$43,130

Six Months Ended June 30, 2012

Balance at beginning of period	$20,741	$10,730	$39,522	$1,007	$—	$72,000
Provision for finance receivable losses	52,768	35,396	41,758	6,672	—	136,594
Charge-offs	(41,679)	(33,333)	(56,290)	(11,925)	—	(143,227)
Recoveries	4,051	377	17,548	5,631	—	27,607
Transfers to finance receivables held for sale (a)	—	—	(1,107)	(194)	—	(1,301)
Balance at end of period	$35,881	$13,170	$41,431	$1,191	$—	$91,673

Net finance receivables	$5,472,352	$3,830,778	$2,583,354	$283,106	$117,149	$12,286,739

Six Months Ended June 30, 2011

Balance at beginning of period	$2,465	$488	$4,111	$56	$—	$7,120
Provision for finance receivable losses	31,538	59,569	49,043	5,881	—	146,031
Charge-offs	(29,588)	(55,204)	(47,678)	(12,247)	—	(144,717)
Recoveries (b)	9,094	137	18,720	6,745	—	34,696
Balance at end of period	$13,509	$4,990	$24,196	$435	$—	$43,130

Net finance receivables	$6,016,368	$4,366,933	$2,572,018	$403,651	$117,414	$13,476,384

(a)         During the six months ended June 30, 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $79.2 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(b)         Includes $5.0 million of recoveries ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

Included in the tables above are allowance for finance receivable losses associated with securitizations that remain on our balance sheet totaling $3.7 million at June 30, 2012 and $2.1 million at December 31, 2011. See Note 6 for further discussion regarding our securitization transactions.

After the FCFI Transaction, the recorded investment or carrying amount of finance receivables includes the impact of push-down adjustments. For the three and six months ended June 30, 2012, the carrying amount charged off for non-credit impaired loans subject to push-down accounting was $39.9 million and $94.8 million, respectively. For the three and six months ended June 30, 2011, the carrying amount charged off for non-credit impaired loans subject to push-down accounting was $53.4 million and $70.7 million, respectively.

For the three and six months ended June 30, 2012, the carrying amount charged off for purchased credit impaired loans subject to push-down accounting was $11.3 million and $19.3 million, respectively. For the three and six months ended June 30, 2011, the carrying amount charged off for purchased credit impaired loans subject to push-down accounting was $30.2 million and $67.5 million, respectively. These amounts represent additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status. Through June 30, 2012, we have not recognized any additional charges to the provision for finance receivable losses related to decreases in the expected cash flows for the remaining accounts in the credit impaired pools that incorporate pool assumptions, above the charges related to removal of foreclosed or charged-off accounts.

The allowance for finance receivable losses and net finance receivables by portfolio segment and by impairment method were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total

June 30, 2012

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$1,191	$41,431	$1,191	$43,813
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	—	—
Individually evaluated for impairment (TDR finance receivables)	47,860	—	—	47,860
Total	$49,051	$41,431	$1,191	$91,673

Finance receivables:
Collectively evaluated for impairment	$7,486,085	$2,583,922	$282,572	$10,352,579
Purchased credit impaired finance receivables	1,442,245	—	—	1,442,245
TDR finance receivables	491,915	—	—	491,915
Total	$9,420,245	$2,583,922	$282,572	$12,286,739

December 31, 2011

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$2,111	$39,522	$1,007	$42,640
Purchased credit impaired finance receivables	—	—	—	—
TDR finance receivables	29,360	—	—	29,360
Total	$31,471	$39,522	$1,007	$72,000

Finance receivables:
Collectively evaluated for impairment	$8,133,333	$2,685,039	$369,903	$11,188,275
Purchased credit impaired finance receivables	1,529,335	—	—	1,529,335
TDR finance receivables	298,509	—	—	298,509
Total	$9,961,177	$2,685,039	$369,903	$13,016,119

Finance Receivables Collectively Evaluated for Impairment

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

Purchased Credit Impaired Finance Receivables

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

TDR Finance Receivables

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

Note 8.  Finance Receivables Held for Sale

During the first quarter of 2012, we transferred $79.2 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We marked these loans to lower of cost or fair value at the time of transfer and subsequently recorded additional losses at the time of sale resulting in total net losses for the three and six months ended June 30, 2012 of $0.1 million and $2.0 million, respectively, in other revenues. During the three and six months ended June 30, 2012, we sold finance receivables held for sale totaling $3.5 million and $48.1 million, respectively.

When we sell finance receivables, we establish a reserve for sales recourse in other liabilities, which represents our estimate of losses to be: (a) incurred by us on the repurchase of certain finance receivables that we previously sold; and (b) incurred by us for the indemnification of losses incurred by purchasers. We did not repurchase any loans during the three months ended June 30, 2012, compared to six loans repurchased for $1.3 million during the same period in 2011. We repurchased one loan for $0.1 million during the six months ended June 30, 2012, compared to nine loans repurchased for $1.8 million during the same period in 2011. In each period, we repurchased the loans because such loans were reaching the defined delinquency limits under the loan sale agreements. At June 30, 2012, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$1,765	$2,876	$1,648	$3,511
Provision for/(reduction in) recourse obligations	—	(264)	117	(781)
Recourse losses	—	(229)	—	(347)
Balance at end of period	$1,765	$2,383	$1,765	$2,383

Note 9.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

					Other
					Than-
	Cost/				Temporary
	Amortized	Unrealized	Unrealized	Fair	Impairments
(dollars in thousands)	Cost	Gains	Losses	Value	in AOCI(L)

June 30, 2012

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$34,045	$2,578	$—	$36,623	$—
Obligations of states, municipalities, and political subdivisions	175,875	5,479	(271)	181,083	—
Corporate debt	306,812	8,003	(2,386)	312,429	—
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (RMBS)	117,034	7,394	(2)	124,426	—
Commercial mortgage-backed securities (CMBS)	11,815	1,034	(258)	12,591	—
Collateralized debt obligations (CDO)/Asset-backed securities (ABS)	16,502	919	(19)	17,402	—
Total	662,083	25,407	(2,936)	684,554	—
Preferred stocks	4,959	31	—	4,990	—
Other long-term investments*	5,375	—	(2,668)	2,707	—
Common stocks	974	—	(58)	916	—
Total	$673,391	$25,438	$(5,662)	$693,167	$—

December 31, 2011

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$52,912	$2,005	$—	$54,917	$—
Obligations of states, municipalities, and political subdivisions	192,287	4,584	(484)	196,387	—
Corporate debt	325,116	3,803	(5,609)	323,310	—
Mortgage-backed, asset-backed, and collateralized:
RMBS	120,605	4,632	(23)	125,214	—
CMBS	16,239	1,634	(597)	17,276	—
CDO/ABS	18,303	267	(536)	18,034	—
Total	725,462	16,925	(7,249)	735,138	—
Preferred stocks	4,959	—	(163)	4,796	—
Other long-term investments*	5,599	167	(1,639)	4,127	—
Common stocks	841	—	(22)	819	—
Total	$736,861	$17,092	$(9,073)	$744,880	$—

*                 Excludes interest in a limited partnership that we account for using the equity method ($1.3 million at June 30, 2012 and $1.4 million at December 31, 2011).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2012

Bonds:
Obligations of states, municipalities, and political subdivisions	$5,517	$(4)	$12,460	$(267)	$17,977	$(271)
Corporate debt	27,766	(798)	53,775	(1,588)	81,541	(2,386)
RMBS	8	(1)	82	(1)	90	(2)
CMBS	—	(7)	5,307	(251)	5,307	(258)
CDO/ABS	1,449	(19)	—	—	1,449	(19)
Total	34,740	(829)	71,624	(2,107)	106,364	(2,936)
Other long-term investments	2,681	(2,666)	27	(2)	2,708	(2,668)
Common stocks	102	(36)	92	(22)	194	(58)
Total	$37,523	$(3,531)	$71,743	$(2,131)	$109,266	$(5,662)

December 31, 2011

Bonds:
Obligations of states, municipalities, and political subdivisions	$6,600	$(20)	$19,633	$(464)	$26,233	$(484)
Corporate debt	88,026	(2,600)	65,261	(3,009)	153,287	(5,609)
RMBS	1,898	(17)	90	(6)	1,988	(23)
CMBS	4,251	(546)	1,006	(51)	5,257	(597)
CDO/ABS	13,414	(536)	—	—	13,414	(536)
Total	114,189	(3,719)	85,990	(3,530)	200,179	(7,249)
Preferred stocks	4,797	(163)	—	—	4,797	(163)
Other long-term investments	2,617	(1,639)	—	—	2,617	(1,639)
Common stocks	99	(22)	—	—	99	(22)
Total	$121,702	$(5,543)	$85,990	$(3,530)	$207,692	$(9,073)

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

During the six months ended June 30, 2012, we recognized other-than-temporary impairment credit loss write-downs to investment revenues on corporate debt and RMBS totaling $0.7 million.

As of June 30, 2012 and December 31, 2011, we had no investment securities which had been in an unrealized loss position of more than 25% for more than 12 months. As part of our credit evaluation procedures applied to investment securities, we consider the nature of both the specific securities and the general market conditions for those securities. Based on management’s analysis, we continue to believe that the expected cash flows from these investment securities will be sufficient to recover the amortized cost of our investment. We continue to monitor these positions for potential credit impairments.

Components of the other-than-temporary impairment charges on investment securities were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Total other-than-temporary impairment losses	$(611)	$(298)	$(652)	$(2,227)
Portion of loss recognized in accumulated other comprehensive loss	—	—	—	—
Net impairment losses recognized in net loss	$(611)	$(298)	$(652)	$(2,227)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$3,766	$1,929	$3,725	$—
Additions:
Due to other-than-temporary impairments:
Not previously impaired/impairment not previously recognized	—	264	—	2,193
Previously impaired/impairment previously recognized	611	34	652	34
Reductions:
Realized due to sales with no prior intention to sell	—	—	—	—
Realized due to intention to sell	—	—	—	—
Accretion of credit impaired securities	—	(39)	—	(39)
Balance at end of period	$4,377	$2,188	$4,377	$2,188

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Fair value	$16,338	$8,575	$31,521	$35,904

Realized gains	$329	$91	$490	$169
Realized losses	(247)	(138)	(335)	(457)
Net realized gains (losses)	$82	$(47)	$155	$(288)

Contractual maturities of fixed-maturity investment securities at June 30, 2012 were as follows:

(dollars in thousands)	Fair	Amortized
June 30, 2012	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$10,788	$10,804
Due after 1 year through 5 years	184,940	181,472
Due after 5 years through 10 years	187,576	182,296
Due after 10 years	146,831	142,160
Mortgage-backed securities	154,419	145,351
Total	$684,554	$662,083

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 10.  Restricted Cash

Restricted cash at June 30, 2012 and December 31, 2011 included funds to be used for future debt payments relating to our securitization transactions (see Note 6) and escrow deposits.

Note 11.  Related Party Transactions

Affiliate Lending

In April 2010, Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year secured term loan pursuant to a credit agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. In May 2011, the $3.0 billion secured term loan was refinanced to increase total borrowing to $3.75 billion with a new six-year term, significantly improved advance rates, and lower borrowing costs. Any portion of the secured term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed. Affiliates of Fortress and affiliates of AIG owned or managed lending positions in the syndicate of lenders totaling approximately $103.5 million at June 30, 2012 and $105.5 million at December 31, 2011.

SLFC’s note receivable from SLFI is payable in full on May 31, 2022, and SLFC may demand payment at any time prior to May 31, 2022. The note receivable from SLFI totaled $538.0 million at June 30, 2012 and December 31, 2011. Interest receivable on this note totaled $1.4 million at June 30, 2012 and $1.5 million at December 31, 2011. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on notes receivable from SLFI totaled $4.3 million and $8.7 million for the three and six months ended June 30, 2012, respectively. Interest revenue on notes receivable from SLFI totaled $4.3 million and $8.6 million for the three and six months ended June 30, 2011, respectively. SLFC will request payment of some or all of its note receivable from SLFI, if needed, to meet its liquidity needs.

Pension Plan

In January 2011, $216.0 million of our total plan assets were transferred from the AIG Retirement Plan to our tax-qualified defined benefit retirement plan (the Retirement Plan). The remaining $61.7 million of plan assets were transferred in April 2012.

Reinsurance Agreements

Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $49.2 million at June 30, 2012 and $49.7 million at December 31, 2011.

Derivatives

At June 30, 2012 and December 31, 2011, all of our derivative financial instruments were with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. See Note 13 for further information on our derivatives.

Subservicing and Refinance Agreements

Nationstar subservices the centralized real estate loans of MorEquity and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans. The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our centralized real estate loans through refinancings with other lenders as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Subservicing fees	$2,528	$2,726	$5,145	$4,884

Refinancing concessions	$1,236	$2,170	$3,961	$2,783

Investment Management Agreement

Logan Circle Partners, L.P., a non-subsidiary affiliate, provides investment management services for our investments. Costs and fees incurred for these investment management services totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2012, respectively.

Note 12.  Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at June 30, 2012 were as follows:

						Junior
		Medium	Euro	Secured		Subordinated
	Retail	Term	Denominated	Term		Debt
(dollars in thousands)	Notes	Notes	Notes (a)	Loan (b) (c)	Securitizations	(Hybrid Debt)	Total

	4.10%-	4.88%-	3.25%-		2.67%-
Interest rates (d)	9.00%	6.90%	4.13%	5.50%	6.00%	6.00%

Third quarter 2012	$20,118	$755,011	$—	$—	$—	$—	$775,129
Fourth quarter 2012	42,889	830,080	—	—	—	—	872,969
First quarter 2013	41,742	—	562,606	—	—	—	604,348
Second quarter 2013	69,983	500,000	—	—	—	—	569,983
Remainder of 2013	45,454	—	644,250	—	—	—	689,704
2014	357,976	—	—	—	—	—	357,976
2015	47,679	750,000	—	—	—	—	797,679
2016	—	375,000	—	—	—	—	375,000
2017-2067	—	3,300,000	—	3,750,000	—	350,000	7,400,000
Securitizations (e)	—	—	—	—	1,617,965	—	1,617,965
Total principal maturities	$625,841	$6,510,091	$1,206,856	$3,750,000	$1,617,965	$350,000	$14,060,753

Total carrying amount	$572,876	$5,696,982	$1,113,125	$3,766,771	$1,631,632	$171,533	$12,952,919

(a)               Euro denominated notes include Euro 449.9 million notes and Euro 500.0 million notes, shown here at the U.S. dollar equivalent at time of issuance.

(b)               Issued by wholly-owned Company subsidiaries.

(c)                Guaranteed by SLFC and by the Subsidiary Guarantors.

(d)               The interest rates shown are the range of contractual rates in effect at June 30, 2012, which exclude the effects of the associated derivative instruments used in hedge accounting relationships, if applicable.

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

Note 13.  Derivative Financial Instruments

SLFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures (interest rate and currency) in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. At June 30, 2012, SLFC’s derivative financial instruments (included in other assets) consisted of cross currency interest rate swap agreements. SLFC’s interest rate and equity-indexed swap agreements matured in 2011.

While all of SLFC’s cross currency interest rate swap agreements mitigate economic exposure of related debt, none of these swap agreements currently qualify as cash flow or fair value hedges under U.S. GAAP.

Fair value of derivative instruments presented on a gross basis by type were as follows:

	June 30, 2012			December 31, 2011
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Hedging Instruments
Cross currency interest rate	$—	$—	$—	$625,250	$25,148	$—

Non-Designated Hedging Instruments
Cross currency interest rate	1,232,853	37,557	197	644,250	54,279	—
Total derivative instruments	$1,232,853	$37,557	$197	$1,269,500	$79,427	$—

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss, reclassified from accumulated other comprehensive income or loss into other revenues (effective and ineffective portion) and interest expense (effective portion), and recognized in other revenues (ineffective portion) were as follows:

		From AOCI(L) (a) (b) to			Recognized
		Other	Interest		in Other
(dollars in thousands)	AOCI(L)	Revenues (c)	Expense	Earnings (d)	Revenues

Three Months Ended June 30, 2012

Cross currency interest rate	$(32,737)	$(32,596)	$(79)	$(32,675)	$(478)

Three Months Ended June 30, 2011

Interest rate:
As previously stated	$(715)	$(501)	$—	$(501)	$(29)
Adjustment	—	501	(501)	—	—
As revised	(715)	—	(501)	(501)	(29)

Cross currency interest rate:
As previously stated	29,998	28,331	—	28,331	371
Adjustment	—	(1,931)	1,931	—	—
As revised	29,998	26,400	1,931	28,331	371

Total	$29,283	$26,400	$1,430	$27,830	$342

Six Months Ended June 30, 2012

Cross currency interest rate	$(16,987)	$(12,746)	$76	$(12,670)	$(426)

Six Months Ended June 30, 2011

Interest rate:
As previously stated	$(2,880)	$(977)	$—	$(977)	$(2,553)
Adjustment	—	977	(977)	—	—
As revised	(2,880)	—	(977)	(977)	(2,553)

Cross currency interest rate:
As previously stated	95,609	107,194	—	107,194	831
Adjustment	—	(2,653)	2,653	—	—
As revised	95,609	104,541	2,653	107,194	831

Total	$92,729	$104,541	$1,676	$106,217	$(1,722)

(a)         Accumulated other comprehensive income (loss).

(b)         In third quarter 2011, we corrected the omission of the effective portion of the valuation change of our interest rate and cross currency interest rate swaps that was recorded in accumulated other comprehensive income or loss and an equal amount that was reclassified to earnings for the three and six months ended June 30, 2011. This revision had no impact on the amount of AOCI(L) at June 30, 2011.

(c)         See table below for the effective and ineffective components of other revenues reclassified from accumulated other comprehensive income or loss.

(d)         Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues and to interest expense for cash flow hedges as disclosed on our condensed consolidated statement of comprehensive loss.

Other revenues reclassified from accumulated other comprehensive income or loss consisted of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Effective portion	$(32,900)	$26,400	$(13,050)	$104,541
Ineffective portion*	304	—	304	—
Total	$(32,596)	$26,400	$(12,746)	$104,541

*                 Ineffective portion consists of a gain related to our election to discontinue hedge accounting. See discussion below for further information on the de-designation of the Euro cross currency interest rate swap agreement.

During the three months ended June 30, 2012, we decreased the notional amount of a 500.0 million Euro cross currency interest rate swap agreement by 29.3 million Euro, and we elected to discontinue hedge accounting prospectively on the cash flow hedge. We continue to report the net gain related to the discontinued cash flow hedge in accumulated other comprehensive loss, which is being reclassified into earnings during the remaining contractual term of the agreement as the hedged transactions impact earnings. We accelerated the reclassification of amounts in accumulated other comprehensive loss to other revenues resulting in a gain of $0.3 million as a result of our election to discontinue hedge accounting.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At June 30, 2012, we expect the remaining $2.3 million deferred net gain on cash flow hedges to be reclassified from accumulated other comprehensive income or loss to earnings during the next twelve months.

The amounts recognized in other revenues for non-designated hedging instruments were as follows:

(dollars in thousands)	Non-Designated Hedging Instruments

Three Months Ended June 30, 2012

Cross currency interest rate	$(1,141)

Three Months Ended June 30, 2011

Cross currency interest rate and interest rate	$27,525
Equity-indexed	81
Total	$27,606

Six Months Ended June 30, 2012

Cross currency interest rate	$(4,581)

Six Months Ended June 30, 2011

Cross currency interest rate and interest rate	$51,412
Equity-indexed	161
Total	$51,573

Derivative adjustments included in other revenues consisted of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Mark to market (losses) gains	$(40,585)	$20,804	$(27,323)	$40,271
Net interest income	3,934	6,898	9,621	13,518
Credit valuation adjustment losses	(1,287)	(96)	(3,826)	(2,216)
Ineffectiveness (losses) gains	(478)	342	(426)	(1,722)
Other	741	—	741	—
Total	$(37,675)	$27,948	$(21,213)	$49,851

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

See Note 19 for information on how we determine fair value on our derivative financial instruments.

Note 14.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	June 30,	December 31,
(dollars in thousands)	2012	2011

Net unrealized gains on:
Investment securities	$12,854	$5,213
Cash flow hedges	1,511	4,318
Retirement plan liabilities adjustments	(21,828)	(35,221)
Foreign currency translation adjustments	1,365	152
Accumulated other comprehensive loss	$(6,098)	$(25,538)

Note 15.  Income Taxes

Benefit from income taxes decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to the decrease in the current year pretax loss and the increase in the valuation allowance on our state deferred tax assets in 2012.

At June 30, 2012, we had a valuation allowance on our state deferred tax assets of $17.7 million, net of a deferred federal tax benefit, and a valuation allowance of $5.6 million for our foreign United Kingdom operations. At June 30, 2012, we had a net deferred tax liability of $319.3 million. At December 31, 2011, we had a valuation allowance on our state deferred tax assets of $13.8 million, net of a deferred federal tax benefit, and a valuation allowance of $4.0 million for our foreign United Kingdom operations. At December 31, 2011, we had a net deferred tax liability of $415.9 million.

Note 16.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

(dollars in thousands)
Six Months Ended June 30,	2012	2011

Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$80,108	$—

Transfer of finance receivables to real estate owned	$95,015	$121,700

Note 17.  Segment Information

We have three business segments: branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

In our branch business segment, we:

•                  originate and service secured and unsecured non-real estate loans;

•                  purchase and service retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•                  service real estate loans secured by first or second mortgages on residential real estate, which may be closed-end accounts or open-end home equity lines of credit and are generally considered non-conforming.

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

		Centralized				Push-down
	Branch	Real Estate	Insurance	All		Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Adjustments	Total

Three Months Ended June 30, 2012

Revenues:
External:
Finance charges	$303,394	$68,508	$—	$3,660	$—	$36,374	$411,936
Insurance	70	—	31,705	28	—	(29)	31,774
Other	(3,074)	(1,500)	12,462	9,717	(852)	(13,960)	2,793
Intercompany	17,166	—	(12,628)	(4,538)	—	—	—
Pretax income (loss)	34,910	(469)	10,709	(33,671)	(276)	(77,721)	(66,518)

Three Months Ended June 30, 2011

Revenues:
External:
Finance charges	$319,400	$81,353	$—	$180	$—	$67,139	$468,072
Insurance	81	—	29,803	31	—	(106)	29,809
Other	1,525	(9,829)	13,295	(11,875)	(9)	28,868	21,975
Intercompany	16,012	—	(11,867)	(4,145)	—	—	—
Pretax income (loss)	250,879	(230,918)	22,518	(69,227)	6,231	(78,858)	(99,375)

Six Months Ended June 30, 2012

Revenues:
External:
Finance charges	$613,216	$140,185	$—	$8,351	$—	$91,359	$853,111
Insurance	146	—	61,186	61	—	(70)	61,323
Other	12,636	(33,697)	25,813	3,234	2,477	(14,575)	(4,112)
Intercompany	33,861	25,983	(24,369)	(35,475)	—	—	—
Pretax income (loss)	55,804	(42,996)	22,936	(98,336)	(602)	(75,355)	(138,549)

Six Months Ended June 30, 2011

Revenues:
External:
Finance charges	$645,207	$170,701	$—	$192	$—	$123,196	$939,296
Insurance	167	—	58,309	49	—	(230)	58,295
Other	3,150	(12,770)	25,959	(47,282)	(2,360)	40,138	6,835
Intercompany	32,065	(437)	(23,221)	(8,407)	—	—	—
Pretax income (loss)	89,908	(57,538)	34,186	(151,439)	4,709	(106,525)	(186,699)

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

•                  reclassification of writedowns on fixed assets from other revenues to restructuring expenses;

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

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension	Postretirement

Three Months Ended June 30, 2012

Components of net periodic benefit cost:
Service cost	$3,727	$77
Interest cost	4,791	71
Expected return on assets	(5,159)	—
Amortization of net loss	24	—
Net periodic benefit cost	$3,383	$148

Three Months Ended June 30, 2011

Components of net periodic benefit cost:
Service cost	$3,400	$66
Interest cost	4,504	72
Expected return on assets	(4,239)	—
Net periodic benefit cost	$3,665	$138

Six Months Ended June 30, 2012

Components of net periodic benefit cost:
Service cost	$8,124	$158
Interest cost	9,555	143
Expected return on assets	(10,371)	—
Amortization of net loss	273	—
Curtailment credits	—	(110)
Net periodic benefit cost	$7,581	$191

Six Months Ended June 30, 2011

Components of net periodic benefit cost:
Service cost	$6,801	$131
Interest cost	9,008	144
Expected return on assets	(8,478)	—
Net periodic benefit cost	$7,331	$275

For the three and six months ended June 30, 2012, the Company contributed $0.2 million to its pension plans and expects to contribute an additional $0.5 million for the remainder of 2012. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, asset dispositions, market performance, and management’s discretion.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

				Total	Total
	Fair Value Measurements Using			Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

June 30, 2012

Assets
Net finance receivables, less allowance for finance receivable losses	$—	$—	$12,251,531	$12,251,531	$12,195,066
Finance receivables held for sale	—	—	24,018	24,018	24,018
Investment securities	196	669,959	24,325	694,480	694,480
Cash and cash equivalents	1,322,315	—	—	1,322,315	1,322,315
Notes receivable from parent	—	537,989	—	537,989	537,989
Cross currency interest rate derivatives	—	37,557	—	37,557	37,557
Commercial mortgage loans	—	—	100,880	100,880	115,201

Liabilities
Long-term debt	$—	$12,661,803	$—	$12,661,803	$12,952,919
Cross currency interest rate derivatives	—	197	—	197	197

The following table summarizes the fair values and carrying values of our financial instruments:

	Total	Total
	Fair	Carrying
(dollars in thousands)	Value	Value

December 31, 2011

Assets
Net finance receivables, less allowance for finance receivable losses	$12,930,174	$12,944,119
Investment securities	746,287	746,287
Cash and cash equivalents	477,469	477,469
Notes receivable from parent	537,989	537,989
Cross currency interest rate derivatives	79,427	79,427
Commercial mortgage loans	100,640	121,287

Liabilities
Long-term debt	$11,719,337	$12,885,392

Fair Value Measurements — Recurring Basis

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

June 30, 2012

Assets
Investment securities:
Bonds:
U.S. government and government sponsored entities	$—	$36,623	$—	$36,623
Obligations of states, municipalities, and political subdivisions	—	181,083	—	181,083
Corporate debt	—	312,429	—	312,429
RMBS	—	122,401	2,025	124,426
CMBS	—	4,727	7,864	12,591
CDO/ABS	—	7,706	9,696	17,402
Total	—	664,969	19,585	684,554
Preferred stocks	—	4,990	—	4,990
Other long-term investments (a)	—	—	2,707	2,707
Common stocks (b)	196	—	—	196
Total	196	669,959	22,292	692,447
Cash and cash equivalents in mutual funds	23,238	—	—	23,238
Cross currency interest rate derivatives	—	37,557	—	37,557
Total	$23,434	$707,516	$22,292	$753,242

Liabilities
Cross currency interest rate derivatives	$—	$197	$—	$197

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

(a)         Other long-term investments excludes our interest in a limited partnership of $1.3 million at June 30, 2012 and $1.4 million at December 31, 2011 that we account for using the equity method.

(b)         Common stocks excludes stocks not carried at fair value of $0.7 million at June 30, 2012 and December 31, 2011.

We had no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2012.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2012:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Three Months Ended June 30, 2012

Investment securities:
Bonds:
RMBS	$1,848	$40	$199	$(62)	$—	$—	$2,025
CMBS	8,367	(7)	(318)	(178)	—	—	7,864
CDO/ABS	9,612	94	95	(105)	—	—	9,696
Total	19,827	127	(24)	(345)	—	—	19,585
Other long-term investments (b)	3,486	—	(779)	—	—	—	2,707
Total investment securities	$23,313	$127	$(803)	$(345)	$—	$—	$22,292

(a)         The detail of purchases, sales, issues, and settlements for the three months ended June 30, 2012 is presented in the table below.

(b)         Other long-term investments excludes our interest in a limited partnership of $1.3 million at June 30, 2012 that we account for using the equity method.

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2012:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Three Months Ended June 30, 2012

Investment securities:
Bonds:
RMBS	$—	$—	$—	$(62)	$(62)
CMBS	—	—	—	(178)	(178)
CDO/ABS	—	—	—	(105)	(105)
Total investment securities	$—	$—	$—	$(345)	$(345)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2011:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income	(a)	Level 3	Level 3	period

Three Months Ended June 30, 2011

Investment securities:
Bonds:
Corporate debt	$2,800	$(9)	$(47)	$—	$—	$—	$2,744
RMBS	1,995	(2)	123	(51)	—	—	2,065
CMBS (b)	9,475	(286)	(66)	(388)	—	—	8,735
CDO/ABS (b)	9,743	35	(109)	(129)	—	—	9,540
Total	24,013	(262)	(99)	(568)	—	—	23,084
Other long-term investments (c)	7,488	—	(1,199)	(901)	—	—	5,388
Common stocks	3	—	—	—	—	—	3
Total investment securities	31,504	(262)	(1,298)	(1,469)	—	—	28,475
Equity-indexed derivatives	1,731	(2)	—	6	—	—	1,735
Total assets	$33,235	$(264)	$(1,298)	$(1,463)	$—	$—	$30,210

(a)   The detail of purchases, sales, issues, and settlements for the three months ended June 30, 2011 is presented in the table below.

(b)   Balance at beginning of period was adjusted to reflect a reclassification between CMBS and CDO/ABS.

(c)   Other long-term investments excludes our interest in a limited partnership of $1.8 million at June 30, 2011 that we account for using the equity method.

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2011:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Three Months Ended June 30, 2011

Investment securities:
Bonds:
RMBS	$—	$—	$—	$(51)	$(51)
CMBS	—	—	—	(388)	(388)
CDO/ABS	—	—	—	(129)	(129)
Total	—	—	—	(568)	(568)
Other long-term investments	—	—	—	(901)	(901)
Total investment securities	—	—	—	(1,469)	(1,469)
Equity-indexed derivatives	—	—	—	6	6
Total assets	$—	$—	$—	$(1,463)	$(1,463)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Six Months Ended June 30, 2012

Investment securities:
Bonds:
Corporate debt	$2,800	$3	$184	$(2,987)	$—	$—	$—
RMBS	1,914	36	192	(117)	—	—	2,025
CMBS	7,944	(11)	283	(352)	—	—	7,864
CDO/ABS	8,916	132	857	(209)	—	—	9,696
Total	21,574	160	1,516	(3,665)	—	—	19,585
Other long-term investments (b)	4,127	—	(484)	(936)	—	—	2,707
Common stocks	3	(5)	2	—	—	—	—
Total investment securities	$25,704	$155	$1,034	$(4,601)	$—	$—	$22,292

(a)         The detail of purchases, sales, issues, and settlements for the six months ended June 30, 2012 is presented in the table below.

(b)         Other long-term investments excludes our interest in a limited partnership of $1.3 million at June 30, 2012 that we account for using the equity method.

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Six Months Ended June 30, 2012

Investment securities:
Bonds:
Corporate debt	$—	$—	$—	$(2,987)	$(2,987)
RMBS	—	—	—	(117)	(117)
CMBS	—	—	—	(352)	(352)
CDO/ABS	—	—	—	(209)	(209)
Total	—	—	—	(3,665)	(3,665)
Other long-term investments	—	—	—	(936)	(936)
Total investment securities	$—	$—	$—	$(4,601)	$(4,601)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income	(a)	Level 3	Level 3	period

Six Months Ended June 30, 2011

Investment securities:
Bonds:
Corporate debt	$3,110	$(19)	$(247)	$(100)	$—	$—	$2,744
RMBS	1,623	(546)	1,099	(111)	—	—	2,065
CMBS (b)	9,627	(298)	56	(650)	—	—	8,735
CDO/ABS (b)	9,477	63	262	(262)	—	—	9,540
Total	23,837	(800)	1,170	(1,123)	—	—	23,084
Other long-term investments (c)	6,432	—	2,154	(3,198)	—	—	5,388
Common stocks	5	—	(2)	—	—	—	3
Total investment securities	30,274	(800)	3,322	(4,321)	—	—	28,475
Equity-indexed derivatives	1,720	3	—	12	—	—	1,735
Total assets	$31,994	$(797)	$3,322	$(4,309)	$—	$—	$30,210

(a)         The detail of purchases, sales, issues, and settlements for the six months ended June 30, 2011 is presented in the table below.

(b)         Balance at beginning of period was adjusted to reflect a reclassification between CMBS and CDO/ABS.

(c)          Other long-term investments excludes our interest in a limited partnership of $1.8 million at June 30, 2011 that we account for using the equity method.

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Six Months Ended June 30, 2011

Investment securities:
Bonds:
Corporate debt	$—	$—	$—	$(100)	$(100)
RMBS	—	—	—	(111)	(111)
CMBS	—	—	—	(650)	(650)
CDO/ABS	—	—	—	(262)	(262)
Total	—	—	—	(1,123)	(1,123)
Other long-term investments	—	(2,297)	—	(901)	(3,198)
Total investment securities	—	(2,297)	—	(2,024)	(4,321)
Equity-indexed derivatives	—	—	—	12	12
Total assets	$—	$(2,297)	$—	$(2,012)	$(4,309)

There were no unrealized gains or losses recognized in earnings on instruments held at June 30, 2012 or 2011.

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

The unobservable inputs and quantitative data used in our Level 3 valuations for our investment securities were developed and used in models created by our third-party valuation service providers. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2012

Assets
Real estate owned	$—	$—	$106,963	$106,963
Finance receivables held for sale	—	—	24,018	24,018
Total	$—	$—	$130,981	$130,981

December 31, 2011

Assets
Real estate owned	$—	$—	$152,038	$152,038
Other intangible assets	—	—	2,595	2,595
Total	$—	$—	$154,633	$154,633

Impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Assets
Real estate owned	$6,536	$13,673	$19,860	$22,580
Finance receivables held for sale	—	—	1,371	—
Total	$6,536	$13,673	$21,231	$22,580

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value for the three and six months ended June 30, 2012 and 2011 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our branch business segment to their fair value for the six months ended June 30, 2012 and recorded the writedowns in other revenues.

The unobservable inputs and quantitative data used in our Level 3 valuations for our real estate owned and finance receivables held for sale were developed and used in models created by our third-party valuation service providers or valuations provided by external parties. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

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

Notes Receivable from Parent

The fair value of the notes receivable from parent approximated the fair value because the note is payable on a demand basis prior to its due date on May 31, 2022 and the interest rate on this note adjusts with changing market interest rates.

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

Discussed below is a description of each legal action in which it is reasonably possible that the Company may incur, on an individual basis, a material loss that can be reasonably estimated. Based on currently available information, the Company believes the estimate of the aggregate range of reasonably possible losses for such actions, in excess of amounts accrued, is from $0 to $45 million at June 30, 2012.

King v. American General Finance, Inc., Case No. 96-CP-38-595, in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, the plaintiffs assert class claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, inter alia, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. On July 29, 2011, the Court issued an interim order granting the plaintiffs’ motion for summary judgment and holding that Springleaf Financial Services of South Carolina, Inc. (SLFSSC), formerly American General Finance, Inc., violated the statute. The order states that the class consists of 9,157 members who were involved in 5,497 transactions. The statute provides for a penalty range of $1,500 to $7,500 per class member, to be determined by the judge. SLFSSC timely submitted a motion to alter, amend or reconsider the Court’s interim order on summary judgment. The Court denied that motion on February 22, 2012. On October 14, 2011, the Court conducted a hearing on the issues of attorney fees and penalties. The plaintiffs requested approximately $68.7 million in penalties and approximately $24.5 million in attorney fees, plus interest. On May 21, 2012, the Court issued an Order awarding the plaintiffs approximately $27.5 million in penalties and approximately $10.9 million in attorney fees. The Court denied the plaintiffs’ request for prejudgment interest. Both sides timely filed motions for reconsideration. On July 19, 2012, the Court granted the plaintiffs’ motion for reconsideration and increased the penalties to approximately $45.8 million and attorney fees to approximately $12.7 million. The Company plans to pursue all available avenues to appeal the decision and will continue to litigate this case vigorously.

Note 21.  Subsequent Events

Renegotiated Derivative Contract

In July 2012, SLFC decreased the notional amount of the remaining 470.7 million Euro of cross currency interest rate swap by 287.7 million Euro related to SLFC’s Euro denominated debt maturing in January 2013. The Euro proceeds received from the reduction are being held in Euros for future payment of long-term debt principal and interest of Euro denominated debt. In July 2012, SLFI posted $60.0 million of cash collateral with AIGFP as security for SLFC’s two remaining Euro swap positions with AIGFP and agreed to act as guarantor for the swap positions.

On-Balance Sheet Securitization Transaction

On August 8, 2012, SLFC effected a private securitization transaction in which SLFC caused Twelfth Street Funding LLC (Twelfth Street), a special purpose vehicle wholly owned by SLFC, to sell $750.8 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-2 (the Trust), with a 3.59% weighted average yield, to certain investors. Twelfth Street sold the mortgage-backed notes for $749.7 million, after the price discount but before expenses. Approximately $107.7 million of the Trust’s subordinate mortgage-backed notes are to be retained by SLFC initially.

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

•                  our ability to comply with our debt covenants, including the borrowing base for SLFC’s secured term loan;

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

EXECUTIVE OVERVIEW

As we focus on our efforts to return the Company to profitability, we are pursuing consumer lending that we believe will provide higher returns and more cost-effective operations during 2012 and beyond. Starting January 1, 2012, we ceased originating real estate loans nationwide. On February 1, 2012, we announced our plan to close approximately 60 branch offices and to immediately cease lending and retail sales financing in 14 states and southern Florida. On February 15, 2012, we reduced the workforce at our Evansville, Indiana headquarters by approximately 130 employees due to the cessation of real estate lending and the branch office closings. On March 2, 2012, we announced our plan to consolidate certain branch operations and close approximately 150 branch offices in 25 states. On March 23, 2012, we informed affected employees of our plan to reduce the workforce of Ocean by approximately 60 employees due to our cessation of real estate lending in the United Kingdom. In the second quarter of 2012, we closed an additional 18 branch offices as a result of ceasing operations in 14 states during the first quarter of 2012. As a result of these events, our workforce was reduced by approximately 690 employees in the first quarter of 2012 and 130 employees in the second quarter of 2012, and we incurred a pretax charge of $1.9 million for the three months ended June 30, 2012 and $23.5 million for the six months ended June 30, 2012.

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

We expect that our funding activities will include additional debt financings, particularly new securitizations, debt refinancing transactions, debt exchange offers, debt restructurings, portfolio sales, or a combination of the foregoing. However, there can be no assurance as to the sufficiency or availability of these funds. Should these sources of funding be insufficient or unavailable, there could be a material adverse effect on our liquidity, financial position, results of operations, and cash flows.

In connection with our liability management efforts, during the first half of 2012, we repurchased $414.9 million of SLFC debt scheduled to mature in 2012 and 50.1 million Euro of SLFC debt scheduled to mature in 2013. We also made additional debt repurchases after quarter end.

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

If current market conditions, as well as our financial performance, do not improve or further deteriorate, we may not be able to generate sufficient cash to service all of our debt. At June 30, 2012, we had $1.3 billion of cash and cash equivalents ($11.6 million of cash and cash equivalents related to our foreign subsidiary, Ocean), and during the six months ended June 30, 2012 we generated a net loss of $91.2 million and cash flows from operating and investing activities of $896.3 million. During the six months ended June 30, 2012, we repurchased $414.9 million of SLFC debt scheduled to mature in 2012 and 50.1 million Euro of SLFC debt scheduled to mature in 2013. We also made additional debt repurchases after quarter end. For the remainder of 2012, we are required to pay $2.0 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). Additionally, we have $1.5 billion of debt maturities and interest payments (excluding securitizations) due in the first half of 2013. In order to meet our debt obligations in 2012 and beyond, we are exploring a number of options, including additional debt financings, particularly new securitizations involving real estate and/or non-real estate loans, debt refinancing transactions, debt exchange offers, debt restructurings, portfolio sales, or a combination of the foregoing. In April 2012, our insurance subsidiaries received the necessary regulatory approvals to pay cash dividends of $150.0 million during 2012, and subsequently paid cash dividends totaling $150.0 million to SLFC in the second quarter of 2012. In April 2012, SLFC effected a private securitization transaction in which $371.0 million of mortgage-backed notes were sold for $367.8 million, after the price discount but before expenses. In August 2012, SLFC effected an additional private securitization transaction. See Note 21 of the Notes to Condensed Consolidated Financial Statements for further information on this securitization transaction. As of June 30, 2012, the Company had unpaid principal balances of $2.4 billion of unencumbered real estate loans and $2.9 billion of unencumbered non-real estate loans. In addition, SLFC will request payment of some or all of its note receivable from SLFI ($538.0 million outstanding at June 30, 2012), if needed, to meet its liquidity needs.

We cannot assure that additional debt financings, particularly new securitizations, debt refinancing transactions, debt exchange offers, debt restructurings, or portfolio sales will be available to us on acceptable terms, or at all. Our ability to support our operations and repay indebtedness will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control and cannot be predicted with certainty. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

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

(dollars in millions)
June 30,	2012		2011
	Amount	Percent	Amount	Percent

Long-term debt	$12,952.9	91%	$14,527.1	90%
Equity	1,346.5	9	1,547.6	10
Total capital	$14,299.4	100%	$16,074.7	100%

Net finance receivables	$12,286.7		$13,476.4

We have historically issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. Until September 2008, SLFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years, and SLFC obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. Since that time we have sold certain mortgage portfolios, entered into a significant secured term loan funding arrangement, and completed on-balance sheet securitizations. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on SLFC’s secured term loan.

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

Due to the Company’s and our former indirect parent’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity, refinancing or retiring our outstanding indebtedness, and otherwise maintaining compliance with our debt agreements, and not on achieving a targeted leverage. Additionally, the application of push-down accounting significantly altered the presentation of many leverage calculation components and has thereby made our historical methods of leverage calculation less meaningful. Our adjusted tangible leverage at June 30, 2012 was 8.88x compared to 8.39x at December 31, 2011, and 8.96x at June 30, 2011. In calculating June 30, 2012 leverage, management deducted $1.2 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.08x. In calculating December 31, 2011 leverage, management deducted $271.3 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.21x. In calculating June 30, 2011 leverage, management deducted $1.5 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.04x.

Reconciliations of total debt to adjusted debt were as follows:

	June 30,	December 31,	June 30,
(dollars in millions)	2012	2011	2011

Total debt	$12,952.9	$12,885.4	$14,527.1
75% of hybrid debt	(128.6)	(128.6)	(128.6)
Adjusted debt	$12,824.3	$12,756.8	$14,398.5

Reconciliations of equity to adjusted tangible equity were as follows:

	June 30,	December 31,	June 30,
(dollars in millions)	2012	2011	2011

Equity	$1,346.5	$1,408.8	$1,547.6
75% of hybrid debt	128.6	128.6	128.6
Net other intangible assets	(37.1)	(42.7)	(65.4)
Accumulated other comprehensive loss (income)	6.1	25.6	(3.0)
Adjusted tangible equity	$1,444.1	$1,520.3	$1,607.8

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

As of June 30, 2012, we were in compliance with all of the covenants under our debt agreements.

Under our hybrid debt, SLFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the junior subordinated debt holders (and not make dividend payments to SLFI) unless SLFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date and pays such amount to the junior subordinated debt holders. A mandatory trigger event occurs if SLFC’s (1) tangible equity to tangible managed assets is less than 5.5% or (2) average fixed charge ratio is not more than 1.10x for the trailing four quarters (where the fixed charge ratio equals earnings excluding income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends).

Based upon SLFC’s financial results for the twelve months ended March 31, 2012, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in July 2012 due to the average fixed charge ratio being 0.74x (while the equity to assets ratio was 8.90%). On July 11, 2012, SLFC issued one share of SLFC common stock to SLFI for $10.5 million to satisfy the July 2012 interest payments required by SLFC’s hybrid debt.

Liquidity

Principal sources and uses of cash were as follows:

(dollars in millions)
Six Months Ended June 30,	2012	2011

Principal sources of cash:
Net collections/originations and purchases of finance receivables	$523.2	$580.9
Operations	163.7	108.0
Capital contributions	10.5	10.5
Total	$697.4	$699.4

Principal uses of cash:
Net repayment/issuances of debt	$61.9	$727.9
Dividends paid	—	45.0
Total	$61.9	$772.9

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

•                  pursuing additional debt financings, particularly new securitizations, debt refinancing transactions, debt exchange offers, debt restructurings, portfolio sales, or a combination of the foregoing; and

•                  from time to time we or our affiliates may purchase portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or any such affiliates may determine. During the six months ended June 30, 2012, we repurchased $414.9 million of SLFC debt scheduled to mature in 2012 and 50.1 million Euro of SLFC debt scheduled to mature in 2013. We also made additional debt repurchases after quarter end.

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

For a discussion of these critical accounting estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2012 or December 31, 2011.

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

			At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Net finance receivables:
Branch real estate loans			$6,233.9	$6,910.6
Centralized real estate			4,770.4	5,671.0
Branch non-real estate loans			2,608.8	2,638.5
Branch retail sales finance			295.5	434.2
Total segment net finance receivables			13,908.6	15,654.3
All other			(1,621.9)	(2,177.9)
Net finance receivables			$12,286.7	$13,476.4

Yield:
Branch real estate loans	8.87%	8.89%	8.83%	8.92%
Centralized real estate	5.68	5.65	5.71	5.87
Branch non-real estate loans	23.81	22.77	23.71	22.73
Branch retail sales finance	14.40	14.15	14.18	14.27

Total segment yield	10.63	10.15	10.60	10.22
All other effect on yield	2.71	3.65	3.00	3.51

Total yield	13.34%	13.80%	13.60%	13.73%

Charge-off ratio:
Branch real estate loans	1.69%	2.95%	1.97%	2.65%
Centralized real estate	2.45	2.11	2.22	1.87
Branch non-real estate loans	2.89	3.72	3.23	3.96
Branch retail sales finance	4.03	5.97	4.22	6.25

Total segment charge-off ratio	2.22	2.86	2.34	2.69
All other effect on charge-off ratio	(0.52)	(0.76)	(0.51)	(1.10)

Total charge-off ratio	1.70%	2.10%	1.83%	1.59%

Delinquency ratio:
Branch real estate loans			6.33%	5.93%
Centralized real estate			9.36	9.23
Branch non-real estate loans			2.58	3.06
Branch retail sales finance			2.60	3.61

Total segment delinquency ratio			6.49	6.51
All other effect on delinquency ratio			(0.01)	0.05

Total delinquency ratio			6.48%	6.56%

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

•                  Non-prime:  Borrower FICO score of 620 through 659

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

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO

June 30, 2012

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$3,575.1	7.21%	74.7%	556
Second mortgages	$639.2	6.38%	N/A (b)	602
LTV greater than 95.5% at origination	$198.8	6.37%	97.8%	610
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$612.3	11.30%	89.1%	705
Sub-prime	$314.2	12.50%	77.6%	586
Second mortgages	$24.4	11.01%	N/A	703
LTV greater than 95.5% at origination	$1,320.0	8.06%	99.4%	708
Low documentation	$237.3	13.56%	76.4%	662

December 31, 2011

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$3,739.5	7.26%	74.6%	557
Second mortgages	$701.1	7.39%	N/A	602
LTV greater than 95.5% at origination	$210.5	6.15%	97.8%	611
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$660.4	12.03%	89.0%	706
Sub-prime	$326.9	15.05%	77.5%	586
Second mortgages	$27.0	7.20%	N/A	704
LTV greater than 95.5% at origination	$1,417.7	8.78%	99.4%	708
Low documentation	$246.2	15.48%	76.4%	662

(a)          Not applicable because these higher-risk loans were not offered by our branch business segment.

(b)         Not available.

We held the first mortgage of borrowers on 4% of our second mortgage portfolio at June 30, 2012 and December 31, 2011. Our second mortgages may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. At June 30, 2012 and December 31, 2011, 89% of our second mortgages were fixed-rate mortgages. At June 30, 2012, 66% of our second mortgages were open-end home equity lines of credit, compared to 65% at December 31, 2011. The maximum draw period for cash advances for unused credit lines is 120 months, but all unused credit lines, in part or in total, can be cancelled at our discretion at any time.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Charge-off ratios:
Branch higher-risk real estate loans:
Interest only*
Sub-prime	1.97%	2.46%	2.31%	2.23%
Second mortgages	6.54%	6.88%	6.80%	6.14%
LTV greater than 95.5% at origination	3.23%	3.96%	2.90%	3.28%
Low documentation*

Centralized real estate higher-risk loans:
Interest only	2.40%	3.18%	2.84%	3.05%
Sub-prime	1.99%	1.79%	1.89%	1.67%
Second mortgages	1.00%	0.14%	2.25%	0.87%
LTV greater than 95.5% at origination	2.24%	2.12%	2.55%	2.16%
Low documentation	1.34%	3.01%	1.57%	2.20%

*                 Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at June 30, 2012 was $2.5 billion, or 27%, of total real estate loans. We update collateral valuations by applying the sequential change in the House Price Index as published quarterly by the Federal Housing Finance Agency at the Metropolitan Statistical Area or state level to update the LTV.

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

•                  elevated unemployment levels;

•                  high energy costs;

•                  other borrower indebtedness;

•                  major medical expenses; and

•                  divorce or death.

Occasionally, these events can be so economically severe that the customer files for bankruptcy.

Real Estate Owned

Changes in the amount of real estate owned were as follows.

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Balance at beginning of period	$107.5	$174.7	$128.9	$178.9
Properties acquired	44.6	64.0	95.0	121.7
Properties sold or disposed of	(55.8)	(62.8)	(114.2)	(115.8)
Net writedowns	(6.5)	(13.7)	(19.9)	(22.6)
Balance at end of period	$89.8	$162.2	$89.8	$162.2

Real estate owned as a percentage of real estate loans			0.95%	1.55%

Investments

Investments by type were as follows:

	June 30,	December 31,
(dollars in millions)	2012	2011

Investment securities	$694.5	$746.3
Commercial mortgage loans	115.2	121.3
Policy loans	1.5	1.5
Total	$811.2	$869.1

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

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt and have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 33% of our borrowings at June 30, 2012, compared to 30% at June 30, 2011. Adjustable-rate net finance receivables represented 5% of our total portfolio at June 30, 2012 and 2011.

As a result of our limited access to capital markets, our restricted origination of finance receivables, and our sale or securitization of finance receivables, we have had limited direct control of our asset/liability mix. See “Capital Resources and Liquidity” for further information.

ANALYSIS OF OPERATING RESULTS

Net Loss

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Net loss	$(43.2)	$(59.3)	$(91.2)	$(114.5)
Amount change	$16.1	$(103.5)	$23.3	$(171.2)
Percent change	27%	(234)%	20%	(302)%

Return on average assets	(1.11)%	(1.35)%	(1.17)%	(1.29)%
Return on average equity	(12.54)%	(14.80)%	(13.11)%	(14.00)%
Ratio of earnings to fixed charges*	N/A	N/A	N/A	N/A

*                 Not applicable. Earnings did not cover total fixed charges by $66.5 million for the three months ended June 30, 2012 and $138.5 million for the six months ended June 30, 2012. Earnings did not cover total fixed charges by $99.4 million for the three months ended June 30, 2011 and $186.7 million for the six months ended June 30, 2011.

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

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by portfolio segment were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Real estate loans	$241.1	$287.4	$504.8	$577.8
Non-real estate loans	156.9	160.5	318.2	320.1
Retail sales finance	13.9	20.2	30.1	41.4
Total	$411.9	$468.1	$853.1	$939.3

Amount change	$(56.2)	$16.2	$(86.2)	$18.4
Percent change	(12)%	4%	(9)%	2%

Average net receivables	$12,410.0	$13,599.0	$12,600.6	$13,776.1
Yield	13.34%	13.80%	13.60%	13.73%

Finance charges (decreased) increased due to the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Decrease in average net receivables	$(38.6)	$(96.7)	$(73.9)	$(200.7)
Change in yield	(17.6)	112.9	(16.3)	219.1
Increase in number of days	—	—	4.0	—
Total	$(56.2)	$16.2	$(86.2)	$18.4

Average net receivables and changes in average net receivables by portfolio segment were as follows:

(dollars in millions)
Three Months Ended June 30,	2012		2011
	Amount	Change	Amount	Change

Real estate loans	$9,556.2	$(1,094.8)	$10,651.0	$(3,210.1)
Non-real estate loans	2,550.2	17.3	2,532.9	(391.2)
Retail sales finance	303.6	(111.5)	415.1	(393.6)
Total	$12,410.0	$(1,189.0)	$13,599.0	$(3,994.9)

Percent change		(9)%		(23)%

(dollars in millions)
Six Months Ended June 30,	2012		2011
	Amount	Change	Amount	Change

Real estate loans	$9,692.8	$(1,101.2)	$10,794.0	$(3,169.4)
Non-real estate loans	2,579.4	35.8	2,543.6	(448.6)
Retail sales finance	328.4	(110.1)	438.5	(469.0)
Total	$12,600.6	$(1,175.5)	$13,776.1	$(4,087.0)

Percent change		(9)%		(23)%

Average net receivables decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to the cessation of new originations of real estate loans as of January 1, 2012, our tighter underwriting guidelines, and liquidity management efforts, partially offset by an increase in non-real estate loans average net receivables as we pursue consumer lending that we believe will provide higher returns and more cost-effective operations.

Yield and changes in yield in basis points (bp) by portfolio segment were as follows:

Three Months Ended June 30,	2012			2011
	Yield	Change		Yield	Change

Real estate loans	10.15%	(67	)bp	10.82%	318	bp
Non-real estate loans	24.69	(70)		25.39	373
Retail sales finance	18.35	(113)		19.48	476

Total	13.34%	(46)		13.80%	350

Six Months Ended June 30,	2012			2011
	Yield	Change		Yield	Change

Real estate loans	10.47%	(32	)bp	10.79%	309	bp
Non-real estate loans	24.75	(55)		25.30	378
Retail sales finance	18.42	(60)		19.02	412

Total	13.60%	(13)		13.73%	335

Yield decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to lower finance charges resulting from the out-of-period adjustment described below, the increase in TDR net finance receivables (which result in reduced finance charges), and the lower non-real estate and retail sales finance yields which reflected the lapse of time since we applied push-down accounting to SLFC, partially offset by a higher proportion of non-real estate loans in our finance receivable portfolio, which have higher yields. As a result of the FCFI Transaction, we revalued our finance receivable portfolio based on its fair value on November 30, 2010, which had a greater impact on increasing our non-real estate loan and retail sales finance yields for the three and six months ended June 30, 2011 due to higher discount accretion.

In second quarter 2012, we recorded an out-of-period adjustment, which decreased finance charge revenues by $13.9 million ($11.5 million of which related to 2011). The adjustment related to the correction of capitalized interest on purchased credit impaired finance receivables serviced by a third party. After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year results.

Finance Receivables Held for Sale Originated as Held for Investment Interest Income

Finance receivables held for sale originated as held for investment interest income were as follows:

	Three Months		Three Months	Six Months	Six Months
	Ended		Ended	Ended	Ended
	June 30,		June 30,	June 30,	June 30,
(dollars in millions)	2012		2011	2012	2011

Finance receivables held for sale originated as held for investment interest income	$1.5		$—	$2.4	$—
Amount change	$1.5		$(9.5)	$2.4	$(20.4)
Percent change	N/A	*	(100)%	N/A	(100)%

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

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under U.S. GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Long-term debt	$275.7	$331.0	$556.2	$665.7
Amount change	$(55.3)	$64.6	$(109.5)	$142.3
Percent change	(17)%	24%	(16)%	27%

Average borrowings	$13,028.2	$14,623.2	$13,017.2	$14,690.5
Interest expense rate	8.44%	9.03%	8.52%	9.05%

Interest expense (decreased) increased due to the net of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Decrease in average borrowings	$(36.1)	$(42.4)	$(75.7)	$(99.8)
Change in interest expense rate	(19.2)	107.0	(33.8)	242.1
Total	$(55.3)	$64.6	$(109.5)	$142.3

Average borrowings and changes in average borrowings by type were as follows:

(dollars in millions)
Three Months Ended June 30,	2012		2011
	Amount	Change	Amount	Change

Long-term debt	$13,028.2	$(1,595.0)	$14,623.2	$(2,709.0)
Short-term debt	—	—	—	—
Total	$13,028.2	$(1,595.0)	$14,623.2	$(2,709.0)

Percent change		(11)%		(16)%

(dollars in millions)
Six Months Ended June 30,	2012		2011
	Amount	Change	Amount	Change

Long-term debt	$13,017.2	$(1,673.3)	$14,690.5	$(2,523.1)
Short-term debt	—	—	—	(940.1)
Total	$13,017.2	$(1,673.3)	$14,690.5	$(3,463.2)

Percent change		(11)%		(19)%

Average borrowings decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to liquidity management efforts.

Interest expense rate and changes in interest expense rate in basis points by type were as follows:

Three Months Ended June 30,	2012			2011
	Rate	Change		Rate	Change

Long-term debt	8.44%	(59	)bp	9.03%	290	bp
Short-term debt	—	—		—	—

Total	8.44%	(59)		9.03%	290

Six Months Ended June 30,	2012			2011
	Rate	Change		Rate	Change

Long-term debt	8.52%	(53	)bp	9.05%	329	bp
Short-term debt	—	—		—	N/M	*

Total	8.52%	(53)		9.05%	329

*           Not meaningful

Interest expense rate decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to the refinancing of SLFC’s $3.0 billion secured term loan into a $3.75 billion loan in May 2011 with a lower borrowing cost.

Our future interest expense rates will depend on our funding sources utilized, general interest rate levels and market credit spreads, which are influenced by our asset credit quality, SLFC’s and SLFI’s credit ratings, and the market perception of credit risk for the Company.

SLFC’s and SLFI’s credit ratings were further downgraded in 2011 and 2012 and are all non-investment grade, which has a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability to refinance our indebtedness.

The following table presents the credit ratings of SLFC as of August 10, 2012. On September 7, 2011, Fitch downgraded SLFC’s senior, long-term debt to “CCC” and removed it from “Negative Watch” status. On February 3, 2012, Standard & Poor’s lowered its rating on SLFC’s unsecured senior long-term debt from “B” to “CCC” and maintained its “Negative Outlook” status. On June 1, 2012 Moody’s downgraded its rating on SLFC’s unsecured senior long-term debt from “B3” to “Caa1” and lowered its status to “Negative Outlook.” These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. SLFC does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Senior Long-term Debt
	Rating	Status
Moody’s	Caa1	Negative Outlook
Standard & Poor’s	CCC	Negative Outlook
Fitch	CCC	—

Provision for Finance Receivable Losses

					At or for the		At or for the
	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
(dollars in millions)	2012		2011		2012		2011

Provision for finance receivable losses	$69.4		$89.3		$136.6		$146.0
Amount change	$(19.9)		$34.3		$(9.4)		$(93.6)
Percent change	(22)%		63%		(6)%		(39)%

Net charge-offs	$52.9		$71.8		$115.6		$110.0
Charge-off ratio	1.70%		2.10%		1.83%		1.59%
Charge-off coverage	0.43	x	0.15	x	0.40	x	0.20	x

60 day+ delinquency					$933.8		$1,043.7
Delinquency ratio					6.48%		6.56%

Allowance for finance receivable losses					$91.7		$43.1
Allowance ratio					0.75%		0.32%

Provision for finance receivable losses decreased for the three months ended June 30, 2012 when compared to the same period in 2011 primarily due to lower net charge-offs for the three months ended June 30, 2012.

Provision for finance receivable losses decreased for the six months ended June 30, 2012 when compared to the same period in 2011 primarily due to lower increases to the allowance for finance receivable losses for the six months ended June 30, 2012, partially offset by higher net charge-offs for the six months ended June 30, 2012.

Net charge-offs and changes in net charge-offs by portfolio segment were as follows:

(dollars in millions)
Three Months Ended June 30,	2012		2011
	Amount	Change	Amount	Change

Real estate loans	$33.2	$(15.2)	$48.4	$(41.7)
Non-real estate loans	16.9	(1.6)	18.5	(26.7)
Retail sales finance	2.8	(2.1)	4.9	(14.6)
Total	$52.9	$(18.9)	$71.8	$(83.0)

(dollars in millions)
Six Months Ended June 30,	2012		2011
	Amount	Change	Amount	Change

Real estate loans	$71.6	$(3.9)	$75.5	$(120.7)
Non-real estate loans	37.7	8.7	29.0	(71.3)
Retail sales finance	6.3	0.8	5.5	(37.4)
Total	$115.6	$5.6	$110.0	$(229.4)

Charge-off ratios and changes in charge-off ratios in basis points by portfolio segment were as follows:

Three Months Ended June 30,	2012			2011
	Ratio	Change		Ratio	Change

Real estate loans	1.38%	(43	)bp	1.81%	(79	)bp
Non-real estate loans	2.66	(27)		2.93	(323)
Retail sales finance	3.62	(102)		4.64	(467)

Total	1.70%	(40)		2.10%	(142)

Six Months Ended June 30,	2012			2011
	Ratio	Change		Ratio	Change

Real estate loans	1.47%	8	bp	1.39%	(142	)bp
Non-real estate loans	2.91	64		2.27	(439)
Retail sales finance	3.75	128		2.47	(670)

Total	1.83%	24		1.59%	(220)

Total charge-off ratio decreased for the three months ended June 30, 2012 when compared to the same period in 2011 primarily due to our collection and underwriting efforts, partially offset by the liquidating real estate loan portfolio and the lapse of time since we applied push-down accounting to SLFC. Total charge-off ratio increased for the six months ended June 30, 2012 when compared to the same period in 2011 primarily due to the liquidating real estate loan portfolio and the lapse of time since we applied push-down accounting to SLFC, partially offset by our collection and underwriting efforts. As a result of the FCFI Transaction, we revalued our finance receivable portfolio based on its fair value on November 30, 2010, which had a greater impact on reducing the charge-off ratio for the three and six months ended June 30, 2011.

Charge-off coverage, which compares the allowance for finance receivable losses to annualized net charge-offs, increased for the three months ended June 30, 2012 when compared to the same period in 2011 primarily due to higher allowance for finance receivable losses and lower net charge-offs. Charge-off coverage increased for the six months ended June 30, 2012 when compared to the same period in 2011 primarily due to higher allowance for finance receivable losses, partially offset by higher net charge-offs.

Delinquency and changes in delinquency by portfolio segment were as follows:

(dollars in millions)
June 30,	2012		2011
	Amount	Change	Amount	Change

Real estate loans	$850.2	$(87.4)	$937.6	$(60.7)
Non-real estate loans	75.0	(13.9)	88.9	(39.5)
Retail sales finance	8.6	(8.6)	17.2	(29.3)
Total	$933.8	$(109.9)	$1,043.7	$(129.5)

Delinquency ratios and changes in delinquency ratios in basis points by portfolio segment were as follows:

June 30,	2012			2011
	Ratio	Change		Ratio	Change

Real estate loans	7.61%	13	bp	7.48%	43	bp
Non-real estate loans	2.58	(49)		3.07	(103)
Retail sales finance	2.60	(101)		3.61	(218)

Total	6.48%	(8)		6.56%	8

The total delinquency ratio at June 30, 2012 decreased when compared to June 30, 2011 primarily due to decreases in non-real estate loan and retail sales finance delinquency ratios reflecting our tighter underwriting guidelines, partially offset by an increase in real estate loan delinquency ratio reflecting real estate loan liquidations.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at June 30, 2012 when compared to June 30, 2011 was primarily due to the increase in TDR net finance receivables and the increase in allowance for financial receivable losses for non-real estate loans. The allowance for finance receivable losses at June 30, 2012 included $47.9 million related to TDRs, compared to $12.4 million at June 30, 2011. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on our TDRs.

The increase in the allowance ratio at June 30, 2012 when compared to June 30, 2011 was primarily due to a decline in finance receivables and increases to the allowance for finance receivable losses through the provision for finance receivable losses.

Insurance Revenues

Insurance revenues were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Earned premiums	$31.7	$29.8	$61.1	$58.2
Commissions	0.1	—	0.2	0.1
Total	$31.8	$29.8	$61.3	$58.3

Amount change	$2.0	$(1.6)	$3.0	$(4.6)
Percent change	7%	(5)%	5%	(7)%

Earned premiums increased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to an increase in credit earned premiums and non-credit net written premiums. The increase in credit earned premiums was primarily due to an increase in involuntary unemployment, accident and health, and life insurance written premiums.

Investment Revenue

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Investment revenue	$6.6	$10.0	$15.6	$17.8
Amount change	$(3.4)	$(0.6)	$(2.2)	$(0.5)
Percent change	(34)%	(6)%	(12)%	(3)%

Investment revenue was affected by the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Average invested assets	$909.2	$984.1	$936.1	$988.3
Average invested asset yield	3.21%	4.08%	3.60%	4.00%
Net realized losses on investment securities	$(0.5)	$(0.3)	$(0.4)	$(2.5)

Gain on Early Extinguishment of Secured Term Loan

As a result of the refinancing of SLFC’s secured term loan on May 10, 2011, we recorded a $10.7 million gain on its early extinguishment for the three and six months ended June 30, 2011. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information.

Other Revenues

Other revenues were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Derivative adjustments*	$(37.7)	$27.9	$(21.2)	$49.9
Foreign exchange gains (losses) on foreign currency denominated debt	36.1	(16.9)	16.2	(55.9)
Net writedowns on real estate owned	(6.5)	(13.7)	(19.9)	(22.6)
Interest revenue — notes receivable from SLFI	4.3	4.3	8.7	8.6
Net loss on sales of real estate owned	(3.2)	(4.3)	(8.6)	(8.9)
Net loss on repurchases of debt	(1.6)	—	(1.1)	—
Other	3.3	4.0	3.8	7.3
Total	$(5.3)	$1.3	$(22.1)	$(21.6)

Amount change	$(6.6)	$(1.8)	$(0.5)	$(104.7)
Percent change	(495)%	(57)%	(3)%	(126)%

*                 See table below for the components of the derivative adjustments.

Derivative adjustments included in other revenues consisted of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Mark to market (losses) gains	$(40.5)	$20.8	$(27.3)	$40.3
Net interest income	3.9	6.9	9.6	13.5
Credit valuation adjustment losses*	(1.3)	(0.1)	(3.8)	(2.2)
Ineffectiveness (losses) gains	(0.5)	0.3	(0.4)	(1.7)
Other	0.7	—	0.7	—
Total	$(37.7)	$27.9	$(21.2)	$49.9

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

Operating Expenses

Operating expenses were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Salaries and benefits	$73.6	$92.9	$161.1	$186.2
Other operating expenses	77.8	105.9	144.3	180.4
Total	$151.4	$198.8	$305.4	$366.6

Amount change	$(47.4)	$15.1	$(61.2)	$2.5
Percent change	(24)%	8%	(17)%	1%

Operating expenses as a percentage of average net receivables	4.88%	5.85%	4.85%	5.32%

Salaries and benefits decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to having fewer employees in 2012.

Other operating expenses decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to lower professional services expenses and amortization of other intangible assets resulting from the write off of Ocean trade names and customer relationships intangible assets in fourth quarter 2011. The decrease in other operating expenses for the three and six months ended June 30, 2012 also reflected our fewer branch offices.

We expect to realize cost savings resulting from lower salaries and benefit expenses and other operating expenses during 2012 and beyond resulting from the branch office closings and workforce reductions during the first quarter of 2012.

Operating expenses as a percentage of average net receivables decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to lower operating expenses, partially offset by the decline in average net receivables.

Restructuring Expenses

We recorded restructuring expenses of $1.9 million for the three months ended June 30, 2012 and $23.5 million for the six months ended June 30, 2012. The branch office closings and workforce reductions were the result of our efforts to return to profitability. However, there can be no assurance that these efforts will be effective. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on the restructuring expenses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months		Three Months	Six Months	Six Months
	Ended		Ended	Ended	Ended
	June 30,		June 30,	June 30,	June 30,
(dollars in millions)	2012		2011	2012	2011

Claims incurred	$14.3		$15.1	$29.0	$30.2
Change in benefit reserves	0.3		(15.0)	(1.8)	(17.5)
Total	$14.6		$0.1	$27.2	$12.7

Amount change	$14.5		$(11.1)	$14.5	$(14.1)
Percent change	N/M	*	(99)%	113%	(53)%

*    Not meaningful

In second quarter 2011, we recorded an out-of-period adjustment related to prior periods, which decreased change in benefit reserves by $14.2 million for the three and six months ended June 30, 2011. This adjustment related to the correction of a benefit reserve error related to a closed block of annuities.

Benefit from Income Taxes

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Benefit from income taxes	$(23.3)	$(40.1)	$(47.3)	$(72.2)
Amount change	$16.8	$13.9	$24.9	$32.9
Percent change	42%	26%	34%	31%

Pretax loss	$(66.5)	$(99.4)	$(138.5)	$(186.7)
Effective income tax rate	34.99%	40.33%	34.17%	38.69%

Benefit from income taxes decreased for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to the decrease in the current year pretax loss and the increase in the valuation allowance on our state deferred tax assets in 2012.

At June 30, 2012, we had a valuation allowance on our state deferred tax assets of $17.7 million, net of a deferred federal tax benefit, and a valuation allowance of $5.6 million for our foreign United Kingdom operations. At June 30, 2012, we had a net deferred tax liability of $319.3 million.

The lower effective income tax rate for the three and six months ended June 30, 2012 when compared to the same periods in 2011 reflected the impact of recording a valuation allowance on our state deferred tax assets.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)                      Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our risk factors. There have been no material changes to our risk factors during the three months ended June 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 84 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	August 10, 2012	By	/s/ Donald R. Breivogel, Jr.
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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Shareholder’s Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*                 As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.