Form 10-Q
period 2012-09-30
SPRINGLEAF FINANCE CORP
filed 2012-11-09
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 9, 2012, there were 10,160,016 shares of the registrant’s common stock, $.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars in thousands)	2012	2011

Assets

Cash and cash equivalents	$1,520,016	$477,469
Investment securities	661,681	746,287
Net finance receivables:
Real estate loans (includes loans of consolidated VIEs of $3.2 billion in 2012 and $2.2 billion in 2011)	9,070,741	9,961,177
Non-real estate loans	2,607,948	2,685,039
Retail sales finance	244,377	369,903
Net finance receivables	11,923,066	13,016,119
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $2.9 million in 2012 and $2.1 million in 2011)	(133,068)	(72,000)
Net finance receivables, less allowance for finance receivable losses	11,789,998	12,944,119
Notes receivable from parent	537,989	537,989
Restricted cash (includes restricted cash of consolidated VIEs of $22.4 million in 2012 and $30.0 million in 2011)	89,277	61,952
Other assets	457,644	614,598

Total assets	$15,056,605	$15,382,414

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $2.3 billion in 2012 and $1.2 billion in 2011)	$12,695,941	$12,885,392
Insurance claims and policyholder liabilities	330,036	327,857
Deferred and accrued taxes	318,599	422,110
Other liabilities	399,833	338,256
Total liabilities	13,744,409	13,973,615

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	256,018	236,076
Accumulated other comprehensive loss	(905)	(25,538)
Retained earnings	1,052,003	1,193,181
Total shareholder’s equity	1,312,196	1,408,799

Total liabilities and shareholder’s equity	$15,056,605	$15,382,414

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Interest income:
Finance charges	$416,855	$461,877	$1,269,966	$1,401,173
Finance receivables held for sale originated as held for investment	346	—	2,740	—
Total interest income	417,201	461,877	1,272,706	1,401,173

Interest expense	267,085	302,048	823,334	967,788

Net interest income	150,116	159,829	449,372	433,385

Provision for finance receivable losses	90,836	81,379	227,430	227,410

Net interest income after provision for finance receivable losses	59,280	78,450	221,942	205,975

Other revenues:
Insurance	31,719	29,923	93,042	88,218
Investment	5,747	8,645	21,378	26,402
Other	(8,817)	8,865	(30,954)	(2,057)
Total other revenues	28,649	47,433	83,466	112,563

Other expenses:
Operating expenses:
Salaries and benefits	77,072	92,614	238,213	278,802
Other operating expenses	72,824	75,197	217,058	255,631
Restructuring expenses	—	—	23,503	—
Insurance losses and loss adjustment expenses	15,152	15,113	42,302	27,845
Total other expenses	165,048	182,924	521,076	562,278

Loss before benefit from income taxes	(77,119)	(57,041)	(215,668)	(243,740)

Benefit from income taxes	(27,146)	(7,340)	(74,490)	(79,566)

Net loss	$(49,973)	$(49,701)	$(141,178)	$(164,174)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Net loss	$(49,973)	$(49,701)	$(141,178)	$(164,174)

Other comprehensive income:
Net unrealized gains (losses) on:
Investment securities on which other-than- temporary impairments were taken	84	(669)	316	(511)
All other investment securities	3,777	(538)	14,942	12,810
Cash flow hedges	—	(42,088)	(16,987)	50,641
Retirement plan liabilities adjustment	—	—	20,937	—
Foreign currency translation adjustments	3,067	(3,761)	4,280	52

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than- temporary impairments were taken	(29)	234	(110)	179
All other investment securities	(1,322)	189	(5,230)	(4,483)
Cash flow hedges	—	14,731	5,945	(17,725)
Retirement plan liabilities adjustment	—	—	(7,544)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	5,577	(31,902)	16,549	40,963

Reclassification adjustments included in net loss:
Net realized losses on investment securities	601	379	959	2,894
Cash flow hedges	(1,192)	56,298	11,478	(49,919)

Income tax effect:
Net realized losses on investment securities	(211)	(133)	(336)	(1,013)
Cash flow hedges	418	(19,704)	(4,017)	17,472
Reclassification adjustments included in net loss, net of tax	(384)	36,840	8,084	(30,566)
Other comprehensive income, net of tax	5,193	4,938	24,633	10,397

Comprehensive loss	$(44,780)	$(44,763)	$(116,545)	$(153,777)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2012	$5,080	$236,076	$(25,538)	$1,193,181	$1,408,799
Capital contributions from parent and other	—	19,942	—	—	19,942
Change in net unrealized gains (losses):
Investment securities	—	—	10,541	—	10,541
Cash flow hedges	—	—	(3,581)	—	(3,581)
Retirement plan liabilities adjustments	—	—	13,393	—	13,393
Foreign currency translation adjustments	—	—	4,280	—	4,280
Net loss	—	—	—	(141,178)	(141,178)
Balance, September 30, 2012	$5,080	$256,018	$(905)	$1,052,003	$1,312,196

Balance, January 1, 2011	$5,080	$225,576	$(2,434)	$1,462,904	$1,691,126
Capital contributions from parent and other	—	10,496	—	—	10,496
Change in net unrealized gains:
Investment securities	—	—	9,876	—	9,876
Cash flow hedges	—	—	469	—	469
Foreign currency translation adjustments	—	—	52	—	52
Net loss	—	—	—	(164,174)	(164,174)
Dividends	—	—	—	(45,000)	(45,000)
Balance, September 30, 2011	$5,080	$236,072	$7,963	$1,253,730	$1,502,845

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
Nine Months Ended September 30,	2012	2011

Cash Flows from Operating Activities
Net loss	$(141,178)	$(164,174)
Reconciling adjustments:
Provision for finance receivable losses	227,430	227,410
Depreciation and amortization	157,318	183,940
Deferral of finance receivable origination costs	(32,729)	(32,174)
Deferred income tax benefit	(132,431)	(88,327)
Writedowns and net loss on sales of real estate owned	36,519	52,211
Writedowns on assets resulting from restructuring	5,046	—
Impairments of Ocean Finance and Mortgages Limited assets	8,342	—
Mark to market provision on finance receivables held for sale originated as held for investment	1,372	—
Net gain on sales of finance receivables held for sale originated as held for investment	(5,908)	—
Net loss on repurchases of debt	11,750	—
Gain on early extinguishment of secured term loan	—	(10,664)
Net realized losses on investment securities	959	2,894
Change in other assets and other liabilities	122,500	81,447
Change in insurance claims and policyholder liabilities	2,179	(17,499)
Change in taxes receivable and payable	54,144	(57,406)
Change in accrued finance charges	(1,157)	8,247
Change in restricted cash	(2,014)	9,654
Other, net	(645)	(925)
Net cash provided by operating activities	311,497	194,634

Cash Flows from Investing Activities
Finance receivables originated or purchased	(1,234,866)	(1,338,954)
Principal collections on finance receivables	1,986,163	2,089,559
Purchase of finance receivables from affiliates	(14,875)	—
Sales and principal collections on finance receivables held for sale originated as held for investment	181,561	—
Investment securities purchased	(7,757)	(60,920)
Investment securities called, sold, and matured	101,285	78,972
Change in restricted cash	(25,301)	243,978
Proceeds from sale of real estate owned	147,154	158,710
Other, net	(6,473)	(14,591)
Net cash provided by investing activities	1,126,891	1,156,754

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,488,321	2,362,113
Debt commissions on issuance of long-term debt	(6,521)	(20,683)
Repayment of long-term debt	(1,901,529)	(3,870,122)
Capital contributions from parent	21,000	10,500
Dividends	—	(45,000)
Net cash used for financing activities	(398,729)	(1,563,192)

Effect of exchange rate changes	2,888	920

Increase (decrease) in cash and cash equivalents	1,042,547	(210,884)
Cash and cash equivalents at beginning of period	477,469	1,381,534
Cash and cash equivalents at end of period	$1,520,016	$1,170,650

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

1.  Business and Summary of Significant Accounting Policies

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

On August 29, 2012, Ocean Money Limited (Ocean Money), and Ocean Money (II) Limited (Ocean Money (II)), wholly owned subsidiaries of Ocean Finance and Mortgages Limited (Ocean) and our indirect subsidiaries, sold their entire finance receivable portfolios totaling $103.1 million, which resulted in a gain of $6.3 million. On August 31, 2012, Ocean, Ocean Money, and Ocean Money (II) sold their brokerage business consisting of various intangible assets including supplier lists, records, sales, marketing and promotional material, the business pipeline, the client database and records, and the Ocean brand name, which resulted in a gain of $0.6 million. As result of the sales of these assets, as well as our decision to cease loan originations in the United Kingdom, we recorded a loss of $4.6 million in the third quarter of 2012, which represented the full impairment of our United Kingdom customer lists intangible assets and wrote off $1.4 million of related fixed assets.

Basis of Presentation

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

In the second quarter of 2012, we recorded an out-of-period adjustment, which decreased finance charge revenues by $13.9 million ($11.5 million of which related to 2011). The adjustment related to the correction of capitalized interest on purchased credit impaired finance receivables serviced by a third party. After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year results.

New Accounting Pronouncements

New Accounting Pronouncements Adopted

Insurance Contracts. In October 2010, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU), ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is permitted. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Repurchase Agreements. In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, which is an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, and a sale is recorded when effective control over the transferred financial assets has not been maintained. The amendment removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee. The collateral maintenance implementation guidance related to this criterion also is removed. The collateral maintenance implementation guidance was a requirement of the transferor to demonstrate that it possessed adequate collateral to fund substantially all the cost of purchasing the replacement financial assets. The amendment is effective for us beginning January 1, 2012. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Fair Value Measurement. In May 2011, the FASB and the International Accounting Standards Board jointly issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, resulting in a common fair value meaning between U.S. GAAP and IFRS and consistency of disclosures relating to fair value. The new standard is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires companies to report total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard became effective for interim and annual periods beginning on January 1, 2012.  The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of the presentation requirements of the accumulated other comprehensive income reclassification adjustments in ASU 2011-05. The amendments in this new standard are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income or loss on the components of net income and other comprehensive income for all periods presented. The new standard is effective for interim and annual periods beginning on January 1,

2012. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Accounting Pronouncements to be Adopted

Offsetting Assets and Liabilities. In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this new standard are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The adoption of this new standard is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows.

Indefinite-Lived Intangible Assets Impairment Test. In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for an indefinite-lived intangible asset. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this new standard are effective for annual and interim impairment tests performed for interim and annual periods beginning on January 1, 2013. Early adoption is permitted. The adoption of this new standard is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows.

2.  Risks and Uncertainties Related to Liquidity and Capital Resources

We currently have a significant amount of indebtedness. Our liquidity position has been, and is likely to continue to be, negatively affected by historically unfavorable conditions in the consumer finance industry, the residential real estate market and the capital markets. In addition, SLFC’s credit ratings are all non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, could negatively affect our ability to manage our liquidity, our ability to refinance our indebtedness, and we may be materially adversely affected if we are unable to repay or refinance our debt as it comes due.

There are numerous risks to our financial results, liquidity, and capital raising and debt refinancing or restructuring plans which are not quantified in our current liquidity forecasts. The liquidity analysis also includes assumptions with various risks. These risks include, but are not limited, to the following:

•                  the liquidation and related losses within our real estate portfolio;

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

At September 30, 2012, we had $1.5 billion of cash and cash equivalents and during the nine months ended September 30, 2012 we generated a net loss of $141.2 million and cash flows from operating and investing activities of $1.4 billion. At September 30, 2012, our remaining principal and interest payments for 2012 on our existing debt (excluding securitizations) totaled $1.1 billion ($838.4 million of which was paid during October 2012). Additionally, we have $1.4 billion of debt maturities and interest payments (excluding securitizations) due in the first nine months of 2013.

During the nine months ended September 30, 2012, SLFC repurchased $527.1 million of its debt ($496.1 million scheduled to mature in 2012 and $31.0 million scheduled to mature in 2013) and €248.5 million of its debt scheduled to mature in 2013. SLFC also made additional debt repurchases after September 30, 2012. In April 2012, our insurance subsidiaries received the necessary regulatory approvals to pay cash dividends of $150.0 million during 2012, and subsequently paid cash dividends totaling $150.0 million to SLFC in the second quarter of 2012. In April 2012, SLFC effected a private securitization transaction in which $371.0 million of mortgage-backed notes were sold for $367.8 million, after the price discount but before expenses. In August 2012, SLFC effected a private securitization transaction in which $750.8 million of mortgage-backed notes were sold for $749.7 million, after the price discount but before expenses. In October 2012, SLFC effected an additional private securitization. See Note 20 for further information on this securitization transaction. As of September 30, 2012, the Company had unpaid principal balances of $1.8 billion of unencumbered real estate loans and $2.2 billion of unencumbered non-real estate loans. In addition, SLFC will request payment of some or all of its note receivable from SLFI ($538.0 million outstanding at September 30, 2012), if needed, to meet its liquidity needs.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due during the next twelve months. We are also incorporating into our business plans the need to generate liquidity to meet our debt payments in 2014.

It is possible that the actual outcome of one or more of our plans could be materially different than we expect or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect.

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

•                  On March 23, 2012, we informed affected employees of our plan to reduce the workforce of Ocean by approximately 60 employees due to the reduction in its finance broker business activity and the cessation of real estate lending in the United Kingdom.

•                  In the second quarter of 2012, we closed an additional 18 branch offices as a result of ceasing operations in 14 states during the first quarter of 2012.

As a result of these events, our workforce was reduced by approximately 690 employees in the first quarter of 2012, 130 employees in the second quarter of 2012, and we incurred a pretax charge of $23.5 million for the nine months ended September 30, 2012.

Restructuring expenses and related asset impairment and other expenses by business segment were as follows:

(dollars in thousands)	Branch Segment	Centralized Real Estate Segment	Insurance Segment	All Other	Consolidated Total

At or for the Nine Months Ended September 30, 2012

Restructuring expenses	$20,091	$—	$82	$3,330	$23,503

Cumulative amounts incurred since inception	$20,091	$—	$82	$3,330	$23,503

Total amount expected to be incurred*	$20,091	$—	$82	$3,330	$23,503

*                 Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at September 30, 2012.

Changes in the restructuring liability were as follows:

(dollars in thousands)	Severance Expenses	Contract Termination Expenses	Asset Writedowns	Other Exit Expenses (a)	Total Restructuring Expenses

Three Months Ended September 30, 2012

Balance at beginning of period	$2,168	$1,609	$—	$397	$4,174
Amounts paid	(1,583)	(885)	—	(136)	(2,604)
Balance at end of period	$585	$724	$—	$261	$1,570

At or for the Nine Months Ended September 30, 2012

Balance at beginning of period	$—	$—	$—	$—	$—
Amounts charged to expense	11,600	5,840	5,246	817	23,503
Amounts paid	(11,015)	(5,116)	—	(756)	(16,887)
Non-cash expenses	—	—	(5,246)	200	(5,046)
Balance at end of period	$585	$724	$—	$261	$1,570

Cumulative amounts incurred since inception	$11,600	$5,840	$5,246	$817	$23,503

Total amount expected to be incurred (b)	$11,600	$5,840	$5,246	$817	$23,503

(a)         Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the FCFI Transaction.

(b)        Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at September 30, 2012.

4.  Finance Receivables

We have three portfolio segments as defined below:

•                  Real estate loans are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. (As of January 1, 2012, we ceased originating real estate loans.)

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

Components of net finance receivables by portfolio segment were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total

September 30, 2012

Gross receivables	$9,024,281	$2,916,899	$274,305	$12,215,485
Unearned finance charges and points and fees	(6,893)	(372,407)	(32,322)	(411,622)
Accrued finance charges	52,966	34,354	2,396	89,716
Deferred origination costs	372	29,103	—	29,475
Premiums, net of discounts	15	(1)	(2)	12
Total	$9,070,741	$2,607,948	$244,377	$11,923,066

December 31, 2011

Gross receivables	$9,914,403	$2,968,963	$412,452	$13,295,818
Unearned finance charges and points and fees	(12,641)	(346,437)	(46,142)	(405,220)
Accrued finance charges	58,455	35,388	3,599	97,442
Deferred origination costs	953	27,125	—	28,078
Premiums, net of discounts	7	—	(6)	1
Total	$9,961,177	$2,685,039	$369,903	$13,016,119

Included in the table above are real estate finance receivables associated with the securitizations that remain on our balance sheet totaling $3.2 billion at September 30, 2012 and $2.2 billion at December 31, 2011. The carrying amount of consolidated long-term debt associated with securitizations totaled $2.3 billion at September 30, 2012 and $1.2 billion at December 31, 2011. Also included in the table above are finance receivables totaling $5.1 billion at September 30, 2012 and $4.8 billion at December 31, 2011, which have been pledged as collateral for SLFC’s secured term loan.

Unused credit lines extended to customers by the Company totaled $109.8 million at September 30, 2012 and $188.1 million at December 31, 2011. All unused credit lines, in part or in total, can be cancelled at the discretion of the Company.

Credit Quality Indicators

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

In our branch business segment, we advance the due date on a customer’s account when the customer makes a partial payment of 90% or more of the scheduled contractual payment. We do not further advance the due date on a customer’s account if the customer makes an additional partial payment of 90% or more of the scheduled contractual payment and has not yet paid the deficiency amount from a prior partial payment. We do not advance the customer’s due date on our centralized real estate business segment accounts until we receive full contractual payment.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at six months past due. We had $1.1 million of branch retail finance receivables more than 90 days past due at September 30, 2012, compared to $3.8 million at December 31, 2011. Our other portfolio segments by class (branch real estate, centralized real estate, and branch non-real estate) do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

Our delinquency by portfolio segment and by class was as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

September 30, 2012

Net finance receivables:
30-59 days past due	$116,990	$77,351	$40,295	$5,356	$—	$239,992
60-89 days past due	56,055	43,448	21,561	2,357	—	123,421
90-119 days past due	40,133	27,046	16,362	1,759	—	85,300
120-149 days past due	35,155	21,672	12,388	1,177	—	70,392
150-179 days past due	23,425	19,887	8,555	643	—	52,510
180 days or more past due	169,182	224,051	14,029	759	—	408,021
Total past due	440,940	413,455	113,190	12,051	—	979,636
Current	4,916,018	3,300,328	2,494,758	232,326	—	10,943,430
Total	$5,356,958	$3,713,783	$2,607,948	$244,377	$—	$11,923,066

December 31, 2011

Net finance receivables:
30-59 days past due	$96,367	$79,258	$33,110	$7,157	$1,629	$217,521
60-89 days past due	58,255	58,380	20,770	4,169	1,105	142,679
90-119 days past due	46,231	41,879	16,317	3,543	1,088	109,058
120-149 days past due	36,790	36,720	12,965	2,750	810	90,035
150-179 days past due	30,635	29,226	9,225	1,716	626	71,428
180 days or more past due	156,767	238,498	11,426	883	1,947	409,521
Total past due	425,045	483,961	103,813	20,218	7,205	1,040,242
Current	5,318,734	3,616,138	2,578,198	349,584	113,223	11,975,877
Total	$5,743,779	$4,100,099	$2,682,011	$369,802	$120,428	$13,016,119

*                 Other amounts at December 31, 2011 primarily include net finance receivables of our foreign subsidiary, Ocean, which were sold in the third quarter of 2012.

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our net finance receivables by performing and nonperforming by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other *	Total

September 30, 2012

Performing	$5,089,063	$3,421,127	$2,556,614	$240,039	$—	$11,306,843
Nonperforming	267,895	292,656	51,334	4,338	—	616,223
Total	$5,356,958	$3,713,783	$2,607,948	$244,377	$—	$11,923,066

December 31, 2011

Performing	$5,473,356	$3,753,776	$2,632,079	$360,910	$115,957	$12,336,078
Nonperforming	270,423	346,323	49,932	8,892	4,471	680,041
Total	$5,743,779	$4,100,099	$2,682,011	$369,802	$120,428	$13,016,119

*                 Other amounts at December 31, 2011 primarily include net finance receivables of our foreign subsidiary, Ocean, which were sold in the third quarter of 2012.

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

	September 30,	December 31,
(dollars in thousands)	2012	2011

Carrying amount, net of allowance	$1,404,599	$1,529,335

Outstanding balance	$2,004,846	$2,183,901

Allowance for purchased credit impaired finance receivable losses	$8,598	$—

We recorded an allowance for purchased credit impaired finance receivable losses of $8.6 million in the third quarter of 2012 since the net carrying value of these purchased credit impaired finance receivables was higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$389,461	$552,461	$463,960	$640,619
Accretion	(34,768)	(40,034)	(96,697)	(117,395)
Reclassifications from nonaccretable difference*	313,864	—	313,864	15,490
Disposals	(6,973)	(9,417)	(19,543)	(35,704)
Balance at end of period	$661,584	$503,010	$661,584	$503,010

*                 Reclassifications from nonaccretable difference for the three and nine months ended September 30, 2012 represents the increase in accretion related to an increase in the pool yield.

If the timing and/or amounts of expected cash flows on purchased credit impaired finance receivables were determined to be not reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows for our pools are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables. Our purchased credit impaired finance receivables as determined as of November 30, 2010 remain in our purchased credit impaired pools until liquidation. No finance receivables have been added to these pools subsequent to November 30, 2010. We do not reclassify modified purchased credit impaired finance receivables as Troubled Debt Restructuring (TDR) finance receivables.

TDR Finance Receivables

Information regarding TDR finance receivables by portfolio segment and by class was as follows:

	Branch	Centralized
(dollars in thousands)	Real Estate	Real Estate	Total

September 30, 2012

TDR gross finance receivables	$368,329	$270,039	$638,368
TDR net finance receivables	$369,813	$270,764	$640,577
Allowance for TDR finance receivable losses	$56,750	$12,060	$68,810

December 31, 2011

TDR gross finance receivables	$126,282	$171,173	$297,455
TDR net finance receivables	$126,950	$171,559	$298,509
Allowance for TDR finance receivable losses	$18,630	$10,730	$29,360

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and are accounted for prospectively as purchased credit impaired finance receivables. We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables by portfolio segment and by class were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Branch

TDR average net receivables	$325,958	$99,175	$223,627	$74,042
TDR finance charges recognized	$6,034	$1,439	$11,511	$2,612

Centralized Real Estate

TDR average net receivables	$264,066	$105,531	$227,621	$64,210
TDR finance charges recognized	$2,538	$854	$6,959	$1,805

Total

TDR average net receivables	$590,024	$204,706	$451,248	$138,252
TDR finance charges recognized	$8,572	$2,293	$18,470	$4,417

Information regarding the financial effects of the TDR finance receivables by portfolio segment and by class was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Branch

Number of TDR accounts	1,492	213	2,927	1,003
Pre-modification TDR net finance receivables	$129,273	$18,495	$254,093	$84,784
Post-modification TDR net finance receivables	$127,610	$18,693	$256,315	$87,865

Centralized Real Estate

Number of TDR accounts	142	284	683	653
Pre-modification TDR net finance receivables	$25,219	$48,268	$113,765	$111,894
Post-modification TDR net finance receivables	$24,463	$48,487	$113,716	$112,291

Total

Number of TDR accounts	1,634	497	3,610	1,656
Pre-modification TDR net finance receivables	$154,492	$66,763	$367,858	$196,678
Post-modification TDR net finance receivables	$152,073	$67,180	$370,031	$200,156

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period by portfolio segment and by class were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Branch

Number of TDR accounts	90	49	249	76
TDR net finance receivables*	$6,851	$3,888	$20,954	$5,809

Centralized Real Estate

Number of TDR accounts	36	16	159	32
TDR net finance receivables*	$5,565	$2,176	$26,464	$4,395

Total

Number of TDR accounts	126	65	408	108
TDR net finance receivables*	$12,416	$6,064	$47,418	$10,204

*                 Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses and net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch		Consolidated
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	All Other	Total

Three Months Ended September 30, 2012

Balance at beginning of period	$35,881	$13,170	$41,431	$1,191	$—	$91,673
Provision for finance receivable losses	36,961	22,347	29,010	2,518	—	90,836
Charge-offs	(12,072)	(19,360)	(26,797)	(4,049)	—	(62,278)
Recoveries	2,451	94	7,865	2,427	—	12,837
Balance at end of period	$63,221	$16,251	$51,509	$2,087	$—	$133,068

Three Months Ended September 30, 2011

Balance at beginning of period	$13,509	$4,990	$24,196	$435	$—	$43,130
Provision for finance receivable losses	30,593	21,149	25,116	4,521	—	81,379
Charge-offs	(28,891)	(18,687)	(26,106)	(6,939)	—	(80,623)
Recoveries	2,084	68	8,237	2,675	—	13,064
Balance at end of period	$17,295	$7,520	$31,443	$692	$—	$56,950

Nine Months Ended September 30, 2012

Balance at beginning of period	$20,741	$10,730	$39,522	$1,007	$—	$72,000
Provision for finance receivable losses	88,796	59,713	69,731	9,190	—	227,430
Charge-offs	(52,833)	(54,663)	(82,035)	(15,974)	—	(205,505)
Recoveries	6,517	471	25,398	8,058	—	40,444
Transfers to finance receivables held for sale (a)	—	—	(1,107)	(194)	—	(1,301)
Balance at end of period	$63,221	$16,251	$51,509	$2,087	$—	$133,068

Net finance receivables	$5,356,958	$3,713,783	$2,607,948	$244,377	$—	$11,923,066

Nine Months Ended September 30, 2011

Balance at beginning of period	$2,465	$488	$4,111	$56	$—	$7,120
Provision for finance receivable losses	66,026	76,824	74,158	10,402	—	227,410
Charge-offs	(62,374)	(69,997)	(73,783)	(19,186)	—	(225,340)
Recoveries (b)	11,178	205	26,957	9,420	—	47,760
Balance at end of period	$17,295	$7,520	$31,443	$692	$—	$56,950

Net finance receivables	$5,889,032	$4,248,609	$2,611,323	$381,769	$117,344	$13,248,077

(a)         During the nine months ended September 30, 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $77.8 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(b)         Includes $5.0 million of recoveries ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

Included in the tables above are allowance for finance receivable losses associated with securitizations totaling $2.9 million at September 30, 2012 and $2.1 million at December 31, 2011 that remain on our balance sheet.

After the FCFI Transaction, the recorded investment or carrying amount of finance receivables includes the impact of push-down adjustments. For the three and nine months ended September 30, 2012, the carrying amount charged off for non-credit impaired loans was $34.1 million and $128.9 million, respectively. For the three and nine months ended September 30, 2011, the carrying amount charged off for non-credit impaired loans was $57.4 million and $132.8 million, respectively.

For the three and nine months ended September 30, 2012, the carrying amount charged off for purchased credit impaired loans was $9.4 million and $28.7 million, respectively. For the three and nine months ended September 30, 2011, the carrying amount charged off for purchased credit impaired loans was $19.6 million and $88.0 million, respectively. These amounts represent additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by portfolio segment and by impairment method were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total

September 30, 2012

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$2,064	$51,509	$2,087	$55,660
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	8,598	—	—	8,598
Individually evaluated for impairment (TDR finance receivables)	68,810	—	—	68,810
Total	$79,472	$51,509	$2,087	$133,068

Finance receivables:
Collectively evaluated for impairment	$7,016,967	$2,607,948	$244,377	$9,869,292
Purchased credit impaired finance receivables	1,413,197	—	—	1,413,197
TDR finance receivables	640,577	—	—	640,577
Total	$9,070,741	$2,607,948	$244,377	$11,923,066

December 31, 2011

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$2,111	$39,522	$1,007	$42,640
Purchased credit impaired finance receivables	—	—	—	—
TDR finance receivables	29,360	—	—	29,360
Total	$31,471	$39,522	$1,007	$72,000

Finance receivables:
Collectively evaluated for impairment	$8,133,333	$2,685,039	$369,903	$11,188,275
Purchased credit impaired finance receivables	1,529,335	—	—	1,529,335
TDR finance receivables	298,509	—	—	298,509
Total	$9,961,177	$2,685,039	$369,903	$13,016,119

In the third quarter of 2012, we recognized $8.6 million of additional charges to the provision for finance receivable losses related to decreases in the expected cash flows for the remaining accounts in the credit impaired pools under Accounting Standards Codification 310-30.

Finance Receivables Collectively Evaluated for Impairment

Our three portfolio segments consist of a large number of relatively small, homogeneous accounts. We evaluate our three portfolio segments for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. We estimate our allowance for finance receivable losses for non-credit impaired accounts using the authoritative guidance for contingencies. Effective September 30, 2012, we base our allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our three portfolio segments. Prior to September 30, 2012, we based our allowance for real estate loan and retail sales finance receivable portfolio segment losses primarily on historical loss experience using a migration analysis (but utilized the roll rate-based model for our non-real estate finance receivable portfolio). We adopted the roll rate-based model for our real estate loan and retail sales finance receivable portfolio segments because we believe it captures portfolio trends at a more detailed level. We adjust the amounts determined by this quantitative model for management’s estimate of the effects of model imprecision, any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies. The results of switching from the migration analysis to the roll rate-based model for our real estate loan and retail sales finance receivable portfolio segments in the third quarter of 2012 were not material.

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

TDR Finance Receivables

We also establish reserves for TDR finance receivables, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDR finance receivables is calculated in homogeneous aggregated pools of individually evaluated impaired finance receivables that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDR finance receivables by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDR finance receivables. The primary assumptions for our model are prepayment speeds, default rates, and severity rates.

6.  Finance Receivables Held for Sale

During the first and third quarters of 2012, we transferred $77.8 million and $103.1 million, respectively, of finance receivables from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We marked these loans to the lower of cost or fair value at the time of transfer and subsequently recorded additional gains in other revenues at the time of sale resulting in net gains for the three and nine months ended September 30, 2012 of $6.5 million and $4.5 million, respectively. During the three and nine months ended September 30, 2012, we sold finance receivables held for sale totaling $123.0 million and $171.0 million, respectively.

When we sell finance receivables, we establish a reserve for sales recourse in other liabilities, which represents our estimate of losses to be: (a) incurred by us on the repurchase of certain finance receivables that we previously sold; and (b) incurred by us for the indemnification of losses incurred by purchasers. We repurchased five loans for $1.0 million during the three months ended September 30, 2012, compared to no loans repurchased during the same period in 2011. We repurchased six loans for $1.1 million during the nine months ended September 30, 2012, compared to nine loans repurchased for $1.8 million during the same period in 2011. In each period, we repurchased the loans because such loans were reaching the defined delinquency limits under the loan sale agreements. At September 30, 2012, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$1,765	$2,383	$1,648	$3,511
Provision for/(reduction in) recourse obligations	—	(344)	117	(1,125)
Recourse losses	(25)	(1)	(25)	(348)
Balance at end of period	$1,740	$2,038	$1,740	$2,038

7.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2012

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$34,000	$2,705	$—	$36,705
Obligations of states, municipalities, and political subdivisions	163,066	5,697	(242)	168,521
Corporate debt	290,144	9,764	(1,650)	298,258
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (RMBS)	110,852	8,445	(21)	119,276
Commercial mortgage-backed securities (CMBS)	11,343	1,142	(125)	12,360
Collateralized debt obligations (CDO)/Asset-backed securities (ABS)	16,099	1,314	(6)	17,407
Total	625,504	29,067	(2,044)	652,527
Preferred stocks	4,959	41	—	5,000
Other long-term investments*	5,375	—	(2,864)	2,511
Common stocks	974	59	(21)	1,012
Total	$636,812	$29,167	$(4,929)	$661,050

December 31, 2011

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$52,912	$2,005	$—	$54,917
Obligations of states, municipalities, and political subdivisions	192,287	4,584	(484)	196,387
Corporate debt	325,116	3,803	(5,609)	323,310
Mortgage-backed, asset-backed, and collateralized:
RMBS	120,605	4,632	(23)	125,214
CMBS	16,239	1,634	(597)	17,276
CDO/ABS	18,303	267	(536)	18,034
Total	725,462	16,925	(7,249)	735,138
Preferred stocks	4,959	—	(163)	4,796
Other long-term investments*	5,599	167	(1,639)	4,127
Common stocks	841	—	(22)	819
Total	$736,861	$17,092	$(9,073)	$744,880

*                 Excludes interest in a limited partnership that we account for using the equity method ($0.6 million at September 30, 2012 and $1.4 million at December 31, 2011).

As of September 30, 2012 and December 31, 2011, we had no investment securities with other-than-temporary impairments recognized in accumulated other comprehensive loss.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2 012

Bonds:
Obligations of states, municipalities, and political subdivisions	$—	$—	$9,763	$(242)	$9,763	$(242)
Corporate debt	23,168	(678)	48,791	(972)	71,959	(1,650)
RMBS	98	(20)	49	(1)	147	(21)
CMBS	—	—	4,954	(125)	4,954	(125)
CDO/ABS	—	—	1,375	(6)	1,375	(6)
Total	23,266	(698)	64,932	(1,346)	88,198	(2,044)
Other long-term investments	2,485	(2,862)	27	(2)	2,512	(2,864)
Common stocks	—	—	93	(21)	93	(21)
Total	$25,751	$(3,560)	$65,052	$(1,369)	$90,803	$(4,929)

December 31, 2011

Bonds:
Obligations of states, municipalities, and political subdivisions	$6,600	$(20)	$19,633	$(464)	$26,233	$(484)
Corporate debt	88,026	(2,600)	65,261	(3,009)	153,287	(5,609)
RMBS	1,898	(17)	90	(6)	1,988	(23)
CMBS	4,251	(546)	1,006	(51)	5,257	(597)
CDO/ABS	13,414	(536)	—	—	13,414	(536)
Total	114,189	(3,719)	85,990	(3,530)	200,179	(7,249)
Preferred stocks	4,797	(163)	—	—	4,797	(163)
Other long-term investments	2,617	(1,639)	—	—	2,617	(1,639)
Common stocks	99	(22)	—	—	99	(22)
Total	$121,702	$(5,543)	$85,990	$(3,530)	$207,692	$(9,073)

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

During the nine months ended September 30, 2012, we recognized other-than-temporary impairment credit loss write-downs to investment revenues on corporate debt and RMBS totaling $0.9 million.

As of September 30, 2012 and December 31, 2011, we had no investment securities which had been in an unrealized loss position of more than 25% of its book value for more than 12 months. As part of our credit evaluation procedures applied to investment securities, we consider the nature of both the specific securities and the general market conditions for those securities. Based on management’s analysis, we continue to believe that the expected cash flows from these investment securities will be sufficient to recover the amortized cost of our investment. We continue to monitor these positions for potential credit impairments.

Components of the other-than-temporary impairment charges on investment securities were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Total other-than-temporary impairment losses	$(254)	$(213)	$(906)	$(2,440)
Portion of loss recognized in accumulated other comprehensive loss	—	—	—	—
Net impairment losses recognized in net loss	$(254)	$(213)	$(906)	$(2,440)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$4,377	$2,188	$3,725	$—
Additions:
Due to other-than-temporary impairments:
Impairment not previously recognized	—	205	—	2,398
Impairment previously recognized	254	8	906	42
Reductions:
Realized due to sales with no prior intention to sell	(2,962)	—	(2,962)	—
Realized due to intention to sell	—	—	—	—
Accretion of credit impaired securities	—	(25)	—	(64)
Balance at end of period	$1,669	$2,376	$1,669	$2,376

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Fair value	$33,880	$3,237	$65,401	$39,141

Realized gains	$564	$21	$1,054	$190
Realized losses	(910)	(187)	(1,245)	(644)
Net realized losses	$(346)	$(166)	$(191)	$(454)

Contractual maturities of fixed-maturity investment securities at September 30, 2012 were as follows:

(dollars in thousands)	Fair	Amortized
September 30, 2012	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$48,208	$48,340
Due after 1 year through 5 years	166,731	161,207
Due after 5 years through 10 years	188,017	181,552
Due after 10 years	100,528	96,111
Mortgage-backed securities	149,043	138,294
Total	$652,527	$625,504

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

8.  Transactions with Affiliates of Fortress or AIG

Secured Term Loan

Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, is party to a $3.75 billion, six-year secured term loan pursuant to a credit agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. Affiliates of Fortress and affiliates of AIG owned or managed lending positions in the syndicate of lenders totaling approximately $85.0 million at September 30, 2012 and $105.5 million at December 31, 2011.

Subservicing and Refinance Agreements

Nationstar Mortgage LLC (Nationstar) subservices the centralized real estate loans of MorEquity, Inc. (MorEquity), a wholly-owned subsidiary of SLFC, and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans. Nationstar is indirectly owned by investment funds managed by affiliates of Fortress.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our centralized real estate loans through refinancings with other lenders as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Subservicing fees	$2,380	$2,498	$7,525	$7,382

Refinancing concessions	$216	$1,206	$4,177	$3,989

Investment Management Agreement

Logan Circle Partners, L.P. (Logan Circle) provides investment management services for our investments. Logan Circle is a wholly-owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.3 million and $0.6 million for the three and nine months ended September 30, 2012, respectively.

Pension Plan

At September 30, 2012, we had no plan assets included in the AIG Retirement Plan, compared to $59.9 million at December 31, 2011. The transfer due from the AIG Retirement Plan to our tax-qualified defined benefit retirement plan (the Retirement Plan) was completed in April 2012.

Reinsurance Agreements

Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $49.1 million at September 30, 2012 and $49.7 million at December 31, 2011.

Derivatives

At September 30, 2012 and December 31, 2011, all of our derivative financial instruments were with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. In July 2012, SLFI posted $60.0 million of cash collateral with AIGFP as security for SLFC’s two remaining Euro swap positions with AIGFP and agreed to act as guarantor for the swap positions. In August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. Fees payable to SLFI totaled $0.3 million at September 30, 2012. During the three and nine months ended September 30, 2012, SLFC paid SLFI $5.9 million of collateral and guarantee fees. See Note 12 for further information on our derivatives.

9.  Related Party Transactions

Affiliate Lending

SLFC’s note receivable from SLFI is payable in full on May 31, 2022, and SLFC may demand payment at any time prior to May 31, 2022. The note receivable from SLFI totaled $538.0 million at September 30, 2012 and December 31, 2011. Interest receivable on this note totaled $1.4 million at September 30, 2012 and $1.5 million at December 31, 2011. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on notes receivable from SLFI totaled $4.4 million and $13.1 million for the three and nine months ended September 30, 2012, respectively. Interest revenue on notes receivable from SLFI totaled $4.4 million and $13.0 million for the three and nine months ended September 30, 2011, respectively. SLFC will request payment of some or all of its note receivable from SLFI, if needed, to meet its liquidity needs.

Capital Contributions

On each of January 10, 2012 and July 11, 2012, SLFC received capital contributions from SLFI of $10.5 million to satisfy SLFC’s hybrid debt semi-annual interest payments due in January and July 2012, respectively.

Cash Collateral

In August 2012, SLFI posted $25.0 million of cash collateral in connection with an appeal of a court ruling entered against Springleaf Financial Services of South Carolina, Inc. (SLFSSC), a subsidiary of SLFC. During the three and nine months ended September 30, 2012, SLFSSC paid SLFI $0.2 million of collateral fees on the collateral posted by SLFI. See Note 19 for further information on this legal action.

10.  Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at September 30, 2012 were as follows:

						Junior
		Medium	Euro	Secured		Subordinated
	Retail	Term	Denominated	Term		Debt
(dollars in thousands)	Notes	Notes	Notes (a)	Loan (b) (c)	Securitizations	(Hybrid Debt)	Total

Interest rates (d)	4.25%-9.00%	5.38%-6.90%	3.25%-4.13%	5.50%	2.22%-6.00%	6.00%

Fourth quarter 2012	$42,889	$807,678	$—	$—	$—	$—	$850,567
First quarter 2013	41,742	—	480,830	—	—	—	522,572
Second quarter 2013	69,983	469,020	—	—	—	—	539,003
Third quarter 2013	42,551	—	—	—	—	—	42,551
Remainder of 2013	2,903	—	472,879	—	—	—	475,782
2014	357,976	—	—	—	—	—	357,976
2015	47,679	750,000	—	—	—	—	797,679
2016	—	375,000	—	—	—	—	375,000
2017-2067	—	3,300,000	—	3,750,000	—	350,000	7,400,000
Securitizations (e)	—	—	—	—	2,335,844	—	2,335,844
Total principal maturities	$605,723	$5,701,698	$953,709	$3,750,000	$2,335,844	$350,000	$13,696,974

Total carrying amount	$559,047	$4,936,651	$915,181	$3,766,015	$2,347,507	$171,540	$12,695,941

(a)               Euro denominated notes include €367.0 million notes and €384.5 million notes, shown here at the U.S. dollar equivalent at time of issuance.

(b)               Issued by wholly-owned Company subsidiaries.

(c)                Guaranteed by SLFC and by the Subsidiary Guarantors.

(d)               The interest rates shown are the range of contractual rates in effect at September 30, 2012, which exclude the effects of the associated derivative instruments used in hedge accounting relationships, if applicable.

(e)                Securitizations are not included in above maturities by period due to their variable monthly repayments.

Springleaf Financial Funding Company, a subsidiary of SLFC, is the borrower of the secured term loan that is guaranteed by SLFC and by the Subsidiary Guarantors. In addition, other SLFC operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The secured term loan is secured by a first priority pledge of the stock of Springleaf Financial Funding Company that was limited at the transaction date, in accordance with existing SLFC debt agreements, to approximately 10% of SLFC’s consolidated net worth.

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

11.  Variable Interest Entities

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

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	September 30,	December 31,
(dollars in thousands)	2012	2011

Assets
Finance receivables	$3,206,348	$2,213,841
Allowance for finance receivable losses	2,859	2,095
Restricted cash	22,402	30,014

Liabilities
Long-term debt	$2,347,507	$1,200,845

2012 Securitization Transactions

2012-1 Securitization. On April 20, 2012, SLFC effected a private securitization transaction in which SLFC caused Eleventh Street Funding LLC (Eleventh Street), a special purpose vehicle wholly owned by SLFC, to sell $371.0 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-1 (the 2012-1 Trust), with a 4.38% weighted average yield, to certain investors. Eleventh Street sold the mortgage-backed notes for $367.8 million, after the price discount but before expenses. Approximately $42.6 million of the 2012-1 Trust’s subordinate mortgage-backed notes were initially retained by Eleventh Street.

2012-2 Securitization. On August 8, 2012, SLFC effected a private securitization transaction in which SLFC caused Twelfth Street Funding LLC (Twelfth Street), a special purpose vehicle wholly owned by SLFC, to sell $750.8 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-2 (the 2012-2 Trust), with a 3.59% weighted average yield, to certain investors. Twelfth Street sold the mortgage-backed notes for $749.7 million, after the price discount but before expenses. Approximately $107.7 million of the 2012-2 Trust’s subordinate mortgage-backed notes were initially retained by SLFC.

2012-3 Securitization. On October 25, 2012, SLFC effected a private securitization transaction. See Note 20 for further information on the securitization transaction.

2012 Sales of Previously Retained Notes

During the nine months ended September 30, 2012, we sold the following previously retained mortgage-backed notes/trust certificates:

•                  $215.6 million trust certificates from our March 2010 securitization and subsequently recorded $223.4 million of additional debt;

•                  $122.7 million mortgage-backed notes from our September 2011 securitization and subsequently recorded $124.4 million of additional debt; and

•                  $23.7 million mortgage-backed notes from our 2012-1 securitization and subsequently recorded $23.2 million of additional debt.

VIE Interest Expense

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation to provide financial support to these entities. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2012 totaled $32.7 million and $73.8 million, respectively. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2011 totaled $16.8 million and $47.2 million, respectively.

Unconsolidated VIE

We have established a VIE that holds the junior subordinated debt. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at September 30, 2012 or December 31, 2011.

12.  Derivative Financial Instruments

SLFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures to interest rate and currency risks in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. During the third quarter of 2012, we terminated a cross currency interest rate swap agreement with a remaining notional amount of €183.0 million. At September 30, 2012, SLFC’s remaining derivative financial instrument (included in other assets) consisted of a cross currency interest rate swap agreement.

While SLFC’s cross currency interest rate swap agreement mitigates economic exposure of related debt, it does not currently qualify as a cash flow or fair value hedge under U.S. GAAP.

Fair value of derivative instruments presented on a gross basis by type were as follows:

	September 30, 2012			December 31, 2011
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Hedging Instruments
Cross currency interest rate	$—	$—	$—	$625,250	$25,148	$—

Non-Designated Hedging Instruments
Cross currency interest rate	472,880	36,275	—	644,250	54,279	—
Total derivative instruments	$472,880	$36,275	$—	$1,269,500	$79,427	$—

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss, reclassified from accumulated other comprehensive income or loss into other revenues (effective and ineffective portion) and interest expense (effective portion), and recognized in other revenues (ineffective portion) were as follows:

		From AOCI(L) (a) to			Recognized
		Other	Interest		in Other
(dollars in thousands)	AOCI(L)	Revenues (b)	Expense	Earnings (c)	Revenues

Three Months Ended September 30, 2012

Cross currency interest rate	$—	$293	$899	$1,192	$—

Three Months Ended September 30, 2011

Interest rate	$130	$—	$(447)	$(447)	$(9)
Cross currency interest rate	(42,218)	(55,450)	(401)	(55,851)	18
Total	$(42,088)	$(55,450)	$(848)	$(56,298)	$9

Nine Months Ended September 30, 2012

Cross currency interest rate	$(16,987)	$(12,453)	$975	$(11,478)	$(426)

Nine Months Ended September 30, 2011

Interest rate	$(2,750)	$—	$(1,424)	$(1,424)	$(2,562)
Cross currency interest rate	53,391	49,091	2,252	51,343	849
Total	$50,641	$49,091	$828	$49,919	$(1,713)

(a)         Accumulated other comprehensive income (loss).

(b)         See table below for the effective and ineffective components of other revenues reclassified from accumulated other comprehensive income or loss.

(c)          Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues and to interest expense for cash flow hedges as disclosed on our condensed consolidated statement of comprehensive loss.

Other revenues reclassified from accumulated other comprehensive income or loss consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Effective portion	$—	$(55,450)	$(13,050)	$49,091
Ineffective portion*	293	—	597	—
Total	$293	$(55,450)	$(12,453)	$49,091

*                 Ineffective portion for the three and nine months ended September 30, 2012 consists of gains related to our election to discontinue hedge accounting. See discussion below for further information on the de-designation of our Euro cross currency interest rate swap agreement.

During the three and nine months ended September 30, 2012, we decreased the notional amounts of our Euro cross currency interest rate swap agreements by €603.7 million and €633.0 million, respectively. We elected to discontinue hedge accounting prospectively on one of our cash flow hedges as of May 2012 and terminated this cross currency interest rate swap agreement in August 2012. We continue to report the gain related to the discontinued and terminated cash flow hedge in accumulated other comprehensive loss, which is being reclassified into earnings during the remaining contractual term of the debt agreement (January 2013) as the hedged transaction impacts earnings. As a result of our decision to repurchase foreign currency denominated debt, we elected to discontinue hedge accounting and subsequently accelerated the reclassification of amounts in accumulated other comprehensive loss to other revenues resulting in gains of $0.3 million for the three months ended September 30, 2012 and $0.6 million for the nine months ended September 30, 2012.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At September 30, 2012, we expect the remaining $1.1 million deferred net gain on cash flow hedges to be reclassified from accumulated other comprehensive income or loss to earnings during the next twelve months.

The amounts recognized in other revenues for non-designated hedging instruments were as follows:

(dollars in thousands)	Non-Designated Hedging Instruments

Three Months Ended September 30, 2012

Cross currency interest rate	$(19,244)

Three Months Ended September 30, 2011

Cross currency interest rate and interest rate	$(34,978)
Equity-indexed	54
Total	$(34,924)

Nine Months Ended September 30, 2012

Cross currency interest rate	$(23,825)

Nine Months Ended September 30, 2011

Cross currency interest rate and interest rate	$16,434
Equity-indexed	215
Total	$16,649

Derivative adjustments included in other revenues consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Mark to market losses	$(6,364)	$(43,981)	$(33,687)	$(3,710)
Net interest income	4,955	4,815	14,575	18,333
Credit valuation adjustment gains (losses)	211	4,242	(3,614)	2,026
Ineffectiveness gains (losses)	—	9	(426)	(1,713)
Other	(1,258)	—	(517)	—
Total	$(2,456)	$(34,915)	$(23,669)	$14,936

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

See Note 18 for information on how we determine fair value on our derivative financial instruments.

13.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30,	December 31,
(dollars in thousands)	2012	2011

Net unrealized gains on:
Investment securities	$15,754	$5,213
Cash flow hedges	737	4,318
Retirement plan liabilities adjustments	(21,828)	(35,221)
Foreign currency translation adjustments	4,432	152
Accumulated other comprehensive loss	$(905)	$(25,538)

14.  Income Taxes

At September 30, 2012, we had a net deferred tax liability of $295.8 million compared to $415.9 million at December 31, 2011. The decrease in the deferred tax liability reflected the amortization of the debt writedown, which was created as a result of the FCFI Transaction.

At September 30, 2012, we had a $16.7 million valuation allowance on our state deferred tax assets, net of a deferred federal tax benefit, and a $9.3 million valuation allowance for our foreign United Kingdom operations. At December 31, 2011, we had a $13.8 million valuation allowance on our state deferred tax assets, net of a deferred federal tax benefit, and a $4.0 million valuation allowance for our foreign United Kingdom operations.

15.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

(dollars in thousands)
Nine Months Ended September 30,	2012	2011

Transfer of finance receivables to real estate owned	$141,895	$166,775

Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$182,208	$—

Establishment of receivable for buyer’s holdback on sale of Ocean finance receivables	$4,042	$—

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

		Centralized				Push-down
	Branch	Real Estate	Insurance	All		Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Adjustments	Total

Three Months Ended September 30, 2012

Revenues:
External:
Finance charges	$304,337	$63,142	$—	$2,621	$—	$46,755	$416,855
Insurance	60	—	31,658	23	—	(22)	31,719
Other	(2,127)	(1,786)	12,456	6,901	(1,927)	(16,241)	(2,724)
Intercompany	16,997	—	(12,601)	(4,396)	—	—	—
Pretax income (loss)	82,471	86,030	10,908	(37,892)	(1,503)	(217,133)	(77,119)

Three Months Ended September 30, 2011

Revenues:
External:
Finance charges	$318,978	$70,130	$—	$11,665	$—	$61,104	$461,877
Insurance	79	—	29,898	32	—	(86)	29,923
Other	(15,280)	(679)	12,011	25,994	68	(4,604)	17,510
Intercompany	17,196	—	(11,921)	(5,275)	—	—	—
Pretax (loss) income	(9,106)	(35,859)	8,956	(6,278)	(5,399)	(9,355)	(57,041)

Nine Months Ended September 30, 2012

Revenues:
External:
Finance charges	$917,553	$203,327	$—	$10,972	$—	$138,114	$1,269,966
Insurance	206	—	92,844	84	—	(92)	93,042
Other	10,509	(35,483)	38,269	10,135	550	(30,816)	(6,836)
Intercompany	50,858	25,983	(36,970)	(39,871)	—	—	—
Pretax income (loss)	138,275	43,034	33,844	(136,228)	(2,105)	(292,488)	(215,668)

Nine Months Ended September 30, 2011

Revenues:
External:
Finance charges	$964,185	$240,831	$—	$11,857	$—	$184,300	$1,401,173
Insurance	246	—	88,207	81	—	(316)	88,218
Other	(12,130)	(13,449)	37,970	(21,288)	(2,292)	35,534	24,345
Intercompany	49,261	(437)	(35,142)	(13,682)	—	—	—
Pretax income (loss)	81,378	(93,972)	43,142	(157,718)	(690)	(115,880)	(243,740)

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

The push-down accounting adjustments column primarily includes the reversal of the decreases to the allowance for finance receivable losses (on a historical basis of accounting) and the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities resulting from the FCFI Transaction. The decreases to the allowance for finance receivable losses (on a historical basis) reflected the change in our modeling methodology for evaluating our allowance for finance receivable losses as disclosed in Note 5.

17.  Benefit Plans

On January 1, 2011, we established the Retirement Plan and a 401(k) plan in which most of our employees are eligible to participate. The Retirement Plan is based on substantially the same terms as the AIG plan it replaced. In October 2012, the Company’s employees were notified of management’s decision to freeze the Retirement Plan effective December 31, 2012. In addition, we sponsor unfunded defined benefit plans for certain employees. We also provide postretirement health and welfare and life insurance plans. The Company’s employees in Puerto Rico participate in a defined benefit pension plan sponsored by CommoLoCo, Inc., our Puerto Rican subsidiary.

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension	Postretirement

Three Months Ended September 30, 2012

Components of net periodic benefit cost:
Service cost	$3,728	$76
Interest cost	4,790	71
Expected return on assets	(5,159)	—
Amortization of net loss	23	—
Net periodic benefit cost	$3,382	$147

Three Months Ended September 30, 2011

Components of net periodic benefit cost:
Service cost	$3,401	$65
Interest cost	4,504	72
Expected return on assets	(4,239)	—
Net periodic benefit cost	$3,666	$137

Nine Months Ended September 30, 2012

Components of net periodic benefit cost:
Service cost	$11,852	$234
Interest cost	14,345	214
Expected return on assets	(15,530)	—
Amortization of net loss	296	—
Curtailment credits	—	(110)
Net periodic benefit cost	$10,963	$338

Nine Months Ended September 30, 2011

Components of net periodic benefit cost:
Service cost	$10,202	$196
Interest cost	13,512	216
Expected return on assets	(12,717)	—
Net periodic benefit cost	$10,997	$412

For the three and nine months ended September 30, 2012, the Company contributed $0.1 million and $0.3 million, respectively, to its pension plans. Management has elected to utilize the overfunded credit of its pension plans to meet its contribution requirements for the remainder of 2012. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, asset dispositions, market performance, and management’s discretion.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

				Total	Total
	Fair Value Measurements Using			Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

September 30, 2012

Assets
Cash and cash equivalents	$1,520,016	$—	$—	$1,520,016	$1,520,016
Investment securities	292	628,864	32,525	661,681	661,681
Net finance receivables, less allowance for finance receivable losses	—	—	11,722,178	11,722,178	11,789,998
Notes receivable from parent	—	537,989	—	537,989	537,989
Commercial mortgage loans	—	—	101,442	101,442	112,594
Cross currency interest rate derivatives	—	36,275	—	36,275	36,275

Liabilities
Long-term debt	$—	$12,823,466	$—	$12,823,466	$12,695,941

The following table summarizes the fair values and carrying values of our financial instruments:

	Total	Total
	Fair	Carrying
(dollars in thousands)	Value	Value

December 31, 2011

Assets
Cash and cash equivalents	$477,469	$477,469
Investment securities	746,287	746,287
Net finance receivables, less allowance for finance receivable losses	12,930,174	12,944,119
Notes receivable from parent	537,989	537,989
Commercial mortgage loans	100,640	121,287
Cross currency interest rate derivatives	79,427	79,427

Liabilities
Long-term debt	$11,719,337	$12,885,392

Fair Value Measurements — Recurring Basis

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

September 30, 2012

Assets
Cash and cash equivalents in mutual funds	$51,328	$—	$—	$51,328
Investment securities:
Bonds:
U.S. government and government sponsored entities	—	36,705	—	36,705
Obligations of states, municipalities, and political subdivisions	—	168,521	—	168,521
Corporate debt	—	284,136	14,122	298,258
RMBS	—	119,186	90	119,276
CMBS	—	12,081	279	12,360
CDO/ABS	—	3,235	14,172	17,407
Total	—	623,864	28,663	652,527
Preferred stocks	—	5,000	—	5,000
Other long-term investments (a)	—	—	2,511	2,511
Common stocks (b)	292	—	—	292
Total investment securities	292	628,864	31,174	660,330
Cross currency interest rate derivatives	—	36,275	—	36,275
Total	$51,620	$665,139	$31,174	$747,933

December 31, 2011

Assets
Cash and cash equivalents in mutual funds	$74,097	$—	$—	$74,097
Investment securities:
Bonds:
U.S. government and government sponsored entities	—	54,917	—	54,917
Obligations of states, municipalities, and political subdivisions	—	196,387	—	196,387
Corporate debt	—	320,510	2,800	323,310
RMBS	—	123,300	1,914	125,214
CMBS	—	9,332	7,944	17,276
CDO/ABS	—	9,118	8,916	18,034
Total	—	713,564	21,574	735,138
Preferred stocks	—	4,796	—	4,796
Other long-term investments (a)	—	—	4,127	4,127
Common stocks (b)	96	—	3	99
Total investment securities	96	718,360	25,704	744,160
Cross currency interest rate derivatives	—	79,427	—	79,427
Total	$74,193	$797,787	$25,704	$897,684

(a)         Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2012 and $1.4 million at December 31, 2011 that we account for using the equity method.

(b)         Common stocks excludes stocks not carried at fair value of $0.7 million at September 30, 2012 and December 31, 2011.

We had no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2012.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2012:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Three Months Ended September 30, 2012

Investment securities:
Bonds:
Corporate debt	$—	$(19)	$8	$—	$14,133	$—	$14,122
RMBS	2,025	(207)	(362)	(62)	—	(1,304)	90
CMBS	7,864	(29)	59	(456)	—	(7,159)	279
CDO/ABS	9,696	100	379	(263)	5,169	(909)	14,172
Total	19,585	(155)	84	(781)	19,302	(9,372)	28,663
Other long-term investments (b)	2,707	—	(196)	—	—	—	2,511
Total investment securities	$22,292	$(155)	$(112)	$(781)	$19,302	$(9,372)	$31,174

(a)         The detail of purchases, sales, issues, and settlements for the three months ended September 30, 2012 is presented in the table below.

(b)         Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2012 that we account for using the equity method.

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2012:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Three Months Ended September 30, 2012

Investment securities:
Bonds:
RMBS	$—	$—	$—	$(62)	$(62)
CMBS	—	—	—	(456)	(456)
CDO/ABS	—	—	—	(263)	(263)
Total investment securities	$—	$—	$—	$(781)	$(781)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2011:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income	(a)	Level 3	Level 3	period

Three Months Ended September 30, 2011

Investment securities:
Bonds:
Corporate debt	$2,744	$(11)	$(213)	$—	$—	$—	$2,520
RMBS (b)	2,065	21	(167)	(46)	—	—	1,873
CMBS (b)	8,735	(2)	(508)	(174)	—	—	8,051
CDO/ABS (b)	9,540	37	(501)	(112)	—	—	8,964
Total	23,084	45	(1,389)	(332)	—	—	21,408
Other long-term investments (c)	5,388	—	(314)	—	—	—	5,074
Common stocks	3	—	—	—	—	—	3
Total investment securities	28,475	45	(1,703)	(332)	—	—	26,485
Equity-indexed derivatives	1,735	—	—	(1,735)	—	—	—
Total assets	$30,210	$45	$(1,703)	$(2,067)	$—	$—	$26,485

(a)         The detail of purchases, sales, issues, and settlements for the three months ended September 30, 2011 is presented in the table below.

(b)         Balance at beginning of period was adjusted to reflect reclassifications between RMBS, CMBS, and CDO/ABS.

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

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Nine Months Ended September 30, 2012

Investment securities:
Bonds:
Corporate debt	$2,800	$(16)	$192	$(2,987)	$14,133	$—	$14,122
RMBS	1,914	(171)	(170)	(179)	—	(1,304)	90
CMBS	7,944	(40)	342	(808)	—	(7,159)	279
CDO/ABS	8,916	232	1,236	(472)	5,169	(909)	14,172
Total	21,574	5	1,600	(4,446)	19,302	(9,372)	28,663
Other long-term investments (b)	4,127	—	(680)	(936)	—	—	2,511
Common stocks	3	(5)	2	—	—	—	—
Total investment securities	$25,704	$—	$922	$(5,382)	$19,302	$(9,372)	$31,174

(a)         The detail of purchases, sales, issues, and settlements for the nine months ended September 30, 2012 is presented in the table below.

(b)         Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2012 that we account for using the equity method.

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Nine Months Ended September 30, 2012

Investment securities:
Bonds:
Corporate debt	$—	$—	$—	$(2,987)	$(2,987)
RMBS	—	—	—	(179)	(179)
CMBS	—	—	—	(808)	(808)
CDO/ABS	—	—	—	(472)	(472)
Total	—	—	—	(4,446)	(4,446)
Other long-term investments	—	—	—	(936)	(936)
Total investment securities	$—	$—	$—	$(5,382)	$(5,382)

During the three and nine months ended September 30, 2012, we transferred $19.3 million of assets into Level 3, consisting of certain private placement corporate debt and CDO/ABS. During the three and nine months ended September 30, 2012, we transferred $9.4 million of assets out of Level 3, consisting of certain RMBS, CMBS, and CDO/ABS. Transfers into Level 3 and transfers out of Level 3 for the investment securities are primarily the result of obtaining additional information regarding inputs used to price our investment portfolio.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income	(a)	Level 3	Level 3	period

Nine Months Ended September 30, 2011

Investment securities:
Bonds:
Corporate debt	$3,110	$(30)	$(460)	$(100)	$—	$—	$2,520
RMBS (b)	1,623	(525)	932	(157)	—	—	1,873
CMBS (b)	9,627	(300)	(452)	(824)	—	—	8,051
CDO/ABS (b)	9,477	100	(239)	(374)	—	—	8,964
Total	23,837	(755)	(219)	(1,455)	—	—	21,408
Other long-term investments (c)	6,432	—	1,840	(3,198)	—	—	5,074
Common stocks	5	—	(2)	—	—	—	3
Total investment securities	30,274	(755)	1,619	(4,653)	—	—	26,485
Equity-indexed derivatives	1,720	3	—	(1,723)	—	—	—
Total assets	$31,994	$(752)	$1,619	$(6,376)	$—	$—	$26,485

(a)         The detail of purchases, sales, issues, and settlements for the nine months ended September 30, 2011 is presented in the table below.

(b)         Balance at beginning of period was adjusted to reflect reclassifications between RMBS, CMBS, and CDO/ABS.

(c)          Other long-term investments excludes our interest in a limited partnership of $1.4 million at September 30, 2011 that we account for using the equity method.

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Nine Months Ended September 30, 2011

Investment securities:
Bonds:
Corporate debt	$—	$—	$—	$(100)	$(100)
RMBS	—	—	—	(157)	(157)
CMBS	—	—	—	(824)	(824)
CDO/ABS	—	—	—	(374)	(374)
Total	—	—	—	(1,455)	(1,455)
Other long-term investments	—	(2,297)	—	(901)	(3,198)
Total investment securities	—	(2,297)	—	(2,356)	(4,653)
Equity-indexed derivatives	—	—	—	(1,723)	(1,723)
Total assets	$—	$(2,297)	$—	$(4,079)	$(6,376)

There were no unrealized gains or losses recognized in earnings on instruments held at September 30, 2012 or 2011.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis is as follows:

	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Corporate debt	Discounted cash flows	Third party valuation	N/A*
RMBS	Discounted cash flows	Third party valuation	N/A
CMBS	Discounted cash flows	Third party valuation	N/A
CDO/ABS	Discounted cash flows and consensus pricing	Third party valuation	N/A
Other long-term investments	Discounted cash flows and indicative valuations	Third party valuation	N/A

*           Not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. The unobservable inputs of our Level 3 assets measured on a recurring basis for which information about the inputs is reasonably available to us are presented below. Level 3 broker-priced instruments (RMBS, CMBS, and CDO/ABS) are excluded because the inputs are not reasonably available to us.

Corporate debt:

•                  Treasury curve;

•                  comparables; and

•                  public debt or equity of issuer.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2012

Assets
Finance receivables held for sale	$—	$—	$—	$—
Real estate owned	—	—	104,064	104,064
Other intangible assets	—	—	—	—
Total	$—	$—	$104,064	$104,064

December 31, 2011

Assets
Real estate owned	$—	$—	$152,038	$152,038
Other intangible assets	—	—	2,595	2,595
Total	$—	$—	$154,633	$154,633

Impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011

Assets
Finance receivables held for sale	$—	$—	$1,371	$—
Real estate owned	7,686	7,139	27,546	29,719
Other intangible assets	4,555	—	4,555	—
Total	$12,241	$7,139	$33,472	$29,719

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our branch business segment to their fair value for the nine months ended September 30, 2012 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value for the three and nine months ended September 30, 2012 and 2011 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of other intangible assets, we recognized $4.6 million of impairment in operating expenses during the three months ended September 30, 2012 related to the write off of our customer lists intangible assets as a result of the sale of Ocean finance receivables and brokerage business in August 2012.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a nonrecurring basis is as follows:

	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Finance receivables held for sale	Market approach	Negotiated prices with prospective purchasers	N/A*
Real estate owned	Market approach	Third party valuation	N/A
Other intangible assets	Discounted cash flows	N/A	N/A

*           Not applicable.

Fair Value Measurements — Valuation Methodologies and Assumptions

We used the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents The carrying amount reported in our condensed balance sheets approximates fair value.

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

Other Intangible Assets Each of our net intangible assets was determined to have a finite useful life with the exception of the insurance licenses. For those net intangible assets with a finite useful life, we review such intangibles for impairment quarterly and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. For the insurance licenses, which were determined to have indefinite lives, impairment is evaluated annually, or more frequently if events or changes in circumstances between annual tests indicate that the licenses may be impaired. In testing for impairment, the fair value of the licenses is determined in accordance with our fair value measurement policy. If the fair value of the licenses is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification of these licenses will be evaluated to determine whether such classification remains appropriate.

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

19.  Legal Contingencies

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

Discussed below is a description of the legal action in which the Company has incurred a material loss that can be reasonably estimated. Based on currently available information, the Company has accrued $34.0 million for this legal action at September 30, 2012 and estimates that a reasonable range for such losses is from $34 million to $40 million.

King v. American General Finance, Inc., Case No. 96-CP-38-595, in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, the plaintiffs assert class claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, inter alia, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. On July 29, 2011, the Court issued an interim order granting the plaintiffs’ motion for summary judgment and holding that SLFSSC, formerly American General Finance, Inc., violated the statute. The order states that the class consists of 9,157 members who were involved in 5,497 transactions. The statute provides for a penalty range of $1,500 to $7,500 per class member, to be determined by the judge. SLFSSC timely submitted a motion to alter, amend or reconsider the Court’s interim order on summary judgment. The Court denied that motion on February 22, 2012. On October 14, 2011, the Court conducted a hearing on the issues of attorney fees and penalties. The plaintiffs requested approximately $68.7 million in penalties and approximately $24.5 million in attorney fees, plus interest. On May 21, 2012, the Court issued an Order awarding the plaintiffs approximately $27.5 million in penalties and approximately $10.9 million in attorney fees. The Court denied the plaintiffs’ request for prejudgment interest. Both sides timely filed motions for reconsideration. On July 19, 2012, the Court granted the plaintiffs’ motion for reconsideration and increased the penalties to approximately $45.8 million and attorney fees to approximately $12.7 million. On August 27, 2012, the parties settled the case. The settlement is on a claims made basis. Class members with one loan in the class period will receive $5,000 if they make a claim; those with two loans, $5,750; those with three loans, $6,500; those with four loans, $7,250; and those with five or more loans, $8,000. In addition, class counsel will receive $13.5 million in attorney fees and costs. A cy pres of up to $3.5 million will be paid out of uncollected funds for distribution to South Carolina charities. Preliminary approval of the settlement was obtained on September 6, 2012. Notice and claim forms were mailed to the class on October 15, 2012. The final approval hearing is scheduled for November 19, 2012.

20.  Subsequent Events

Intercompany Demand Note

Pursuant to a prepayable, intercompany demand note (the Note) dated October 1, 2012, between SLFI and Springleaf Asset Holding, Inc. (SLAH), a subsidiary of SLFC, SLFI advanced $20.0 million to SLAH. Under the terms of the Note, SLFI may elect to make advances to SLAH from time to time in an aggregate amount not to exceed $50.0 million. The annual interest rate for the principal balance is 6%. SLAH used the advance to pay a cash dividend to SLFC on October 1, 2012, which SLFC plans to use for general corporate purposes. On October 26, 2012, SLAH repaid the $20.0 million advance, plus accrued interest.

On-Balance Sheet Securitization Transaction

On October 25, 2012, SLFC effected a private securitization transaction in which SLFC caused Fourteenth Street Funding LLC (Fourteenth Street), a special purpose vehicle wholly owned by SLFC, to sell $787.4 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-3 (the 2012-3 Trust), with a 2.80% weighted average yield, to certain investors. Fourteenth Street sold the mortgage-backed notes for $787.2 million, after the price discount but before expenses. Approximately $112.3 million of the 2012-3 Trust’s subordinate mortgage-backed notes were initially retained by Fourteenth Street.

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

Executive Overview

We are focusing on the consumer lending business that we believe will provide higher returns and more cost-effective operations during 2012 and beyond. In the first quarter of 2012, we ceased originating real estate loans nationwide and announced our plans to immediately cease lending and retail sales financing in 14 states and southern Florida, to consolidate certain branch operations in 25 states, and to reduce the workforce of Ocean due to the reduction in its finance broker business activity and the cessation of real estate lending in the United Kingdom. As a result of these events, our workforce was reduced by approximately 690 employees in the first quarter of 2012, and we closed approximately 210 branch offices. In the second quarter of 2012, we closed an additional 18 branch offices as a result of ceasing operations in 14 states during the first quarter of 2012 and reduced our workforce by 130 employees. We incurred a pretax restructuring charge of $23.5 million for the nine months ended September 30, 2012.

On August 29, 2012, Ocean Money and Ocean Money (II), wholly owned subsidiaries of Ocean and our indirect subsidiaries, sold their entire finance receivable portfolios totaling $103.1 million, which resulted in a gain of $6.3 million. On August 31, 2012, Ocean, Ocean Money, and Ocean Money (II) sold their brokerage business consisting of various intangible assets including supplier lists, records, sales, marketing and promotional material, the business pipeline, the client database and records, and the Ocean brand name, which resulted in a gain of $0.6 million. As result of the sales of these assets, as well as our decision to cease loan originations in the United Kingdom, we recorded a loss of $4.6 million in the third quarter of 2012, which represented the full impairment of our United Kingdom customer lists intangible assets and wrote off $1.4 million of related fixed assets.

Assuming the U.S. economy performs in a relatively positive manner, we expect our lending operations to maintain favorable credit quality of our non-real estate and retail sales finance portfolio that has been achieved over the past several quarters. With our mortgage portfolio liquidating and the continuing weak housing markets, we anticipate our credit quality ratios for real estate loans will likely remain under pressure.

On September 19, 2012, Donald R. Breivogel, Jr., Senior Vice President, Chief Financial Officer, and a director of the Company, advised the Company of his intent to retire and to resign as an officer and director of the Company on or about December 31, 2012. The Company anticipates that Macrina Kgil, formerly a Vice President of Fortress, will be assuming the position of Chief Financial Officer upon Mr. Breivogel’s retirement.

On October 29, 2012, Hurricane Sandy made landfall in the United States. We anticipate that we will experience additional finance receivable charge-offs and property insurance claims due to the impact of Hurricane Sandy. However, we are currently unable to estimate the amount of our losses from the hurricane due to the limited information available at this time.

On November 6, 2012, Robert A. Cole, Senior Vice President and director of the Company, advised the Company of his intent to retire and to resign as an officer and director of the Company on or about December 31, 2012.

Capital Resources and Liquidity

We currently have a significant amount of indebtedness. Our liquidity position has been, and is likely to continue to be, negatively affected by historically unfavorable conditions in the consumer finance industry, the residential real estate market and the capital markets. In addition, SLFC’s credit ratings are all non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability to refinance our indebtedness.

At September 30, 2012, we had $1.5 billion of cash and cash equivalents and during the nine months ended September 30, 2012 we generated a net loss of $141.2 million and cash flows from operating and investing activities of $1.4 billion. At September 30, 2012, our remaining principal and interest payments for 2012 on our existing debt (excluding securitizations) totaled $1.1 billion ($838.4 million of which was paid during October 2012). Additionally, we have $1.4 billion of debt maturities and interest payments (excluding securitizations) due in the first nine months of 2013.

During the nine months ended September 30, 2012, SLFC repurchased $527.1 million of its debt ($496.1 million scheduled to mature in 2012 and $31.0 million scheduled to mature in 2013) and €248.5 million of its debt scheduled to mature in 2013. SLFC also made additional debt repurchases after September 30, 2012. In April 2012, our insurance subsidiaries received the necessary regulatory approvals to pay cash dividends of $150.0 million during 2012, and subsequently paid cash dividends totaling $150.0 million to SLFC in the second quarter of 2012. In April 2012, SLFC effected a private securitization transaction in which $371.0 million of mortgage-backed notes were sold for $367.8 million, after the price discount but before expenses. In August 2012, SLFC effected a private securitization transaction in which $750.8 million of mortgage-backed notes were sold for $749.7 million, after the price discount but before expenses. In October 2012, SLFC effected an additional private securitization. See Note 20 of the Notes to Condensed Consolidated Financial Statements for further information on this securitization transaction. As of September 30, 2012, the Company had unpaid principal balances of $1.8 billion of unencumbered real estate loans and $2.2 billion of unencumbered non-real estate loans. In addition, SLFC will request payment of some or all of its note receivable from SLFI ($538.0 million outstanding at September 30, 2012), if needed, to meet its liquidity needs.

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

September 30,	2012		2011
(dollars in millions)	Amount	Percent	Amount	Percent

Long-term debt	$12,695.9	91%	$13,707.9	90%
Equity	1,312.2	9	1,502.9	10
Total capital	$14,008.1	100%	$15,210.8	100%

Net finance receivables	$11,923.1		$13,248.1

We have historically issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. Until September 2008, SLFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years, and SLFC obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. Since that time we have sold certain mortgage portfolios, entered into a significant secured term loan funding arrangement, and completed on-balance sheet securitizations. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information on SLFC’s secured term loan.

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

Due to the Company’s and our former indirect parent’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity, refinancing or retiring our outstanding indebtedness, and otherwise maintaining compliance with our debt agreements, and not on achieving a targeted leverage. Additionally, the application of push-down accounting significantly altered the presentation of many leverage calculation components and has thereby made our historical methods of leverage calculation less meaningful. Our adjusted tangible leverage at September 30, 2012 was 8.91x compared to 8.39x at December 31, 2011, and 8.68x at September 30, 2011. Assuming we deducted $1.3 billion of cash equivalents we had on our balance sheet at September 30, 2012 from adjusted debt, effective adjusted tangible leverage would have been 7.97x. Assuming we deducted $271.3 million of cash equivalents we had on our balance sheet at December 31, 2011 from adjusted debt, effective adjusted tangible leverage would have been 8.21x. Assuming we deducted $943.1 million of cash equivalents we had on our balance sheet at September 30, 2011 from adjusted debt, effective adjusted tangible leverage would have been 8.08x.

Reconciliations of total debt to adjusted debt were as follows:

	September 30,	December 31,	September 30,
(dollars in millions)	2012	2011	2011

Total debt	$12,695.9	$12,885.4	$13,707.9
75% of hybrid debt	(128.6)	(128.6)	(128.6)
Adjusted debt	$12,567.3	$12,756.8	$13,579.3

Reconciliations of equity to adjusted tangible equity were as follows:

	September 30,	December 31,	September 30,
(dollars in millions)	2012	2011	2011

Equity	$1,312.2	$1,408.8	$1,502.9
75% of hybrid debt	128.6	128.6	128.6
Net other intangible assets	(30.6)	(42.7)	(59.7)
Accumulated other comprehensive loss (income)	0.9	25.6	(8.0)
Adjusted tangible equity	$1,411.1	$1,520.3	$1,563.8

The debt agreements to which SLFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. These agreements also contain certain restrictions, including restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and restrictions on the intercompany transfer of funds from certain subsidiaries to SLFC or SLFI, except for those funds needed for debt payments and operating expenses. SLFC subsidiaries that borrow funds through the $3.75 billion secured term loan are also required to pledge eligible finance receivables to support their borrowing under the secured term loan.

None of our debt agreements require SLFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios, except the requirement to maintain a certain level of pledged finance receivables under the secured term loan.

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

As of September 30, 2012, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SLFC’s financial results for the twelve months ended September 30, 2012, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2013 due to the average fixed charge ratio being 0.74x (while the equity to assets ratio was 8.72%). As of November 9, 2012, SLFC has not obtained the non-debt capital funding necessary to satisfy the January 2013 interest payments required by SLFC’s hybrid debt.

Liquidity

Principal sources and uses of cash were as follows:

(dollars in millions)
Nine Months Ended September 30,	2012	2011

Principal sources of cash:
Net collections/originations and purchases of finance receivables	$736.4	$750.6
Operations	311.5	194.6
Sales and principal collections on finance receivables held for sale originated as held for investment	181.6	—
Capital contributions	21.0	10.5
Total	$1,250.5	$955.7

Principal uses of cash:
Net repayment/issuances of debt	$419.7	$1,528.7
Dividends paid	—	45.0
Total	$419.7	$1,573.7

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

•                  pursuing additional debt financings, particularly new securitizations, debt refinancing transactions, debt exchange offers, debt restructurings, portfolio sales, or a combination of the foregoing; and

•                  from time to time SLFC or its affiliates may purchase portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or any such affiliates may determine. During the nine months ended September 30, 2012, SLFC repurchased $527.1 million of its debt ($496.1 million scheduled to mature in 2012 and $31.0 million scheduled to mature in 2013) and €248.5 million of its debt scheduled to mature in 2013. SLFC also made additional debt repurchases after September 30, 2012.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

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

Effective September 30, 2012, we changed our method of evaluating our allowance for finance receivable losses on our real estate loan and retail sales finance receivable portfolios. See “Allowance for Finance Receivable Losses” below for a discussion of this change.

There have been no other significant changes to our critical accounting estimates during the nine months ended September 30, 2012.

Allowance for Finance Receivable Losses

Effective September 30, 2012, we base our allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our three portfolio segments. Prior to September 30, 2012, we based our allowance for real estate loan and retail sales finance receivable portfolio segment losses primarily on historical loss experience using migration analysis  (but utilized the roll rate-based model for our non-real estate finance receivable portfolio). We adopted the roll rate-based model for our real estate loan and retail sales finance receivable portfolio segments because we believe it captures portfolio trends at a more detailed level. We adjust the amounts determined by this quantitative model for management’s estimate of the effects of model imprecision, any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies.

In our roll rate-based model, our real estate loan and retail sales finance receivable portfolio segments are stratified by delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on real estate loan and retail sales finance receivable portfolio segments are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period for our real estate loan and retail sales finance receivable portfolio segments. We believe that this model is more effective in determining the appropriate amount of allowance for our real estate loan and retail sales finance receivable portfolio segments.

The results of switching from the migration analysis to the roll rate-based model for our real estate loan and retail sales finance receivable portfolio segments in the third quarter of 2012 were not material.

Selected Loan Portfolio Segment Information

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

			At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Net finance receivables:
Branch real estate loans			$6,086.2	$6,731.2
Centralized real estate			4,610.6	5,303.0
Branch non-real estate loans			2,628.9	2,662.0
Branch retail sales finance			255.0	407.1
Total segment net finance receivables			13,580.7	15,103.3
All other			(1,657.6)	(1,855.2)
Net finance receivables			$11,923.1	$13,248.1

Yield:
Branch real estate loans	8.72%	8.85%	8.80%	8.89%
Centralized real estate	5.36	5.67	5.59	5.79
Branch non-real estate loans	24.13	22.96	23.85	22.81
Branch retail sales finance	15.16	13.96	14.45	14.17

Total segment yield	10.64	10.32	10.61	10.29
All other effect on yield	3.07	3.40	3.02	3.44

Total yield	13.71%	13.72%	13.63%	13.73%

Charge-off ratio:
Branch real estate loans	1.44%	3.01%	1.79%	2.77%
Centralized real estate	2.47	1.60	2.30	1.80
Branch non-real estate loans	3.09	3.55	3.18	3.82
Branch retail sales finance	2.75	5.10	3.80	5.90

Total segment charge-off ratio	2.13	2.66	2.27	2.69
All other effect on charge-off ratio	(0.51)	(0.65)	(0.51)	(0.96)

Total charge-off ratio	1.62%	2.01%	1.76%	1.73%

Delinquency ratio:
Branch real estate loans			6.40%	6.39%
Centralized real estate			9.40	9.86
Branch non-real estate loans			2.90	3.16
Branch retail sales finance			2.71	3.45

Total segment delinquency ratio			6.58	6.89
All other effect on delinquency ratio			—	(0.01)

Total delinquency ratio			6.58%	6.88%

Credit Quality Indicators

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators. See Note 4 of the Notes to Condensed Consolidated Financial Statements for quantitative information on our credit quality indicators.

Consumer Credit Risk Scores

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

We present below our net finance receivables, purchased credit impaired finance receivables, and corresponding delinquency ratios grouped into the following categories based solely on borrower Fair Isaac Corporation (FICO) credit scores at the date of origination or renewal:

•                  Prime:  Borrower FICO score greater than or equal to 660

•                  Non-prime:  Borrower FICO score of 620 through 659

•                  Sub-prime:  Borrower FICO score less than or equal to 619

Finance Receivables

Many finance receivables included in the “prime” category in the table below might not meet other market definitions of prime loans due to certain characteristics of the borrowers, such as their elevated debt-to-income ratios, lack of income stability, or level of income disclosure and verification, as well as credit repayment history or similar measurements.

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in millions)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

September 30, 2012

Prime	$875.7	$2,654.5	$493.2	$96.3	$—	$4,119.7
Non-prime	969.5	750.3	601.9	35.6	—	2,357.3
Sub-prime	3,509.7	307.6	1,506.9	112.4	—	5,436.6
Other/FICO unavailable	2.1	1.4	5.9	0.1	—	9.5
Total	$5,357.0	$3,713.8	$2,607.9	$244.4	$—	$11,923.1

December 31, 2011

Prime	$954.9	$2,967.6	$531.1	$152.7	$—	$4,606.3
Non-prime	1,048.8	805.0	620.2	51.4	—	2,525.4
Sub-prime	3,739.5	326.9	1,525.4	164.9	—	5,756.7
Other/FICO unavailable	0.6	0.6	5.3	0.8	120.4	127.7
Total	$5,743.8	$4,100.1	$2,682.0	$369.8	$120.4	$13,016.1

*                 Other amounts at December 31, 2011 primarily include net finance receivables of our foreign subsidiary, Ocean, which were sold in the third quarter of 2012.

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail	Other (a)	Total

September 30, 2012

Prime	3.45%	7.82%	1.38%	1.81%	—	6.09%
Non-prime	5.53	13.48	2.20	3.30	—	7.40
Sub-prime	7.37	12.94	3.67	3.37	—	6.62
Other/FICO unavailable	1.33	59.11	1.58	2.32	—	2.95

Total	6.40%	9.40%	2.90%	2.71%	—	6.58%

December 31, 2011

Prime	3.66%	8.76%	1.56%	2.46%	N/M (b)	6.79%
Non-prime	5.61	14.03	2.40	4.66	N/M	7.73
Sub-prime	7.26	15.05	3.82	4.36	N/M	6.77
Other/FICO unavailable	6.25	75.14	1.78	2.06	4.62%	4.83

Total	6.37%	10.31%	3.05%	3.58%	4.62%	6.95%

(a)         Primarily includes net finance receivables of our foreign subsidiary, Ocean, at December 31, 2011. The Ocean finance receivables were sold in the third quarter of 2012.

(b)         Not meaningful

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

Purchased Credit Impaired Finance Receivables

FICO-delineated prime, non-prime, and sub-prime categories for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized
(dollars in millions)	Real Estate	Real Estate	Other	Total

September 30, 2012

Prime	$48.2	$470.8	$—	$519.0
Non-prime	92.3	236.4	—	328.7
Sub-prime	461.0	104.5	—	565.5
Other/FICO unavailable	—	—	—	—
Total	$601.5	$811.7	$—	$1,413.2

December 31, 2011

Prime	$53.3	$519.7	$—	$573.0
Non-prime	98.7	258.7	—	357.4
Sub-prime	486.7	112.2	—	598.9
Other/FICO unavailable	—	—	—	—
Total	$638.7	$890.6	$—	$1,529.3

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized
	Real Estate	Real Estate	Other	Total

September 30, 2012

Prime	10.33%	19.32%	—	18.52%
Non-prime	11.59	22.63	—	19.63
Sub-prime	14.48	19.47	—	15.88
Other/FICO unavailable	—	—	—	—

Total	13.71%	20.30%	—	17.70%

December 31, 2011

Prime	14.13%	23.90%	—	23.08%
Non-prime	14.24	25.09	—	22.37
Sub-prime	16.23	25.35	—	18.96
Other/FICO unavailable	40.75	—	—	44.08

Total	15.75%	24.43%	—	21.27%

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

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO

September 30, 2012

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$3,509.7	7.37%	74.8%	556
Second mortgages	$610.5	6.39%	N/A (b)	602
LTV greater than 95.5% at origination	$194.2	6.50%	97.8%	610
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$590.0	10.87%	89.3%	705
Sub-prime	$307.6	12.94%	77.6%	586
Second mortgages	$23.0	9.80%	N/A	703
LTV greater than 95.5% at origination	$1,278.3	8.35%	99.4%	708
Low documentation	$233.6	13.92%	76.5%	662

December 31, 2011

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$3,739.5	7.26%	74.6%	557
Second mortgages	$701.1	7.39%	N/A	602
LTV greater than 95.5% at origination	$210.5	6.15%	97.8%	611
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$660.4	12.03%	89.0%	706
Sub-prime	$326.9	15.05%	77.5%	586
Second mortgages	$27.0	7.20%	N/A	704
LTV greater than 95.5% at origination	$1,417.7	8.78%	99.4%	708
Low documentation	$246.2	15.48%	76.4%	662

(a)         Not applicable because these higher-risk loans were not offered by our branch business segment.

(b)         Not available.

We held the first mortgage of borrowers on 4% of our second mortgage portfolio at September 30, 2012 and December 31, 2011. Our second mortgages may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. At September 30, 2012 and December 31, 2011, 89% of our second mortgages were fixed-rate mortgages. At September 30, 2012, 66% of our second mortgages were open-end home equity lines of credit, compared to 65% at December 31, 2011. The maximum draw period for cash advances for unused credit lines is 120 months, but all unused credit lines, in part or in total, can be cancelled at our discretion at any time.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Charge-off ratios:
Branch higher-risk real estate loans:
Interest only*
Sub-prime	1.59%	2.81%	2.08%	2.42%
Second mortgages	3.93%	7.64%	5.89%	6.62%
LTV greater than 95.5% at origination	1.99%	2.83%	2.60%	3.13%
Low documentation*

Centralized real estate higher-risk loans:
Interest only	3.56%	3.55%	3.07%	3.21%
Sub-prime	1.87%	1.80%	1.88%	1.72%
Second mortgages	3.77%	0.58%	2.73%	0.78%
LTV greater than 95.5% at origination	2.32%	2.34%	2.47%	2.22%
Low documentation	1.98%	0.97%	1.71%	1.80%

*                 Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at September 30, 2012 was $2.5 billion, or 28%, of total real estate loans. We update collateral valuations by applying the sequential change in the House Price Index as published quarterly by the Federal Housing Finance Agency at the Metropolitan Statistical Area or state level to update the LTV.

Home Affordable Modification Program (HAMP)

On February 1, 2011, MorEquity entered into subservicing agreements for the servicing of its centralized real estate loans with Nationstar. Loans subserviced by Nationstar that are eligible for modification pursuant to HAMP guidelines are subject to HAMP.

Allowance for Finance Receivable Losses

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio by non-real estate loans, retail sales finance, and real estate loans. Allowance for finance receivable losses is calculated for each of our portfolio segments. We allocated the allowance for finance receivable losses for real estate loans to each segment based upon delinquency. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information on our allowance for finance receivable losses.

Analysis of Financial Condition

Investments

Investments by type were as follows:

	September 30,	December 31,
(dollars in millions)	2012	2011

Investment securities	$661.7	$746.3
Commercial mortgage loans	112.6	121.3
Policy loans	1.5	1.5
Total	$775.8	$869.1

Our investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on investment securities.

Finance Receivables

Risk Characteristics Our customers in all portfolio segments (non-real estate loans, retail sales finance, and real estate loans) encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime at the other. Our customers’ incomes are generally near the national median but our customers may vary from national norms as to their debt-to-income ratios, employment and residency stability, and/or credit repayment histories. In general, our customers have lower credit quality and require significant levels of servicing. As a result, we charge them higher interest rates to compensate us for such services and related credit risks.

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

•                  elevated unemployment levels;

•                  high energy costs;

•                  other borrower indebtedness;

•                  major medical expenses; and

•                  divorce or death.

Occasionally, these events can be so economically severe that the customer files for bankruptcy.

Real Estate Owned

Changes in the amount of real estate owned were as follows.

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Balance at beginning of period	$89.8	$162.2	$128.9	$178.9
Properties acquired	46.9	45.1	141.9	166.8
Properties sold or disposed of	(41.8)	(65.4)	(156.1)	(181.2)
Net writedowns	(7.7)	(7.1)	(27.5)	(29.7)
Balance at end of period	$87.2	$134.8	$87.2	$134.8

Real estate owned as a percentage of real estate loans			0.96%	1.31%

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

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt and have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 33% of our borrowings at September 30, 2012 and 31% of our borrowings at September 30, 2011. Adjustable-rate net finance receivables represented 5% of our total portfolio at September 30, 2012 and 2011.

As a result of our limited access to capital markets, our restricted origination of finance receivables, and our sale or securitization of finance receivables, we have had limited direct control of our asset/liability mix. See “Capital Resources and Liquidity” for further information.

Analysis of Operating Results

Net Loss

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Net loss	$(50.0)	$(49.7)	$(141.2)	$(164.2)
Amount change	$(0.3)	$(27.9)	$23.0	$(199.1)
Percent change	(1)%	(128)%	14%	(570)%

Return on average assets	(1.32)%	(1.19)%	(1.22)%	(1.26)%
Return on average equity	(14.89)%	(12.86)%	(13.69)%	(13.59)%
Ratio of earnings to fixed charges*	N/A	N/A	N/A	N/A

*                 Not applicable. Earnings did not cover total fixed charges by $77.1 million for the three months ended September 30, 2012 and $215.7 million for the nine months ended September 30, 2012. Earnings did not cover total fixed charges by $57.0 million for the three months ended September 30, 2011 and $243.7 million for the nine months ended September 30, 2011.

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

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by portfolio segment were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Real estate loans	$242.7	$279.5	$747.4	$857.3
Non-real estate loans	161.8	163.8	480.0	483.9
Retail sales finance	12.4	18.6	42.6	60.0
Total	$416.9	$461.9	$1,270.0	$1,401.2

Amount change	$(45.0)	$17.5	$(131.2)	$35.9
Percent change	(10)%	4%	(9)%	3%

Average net receivables	$12,112.3	$13,373.6	$12,437.8	$13,642.0
Yield	13.71%	13.72%	13.63%	13.73%

Finance charges (decreased) increased due to the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Decrease in average net receivables	$(42.6)	$(94.9)	$(116.5)	$(295.8)
Change in yield	(2.4)	112.4	(18.6)	331.7
Increase in number of days	—	—	3.9	—
Total	$(45.0)	$17.5	$(131.2)	$35.9

Average net receivables and changes in average net receivables by portfolio segment were as follows:

Three Months Ended September 30,	2012		2011
(dollars in millions)	Amount	Change	Amount	Change

Real estate loans	$9,247.8	$(1,137.3)	$10,385.1	$(3,497.9)
Non-real estate loans	2,601.3	5.5	2,595.8	(255.5)
Retail sales finance	263.2	(129.5)	392.7	(284.3)
Total	$12,112.3	$(1,261.3)	$13,373.6	$(4,037.7)

Percent change		(9)%		(23)%

Nine Months Ended September 30,	2012		2011
(dollars in millions)	Amount	Change	Amount	Change

Real estate loans	$9,544.4	$(1,113.3)	$10,657.7	$(3,278.9)
Non-real estate loans	2,586.7	25.7	2,561.0	(384.2)
Retail sales finance	306.7	(116.6)	423.3	(407.4)
Total	$12,437.8	$(1,204.2)	$13,642.0	$(4,070.5)

Percent change		(9)%		(23)%

Average net receivables decreased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to the cessation of new originations of real estate loans as of January 1, 2012, our tighter underwriting guidelines, and liquidity management efforts, partially offset by an increase in non-real estate loans average net receivables as we pursue consumer lending that we believe will provide higher returns and more cost-effective operations.

Yield and changes in yield in basis points (bp) by portfolio segment were as follows:

Three Months Ended September 30,	2012			2011
	Yield	Change		Yield	Change

Real estate loans	10.44%	(24	)bp	10.68%	316	bp
Non-real estate loans	24.80	(31)		25.11	318
Retail sales finance	18.82	(2)		18.84	459

Total	13.71%	(1)		13.72%	358

Nine Months Ended September 30,	2012			2011
	Yield	Change		Yield	Change

Real estate loans	10.46%	(29	)bp	10.75%	311	bp
Non-real estate loans	24.77	(46)		25.23	358
Retail sales finance	18.53	(42)		18.95	424

Total	13.63%	(10)		13.73%	343

Yield decreased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to the increase in TDR finance receivables (which result in reduced finance charges) and the lower non-real estate and retail sales finance yields which reflected the lapse of time since we applied push-down accounting to SLFC, partially offset by a higher proportion of non-real estate loans in our finance receivable portfolio, which have higher yields. As a result of the FCFI Transaction, we revalued our finance receivable portfolio based on its fair value on November 30, 2010, which had a greater impact on increasing our non-real estate loan and retail sales finance yields for the three and nine months ended September 30, 2011 due to higher discount accretion. The decrease in yield for the nine months ended September 30, 2012 also reflected lower finance charges resulting from the out-of-period adjustment described below.

In the second quarter of 2012, we recorded an out-of-period adjustment, which decreased finance charge revenues by $13.9 million ($11.5 million of which related to 2011). The adjustment related to the correction of capitalized interest on purchased credit impaired finance receivables serviced by a third party. After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year results.

Finance Receivables Held for Sale Originated as Held for Investment Interest Income

Finance receivables held for sale originated as held for investment interest income were as follows:

	Three Months		Three Months	Nine Months	Nine Months
	Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	September 30,
(dollars in millions)	2012		2011	2012	2011

Finance receivables held for sale originated as held for investment interest income	$0.3		$—	$2.7	$—
Amount change	$0.3		$—	$2.7	$(20.4)
Percent change	N/A	*	—%	N/A	(100)%

*    Not applicable

See Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of net finance receivables transferred to finance receivables held for sale and subsequent sales during 2012.

Interest Expense

The impact of using the swap agreements that qualified for hedge accounting under U.S. GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Long-term debt	$267.1	$302.0	$823.3	$967.8
Amount change	$(34.9)	$24.4	$(144.5)	$166.8
Percent change	(12)%	9%	(15)%	21%

Average borrowings	$12,840.4	$13,960.2	$12,958.3	$14,447.3
Interest expense rate	8.27%	8.61%	8.44%	8.91%

Interest expense (decreased) increased due to the net of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Decrease in average borrowings	$(23.8)	$(47.9)	$(99.5)	$(147.6)
Change in interest expense rate	(11.1)	72.3	(45.0)	314.4
Total	$(34.9)	$24.4	$(144.5)	$166.8

Average borrowings and changes in average borrowings by type were as follows:

Three Months Ended September 30,	2012		2011
(dollars in millions)	Amount	Change	Amount	Change

Long-term debt	$12,840.4	$(1,119.8)	$13,960.2	$(2,842.6)
Short-term debt	—	—	—	—
Total	$12,840.4	$(1,119.8)	$13,960.2	$(2,842.6)

Percent change		(8)%		(17)%

Nine Months Ended September 30,	2012		2011
(dollars in millions)	Amount	Change	Amount	Change

Long-term debt	$12,958.3	$(1,489.0)	$14,447.3	$(2,651.0)
Short-term debt	—	—	—	(623.3)
Total	$12,958.3	$(1,489.0)	$14,447.3	$(3,274.3)

Percent change		(10)%		(18)%

Average borrowings decreased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to liquidity management efforts.

Interest expense rate and changes in interest expense rate in basis points by type were as follows:

Three Months Ended September 30,	2012			2011
	Rate	Change		Rate	Change

Long-term debt	8.27%	(34	)bp	8.61%	204	bp
Short-term debt	—	—		—	—

Total	8.27%	(34)		8.61%	204

Nine Months Ended September 30,	2012			2011
	Rate	Change		Rate	Change

Long-term debt	8.44%	(47	)bp	8.91%	289	bp
Short-term debt	—	—		—	N/M	*

Total	8.44%	(47)		8.91%	290

*    Not meaningful

Interest expense rate decreased for the nine months ended September 30, 2012 when compared to the same period in 2011 primarily due to the refinancing of SLFC’s $3.0 billion secured term loan into a $3.75 billion loan in May 2011 with a lower borrowing cost.

Our future interest expense rates will depend on our funding sources utilized, general interest rate levels and market credit spreads, which are influenced by our asset credit quality, SLFC’s and SLFI’s credit ratings, and the market perception of credit risk for the Company.

SLFC’s and SLFI’s credit ratings were further downgraded in 2011 and 2012 and are all non-investment grade, which has a significant impact on our cost of, and access to, new capital. This, in turn, negatively affects our ability to manage our liquidity and our ability to refinance our indebtedness.

The following table presents the credit ratings of SLFC as of November 9, 2012. On February 3, 2012, Standard & Poor’s lowered its rating on SLFC’s unsecured senior long-term debt from “B” to “CCC” and maintained its “Negative Outlook” status. On June 1, 2012, Moody’s downgraded its rating on SLFC’s unsecured senior long-term debt from “B3” to “Caa1” and lowered its status to “Negative Outlook.” These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. We do not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Senior Long-term Debt
	Rating	Status
Moody’s	Caa1	Negative Outlook
Standard & Poor’s	CCC	Negative Outlook
Fitch	CCC	—

Provision for Finance Receivable Losses

					At or for the		At or for the
	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
(dollars in millions)	2012		2011		2012		2011

Provision for finance receivable losses	$90.8		$81.4		$227.4		$227.4
Amount change	$9.4		$(37.8)		$—		$(131.4)
Percent change	12%		(32)%		—%		(37)%

Net charge-offs	$49.4		$67.6		$165.1		$177.6
Charge-off ratio	1.62%		2.01%		1.76%		1.73%
Charge-off coverage	0.67	x	0.21	x	0.60	x	0.24	x

60 day+ delinquency					$920.3		$1,073.4
Delinquency ratio					6.58%		6.88%

Allowance for finance receivable losses					$133.1		$57.0
Allowance ratio					1.12%		0.43%

Provision for finance receivable losses increased for the three months ended September 30, 2012 when compared to the same period in 2011 primarily due to higher increases to the allowance for finance receivable losses for the three months ended September 30, 2012, partially offset by lower net charge-offs for the three months ended September 30, 2012.

Provision for finance receivable losses remained the same for the nine months ended September 30, 2012 when compared to the same period in 2011 primarily due to lower net charge-offs for the nine months ended September 30, 2012, offset by higher increases to the allowance for finance receivable losses for the nine months ended September 30, 2012.

Net charge-offs and changes in net charge-offs by portfolio segment were as follows:

Three Months Ended September 30,	2012		2011
(dollars in millions)	Amount	Change	Amount	Change

Real estate loans	$28.9	$(16.5)	$45.4	$(47.5)
Non-real estate loans	18.9	1.0	17.9	(21.0)
Retail sales finance	1.6	(2.7)	4.3	(11.8)
Total	$49.4	$(18.2)	$67.6	$(80.3)

Nine Months Ended September 30,	2012		2011
(dollars in millions)	Amount	Change	Amount	Change

Real estate loans	$100.5	$(20.5)	$121.0	$(168.0)
Non-real estate loans	56.7	9.9	46.8	(92.5)
Retail sales finance	7.9	(1.9)	9.8	(49.2)
Total	$165.1	$(12.5)	$177.6	$(309.7)

Charge-off ratios and changes in charge-off ratios in basis points by portfolio segment were as follows:

Three Months Ended September 30,	2012			2011
	Ratio	Change		Ratio	Change

Real estate loans	1.24%	(50	)bp	1.74%	(92	)bp
Non-real estate loans	2.92	16		2.76	(267)
Retail sales finance	2.41	(189)		4.30	(497)

Total	1.62%	(39)		2.01%	(137)

Nine Months Ended September 30,	2012			2011
	Ratio	Change		Ratio	Change

Real estate loans	1.40%	(11	)bp	1.51%	(125	)bp
Non-real estate loans	2.91	47		2.44	(383)
Retail sales finance	3.37	34		3.03	(617)

Total	1.76%	3		1.73%	(193)

Total charge-off ratio decreased for the three months ended September 30, 2012 when compared to the same period in 2011 primarily due to our collection and underwriting efforts, partially offset by the liquidating real estate loan portfolio and the lapse of time since we applied push-down accounting to SLFC. Total charge-off ratio increased for the nine months ended September 30, 2012 when compared to the same period in 2011 primarily due to the liquidating real estate loan portfolio and the lapse of time since we applied push-down accounting to SLFC, partially offset by our collection and underwriting efforts. As a result of the FCFI Transaction, we revalued our finance receivable portfolio based on its fair value on November 30, 2010, which had a greater impact on reducing the charge-off ratio for the three and nine months ended September 30, 2011.

Charge-off coverage, which compares the allowance for finance receivable losses to annualized net charge-offs, increased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to higher allowance for finance receivable losses and lower net charge-offs.

Delinquency and changes in delinquency by portfolio segment were as follows:

September 30,	2012		2011
(dollars in millions)	Amount	Change	Amount	Change

Real estate loans	$827.4	$(137.6)	$965.0	$(35.1)
Non-real estate loans	85.2	(7.7)	92.9	(30.9)
Retail sales finance	7.7	(7.8)	15.5	(24.4)
Total	$920.3	$(153.1)	$1,073.4	$(90.4)

Delinquency ratios and changes in delinquency ratios in basis points by portfolio segment were as follows:

September 30,	2012			2011
	Ratio	Change		Ratio	Change

Real estate loans	7.69%	(21	)bp	7.90%	63	bp
Non-real estate loans	2.90	(27)		3.17	(89)
Retail sales finance	2.71	(74)		3.45	(241)

Total	6.58%	(30)		6.88%	22

The total delinquency ratio at September 30, 2012 decreased when compared to September 30, 2011 primarily due to our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at September 30, 2012 when compared to September 30, 2011 was primarily due to the increase in TDR finance receivables reflecting an increase in real estate loan modifications due to management’s efforts to reduce credit losses. The allowance for finance receivable losses at September 30, 2012 included $68.8 million related to TDR finance receivables, compared to $23.0 million at September 30, 2011. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information on our TDR finance receivables. The increase in the allowance for finance receivable losses at September 30, 2012 when compared to September 30, 2011 also reflected the increase in allowance for financial receivable losses for non-real estate loans.

The increase in the allowance ratio at September 30, 2012 when compared to September 30, 2011 was primarily due to a decline in finance receivables and increases to the allowance for finance receivable losses through the provision for finance receivable losses.

Insurance Revenues

Insurance revenues were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Earned premiums	$31.6	$29.9	$92.7	$88.1
Commissions	0.1	—	0.3	0.1
Total	$31.7	$29.9	$93.0	$88.2

Amount change	$1.8	$(0.9)	$4.8	$(5.4)
Percent change	6%	(3)%	5%	(6)%

Earned premiums increased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to an increase in credit earned premiums and non-credit net written premiums. The increase in credit earned premiums was primarily due to an increase in involuntary unemployment, accident and health, and life insurance written premiums.

Investment Revenue

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Investment revenue	$5.7	$8.6	$21.4	$26.4
Amount change	$(2.9)	$(4.4)	$(5.0)	$(4.8)
Percent change	(34)%	(33)%	(19)%	(15)%

Investment revenue was affected by the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Average invested assets	$830.2	$960.9	$900.8	$973.0
Average invested asset yield	3.66%	3.53%	3.62%	3.86%
Net realized losses on investment securities	$(0.6)	$(0.4)	$(1.0)	$(2.9)

Other Revenues

Other revenues were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Net writedowns on real estate owned	$(7.7)	$(7.1)	$(27.5)	$(29.7)
Derivative adjustments (a)	(2.5)	(34.9)	(23.7)	14.9
Foreign exchange transaction gains	15.8	—	15.8	—
Interest revenue — notes receivable from SLFI	4.4	4.4	13.1	13.0
Net loss on repurchases of debt	(10.7)	—	(11.7)	—
Net loss on sales of real estate owned	(0.4)	(13.6)	(9.0)	(22.5)
Foreign exchange (losses) gains on foreign currency denominated debt	(16.8)	55.5	(0.6)	(0.5)
Gain on early extinguishment of secured term loan	—	—	—	10.7
Other	9.1	4.6	12.6	12.0
Total	$(8.8)	$8.9	$(31.0)	$(2.1)

Amount change	$(17.7)	$(15.7)	$(28.9)	$(109.7)
Percent change	(199)%	(64)%	N/M (b)	(102)%

(a)         See table below for the components of the derivative adjustments.

(b)         Not meaningful

Derivative adjustments included in other revenues consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Mark to market losses	$(6.4)	$(44.0)	$(33.7)	$(3.7)
Net interest income	5.0	4.8	14.6	18.3
Credit valuation adjustment gains (losses)*	0.2	4.3	(3.6)	2.0
Ineffectiveness losses	—	—	(0.4)	(1.7)
Other	(1.3)	—	(0.6)	—
Total	$(2.5)	$(34.9)	$(23.7)	$14.9

*                 The credit valuation adjustment gains (losses) on our non-designated cross currency derivative resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future.

Operating Expenses

Operating expenses were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Salaries and benefits	$77.1	$92.6	$238.2	$278.8
Other operating expenses	72.8	75.2	217.1	255.6
Total	$149.9	$167.8	$455.3	$534.4

Amount change	$(17.9)	$(51.1)	$(79.1)	$(48.6)
Percent change	(11)%	(23)%	(15)%	(8)%

Operating expenses as a percentage of average net receivables	4.95%	5.02%	4.88%	5.22%

Salaries and benefits decreased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to having fewer employees in 2012.

Other operating expenses decreased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to fewer branch offices in 2012 and the reduction of a legal reserve in the third quarter of 2012, partially offset by additional expenses recorded for refunds to Ocean customers relating to payment protection insurance. Provisions for refunds to Ocean customers relating to payment protection insurance totaled $19.0 million and $26.0 million for the three and nine months ended September 30, 2012, respectively. Provisions for refunds to Ocean customers relating to payment protection insurance totaled $2.4 million and $5.3 million for the three and nine months ended September 30, 2011, respectively. The decrease in other operating expenses for the nine months ended September 30, 2012 also reflected lower professional services expenses and lower amortization of other intangible assets resulting from the write off of Ocean trade names and customer relationships intangible assets in fourth quarter 2011.

We expect to realize cost savings resulting from lower salaries and benefit expenses and other operating expenses during 2012 and beyond resulting from the branch office closings and workforce reductions during the first half of 2012.

Operating expenses as a percentage of average net receivables decreased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to lower operating expenses, partially offset by the decline in average net receivables.

Restructuring Expenses

We recorded restructuring expenses of $23.5 million for the nine months ended September 30, 2012. The branch office closings and workforce reductions were the result of our efforts to return to profitability. However, there can be no assurance that these efforts will be effective. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on the restructuring expenses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Claims incurred	$15.3	$15.7	$44.2	$46.0
Change in benefit reserves	(0.1)	(0.6)	(1.9)	(18.2)
Total	$15.2	$15.1	$42.3	$27.8

Amount change	$0.1	$5.8	$14.5	$(8.3)
Percent change	—%	62%	52%	(23)%

In the second quarter of 2011, we recorded an out-of-period adjustment related to prior periods, which decreased change in benefit reserves by $14.2 million for the nine months ended September 30, 2011. This adjustment related to the correction of a benefit reserve error related to a closed block of annuities.

Benefit from Income Taxes

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Benefit from income taxes	$(27.1)	$(7.3)	$(74.5)	$(79.6)
Amount change	$(19.8)	$83.3	$5.1	$116.1
Percent change	(270)%	92%	6%	59%

Pretax loss	$(77.1)	$(57.0)	$(215.7)	$(243.7)
Effective income tax rate	35.20%	12.87%	34.54%	32.64%

Benefit from income taxes increased for the three months ended September 30, 2012 when compared to the same period in 2011 primarily due to the decrease in the valuation allowance on our state deferred tax assets in 2012. We established our initial allowance on our state deferred tax assets in September 2011.

Benefit from income taxes decreased for the nine months ended September 30, 2012 when compared to the same period in 2011 primarily due to the decrease in the current year pretax loss.

At September 30, 2012, we had a $16.7 million valuation allowance on our state deferred tax assets, net of a deferred federal tax benefit, and a $9.3 million valuation allowance for our foreign United Kingdom operations. At September 30, 2012, we had a net deferred tax liability of $295.8 million.

The higher effective income tax rate for the three months ended September 30, 2012 when compared to the same period in 2011 reflected the change in the valuation allowance on our state deferred tax assets during the three months ended September 30, 2011.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)                     Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2012, in order to satisfy a non-debt capital funding requirement with respect to SLFC’s hybrid debt, SLFC issued one share of SLFC common stock to SLFI for $10.5 million. The share of SLFC common stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. See “Capital Resources and Liquidity — Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information on SLFC’s hybrid debt.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Resignation of Officer

On November 6, 2012, Robert A. Cole, Senior Vice President and director of the Company, advised the Company of his intent to retire and to resign as an officer and director of the Company on or about December 31, 2012.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 80 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	November 9, 2012	By	/s/ Donald R. Breivogel, Jr.
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