Form 10-K
period 2012-12-31
SPRINGLEAF FINANCE CORP
filed 2013-03-19
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

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

Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

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

At March 18, 2013, there were 10,160,017 shares of the registrant’s common stock, $.50 par value, outstanding.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead reflect our current expectations that involve risks and uncertainties. When used in this report, the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” “may,” “will,” “could,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may address, among other things, our strategy, future performance, future financial condition, growth opportunities, product development, and market position. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

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

•                 war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce;

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

•                 our ability to comply with our debt covenants, including the borrowing base for Springleaf Finance Corporation’s secured term loan;

•                 changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels, and the formation of business combinations among our competitors;

•                 the potential for increasing costs and difficulty in servicing our loan portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our real estate loans that were originated or acquired centrally;

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

Item 1.  Continued

•                 changes in federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (which, among other things, established a federal Consumer Financial Protection Bureau with broad authority to regulate and examine financial institutions), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•                 the effects of participation in the Home Affordable Modification Program by subservicers of our loans;

•                 the costs and effects of any litigation or governmental inquiries or investigations involving us, particularly those that are determined adversely to us;

•                 the potential for further downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•                 changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business; and

•                 our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries.

See Item 1A in Part I of this report for further information on our risks and uncertainties. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

GENERAL

Springleaf Finance Corporation (SLFC or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, us, or our) was incorporated in Indiana in 1927 as successor to a business started in 1920. All of the common stock of SLFC is owned by Springleaf Finance, Inc. (SLFI), which was incorporated in Indiana in 1974.

On November 30, 2010, FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), indirectly acquired an 80% economic interest in SLFI from AIG Capital Corporation (ACC), a direct wholly-owned subsidiary of American International Group, Inc. (AIG) (the FCFI Transaction). AIG, through ACC, indirectly retained a 20% economic interest in SLFI.

SLFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. We provide secured and unsecured personal loans to customers who generally need timely access to cash and also offer associated insurance products. At December 31, 2012, we had $11.7 billion of net finance receivables due from over 973,000 customer accounts and $3.4 billion of credit and non-credit life insurance policies in force covering over 630,000 customer accounts.

Our headquarters is located in Evansville, Indiana. At December 31, 2012, we had 852 branch offices in the United States, Puerto Rico, and the U.S. Virgin Islands and over 3,600 employees. In December 2012, over 1,000 of our employees were redeployed to a subsidiary of SLFI, which now provides management services to us. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 for further information.

Item 1.  Continued

As part of a strategic effort to streamline operations and reduce expenses, we initiated the following restructuring activities during the first half of 2012: (1) ceased originating real estate loans nationwide and in the United Kingdom; (2) ceased personal lending and retail sales financing in 14 states; (3) consolidated certain branch operations in 26 states; and (4) closed 231 branch offices. As a result of these initiatives, we reduced our workforce in our branch operations, at our Evansville, Indiana headquarters, and operations in the United Kingdom by 820 employees and incurred a pretax charge of $23.5 million during the first half of 2012.

SEGMENTS

Prior to our 2012 restructuring initiatives and further refinement of our business strategy, we had three business segments:  branch, centralized real estate, and insurance, which were defined by the types of financial service products we offered, the nature of our production processes, and the methods we used to distribute our products and to provide our services, as well as our management reporting structure.

Subsequent to our 2012 strategic review of our operations, we have redefined our segments to coincide with how our businesses are currently managed. At December 31, 2012, our three business segments include: consumer, insurance, and real estate. These business segments evolved primarily from management’s redefined business strategy, including its decision to cease real estate lending effective January 1, 2012 and to shift its focus to consumer loan products which we believe have significant prospects for growth and business development due to the strong demand in our target market of nonprime borrowers. Throughout 2012, management continued to refine our business strategy and operating footprint and the reporting tools necessary to manage the Company under the new segments, which were defined in final form in the fourth quarter of 2012 and led to our revision to 2012 segment reporting.

Due to the nature of the FCFI Transaction, we revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). However, we continue to report our segment financial information using the same accounting basis that we employed prior to the FCFI Transaction, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand our operating results. The historical accounting basis (which is a basis of accounting other than generally accepted accounting principles in the United States of America (U.S. GAAP)) also provides better comparability of our operating results to our competitors and other companies in the financial services industry.

The segment financial information disclosed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 is discussed on a historical accounting basis. See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment information on a historical accounting basis to consolidated financial statement amounts.

Consumer Business Segment

The consumer business segment is the core of the Company’s operations with over 3,480 employees, 834 branch offices in 26 states, which are our core operating states, and its centralized support operations located in Evansville, Indiana. The consumer business segment serviced over 729,100 personal loan accounts totaling $2.5 billion at December 31, 2012.

Products and Services. We originate and service personal loans, which are typically closed-end accounts with a fixed rate and a fixed, original term of 2 to 4 years. These loans are secured by titled personal property (such as automobiles), consumer goods, or other personal property or are unsecured.

Item 1.  Continued

Customer Development. Our branch network helps solicit new prospects for our consumer business segment due to the geographical proximity that typically exists between our branch offices and our current customers. Our employees at these branch offices are typically on a “first name basis” with these customers. Many of these customers develop an affinity with their local office representatives that can lead to additional lending opportunities with our customers’ friends and family members.

We also solicit new prospects for our consumer business segment, as well as current and former customers, through a variety of direct mail offers. Our data warehouse is a central, proprietary source of information regarding current and former customers. We use this information to tailor offers to specific customer segments. In addition to internal data, we purchase lists of new potential consumer loan borrowers from major list vendors based on predetermined selection criteria. Mail solicitations include invitations to apply for personal loans and pre-qualified offers of guaranteed personal loan credit.

E-commerce provides another significant source of new customers. Search engine marketing is used to drive prospects to our website at www.SpringleafFinancial.com. Our website includes a brief, user-friendly credit application that, upon completion, is automatically routed to the branch office nearest the consumer. Our website also has a branch office locator feature so potential customers can find the branch office nearest to them and can contact branch personnel directly.

Credit Risk. In our consumer business segment, we use credit risk scoring models at the time of credit application to assess the applicant’s ability and willingness to repay. We develop these models using numerous factors, including past customer credit repayment experience and application data, and periodically revalidate these models based on recent portfolio performance. Our underwriting process also includes the development of a budget (net of taxes and monthly expenses) for the applicant. Finally, we attempt to obtain a security interest in either titled non-real estate property or other household goods.

Our consumer business segment customers are typically considered non-prime or sub-prime (less creditworthy) and require significantly higher levels of servicing than prime or near-prime customers. As a result, we charge these customers higher interest rates to compensate us for the related credit risks and servicing.

Account Servicing. The account servicing and collection processing for our personal loans are generally handled at the branch office where the personal loans were originated. All servicing and collection activity is conducted and documented on the Customer Lending and Solicitation System (CLASS), a proprietary system which logs and maintains, within our centralized information systems, a permanent record of all transactions and notations made with respect to the servicing and/or collection of a personal loan and is also used to assess a personal loan application. CLASS permits all levels of branch management to review on a daily basis the individual and collective performance of all branch offices for which they are responsible.

Insurance Business Segment

We conduct the insurance business segment through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both wholly-owned subsidiaries of SLFC. Merit is a life and health insurance company that writes or reinsures credit life, credit accident and health, and non-credit insurance and is licensed in 46 states, the District of Columbia, and the U.S. Virgin Islands. Yosemite is a property and casualty insurance company that writes or reinsures credit-related property and casualty and credit involuntary unemployment insurance and is licensed in 46 states.

Item 1.  Continued

The insurance business segment markets its products to eligible finance receivable customers. We invest cash generated from operations in investment securities, commercial mortgage loans, and policy loans and also use it to pay dividends. The insurance business segment entails numerous underwriting, compliance, and service responsibilities for the insurance companies and also provides services to the consumer and real estate business segments.

Products and Services. We write and reinsure credit life, credit accident and health, credit related property and casualty, and credit involuntary unemployment insurance policies covering our customers and the property pledged as collateral through products that the consumer and real estate business segments offer to its customers. We also offer non-credit insurance and ancillary products.

Our credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provide for payment in full to the lender of the finance receivable in the event of the borrower’s death. Our credit accident and health insurance policies provide, to the lender, payment of the installments on the finance receivable coming due during a period of the borrower’s disability due to illness or injury. Our credit-related property and casualty insurance policies are written to protect the lender’s interest in property pledged as collateral for the finance receivable. Our credit involuntary unemployment insurance policies provide, to the lender, payment of the installments on the finance receivable coming due during a period of the borrower’s involuntary unemployment. The borrower’s purchase of credit life, credit accident and health, credit-related property and casualty, or credit involuntary unemployment insurance is voluntary with the exception of lender-placed property damage coverage for property pledged as collateral. In these instances, our consumer or real estate business segment personnel obtain property damage coverage through Yosemite either on a direct or reinsured basis under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. Non-credit insurance policies are primarily traditional level term life policies. The purchase of this coverage is also voluntary.

The ancillary products we offer are home security and auto security membership plans and home appliance service contracts of unaffiliated companies. These products are generally not considered to be insurance policies. Our insurance business segment has no risk of loss on these products. The unaffiliated companies providing these membership plans and service contracts are responsible for any required reimbursement to the customer on these products.

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

Real Estate Business Segment

As a result of the cessation of real estate lending effective January 1, 2012, our real estate loans are in a liquidating status. At December 31, 2012, our real estate business segment loans totaled $10.4 billion. Our real estate loans are secured by first or second mortgages on residential real estate and are usually considered non-conforming. These loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Our real estate loans generally have maximum original terms of 360 months, but we also have offered loans with maximum original terms of 480 months and 600

Item 1.  Continued

months, some of which require a balloon payment at the end of 360 months. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization.

Real estate loans previously originated through our branch offices are either serviced by our branch personnel or centrally serviced at our Evansville, Indiana location or other specialized servicing centers. Real estate loans previously acquired or originated through centralized distribution channels are serviced by MorEquity, Inc. (MorEquity), a wholly-owned subsidiary of SLFC, all of which are subserviced by Nationstar Mortgage LLC (Nationstar), except for certain securitized real estate loans, which are serviced and subserviced by third parties. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

CENTRALIZED SUPPORT

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our consumer and real estate business segment lending specialists to service our customers and market our products. Our centralized operational functions support the following:

•                 mail and telephone solicitations;

•                 payment processing and collections;

•                 foreclosure and real estate owned processing;

•                 real estate escrow accounts;

•                 collateral protection insurance tracking; and

•                 charge-off recovery operations.

Item 1.  Continued

OPERATIONAL CONTROLS

We control and monitor our business segments through a variety of methods including the following:

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

•                 Our compliance department assesses the Company’s compliance with federal and state regulations, as well as its compliance with our internal policies and procedures; manages our regulatory examination process; and maintains our consumer complaint resolution and reporting process.

•                 Our internal audit department audits the Company for adherence to operational policy and procedure and compliance with federal and state law and regulation.

REGULATION

Consumer and Real Estate Business Segments

Federal Laws. Various federal laws and regulations govern our consumer and real estate business segments including:

•                 the Equal Credit Opportunity Act (prohibits discrimination against creditworthy applicants) and Consumer Financial Protection Bureau (the Bureau) Regulation B, which implements that Act;

•                 the Fair Credit Reporting Act (governs the accuracy and use of credit bureau reports);

•                 the Truth in Lending Act (governs disclosure of applicable charges and other finance receivable terms) and Bureau Regulation Z, which implements that Act;

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

•                 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act);

•                 the Gramm-Leach-Bliley Act (governs the handling of personal financial information) and Bureau Regulation P, which implements that Act; and

•                 the Federal Trade Commission Act.

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

In third quarter 2009, MorEquity entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the Home Affordable Modification Program (HAMP). On February 1, 2011, MorEquity entered into subservicing agreements for the servicing of its real estate loans with Nationstar. Loans subserviced by Nationstar that are eligible for modification pursuant to HAMP guidelines are subject to HAMP.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law, and the regulations promulgated under it, is likely to affect our operations in terms of increased oversight of financial services products by the Bureau and the imposition of restrictions on the terms of certain loans. The Bureau has significant authority to implement and enforce Federal consumer finance laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. Many of these regulations will be phased in over the next year.

The Dodd-Frank Act gave the Bureau broad powers to supervise financial services entities and enforce consumer protection laws. Currently, the Bureau only has supervisory authority over us with respect to mortgage servicing and mortgage origination, which allows the Bureau to conduct an examination of our mortgage servicing practices and our prior mortgage origination practices. The Dodd-Frank Act also gives the Bureau supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The Bureau has not yet promulgated regulations which designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the Bureau with respect to our consumer loan business. We expect to be designated as a “larger participant.” In addition to its supervision and examination authority, the Bureau is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates Federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. We have not been notified of any planned examinations or enforcement actions by the Bureau.

State Laws. Various state laws and regulations also govern our consumer and real estate business segments. Many states have laws that are similar to the federal laws referred to above. While federal law preempts state law in the event of certain conflicts, compliance with state laws and regulations is still required in the absence of conflicts.

Item 1.  Continued

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

There is a clear trend of increased state regulation, as well as more detailed reporting, more detailed examinations, and coordination of examinations among the states.

Prospective Lending Legislation. The U.S. government and a number of states, counties, and cities have enacted or may be considering, laws, regulations, or rules that restrict the credit terms or other aspects of residential mortgage loans that are typically described as “high cost mortgage loans” or “higher-priced mortgage loans.” These laws or regulations, if adopted, may limit or restrict the terms of covered loan transactions and may also impose specific statutory liabilities in cases of non-compliance. Additionally, some of these laws may restrict our other business activities.

Insurance Business Segment

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

•                 reserve requirements for unearned premiums, losses, and other purposes; and

•                 claims processing.

Every jurisdiction in which we operate regulates credit insurance premium rates and premium refund calculations.

Item 1.  Continued

COMPETITION

The consumer finance industry is highly competitive, and the barriers to entry for new competitors are relatively low in the market segment in which we operate. We compete with other consumer finance companies, as well as other types of financial institutions within our geographic footprint and over the Internet, including community banks, credit unions, and smaller regional finance companies, that offer similar products and services. These companies compete with us in terms of price and speed of service, as well as flexibility of credit underwriting requirements.

Our insurance business segment supplements our consumer and real estate business segments. We believe that our insurance companies’ abilities to market insurance products through our distribution systems provide a competitive advantage.

Available Information

SLFC files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including SLFC) file electronically with the SEC. Readers may also read and copy any document that SLFC files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

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

Item 1.  Continued

RISKS RELATED TO OUR BUSINESS

Our consolidated results of operations and financial condition have been adversely affected by economic conditions and other factors, including high unemployment and the troubled residential real estate market, and we do not expect these conditions to significantly improve in the near future.

Our actual consolidated results of operations or financial condition may differ from the consolidated results of operations or financial condition that we anticipate or that we achieved in the past. We believe that generally the factors affecting our consolidated results of operations or financial condition relate to: general economic conditions, such as unemployment levels, housing markets, and interest rates; our ability to successfully underwrite lending risk; our ability to cost-effectively access the capital markets to support our business; fluctuations in the demand for our products and services and the effectiveness of our distribution channels; and natural disasters, acts of war, terrorism or catastrophes or high energy costs, major medical expenses, divorce or death that affect our customers, collateral, and branches or other operating facilities.

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

Defaults by borrowers on finance receivables could cause losses to us, could lead to increased claims relating to non-prime or sub-prime loan origination practices, and could encourage increased or changing regulation. Any increased or changing regulation could limit the availability of, or require changes in, the terms of personal loan products that we offer, and could also require us to devote additional resources to comply with the new and changing regulation.

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

Our ability to collect on finance receivables depends on our borrowers’ ability and willingness to repay the amounts that they have borrowed. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates or home values, unemployment, high energy costs, major medical expenses, divorce or death or due to natural disasters, acts of war or terrorism, or other

Item 1A.  Continued

causes over which we have no control, could have a material adverse effect on our earnings and financial condition. Further, a substantial majority of our borrowers are subprime or non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions such as those that have persisted over the last few years. In addition, although the vast majority of our real estate loans are fixed-rate loans, rising interest rates may increase the credit risks associated with certain types of residential real estate loans in our portfolio, such as adjustable-rate real estate loans. At December 31, 2012, 5% of our real estate loan portfolio was subject to adjustable rates. Accordingly, when short-term interest rates rise, required monthly payments from homeowners who have adjustable rate loans will rise under the terms of these real estate loans, and this may increase borrower delinquencies and defaults. In addition, we cannot be certain that our policies and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the finance receivable portfolio.

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

•                 there is borrower fraud or if a payment default occurs on a finance receivable shortly after its origination;

•                 we fail to comply, at the individual finance receivable level or otherwise, with regulatory requirements; and

•                 in limited instances, an individual finance receivable reaches certain defined finance delinquency limits.

As a result of the current market environment, we believe that many purchasers of real estate loans (including through securitizations) are particularly aware of the conditions under which originators must indemnify purchasers or repurchase finance receivables, and would benefit from enforcing any repurchase remedies that they may have. Theoretically our exposure to repurchases or our indemnification obligations under our representations and warranties could include the current unpaid balance of all finance receivables that we have sold or securitized and which are not subject to settlement agreements with purchasers.

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

Item 1A.  Continued

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets and liabilities. We use a proprietary credit risk management system, which provides decision support to the underwriters and is used in automated underwriting as a key control function. A key component of the system is the credit risk modeling component used to assess the credit risk of potential borrowers. That assessment is derived from the applicant’s credit profile and application information and evaluated by proprietary credit risk scoring models. To the extent the models do not adequately identify potential risks, the valuations produced would not adequately represent the risk profile of the borrower and could result in a riskier finance receivable profile than originally identified. Our risk management policies, procedures, and techniques, including our scoring technology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify additional risks to which we may become subject in the future.

Item 1A.  Continued

We may be unable to maintain or grow our finance receivable origination volume, which could cause us to implement changes to our business and adversely affect our business prospects, liquidity, financial condition, results of operations, or cash flows.

Our finance receivable origination business consists of personal loans. Through January 15, 2013, we also purchased retail sales contracts and revolving retail accounts arising from the retail sale of consumer goods and services by retail merchants. Prior to January 1, 2012, we also originated real estate loans. We continually evaluate the type and mix of finance receivables that we believe are prudent to originate. Our ability to originate new finance receivables is dependent on a number of factors, including, but not limited to, consumer demand for finance receivables, economic conditions, interest rates and property values, as well as our access to financing, the terms of such financing, and the amount of capital we have available to originate finance receivables. Since September 2008, one or more of these factors has contributed to a significant reduction in the number and dollar amount of our real estate loan originations. In particular, our traditional borrowing sources, including our ability to cost effectively issue large amounts of unsecured debt in the capital markets, have not been available. We currently expect our near-term sources of funding to originate finance receivables and for other purposes to be more limited than those that were available to us prior to September 2008.

We have ceased our real estate loan originations as of January 1, 2012. In addition, in the first half of 2012, we closed 231 branches and ceased consumer lending and retail sales financing in certain states. Any or all of these events could adversely affect our business prospects, liquidity, financial condition, results of operations, or cash flows, in particular by reducing the amount of cash generated from operations that is available to service our significant indebtedness. Moreover, the benefit to our liquidity positions from these measures may not be as significant as we anticipate or may not materialize at all.

Any additional decisions to close branches or cease consumer lending may result in the recording of additional special charges, such as workforce reduction costs. Furthermore, ceasing to originate real estate loans impairs our ability to offer our customers a broad suite of products. Customers may decide to seek out our competitors that have the ability to offer products that address all of our customers’ lending needs. Loss of business due to our inability to provide a full service option to our customers as we have done in the past could adversely affect our business prospects, liquidity, financial condition, results of operations, or cash flows.

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

Item 1A.  Continued

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

A significant risk associated with these finance receivables is a substantial increase in interest rates. If rates increased substantially, the market value of these finance receivables would decline, and the weighted-average life of the finance receivables would increase if prepayments slowed. Moreover, an increase in interest rates could increase the cost to finance our assets.

In addition to interest rate changes, the market values of our finance receivables may also decline for a number of reasons, such as increases or expected increases in defaults, increases or expected increases in voluntary prepayments for those finance receivables that are subject to prepayment risk, or widening of credit spreads.

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

We are not able to track the default status of the senior lien loans for our second mortgages if we are not the holder of the senior loan.

Second mortgages constituted 7% of our real estate loans as of December 31, 2012. When we hold the second mortgage, either we or another creditor holds the first mortgage on the property, and our second mortgage is subordinate in right of payment to the first mortgage holder’s right to receive payment. We are not able to track the default status of a first mortgage for our second mortgages if we are not the holder of the related first mortgage. In such instances, the value of our second mortgage may be lower than our records indicate.

We are a party to various lawsuits and proceedings which, if resolved in a manner adverse to us, could materially adversely affect our consolidated results of operations or financial condition.

We are a party to various legal proceedings, including certain purported class action claims, arising in the ordinary course of our business. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including, in some jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could have a material adverse effect on our consolidated results of operations or financial condition. See “Legal Contingencies” in Note 21 of the Notes to Consolidated Financial Statements in Item 8 for further information.

Item 1A.  Continued

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

Item 1A.  Continued

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

If a real estate loan goes into default, we will start foreclosure proceedings in appropriate circumstances, which could result in our taking title to the mortgaged real estate. We also will consider alternatives to foreclosure, such as “short sales,” where we do not take title to mortgaged real estate. There is a risk that toxic or hazardous substances could be found on property after we take title. As the owner of any property where hazardous waste is present, we could be held liable for clean-up and remediation costs, as well as damages for personal injuries or property damage caused by the condition of the property. We can be responsible for these costs if we are in the chain of title for the property, even if we were not responsible for the contamination, and even if the contamination is not discovered until after we have sold the property. Costs related to these activities and damages could be substantial. Although we have policies and procedures in place to investigate properties for potential hazardous substances before taking title to properties, these reviews may not always uncover potential environmental hazards.

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

Item 1A.  Continued

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

RISKS RELATED TO OUR INDEBTEDNESS

If current market conditions deteriorate and our financial performance does not improve, we may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control.

Continued challenging economic conditions have negatively affected our financial condition and results of operations. Current economic conditions have negatively affected the markets in which we conduct our business and the capital markets on which we depend to finance our operation. If current market conditions deteriorate and our financial performance does not improve, we may not be able to generate sufficient cash to service our debt. At December 31, 2012, we had $1.4 billion of cash and cash equivalents and in 2012 we generated a net loss of $220.7 million and net cash inflow from operating and investing activities of $1.6 billion. At December 31, 2012, our scheduled principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $2.1 billion. As of December 31, 2012, we had unpaid principal balances of $2.0 billion of unencumbered personal loans and $609.7 million of unencumbered real estate loans. In addition, SLFC may demand payment of some or all of its note receivable from SLFI ($538.0 million outstanding at December 31, 2012); however, SLFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SLFI in 2013. In order to meet our debt obligations in 2013 and beyond, we are exploring a number of other options, including additional debt financings (particularly new securitizations involving real estate and personal loans and possible new issuances and/or debt refinancing transactions), or a combination of the foregoing. We are also considering finance receivable portfolio sales.

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

Further, our ability to refinance our debt on attractive terms or at all, as well as the timing of any refinancings, depends upon a number of factors over which we have little or no control, including general economic conditions, such as unemployment levels, housing markets and interest rates, disruptions in the financial markets, the market’s view of the quality, value, and liquidity of our assets, our current and

Item 1A.  Continued

potential future earnings and cash flows, and our credit ratings. In addition, any financing, particularly any securitization, that is reviewed by a rating agency is subject to the rating agency’s view of the quality and value of any assets supporting such financing, our processes to generate cash flows from, and monitor the status of, such assets, and changes in the methodology used by the rating agencies to review and rate the applicable financing. This process may require significant time and effort to complete and may not result in a favorable rating or any rating at all, which could reduce the effectiveness of such financing or render it unexecutable.

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

We currently have a significant amount of indebtedness. At December 31, 2012, we had $13.4 billion in principal amount of indebtedness outstanding (including securitizations and secured indebtedness). Interest expense on our indebtedness was $1.1 billion in 2012. There can be no assurance that we will be able to repay or refinance our debt in the future.

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

Item 1A.  Continued

Our secured term loan and certain of our outstanding notes contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Springleaf Financial Funding Company (SFFC), a subsidiary of SLFC, is the borrower under the secured term loan. SLFC and most of its consumer finance operating subsidiaries guarantee the secured term loan. The secured term loan contains restrictions, covenants, and representations and warranties that apply to SLFC and certain of its subsidiaries. If SLFC, SFFC or any subsidiary guarantor fails to comply with any of these covenants or breaches these representations or warranties, such noncompliance would constitute a default under the secured term loan (subject to applicable cure periods), and the lenders could elect to declare all amounts outstanding under the agreements related thereto to be immediately due and payable and enforce their respective interests against collateral pledged under such agreements.

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

The restrictions described above may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity, and results of operations. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit was significantly affected by the substantial disruption in the U.S. residential mortgage and credit markets and credit rating downgrades on our debt. Historically, we funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Since September 2008, our traditional borrowing sources, including our ability to cost effectively issue large amounts of unsecured debt in the capital markets, have not been available. We currently expect our near-term sources of capital markets funding to be from debt transactions, including securitizations.

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

•                  SLFI’s ability to pay some or all of its note payable to SLFC ($538.0 million at December 31, 2012), if needed by SLFC to meet its liquidity needs;

•                  our continued ability to access debt and securitization markets and other sources of funding on favorable terms;

•                  our ability to complete on favorable terms, as needed, additional borrowings, securitizations, finance receivable portfolio sales, or other transactions to support liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which would affect profitability;

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

•                  the potential for declining financial flexibility and reduced income should we use more of our assets for securitizations and finance receivable portfolio sales; and

•                  the potential for reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios.

Item 1A.  Continued

Additionally, there are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans which are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•                  the liquidation and related losses within our real estate portfolio could be substantial and result in reduced cash receipts;

•                  our inability to grow our consumer loan portfolio with adequate profitability to fund operations, loan losses, and other expenses;

•                  our inability to monetize assets including, but not limited to, our access to debt and securitization markets and our note receivable from parent;

•                  the effect of federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the Bureau with broad authority to regulate and examine financial institutions), on our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•                  the potential for increasing costs and difficulty in servicing our loan portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our real estate loans that were originated or acquired centrally;

•                  potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

•                  the potential for additional unforeseen cash demands or accelerations of obligations;

•                  reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•                  the potential for declines in bond and equity markets; and

•                  the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans.

We intend to support our liquidity position by managing originations (including our decision to cease real estate loan originations effective January 1, 2012) and purchases of finance receivables (including our decision to no longer purchase retail sales finance receivables after January 15, 2013) and maintaining disciplined underwriting standards and pricing on such finance receivables. We intend to support operations and repay indebtedness with one or more of the following activities, among others: finance receivable collections, cash on hand, additional debt financings (particularly new securitizations and possible new issuances and/or debt refinancing transactions), finance receivable portfolio sales, or a combination of the foregoing. There can be no assurance that we will be successful in undertaking any of these activities to support our operations and repay our obligations.

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

Item 1A.  Continued

Our current ratings could adversely affect our ability to raise capital in the debt markets at attractive rates, which could negatively impact our results of operations and financial condition.

Each of Standard & Poor’s Rating Services (Standard & Poor’s), Moody’s Investors Service, Inc. (Moody’s), and Fitch, Inc. (Fitch) rates our debt. On September 7, 2011, Fitch downgraded SLFC’s ratings, and on February 3, 2012, Standard & Poor’s downgraded SLFC’s ratings. On June 1, 2012, Moody’s downgraded the Company’s debt. These rating actions resulted in downward price pressure for SLFC’s outstanding debt.

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

The more limited securitization markets since 2007 have impaired our ability to complete securitizations. Although we were able to complete a securitization during the third quarter of 2011 and three during 2012, the securitization market remains constrained, and we can give no assurances that we will be able to complete additional securitizations.

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

Item 1A.  Continued

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

The consumer finance industry is highly competitive, and the barriers to entry for new competitors are relatively low in the markets in which we operate. Our profitability depends, in large part, on our ability to originate finance receivables. We compete with other consumer finance companies as well as other types of financial institutions that offer similar products and services in originating finance receivables. Some of these competitors may have considerably greater financial, technical, and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law, and the regulations already promulgated and to be promulgated under it, are likely to affect our operations in terms of increased oversight of financial services products by the Bureau, and the imposition of restrictions on the allowable terms for certain consumer credit finance receivables. The Bureau has significant authority to implement and enforce Federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, or abusive acts and practices. In addition, the Dodd-Frank Act provides the Bureau with broad supervisory, examination, and enforcement authority over various consumer financial products and services. The Dodd-Frank Act and accompanying regulations will be phased in over a one-

Item 1A.  Continued

to three-year period, and we cannot predict the terms of the final regulations, their intended consequences, or how such regulations will affect us or our industry. A Director for the Bureau was appointed as a recess appointment in early January 2012. Although there is a question over whether the appointment was valid, the Bureau and Director are taking the position that the Bureau has the authority to supervise and examine non-depository institutions such as SLFC and its subsidiaries.

The Dodd-Frank Act may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are transferred, sold, or conveyed through issuance of asset-backed securities (ABS). Moreover, the SEC has proposed significant changes to Regulation AB, which, if adopted in their present form, could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities. The SEC also has proposed rules that would require issuers and underwriters to make any third-party due diligence reports on ABS publicly available. In addition to the foregoing, the Federal Reserve, the Treasury, and other federal, state, and local governmental and regulatory bodies may continue to enact additional legislation or undertake regulatory actions designed to address the recent economic crisis or for other purposes that could have a material and adverse effect on our ability to execute our business strategies. We cannot predict whether or when such additional actions may occur. However, such actions could have an impact on our business, results of operations, liquidity, and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our financial condition, liquidity, and results of operations.

The SEC recently solicited public comment on a wide range of issues relating to certain existing provisions of the Investment Company Act of 1940, as amended (Investment Company Act), including the nature of the assets that qualify for purposes of certain exemptions. There can be no assurance that the laws and regulations governing our Investment Company Act status, or SEC guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Real estate loan modification and refinancing programs and future legislative action may adversely affect the value of, and the returns on, our portfolio.

The U.S. Government has implemented a number of federal programs designed to assist homeowners, including HAMP, which provides homeowners with assistance in avoiding residential real estate loan foreclosures. HAMP involves, among other things, the modification of real estate loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend payment terms of the loans. Some of the real estate loans serviced by various third parties for certain of our subsidiaries may be eligible for modification under HAMP. Other existing or future government programs designed to assist homeowners also could affect the servicing of, and our ability to foreclose on, real estate loans.

HAMP (as it applies to those real estate loans serviced by third parties) and other existing or future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding real estate loans, may adversely affect the value of, and the returns on, our initial portfolio and the assets we acquire in the future.

Item 1A.  Continued

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

Item 1A.  Continued

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

In addition, the Bureau has extensive authority to enforce consumer protection laws, and likely will have supervisory authority over our consumer lending business once it promulgates “larger participant” regulations for consumer lending. The Bureau’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the manner in which they are offered, among other things.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years. Ocean Finance and Mortgages Limited (Ocean), our United Kingdom subsidiary, currently leases one facility under a lease that expires in 2018. Ocean also leases land on which it owns an office facility in Tamworth, England under a 999 year land lease that expires in 3001. Since January 2013, we have leased an additional executive office in Connecticut under a lease that expires in 2015 and an administrative office in Delaware under a lease that expires in 2020.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2012, SLFC subsidiaries owned two branch offices in Riverside and Barstow, California, one branch office in Isabela, Puerto Rico, one branch office in Terre Haute, Indiana, and seven buildings in Evansville, Indiana. The Evansville buildings house our administrative offices, our centralized services and support operations for our consumer and real estate business segments, and one of our branch offices. On February 28, 2013, the branch office in Evansville, Indiana was sold.

Item 3. Legal Proceedings.

See Note 21 of the Notes to Consolidated Financial Statements in Item 8.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for SLFC’s common stock. All of SLFC’s common stock is held by SLFI. SLFC did not pay any cash dividends on its common stock in 2012 or 2010. SLFC paid $45.0 million of cash dividends on its common stock in May 2011. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 regarding limitations on the ability of SLFC and its subsidiaries to pay dividends.

On each of January 10, 2012 and July 11, 2012, SLFC issued one share of SLFC common stock to SLFI for $10.5 million each in order to satisfy a non-debt capital funding requirement with respect to SLFC’s hybrid debt. Similarly, on January 11, 2013, SLFC issued one share of SLFC common stock to SLFI for $10.5 million in order to satisfy SLFC’s hybrid debt semi-annual interest payments due in January 2013. Each share of SLFC common stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. See “Capital Resources and Liquidity – Capital Resources” in Item 7 of this Annual Report on Form 10-K for further information on SLFC’s hybrid debt.

Item 6. Selected Financial Data.

As a result of the FCFI Transaction, a new basis of accounting was established and, for accounting purposes, the old entity (the Predecessor Company) was terminated and a new entity (the Successor Company) was created. This distinction is made throughout this Annual Report on Form 10-K through the inclusion of a vertical black line between the Successor Company and the Predecessor Company columns.

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010.

As a result of the application of push-down accounting, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the one month ended December 31, 2010 and the years ended December 31, 2011 and 2012 have been the same as those reported if push-down accounting had not been applied. Additionally, key ratios of the Successor Company are not comparable to those of the Predecessor Company, nor are they comparable to other institutions due to the new accounting basis established.

Item 6.  Continued

You should read the following selected financial data in conjunction with the consolidated financial statements and related notes in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

		Successor				Predecessor
		Company				Company
			At or for the		At or for the
	At or for the	At or for the	One Month		Eleven Months	At or for the	At or for the
	Year Ended	Year Ended	Ended		Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,		November 30,	December 31,	December 31,
(dollars in thousands)	2012	2011	2010		2010 (a)	2009	2008

Consolidated Statements of Operations Data:
Interest income	$1,686,202	$1,859,492	$178,807		$1,673,465	$2,069,236	$2,587,167
Interest expense	1,060,950	1,258,279	117,676		978,364	1,050,164	1,209,920
Provision for finance receivable losses	337,603	332,321	38,705		444,273	1,263,761	1,068,829
Other revenues	108,003	151,798	31,125		241,529	147,600	147,099
Other expenses	707,492	743,748	61,968		736,897	791,558	1,380,210
Income (loss) before provision for (benefit from) income taxes	(311,840)	(323,058)	1,460,765		(244,540)	(888,647)	(924,693)
Net income (loss)	(220,686)	(224,723)	1,462,904	(b)	(4,454)	(473,865)	(1,307,234)

Consolidated Balance Sheet Data:
Net finance receivables	$11,696,727	$13,016,119	$14,171,598		N/A	$18,215,373	$23,843,816
Allowance for finance receivable losses	(180,136)	(72,000)	(7,120)		N/A	(1,516,298)	(1,126,233)
Net finance receivables, less allowance for finance receivable losses	11,516,591	12,944,119	14,164,478		N/A	16,699,075	22,717,583
Total assets	14,654,771	15,382,414	18,132,960		N/A	22,587,597	26,078,492
Long-term debt	12,454,316	12,885,392	14,940,989		N/A	17,475,107	20,482,271
Total liabilities	13,391,578	13,973,615	16,441,834		N/A	20,211,983	23,984,012
Total shareholder’s equity	1,263,193	1,408,799	1,691,126		N/A	2,375,614	2,094,480

Other Operating Data:
Ratio of earnings to fixed charges (c)	N/A	N/A	N/M	(d)	N/A	N/A	N/A

Historical Accounting Basis Data (e):
Loss before provision for (benefit from) income taxes	$(41,771)	$(142,071)	$(24,520)		$(244,540)	$(888,647)	$(924,693)
Net loss	(42,893)	(107,082)	(22,381)		(4,454)	(473,865)	(1,307,234)

__________________

(a)           Not applicable. The Consolidated Balance Sheets are presented at December 31; therefore, balance sheet information at November 30, 2010 is not applicable.

(b)          Net income for the one month ended December 31, 2010 included a bargain purchase gain of $1.5 billion resulting from the FCFI Transaction.

(c)           Earnings did not cover total fixed charges by $311.8 million in 2012, $323.1 million in 2011, $244.5 million during the eleven months ended November 30, 2010, $888.6 million in 2009, and $924.7 million in 2008.

(d)          Not meaningful

(e)           The historical accounting basis uses the same accounting basis that we employed prior to the FCFI Transaction, which is a basis of accounting other than U.S. GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes in Item 8.

An index to our management’s discussion and analysis follows:

Our Business

We are a leading national consumer finance company offering responsible consumer lending products and related credit insurance products to “Main Street” America with over $14.7 billion of total assets at December 31, 2012. We continue to service over 973,000 finance receivable customer accounts through our 852 branch offices in the United States, Puerto Rico, and the U.S. Virgin Islands as of December 31, 2012. Although the majority of our consumer lending operations involve decentralized branch-based lending, we also utilize our centralized support operations located in Evansville, Indiana and other specialized servicing centers. Our branch-based and related centralized support personnel total over 3,600 people.

OUR PRODUCTS

Personal Loans

We offer personal loans to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of 2 to 4 years. These personal loans are generally secured by titled personal property (such as automobiles), consumer goods or other personal property, but some are unsecured. At December 31, 2012, $1.4 billion, or 52%, of our personal loan portfolio was secured by “hard” collateral such as automobiles, $865.2 million, or 33%, was secured by consumer goods or other items of personal property, and the remainder was unsecured.

Item 7.  Continued

Insurance Products

In addition to personal loans, we offer credit insurance (life, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. We also require credit-related property and casualty insurance, when needed, to protect our interest in the property pledged as collateral for the finance receivable. Credit insurance and non-credit insurance products are provided by Merit and Yosemite, subsidiaries of SLFC. The ancillary products are home security and auto security membership plans and home appliance service contracts of unaffiliated companies. Our consumer lending specialists, who, where required, are licensed to offer insurance and ancillary products.

Legacy Products

Through January 15, 2013, we purchased retail sales contracts and revolving retail accounts arising from the retail sale of consumer goods and services by retail merchants. Retail sales contracts are closed-end accounts that represent a single purchase transaction, generally have maximum original terms of 60 months, and are secured by the personal property designated in the contract. Revolving retail are open-end accounts that can be used for financing repeated purchases from the same merchant, generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances, and are secured by the goods purchased. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail collectively as “retail sales finance.”

Prior to 2012, we also originated real estate loans. These loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Although we ceased our real estate lending as of January 1, 2012, we continue to service the liquidating real estate loans and support any advances on open-end accounts.

OUR INDUSTRY

Based on independently sourced data, the consumer lending industry is a $2.1 trillion market, with 30% - 40% of the current market as non-prime customers. These customers have ongoing need for access to credit, however supply has fallen over the last decade due to macro-economic conditions and banks refocusing on the prime and super-prime segments. Additionally, many of the consumer finance companies that previously served this segment have been acquired or ceased operations. This imbalance of supply and demand has led to a proliferation in recent years of payday, title and other high cost lenders. We believe the Company's strategy of prudent underwriting of fairly priced loans to this customer segment positions it well to capitalize on these current market opportunities and to achieve its goal of growing its personal loan business.

2012 Overview

RESTRUCTURING ACTIVITIES AND CORPORATE REORGANIZATION

As part of our 2012 strategic review of our operations, we initiated the following restructuring activities during the first half of 2012:  (1) we ceased originating real estate loans nationwide and in the United Kingdom effective January 1, 2012 to focus on our other lending products, which we believe have greater growth potential; (2) we also ceased personal lending and retail sales financing in 14 states where we do not have a significant presence; (3) we consolidated certain branch operations in 26 states; and (4) we closed 231 branch offices. As a result of these restructuring activities, our workforce was reduced by 820

Item 7.  Continued

employees, and we incurred a pretax charge of $23.5 million during the first half of 2012. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for the components of this restructuring charge.

In mid-2012, SLFI took the initial steps to explore additional growth opportunities, including centralized online lending and strategic acquisitions of loan portfolios. SLFI created Springleaf Consumer Loan, Inc. (SCLI) for centralized online lending to customers out of the SLFC branch footprint. In addition to direct lending, SCLI has established certain strategic alliances with our state branch operating entities to provide online loan processing services for customers who are located in the geographic footprint of our branch network, but who prefer the convenience of interacting with us primarily online. Among other things, SCLI provides loan application processing and credit underwriting services on behalf of our branch offices for loan applications submitted through a centralized online or telephone application system that are within the branch footprint. SLFI also created Springleaf Acquisition Corporation (SAC) for potential portfolio and other acquisitions. Subsidiaries of SAC and certain third parties recently entered into an agreement to purchase and service a portfolio of real estate and personal loans. SCLI and SAC are not subsidiaries of SLFC.

In 2012, SLFI and SLFC realigned their internal structure related to the provision of certain administrative services. Historically, the employer for all of our employees has been Springleaf Finance Management Corporation (SFMC), a subsidiary of SLFC. SFMC provided management services for all of our companies, and also provided the employees who work in the branches for our state consumer lending entities. Because employees who work at our headquarters and certain other employees provide services to all of our entities, including subsidiaries of SLFI, in late 2012 we reassigned over 1,000 employees who provide those services from SFMC to a new management corporation (Springleaf General Services Corporation) (SGSC), a subsidiary of SLFI. Employees who work in the branches or primarily provide services to our branch system remain employees of SFMC. Most SLFI subsidiaries, including SFMC and the state consumer lending entities, have entered into a services agreement with SGSC for the provision of various centralized services, such as accounting, human resources, and information technology support. These services previously had been provided by SFMC.

This reassignment of employees and the intercompany agreements related to the structural realignment are not expected to result in a material increase in the costs and expenses that SLFC would have incurred had this reorganization not taken place. We expect to continue to focus on the consumer business segment which is the core of our present operations. SGSC is not a subsidiary of SLFC.

SALE OF FINANCE RECEIVABLES AND MORTGAGE BROKERAGE BUSINESS

On August 29, 2012, Ocean Money Limited (Ocean Money), and Ocean Money (II) Limited (Ocean Money (II)), wholly owned subsidiaries of Ocean and our indirect subsidiaries, sold their entire finance receivable portfolios totaling $103.1 million, which resulted in a gain of $6.3 million. On August 31, 2012, Ocean, Ocean Money, and Ocean Money (II) sold their mortgage brokerage business consisting of various intangible assets including supplier lists, records, sales, marketing and promotional material, the business pipeline, the client database and records, and the Ocean brand name, which resulted in a gain of $0.6 million. As a result of the sales of these assets, as well as our decision to cease loan originations in the United Kingdom, we recorded a loss of $4.6 million in the third quarter of 2012, which represented the full impairment of our United Kingdom customer lists intangible assets and wrote off $1.4 million of related fixed assets.

Item 7.  Continued

SECURITIZATIONS

We completed the following securitization transactions during 2012:

2012-1 Securitization

On April 20, 2012, SLFC effected a private securitization transaction in which SLFC caused Eleventh Street Funding LLC (Eleventh Street), a special purpose vehicle wholly owned by SLFC, to sell $371.0 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-1 (the 2012-1 Trust), with a 4.38% weighted average yield, to certain investors. Eleventh Street sold the mortgage-backed notes for $367.8 million, after the price discount but before expenses. Eleventh Street initially retained $42.6 million of the 2012-1 Trust’s subordinate mortgage-backed notes.

2012-2 Securitization

On August 8, 2012, SLFC effected a private securitization transaction in which SLFC caused Twelfth Street Funding LLC (Twelfth Street), a special purpose vehicle wholly owned by SLFC, to sell $750.8 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-2 (the 2012-2 Trust), with a 3.59% weighted average yield, to certain investors. Twelfth Street sold the mortgage-backed notes for $749.7 million, after the price discount but before expenses. SLFC initially retained $107.7 million of the 2012-2 Trust’s subordinate mortgage-backed notes.

2012-3 Securitization

On October 25, 2012, SLFC effected a private securitization transaction in which SLFC caused Fourteenth Street Funding LLC (Fourteenth Street), a special purpose vehicle wholly owned by SLFC, to sell $787.4 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-3 (the 2012-3 Trust), with a 2.80% weighted average yield, to certain investors. Fourteenth Street sold the mortgage-backed notes for $787.2 million, after the price discount but before expenses. Fourteenth Street initially retained $112.3 million of the 2012-3 Trust’s subordinate mortgage-backed notes.

LEGAL SETTLEMENT

A lawsuit filed in 1996 against our South Carolina operating entity was settled on August 27, 2012, and final approval of the settlement was obtained on November 19, 2012. At December 31, 2012, the remaining reserve for this class action lawsuit totaled $3.5 million. Funds were distributed beginning in late December 2012. Aggregate settlement costs paid in 2012 totaled $30.3 million, which included $16.8 million paid to class members who made claims and $13.5 million in attorney fees and costs. In addition, we paid $3.5 million of unclaimed funds to South Carolina charities in February 2013. See Note 21 of the Notes to Consolidated Financial Statements in Item 8 for further information on this legal settlement.

2013 Developments and Outlook

CESSATION OF PURCHASES OF RETAIL SALES FINANCE RECEIVABLES

Effective January 16, 2013, we ceased purchasing retail sales finance receivables so that we could focus our lending efforts on personal loans.

Item 7.  Continued

REPAYMENTS OF LONG-TERM DEBT

In January 2013, we repaid $498.9 million of long-term debt consisting of $431.6 million (€345.2 million) of Euro denominated notes, $53.6 million of securitizations, and $13.7 million of retail notes.

SECURITIZATION

On February 19, 2013, SLFC effected a private securitization transaction in which SLFC caused Tenth Street Funding LLC (Tenth Street), a special purpose vehicle wholly owned by SLFC, to sell $567.9 million of notes backed by personal loans of Springleaf Funding Trust 2013-A (the 2013-A Trust), at a 2.83% weighted average yield, to certain investors. Tenth Street sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement of the transaction. 2013-A Trust subordinate asset-backed notes totaling $36.4 million were initially retained by Tenth Street.

OUTLOOK

Assuming the U.S. economy performs in a relatively positive manner, we expect to maintain the favorable trends in credit quality of our personal loans and liquidating retail sales finance receivables that has been achieved during 2012. The improved credit quality of our consumer loan portfolio is the result of our collection efforts, tighter underwriting guidelines, and response to changing economic conditions as we focus on our personal loans to meet the growing demand for consumer credit. With our real estate loan portfolio liquidating, we anticipate our credit quality ratios for real estate loans will likely remain under pressure.

Item 7.  Continued

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our business segments is provided under “Segment Results.”

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Interest income:
Finance charges	$1,683,462	$1,859,492	$178,807	$1,653,047
Finance receivables held for sale originated as held for investment	2,740	-	-	20,418
Total interest income	1,686,202	1,859,492	178,807	1,673,465

Interest expense	1,060,950	1,258,279	117,676	978,364

Net interest income	625,252	601,213	61,131	695,101

Provision for finance receivable losses	337,603	332,321	38,705	444,273

Net interest income after provision for finance receivable losses	287,649	268,892	22,426	250,828

Other revenues:
Insurance	126,423	120,190	11,269	113,604
Investment	27,792	34,533	431	37,787
Other	(46,212)	(2,925)	19,425	90,138
Total other revenues	108,003	151,798	31,125	241,529

Other expenses:
Operating expenses:
Salaries and benefits	319,932	359,724	31,168	390,255
Other operating expenses	303,378	342,910	26,215	303,066
Restructuring expenses	23,503	-	-	-
Insurance losses and loss adjustment expenses	60,679	41,114	4,585	43,576
Total other expenses	707,492	743,748	61,968	736,897

Bargain purchase gain	-	-	1,469,182	-

Income (loss) before benefit from income taxes	(311,840)	(323,058)	1,460,765	(244,540)

Benefit from income taxes	(91,154)	(98,335)	(2,139)	(240,086)

Net income (loss)	$(220,686)	$(224,723)	$1,462,904	$(4,454)

Item 7.  Continued

Comparison of Consolidated Results for 2012 and 2011

Finance charges decreased due to the net of the following:

(dollars in thousands)
Year Ended December 31,	2012

Decrease in average net receivables	$(163,551)
Decrease in yield	(16,358)
Increase in number of days in 2012	3,879
Total	$(176,030)

Average net receivables decreased in 2012 when compared to 2011 primarily due to the cessation of new originations of real estate loans as of January 1, 2012 and branch office closings during 2012, partially offset by an increase in personal loans average net receivables as we focus on consumer lending that we believe will provide higher returns and allow us to operate on a more cost-effective basis.

Yield decreased in 2012 when compared to 2011 primarily due to the increase in Troubled Debt Restructuring (TDR) finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables) and lower accretion of the net discount applied to non-credit impaired personal loan and retail sales finance receivables, partially offset by a higher proportion of personal loans in our finance receivable portfolio, which have higher yields. As a result of the FCFI Transaction, we revalued our finance receivable portfolio based on its fair value on November 30, 2010, which had a greater impact on increasing our personal loan and retail sales finance yields in 2011 due to higher discount accretion. The decrease in yield in 2012 also reflected lower finance charges resulting from the out-of-period adjustment described below.

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

Interest expense decreased due to the following:

(dollars in thousands)
Year Ended December 31,	2012

Decrease in average borrowings	$(124,038)
Decrease in interest rate	(73,291)
Total	$(197,329)

Average borrowings decreased in 2012 when compared to 2011 primarily due to liquidity management efforts, including debt maturities and repurchases in 2012 totaling $3.0 billion. Our interest rate decreased in 2012 when compared to 2011 primarily due to debt repurchases in 2012 resulting in lower accretion of net discount applied to long-term debt and three securitization transactions in 2012, which generally have lower interest rates. As a result of the FCFI Transaction, we revalued our long-term debt based on its fair value on November 30, 2010.

Item 7.  Continued

Provision for finance receivable losses increased $5.3 million in 2012 when compared to 2011. While our overall net finance receivables declined by 10.1% and our delinquency and charge-off trends improved in 2012 when compared to 2011, we increased our allowance for finance receivable losses (through the provision for finance receivable losses) by $108.1 million. The increase in the allowance for finance receivable losses during 2012 reflected the additional allowance requirements on our finance receivables originated after the FCFI Transaction date and on our real estate loans deemed to be TDR finance receivables subsequent to the FCFI Transaction date. The allowance for finance receivables losses was eliminated as of November 30, 2010 with the application of push-down accounting as the allowance was incorporated in the new fair value basis of the finance receivables as of the FCFI Transaction date.

Other revenues decreased $43.3 million in 2012 when compared to 2011 primarily due to unfavorable variances in foreign exchange gains (losses) on Euro denominated debt and related derivative adjustments and net loss on repurchases of debt in 2012, partially offset by foreign exchange transaction gains in 2012.

Salaries and benefits decreased $39.8 million in 2012 when compared to 2011 primarily due to having fewer employees in 2012 as a result of the restructuring activities during the first half of 2012.

Other operating expenses decreased $39.5 million in 2012 when compared to 2011 primarily due to fewer branch offices in 2012, lower amortization of other intangible assets resulting from the write off of Ocean trade names and customer relationships intangible assets in fourth quarter 2011 and Ocean customer lists intangible assets in third quarter 2012, lower professional services expenses, lower legal accruals, and lower real estate owned expenses, partially offset by additional expenses recorded in 2012 for refunds to Ocean customers relating to payment protection insurance.

We recorded restructuring expenses of $23.5 million during the first half of 2012. The branch office closings and workforce reductions were instituted as part of our efforts to return to profitability. However, there can be no assurance that these efforts alone will be effective in restructuring the Company to profitable operations. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for further information on the restructuring expenses.

Comparison of Consolidated Results for 2011 and Eleven Months Ended November 30, 2010

Finance charges increased due to the net of the following:

(dollars in thousands)
Year Ended December 31,	2011*

Increase in yield	$442,187
Decrease in average net receivables	(357,113)
Increase in number of days	121,371
Total	$206,445

________________

*                  Total change for the year ended December 31, 2011 (Successor Company) is compared to eleven months ended November 30, 2010 (Predecessor Company).

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

Item 7.  Continued

Interest expense increased due to the net of the following:

(dollars in thousands)
Year Ended December 31,	2011*

Increase in interest rate	$358,152
Decrease in average borrowings	(182,797)
Increase in number of days	104,560
Total	$279,915

___________________

*                  Total change for the year ended December 31, 2011 (Successor Company) is compared to eleven months ended November 30, 2010 (Predecessor Company).

Our interest rate increased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to the impact of valuation discount accretion resulting from the push-down accounting adjustments, which increased our interest rate by 290 basis points in 2011. Average borrowings decreased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to liquidity management efforts and the impact of push-down accounting adjustments, which decreased average borrowings by $1.2 billion in 2011.

Provision for finance receivable losses decreased $112.0 million in 2011 when compared to eleven months ended November 30, 2010. The 2011 provision for finance receivable losses reflected the requirements for allowance for finance receivable losses under the application of push-down accounting as of the FCFI Transaction date compared to the historical accounting basis for the eleven months ended November 30, 2010. The two bases of accounting are not comparable. The 2011 provision for finance receivable losses primarily reflected the establishment of new allowance requirements for newly originated finance receivables and for additional allowance requirements for real estate loans deemed to be TDR finance receivables after the FCFI Transaction date. The allowance for finance receivables losses was eliminated as of November 30, 2010 with the application of push-down accounting as the allowance was incorporated in the new fair value basis of the finance receivables as of the FCFI Transaction date. The provision for finance receivable losses for the eleven months ended November 30, 2010 reflected an overall reduction of allowance for finance receivables of 8.7%, compared to a reduction in our net finance receivables of 8.4%, as well as improved delinquency and charge-off trends for the period.

Other revenues decreased $93.1 million in 2011 when compared to the eleven months ended November 30, 2010 primarily due to an unfavorable variance in foreign exchange gains on Euro denominated debt and higher writedowns on real estate owned and net losses on sales of real estate owned reflecting the fragile U.S. residential real estate market.

Salaries and benefits decreased $30.5 million in 2011 when compared to the eleven months ended November 30, 2010 primarily due to lower medical claims and premiums paid by the Company in 2011 and fewer employees, partially offset by one more month in the 2011 period.

Other operating expenses increased $39.8 million in 2011 when compared to the eleven months ended November 30, 2010 primarily due to one more month in the 2011 period, the impact of push-down accounting adjustments (including the amortization of other intangible assets), higher professional services expenses, and higher advertising expenses, partially offset by lower legal accruals and lower administrative expenses allocated from our former indirect parent.

Item 7.  Continued

Reconciliation of Net Income (Loss) on Push-Down Accounting Basis to Historical Accounting Basis

Due to the nature of the FCFI Transaction, we applied push-down accounting to SLFC. The reconciliations of net income (loss) on a push-down accounting basis to our historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Net income (loss) - push-down accounting basis	$(220,686)	$(224,723)	$1,462,904	$(4,454)
Finance charge adjustments (a)	(187,883)	(248,599)	(35,374)	-
Interest expense adjustments (b)	222,966	341,246	28,868	-
Provision for finance receivable losses adjustments (c)	190,784	86,007	(1,488)	-
Repurchases of long-term debt adjustments (d)	38,997	-	-	-
Amortization of other intangible assets (e)	13,618	41,085	3,797	-
Benefit from income taxes (f)	(92,276)	(63,346)	-	-
Bargain purchase gain (g)	-	-	(1,469,182)	-
Other (h)	(8,413)	(38,752)	(11,906)	-
Net loss - historical accounting basis	$(42,893)	$(107,082)	$(22,381)	$(4,454)

___________________

(a)           Finance charge adjustments consist of: (1) the accretion of the net discount applied to non-credit impaired net finance receivables to revalue the non-credit impaired net finance receivables to their fair value at the date of the FCFI transaction using the interest method over the remaining life of the related net finance receivables; (2) the difference in finance charges earned on our pools of credit impaired net finance receivables under a level rate of return over the expected lives of the underlying pools of credit impaired finance receivables net of the finance charges earned on these finance receivables under historical accounting basis; and (3) the elimination of the accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts.

Components of finance charge adjustments consisted of:

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Accretion of net discount applied to non-credit impaired net finance receivables	$(164,223)	$(218,534)	$(35,831)	$-
Credit impaired finance receivables finance charges	(41,210)	(54,033)	(2,573)	-
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	17,550	23,968	3,030	-
Total	$(187,883)	$(248,599)	$(35,374)	$-

Item 7.  Continued

(b)          Interest expense adjustments consist of: (1) the accretion of the net discount applied to long-term debt to revalue the debt securities to their fair value at the date of the FCFI transaction using the interest method over the remaining life of the related debt securities; and (2) the elimination of the accretion or amortization of historical discounts, premiums, commissions, and fees.

Components of interest expense adjustments were as follows:

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Accretion of net discount applied to long-term debt	$280,122	$388,677	$34,806	$-
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(57,156)	(47,431)	(5,938)	-
Total	$222,966	$341,246	$28,868	$-

(c)           Provision for finance receivable losses consists of the allowance for finance receivable losses adjustments and net charge-offs quantified in the table below. Allowance for finance receivable losses adjustments reflects the net difference between our allowance adjustment requirements calculated under our historical accounting basis net of adjustments required under push-down accounting basis utilizing our methodologies described in Note 7 of the Notes to Consolidated Financial Statements in Item 8. Net charge-offs reflects the net charge off of loans at a higher carrying value under historical accounting basis versus the discounted basis to their fair value at date of the FCFI Transaction under push-down accounting basis.

Components of provision for finance receivable losses adjustments were as follows:

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Allowance for finance receivable losses adjustments	$286,770	$260,164	$22,195	$-
Net charge-offs	(95,986)	(174,157)	(23,683)	-
Total	$190,784	$86,007	$(1,488)	$-

(d)          Repurchases of long-term debt adjustments reflect the net loss on acceleration of the accretion of the net discount applied to long-term debt.

(e)           Amortization of other intangible assets reflects the amortization over the remaining estimated life of intangible assets established at the date of the FCFI transaction as a result of the application of push-down accounting.

(f)            Benefit from income taxes reflects the net tax impact of the net pretax impact of the other reconciling items between push-down accounting and historical accounting basis.

(g)          Bargain purchase gain reflects the gain realized under push-down accounting resulting from the net difference between the fair value of assets acquired and fair value of liabilities assumed less the fair value of consideration transferred that was allocated to SLFC as of the date of the FCFI Transaction.

(h)          “Other” items reflects less significant differences between historical accounting basis and push-down accounting basis relating to various items such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair

Item 7.  Continued

value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences all as of the date of the FCFI Transaction.

Segment Overview

Prior to our 2012 restructuring initiatives and further refinement of our business strategy, we had three business segments:  branch, centralized real estate, and insurance, which were defined by the types of financial service products we offered, the nature of our production processes, and the methods we used to distribute our products and to provide our services, as well as our management reporting structure.

At December 31, 2012, our three business segments include: consumer, insurance, and real estate. These business segments evolved primarily from management’s redefined business strategy, including its decision to cease real estate lending effective January 1, 2012 and to shift its focus to consumer loan products which we believe have significant prospects for growth and business development due to the strong demand in our target market of nonprime borrowers. We have redefined our segments to coincide with how our businesses are currently managed. As of December 31, 2012, our revised business segments include the following:

•                 Consumer Business Segment. We originate and service personal loans (secured and unsecured) in 26 states, which are our core operating states.

•                 Insurance Business Segment. We write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the consumer and real estate business segments offer to its customers. We also offer non-credit insurance and ancillary products.

•                 Real Estate Business Segment. We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices are either serviced by our branch personnel or centrally serviced at our Evansville, Indiana location or other specialized servicing centers. Real estate loans previously acquired or originated through centralized distribution channels are serviced by MorEquity, a wholly-owned subsidiary of SLFC, all of which are subserviced by Nationstar, except for certain securitized real estate loans, which are serviced and subserviced by third parties. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. As a result of the cessation of real estate lending effective January 1, 2012, all of our real estate loans are in a liquidating status.

The remaining components (which we refer to as “Other”) consist of our non-core and non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective core operations. These operations include our legacy operations in 14 states where we have also ceased personal lending and retail sales financing as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and Ocean.

Our revised business segment reporting allows management to better track and understand the Company’s performance, assess prospects for future net cash flows, isolate and evaluate core, growth operations versus non-core liquidating operations, and make more informed judgments about our operations as a whole.

Item 7.  Continued

Due to the nature of the FCFI Transaction (as described in Note 5 of the Notes to Consolidated Financial Statements in Item 8), we applied push-down accounting to SLFC. However, we continue to report our segment results using the same accounting basis that we employed prior to the FCFI Transaction, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand our operating results. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of our operating results to our competitors and other companies in the financial services industry. See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

We allocate revenues and expenses (on a historical accounting basis) to each segment using the following methodologies:

Finance charges	Directly correlated with a specific segment.
Interest expense

Disaggregated into three categories based on the underlying debt that the expense pertains to: (1) securitizations, (2) secured term loan, and (3) unsecured debt. Securitizations and the secured term loan are allocated to the segments whose finance receivables serve as the collateral securing each of the respective debt instruments. The unsecured debt is allocated to the segments based on the remaining balance of debt by segment.

Provision for finance receivable losses	Directly correlated with a specific segment except for allocations to “other,” which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.
Insurance revenues	Directly correlated with a specific segment.
Investment revenues	Directly correlated with a specific segment.
Other revenues

Directly correlated with a specific segment except for gains and losses on foreign currency exchange, debt repurchases, and derivatives. These items are allocated to the segments based on the interest expense allocation of unsecured debt.

Salaries and benefits	Directly correlated with a specific segment. Salaries and benefits not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Other operating expenses	Directly correlated with a specific segment. Other operating expenses not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Insurance losses and loss adjustment expenses	Directly correlated with a specific segment.

Item 7.  Continued

SEGMENT RESULTS

We evaluate the performance of each of our business segments based on its pretax operating earnings, which are presented below. Due to the changes in the composition of our previously reported business segments, we have restated the corresponding segment information presented in the following tables for the prior year periods. The pretax operating results for each business segment presented below are also disclosed in Note 24 of the Notes to the Consolidated Financial Statements in Item 8 for each period included on our consolidated statement of operations.

Consumer Business Segment

Pretax operating results of the consumer business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)

Year Ended December 31,	2012	2011	2010

Interest income:
Finance charges	$585,041	$534,861	$548,875
Finance receivables held for sale originated as held for investment	-	-	8,947
Total interest income	585,041	534,861	557,822

Interest expense	141,710	125,544	144,382

Net interest income	443,331	409,317	413,440

Provision for finance receivable losses	90,598	8,602	113,612

Net interest income after provision for finance receivable losses	352,733	400,715	299,828

Other revenues:
Intersegment - insurance commissions	42,203	37,331	29,731
Other	11,331	(1,769)	6,147
Total other revenues	53,534	35,562	35,878

Other expenses:
Operating expenses:
Salaries and benefits	246,916	261,250	293,095
Other operating expenses	114,431	141,319	151,427
Restructuring expenses	15,634	-	-
Total other expenses	376,981	402,569	444,522

Pretax operating income (loss)	$29,286	$33,708	$(108,816)

Item 7.  Continued

Selected financial statistics for the consumer business segment’s personal loans (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)

At or for the Year Ended December 31,	2012	2011	2010

Consumer business segment

Net finance receivables	$2,544,614	$2,413,881	$2,389,374
Number of accounts	729,140	690,509	674,557

Average net receivables	$2,426,968	$2,337,210	$2,527,999

Yield	24.10%	22.88%	21.70%

Charge-off ratio	3.64%	3.95%	6.14%

Delinquency ratio	2.75%	2.98%	3.67%

Originated and renewed	$2,465,110	$2,258,235	$1,886,093
Number of accounts	652,111	604,844	522,817

Comparison of Pretax Operating Results for 2012 and 2011

Finance charges increased $50.2 million in 2012 when compared to 2011 primarily due to increases in yield and average net receivables. Average net receivables increased in 2012 when compared to 2011 as we focused on consumer lending that we believe will provide higher returns and allow us to operate on a more cost-effective basis.

Interest expense increased $16.2 million in 2012 when compared to 2011 primarily due to higher unsecured debt interest expense allocated to the consumer business segment reflecting the higher proportion of personal loans allocated to SLFC’s unsecured debt. The consumer business segment did not have any interest expense allocations from securitizations since its personal loans were not previously utilized in our securitization transactions.

Provision for finance receivable losses increased $82.0 million in 2012 when compared to 2011 primarily due to increasing the allowance for finance receivables losses in 2012 versus recording an allowance reduction in 2011. While the delinquency and charge-off trends of our personal loans improved in 2012 over 2011, we increased our allowance for finance receivable losses during 2012 due to 5.4% growth in these finance receivables during 2012.

Intersegment insurance commissions represent the commissions allocated from the insurance business segment for insurance products sold. Our consumer lending specialists also offer insurance and ancillary products to our branch customers. Intersegment insurance commissions increased $4.9 million in 2012 when compared to 2011 due to higher insurance premiums written on personal loans reflecting the increase in originations of personal loans in 2012.

Other revenues increased $13.1 million in 2012 when compared to 2011 primarily due to foreign exchange transaction gains in 2012, curtailment gain in 2012 as a result of our pension plan freeze, and net gain on repurchases of debt in 2012, partially offset by unfavorable variances in foreign exchange gains (losses) on Euro denominated debt and related derivative adjustments.

Item 7.  Continued

Salaries and benefits decreased $14.3 million in 2012 when compared to 2011 primarily due to having fewer employees in 2012 as a result of the restructuring activities during the first half of 2012.

Other operating expenses decreased $26.9 million in 2012 when compared to 2011 primarily due to fewer branch offices in 2012, lower professional services expenses, and lower legal accruals.

We recorded restructuring expenses of $15.6 million during the first half of 2012. The branch office closings and workforce reductions were instituted as part of our efforts to return to profitability.

Comparison of Pretax Operating Results for 2011 and 2010

Finance charges decreased $14.0 million in 2011 when compared to 2010 primarily due to a decrease in average net receivables, partially offset by an increase in yield. Average net receivables decreased in 2011 when compared to 2010 reflecting our tighter underwriting guidelines and liquidity management efforts.

Interest expense decreased $18.8 million in 2011 when compared to 2010 primarily due to lower secured term loan interest expense allocated to the consumer business segment reflecting the lower proportion of personal loans allocated to SLFC’s secured term loan.

Provision for finance receivable losses decreased $105.0 million in 2011 when compared to 2010 primarily due to lower required allowance for finance receivables losses. As discussed under “Critical Accounting Estimates - Allowance for Finance Receivable Losses,” effective September 30, 2011, we switched from a migration analysis to a roll rate-based model for purposes of computing our allowance for finance receivables losses for our personal loans. There was no requirement for further increase to our allowance for finance receivables losses under the new roll rate analysis and after consideration of the improved delinquency and charge-off trends of our personal loans in 2011 when compared to 2010.

Intersegment insurance commissions increased $7.6 million in 2011 when compared to 2010 due to higher insurance premiums written on personal loans reflecting higher originations of personal loans in 2011.

Other revenues decreased $7.9 million in 2011 when compared to 2010 primarily due to unfavorable variances in foreign exchange gains (losses) on Euro denominated debt and related derivative adjustments.

Salaries and benefits decreased $31.8 million in 2011 when compared to 2010 primarily due to lower medical claims and premiums paid by the Company in 2011 and fewer employees.

Other operating expenses decreased $10.1 million in 2011 when compared to 2010 primarily due to lower legal accruals and lower administrative expenses allocated from our former indirect parent, partially offset by higher professional services expenses and higher advertising expenses.

Item 7.  Continued

Insurance Business Segment

Pretax operating results of the insurance business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)

Year Ended December 31,	2012	2011	2010

Other revenues:
Insurance	$126,423	$120,456	$124,813
Investments	39,314	45,172	40,654
Other	5,347	3,172	4,065
Total other revenues	171,084	168,800	169,532

Other expenses:
Operating expenses:
Salaries and benefits	11,767	12,352	13,303
Other operating expenses	10,489	12,128	12,353
Restructuring expenses	229	-	-
Insurance losses and loss adjustment expenses	62,092	44,361	48,268
Intersegment - insurance commissions	42,475	46,099	38,608
Total other expenses	127,052	114,940	112,532

Pretax operating income	$44,032	$53,860	$57,000

Selected financial statistics for the insurance business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)

At or for the Year Ended December 31,	2012	2011	2010

Insurance business segment

Premiums earned	$125,989	$120,017	$124,283

Premiums written	$136,703	$128,939	$112,590

Life insurance policies in force:
Credit	$2,032,290	$1,950,809	$1,887,470
Non-credit	1,356,134	1,333,998	1,432,931
Total	$3,388,424	$3,284,807	$3,320,401

Average invested assets	$863,582	$941,714	$942,332

Average invested asset yield	4.70%	5.18%	5.61%

Net realized gains (losses) on investment securities	$239	$(3,217)	$(8,716)

Comparison of Pretax Operating Results for 2012 and 2011

Insurance revenues increased $6.0 million in 2012 when compared to 2011 primarily due to increases in credit earned premiums reflecting higher originations of personal loans in 2012, partially offset by a decrease in premiums assumed under reinsurance agreements.

Item 7.  Continued

Investment revenues decreased $5.9 million in 2012 when compared to 2011 primarily due to decreases in average invested assets and average invested asset yield, partially offset by a favorable variance in net realized gains (losses) on investment securities.

Other revenues increased $2.2 million in 2012 when compared to 2011 primarily due to higher agency administrative income reflecting an increase in insurance products sold.

We recorded restructuring expenses of $0.2 million during the first half of 2012. The branch office closings and workforce reductions were instituted as part of our efforts to return to profitability.

Insurance losses and loss adjustment expenses increased $17.7 million in 2012 when compared to 2011 primarily due to an unfavorable variance in change in benefit reserves. In the second quarter of 2011, we recorded an out-of-period adjustment related to prior periods, which decreased change in benefit reserves by $14.2 million for 2011. This adjustment related to the correction of a benefit reserve error related to a closed block of annuities.

Intersegment insurance commissions represent the commissions allocated to the consumer and real estate business segments for insurance products sold. Our consumer lending specialists also offer insurance and ancillary products to our branch customers. Intersegment insurance commissions decreased $3.6 million in 2012 when compared to 2011 due to lower insurance premiums written on real estate loans reflecting the cessation of new originations of real estate loans as of January 1, 2012, partially offset by higher insurance premiums written on personal loans reflecting higher originations of personal loans in 2012. We include intersegment insurance commissions in other revenues of our insurance business segment in Note 24 of the Notes to Consolidated Financial Statements in Item 8 in order to reconcile our segment totals to consolidated financial statement amounts.

Comparison of Pretax Operating Results for 2011 and 2010

Insurance revenues decreased $4.4 million in 2011 when compared to 2010 primarily due to decreases in credit earned premiums reflecting lower finance receivable originations in prior years.

Investment revenues increased $4.5 million in 2011 when compared to 2010 primarily due to lower net realized losses on investment securities, partially offset by a decrease in average invested asset yield.

Insurance losses and loss adjustment expenses decreased $3.9 million in 2011 when compared to 2010 primarily due to lower claims incurred in 2011.

Intersegment insurance commissions increased $7.5 million in 2011 when compared to 2010 primarily due to higher insurance premiums written on personal loans reflecting higher originations of personal loans in 2011.

Item 7.  Continued

Real Estate Business Segment

Pretax operating results of the real estate business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)

Year Ended December 31,	2012	2011	2010

Interest income:
Finance charges	$810,441	$925,889	$1,038,383
Finance receivables held for sale originated as held for investment	2,734	-	11,471
Total interest income	813,175	925,889	1,049,854

Interest expense	662,499	742,765	848,663

Net interest income	150,676	183,124	201,191

Provision for finance receivable losses	45,590	242,026	314,879

Net interest income after provision for finance receivable losses	105,086	(58,902)	(113,688)

Other revenues:
Intersegment - insurance commissions	95	4,667	5,086
Other	(60,672)	(64,749)	45,239
Total other revenues	(60,577)	(60,082)	50,325

Other expenses:
Operating expenses:
Salaries and benefits	29,617	31,310	51,204
Other operating expenses	73,851	97,725	111,915
Restructuring expenses	818	-	-
Total other expenses	104,286	129,035	163,119

Pretax operating loss	$(59,777)	$(248,019)	$(226,482)

Selected financial statistics for the real estate business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)

At or for the Year Ended December 31,	2012	2011	2010

Real estate business segment

Net finance receivables	$10,388,403	$11,644,863	$13,065,485
Number of accounts	134,145	150,101	166,112

Average net receivables	$10,997,575	$12,361,371	$13,689,853

Yield	7.37%	7.49%	7.20%

Loss ratio	2.76%	3.26%	3.47%

Delinquency ratio	7.78%	8.03%	7.23%

Item 7.  Continued

Comparison of Pretax Operating Results for 2012 and 2011

Finance charges decreased $115.4 million in 2012 when compared to 2011 primarily due to decreases in average net receivables and yield. Average net receivables decreased in 2012 when compared to 2011 primarily due to the cessation of new originations of real estate loans as of January 1, 2012.

Interest expense decreased $80.3 million in 2012 when compared to 2011 primarily due to lower unsecured debt interest expense allocated to the real estate business segment. The lower proportion of real estate loans allocated to SLFC’s unsecured debt reflected the real estate business segment’s utilization of three securitization transactions in 2012.

Provision for finance receivable losses decreased $196.4 million in 2012 when compared to 2011 due to lower required allowance for finance receivable losses in response to the 10.8% decline in our real estate loans during 2012 and the improved delinquency and charge-off trends of these finance receivables. As discussed under “Critical Accounting Estimates - Allowance for Finance Receivable Losses,” effective September 30, 2012, we switched from a migration analysis to a roll rate-based model for purposes of computing our allowance for finance receivables losses for our real estate loans. There was no requirement for further increase to our allowance for finance receivable losses under the new roll rate analysis and after consideration of the improved delinquency and charge-off trends of our real estate loans in 2012 when compared to 2011 and the decline in these finance receivables during 2012.

Intersegment insurance commissions represent the commissions allocated from the insurance business segment for insurance products sold. Previously, our real estate lending specialists offered insurance and ancillary products to our branch customers. Intersegment insurance commissions decreased $4.6 million in 2012 when compared to 2011 due to lower insurance premiums written on real estate loans reflecting the cessation of new originations of real estate loans as of January 1, 2012.

Other revenues increased $4.1 million in 2012 when compared to 2011 primarily due to foreign exchange transaction gains and net gain on repurchases of debt in 2012, partially offset by unfavorable variances in foreign exchange gains (losses) on Euro denominated debt and related derivative adjustments. Writedowns on real estate owned and net losses on sales of real estate owned in 2012 when compared to 2011 remained relatively flat.

Other operating expenses decreased $23.9 million in 2012 when compared to 2011 primarily due to fewer branch offices in 2012 and lower real estate owned expenses.

We recorded restructuring expenses of $0.8 million during the first half of 2012. The branch office closings and workforce reductions were instituted as part of our efforts to return to profitability.

Comparison of Pretax Operating Results for 2011 and 2010

Finance charges decreased $112.5 million in 2011 when compared to 2010 primarily due to a decrease in average net receivables, partially offset by a slight increase in yield. Average net receivables decreased in 2011 when compared to 2010 primarily due to our tighter underwriting guidelines and liquidity management efforts.

Interest expense decreased $105.9 million in 2011 when compared to 2010 primarily due to lower unsecured debt interest expense allocated to the real estate business segment reflecting the lower proportion of real estate loans allocated to SLFC’s unsecured debt, partially offset by higher secured term loan interest expense allocated to the real estate business segment reflecting the high proportion of real estate loans allocated to SLFC’s secured term loan.

Item 7.  Continued

Provision for finance receivable losses decreased $72.9 million in 2011 when compared to 2010 primarily due to lower required allowance for finance receivable losses in response to the 10.9% decline in our real estate loans during 2011.

Other revenues decreased $110.0 million in 2011 when compared to 2010 primarily due to unfavorable variances in foreign exchange gains (losses) on Euro denominated debt and related derivative adjustments and higher writedowns on real estate owned and net losses on sales of real estate owned.

Salaries and benefits decreased $19.9 million in 2011 when compared to 2010 primarily due to lower medical claims and premiums paid by the Company in 2011 and fewer employees.

Other operating expenses decreased $14.2 million in 2011 when compared to 2010 primarily due to lower professional services expenses, lower administrative expenses allocated from our former indirect parent, and lower real estate owned expenses.

Other

“Other” consists of our non-core and non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective core operations. These operations include our legacy operations in 14 states where we have also ceased personal lending and retail sales financing as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and Ocean.

Item 7.  Continued

Pretax operating results of the other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Year Ended December 31,	2012	2011	2010

Interest income:
Finance charges	$100,097	$150,143	$209,222

Interest expense	33,775	48,724	74,127

Net interest income	66,322	101,419	135,095

Provision for finance receivable losses	10,631	(4,314)	55,975

Net interest income after provision for finance receivable losses	55,691	105,733	79,120

Other revenues:
Insurance	108	111	109
Intersegment - insurance commissions	177	4,101	3,791
Other	22,563	20,267	40,802
Total other revenues	22,848	24,479	44,702

Other expenses:
Operating expenses:
Salaries and benefits	32,162	55,186	63,861
Other operating expenses	94,867	56,646	50,723
Restructuring expenses	6,822	-	-
Total other expenses	133,851	111,832	114,584

Pretax operating income (loss)	$(55,312)	$18,380	$9,238

Net finance receivables of the other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)

December 31,	2012	2011	2010

Other

Net finance receivables:
Personal loans	$122,417	$310,514	$340,526
Retail sales finance	217,092	390,528	538,366
Real estate loans	8,570	130,247	129,437
Total	$348,079	$831,289	$1,008,329

Item 7.  Continued

Balance Sheet

FINANCE RECEIVABLES

Amount of net finance receivables (on a historical accounting basis and on a push-down accounting basis) by type and number of net finance receivables by type were as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Total

Successor Company
December 31, 2012

Net finance receivables - historical accounting basis	$2,667,031	$217,092	$10,396,973	$13,281,096
Push-down accounting adjustments*	(17,299)	(8,735)	(1,558,335)	(1,584,369)
Net finance receivables - push-down accounting basis	$2,649,732	$208,357	$8,838,638	$11,696,727

Number	768,954	69,802	134,425	973,181

Successor Company
December 31, 2011

Net finance receivables - historical accounting basis	$2,724,395	$390,528	$11,775,110	$14,890,033
Push-down accounting adjustments*	(39,356)	(20,625)	(1,813,933)	(1,873,914)
Net finance receivables - push-down accounting basis	$2,685,039	$369,903	$9,961,177	$13,016,119

Number	780,678	124,402	154,996	1,060,076

*

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our finance receivables to their fair value on November 30, 2010. Subsequent to the FCFI Transaction, we accrete the amount required to adjust the fair value of our finance receivables to their contractual amounts over the life of the related finance receivable for non-credit impaired finance receivables and over the life of a pool of finance receivables for purchased credit impaired finance receivables.

The amount of first mortgage loans was 94% of our real estate loan net receivables at December 31, 2012 and 92% at December 31, 2011 (on a historical accounting basis).

Item 7.  Continued

Amount and number of net finance receivables originated and renewed by type were as follows:

(dollars in thousands)

Year Ended December 31,	2012	2011	2010

Originated

Amount:
Personal loans	$959,978	$981,001	$764,424
Retail sales finance	72,400	162,560	85,001
Real estate loans	49,776	144,101	132,760
Total	$1,082,154	$1,287,662	$982,185

Number:
Personal loans	281,262	285,274	232,931
Retail sales finance	30,215	51,442	26,144
Real estate loans	145	2,393	1,711
Total	311,622	339,109	260,786

Renewed (includes additional funds borrowed)

Amount:
Personal loans	$1,538,116	$1,551,812	$1,369,056
Real estate loans	901	31,239	26,008
Total	$1,539,017	$1,583,051	$1,395,064

Number:
Personal loans	379,685	391,361	356,225
Real estate loans	20	638	496
Total	379,705	391,999	356,721

We record originations and renewals of net finance receivables at their unpaid principal balance; therefore, finance receivables originated and renewed on a historical accounting basis equals the push-down accounting basis.

See Note 8 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of net finance receivables transferred to finance receivables held for sale, subsequent sales, and finance receivables held for sale transferred back to finance receivables held for investment.

See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for additional information on our finance receivables, including geographic diversification and contractual maturities of finance receivables.

Item 7.  Continued

REAL ESTATE OWNED

Amount and number of real estate owned were as follows:

(dollars in thousands)	Successor Company
December 31,	2012	2011

Real estate owned

Amount	$68,419	$128,946

Number	1,127	1,577

Real estate owned as a percentage of real estate loans	0.66%	1.10%

Real estate owned on a historical accounting basis equals the push-down accounting basis at December 31, 2011 and 2012 because all of our real estate owned that were previously marked to fair value were sold prior to December 31, 2011. The decrease in real estate owned at December 31, 2012 when compared to December 31, 2011 reflected an increase in real estate loan modifications due to management’s efforts to reduce credit losses, the cessation of real estate lending effective January 1, 2012, and a change in our assumptions with respect to estimating the initial fair value of real estate owned, which better approximates the fair value less the estimated cost to sell.

See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Item 7.  Continued

LONG-TERM DEBT

Long-term debt by type of debt (on a historical accounting basis and on a push-down accounting basis) was as follows:

(dollars in thousands)	Retail Notes	Medium Term Notes	Euro Denominated Notes	Secured Term Loan	Securitizations	Junior Subordinated Debt (Hybrid Debt)	Total

Successor Company
December 31, 2012

Long-term debt - historical accounting basis	$562,834	$4,880,190	$892,494	$3,750,000	$2,922,134	$349,590	$13,357,242
Push-down accounting adjustments*	(40,418)	(717,516)	(38,401)	15,249	56,204	(178,044)	(902,926)
Long-term debt - push-down accounting basis	$522,416	$4,162,674	$854,093	$3,765,249	$2,978,338	$171,546	$12,454,316

Successor Company
December 31, 2011

Long-term debt - historical accounting basis	$652,498	$6,907,209	$1,325,365	$3,750,000	$1,089,223	$349,504	$14,073,799
Push-down accounting adjustments*	(65,279)	(907,884)	(167,142)	18,257	111,623	(177,982)	(1,188,407)
Long-term debt - push-down accounting basis	$587,219	$5,999,325	$1,158,223	$3,768,257	$1,200,846	$171,522	$12,885,392

*                  As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our long-term debt to its fair value on November 30, 2010. Subsequent to the FCFI Transaction, we accrete the amount required to adjust the fair value of our long-term debt using the interest method over the remaining life of the long-term debt.

ASSET/LIABILITY MANAGEMENT

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. We have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 31% of our borrowings at December 31, 2012 and 2011 (on a historical accounting basis). Adjustable-rate net finance receivables represented 5% of our real estate loans at December 31, 2012 and 2011 (on a historical accounting basis).

Item 7.  Continued

Credit Quality

Our customers encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime at the other. Our customers’ incomes are generally near the national median but our customers may vary from national norms as to their debt-to-income ratios, employment and residency stability, and/or credit repayment histories. In general, our customers have lower credit quality and require significant levels of servicing. As a result, we charge them higher interest rates to compensate us for such services and related credit risks.

Despite our efforts to avoid losses on our finance receivables, personal circumstances and national, regional, and local economic situations affect our customers’ ability or willingness to repay their obligations. The risk characteristics of each finance receivable type include the following:

Personal loan portfolio and retail sales finance portfolio

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

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time. We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss. See Note 6 of the Notes to Consolidated Financial Statements for quantitative information on our credit quality indicators.

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

Item 7.  Continued

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by type on a historical accounting basis and reconciled to the consolidated financial statement amounts were as follows:

(dollars in thousands)	Personal Loans	Retail Sales Finance	Real Estate Loans (a)	Other (b)	Total Historical Accounting Basis	Push-down Accounting Adjustments	Consolidated Total

Successor Company
December 31, 2012

Prime	$496,591	$83,141	$4,133,714	$-	$4,713,446	$(721,659)	$3,991,787
Non-prime	613,102	31,778	1,992,053	-	2,636,933	(318,572)	2,318,361
Sub-prime	1,555,420	101,893	4,265,545	-	5,922,858	(545,670)	5,377,188
Other/FICO unavailable	1,918	280	5,661	-	7,859	1,532	9,391
Total	$2,667,031	$217,092	$10,396,973	$-	$13,281,096	$(1,584,369)	$11,696,727

Successor Company
December 31, 2011

Prime	$536,564	$161,006	$4,771,645	$-	$5,469,215	$(862,957)	$4,606,258
Non-prime	628,312	54,548	2,212,317	-	2,895,177	(369,799)	2,525,378
Sub-prime	1,553,827	174,592	4,669,340	-	6,397,759	(641,015)	5,756,744
Other/FICO unavailable	5,692	382	101	121,707	127,882	(143)	127,739
Total	$2,724,395	$390,528	$11,653,403	$121,707	$14,890,033	$(1,873,914)	$13,016,119

(a)           To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in the prior year due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

(b)          “Other” includes net finance receivables of our foreign subsidiary, Ocean, at December 31, 2011. The Ocean finance receivables were sold in the third quarter of 2012.

Item 7.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios (60 days or more past due) by finance receivable type (historical accounting basis equals the push-down accounting basis) were as follows:

	Personal	Retail	Real		Consolidated
	Loans	Sales Finance	Estate Loans (a)	Other (b)	Total

Successor Company
December 31, 2012

Prime	1.39%	1.92%	7.25%	-	6.47%
Non-prime	2.14	3.28	9.24	-	7.37
Sub-prime	3.63	3.13	7.74	-	6.48
Other/FICO unavailable	3.01	4.16	6.57	-	5.03

Total	2.87%	2.67%	7.83%	-	6.65%

Successor Company
December 31, 2011

Prime	1.56%	2.46%	7.60%	-	6.79%
Non-prime	2.40	4.66	9.47	-	7.73
Sub-prime	3.82	4.36	7.95	-	6.77
Other/FICO unavailable	1.78	2.06	4.88	4.62%	4.83

Total	3.05%	3.58%	8.06%	4.62%	6.95%

(a)           To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in the prior year due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

(b)          “Other” includes net finance receivables of our foreign subsidiary, Ocean, at December 31, 2011. The Ocean finance receivables were sold in the third quarter of 2012.

Item 7.  Continued

Purchased Credit Impaired Finance Receivables

FICO-delineated prime, non-prime, and sub-prime categories for purchased credit impaired finance receivables (which equal the consolidated amounts) are presented below on a push-down accounting basis because these real estate loans were not designated as purchased credit impaired finance receivables prior to the FCFI Transaction.

Real
(dollars in thousands)	Estate Loans*

Successor Company
December 31, 2012

Prime	$509,697
Non-prime	322,107
Sub-prime	558,919
Other/FICO unavailable	42
Total	$1,390,765

Successor Company
December 31, 2011

Prime	$572,993
Non-prime	357,387
Sub-prime	598,889
Other/FICO unavailable	66
Total	$1,529,335

*                  To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in the prior year due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

Item 7.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for purchased credit impaired finance receivables (which equal the consolidated ratios) are presented below on a push-down accounting basis because these real estate loans were not designated as purchased credit impaired finance receivables prior to the FCFI Transaction.

Real
Estate Loans*

Successor Company
December 31, 2012

Prime	18.71%
Non-prime	19.58
Sub-prime	14.54
Other/FICO unavailable	-

Total	17.22%

Successor Company
December 31, 2011

Prime	22.98%
Non-prime	22.04
Sub-prime	17.91
Other/FICO unavailable	40.75

Total	20.76%

*                  To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in the prior year due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

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

Item 7.  Continued

Additional information regarding these higher-risk real estate loans is presented below on a historical accounting basis. (Our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans.)

		Delinquency	Average	Average
(dollars in thousands)	Amount	Ratio	LTV	FICO

Successor Company
December 31, 2012

Real estate higher-risk loans:
Interest only	$711,300	11.95%	89.3%	705
Sub-prime	$4,265,544	7.74%	75.1%	559
Second mortgages	$661,103	6.23%	N/A (a)	605
LTV greater than 95.5% at origination	$1,774,757	8.48%	99.2%	695
Low documentation	$290,455	15.45%	76.4%	661

Successor Company
December 31, 2011

Real estate higher-risk loans (b):
Interest only	$831,797	12.03%	89.0%	706
Sub-prime	$4,669,340	7.95%	74.9%	559
Second mortgages	$793,816	7.38%	N/A (a)	606
LTV greater than 95.5% at origination	$2,035,655	8.45%	99.2%	696
Low documentation	$313,165	15.48%	76.4%	662

(a)           Not available.

(b)          To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in the prior year due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

We held the first mortgage of borrowers on 4% of our second mortgage portfolio (on a historical accounting basis) at December 31, 2012 and 2011. Our second mortgages may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. At December 31, 2012 and 2011, 90% of our second mortgages (on a historical accounting basis) were fixed-rate. At December 31, 2012 and 2011, 62% of our second mortgages (on a historical accounting basis) were open-end home equity lines of credit. The maximum draw period for cash advances for unused credit lines is 120 months. Unused home equity lines of credit can be terminated for delinquency. Unused lines of credit can be suspended if the value of the real estate declines significantly below the property’s initial appraised value or if we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances, or for any other material default.

Item 7.  Continued

Charge-off ratios for these higher-risk real estate loans on a historical accounting basis were as follows:

Year Ended December 31,	2012	2011	2010

Charge-off ratios:
Real estate higher-risk loans*:
Interest only	3.19%	3.17%	3.48%
Sub-prime	1.97%	3.36%	3.64%
Second mortgages	5.68%	7.37%	9.72%
LTV greater than 95.5% at origination	2.56%	2.43%	2.65%
Low documentation	1.70%	1.80%	1.87%

*                  To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in prior years due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans (on a historical accounting basis) for which the estimated LTV ratio exceeds 100% at December 31, 2012 was $2.8 billion, or 27%, of total real estate loans. We update collateral valuations quarterly by applying the sequential change in the House Price Index as published quarterly by the Federal Housing Finance Agency at the Metropolitan Statistical Area or state level to update the LTV.

Liquidity and Capital Resources

RISKS AND UNCERTAINTIES RELATED TO LIQUIDITY AND CAPITAL RESOURCES

We currently have a significant amount of indebtedness in relation to our equity. SLFC’s credit ratings are all non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability and cost to refinance our indebtedness.

Item 7.  Continued

There are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans which are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•                 the liquidation and related losses within our real estate portfolio could be substantial and result in reduced cash receipts;

•                 our inability to grow our consumer loan portfolio with adequate profitability to fund operations, loan losses, and other expenses;

•                 our inability to monetize assets including, but not limited to, our access to debt and securitization markets and our note receivable from parent;

•                 the effect of federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the Bureau with broad authority to regulate and examine financial institutions), on our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•                 the potential for increasing costs and difficulty in servicing our loan portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our real estate loans that were originated or acquired centrally;

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

•                 the potential for additional unforeseen cash demands or accelerations of obligations;

•                 reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•                 the potential for declines in bond and equity markets; and

•                 the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans.

At December 31, 2012, we had $1.4 billion of cash and cash equivalents and in 2012 we generated a net loss of $220.7 million and net cash inflow from operating and investing activities of $1.6 billion. At December 31, 2012, our scheduled principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $2.1 billion, of which $445.2 million (excluding securitizations) has been repaid in January 2013. As of December 31, 2012, we had unpaid principal balances of $2.0 billion of unencumbered personal loans and $609.7 million of unencumbered real estate loans. In addition, SLFC may demand payment of some or all of its note receivable from SLFI ($538.0 million outstanding at December 31, 2012); however, SLFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SLFI in 2013.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due during the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than we expect or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect and such actual results could materially adversely affect us.

Item 7.  Continued

LIQUIDITY

Operating Activities

Cash from operations increased $69.8 million in 2012 when compared to 2011 primarily due to lower salaries and benefits and other operating expenses reflecting fewer employees and branch offices in 2012 due to the restructuring activities during the first half of 2012, as well as higher net interest income.

Cash from operations decreased $162.9 million in 2011 when compared to the eleven months ended November 30, 2010 primarily due to lower net interest income.

Investing Activities

Cash from investing activities increased $13.2 million in 2012 when compared to 2011 primarily due to an increase in proceeds from sales of finance receivables held for sale and net sales of investment securities combined with restrictions on cash due to three securitization transactions during 2012 and the modification of the secured term loan in 2011.

Cash from investing activities decreased $1.8 billion in 2011 when compared to the eleven months ended November 30, 2010 primarily due to the repayment of a demand promissory note receivable from AIG in the first quarter of 2010.

Financing Activities

Net cash used for financing activities decreased $1.7 billion in 2012 when compared to 2011 primarily due to higher amounts of long-term debt repayments in 2011.

Net cash used for financing activities decreased $828.4 million in 2011 when compared to the eleven months ended November 30, 2010 primarily due to less net repayments of short-term and long-term debt in 2011 compared to the eleven months ended November 30, 2010.

Liquidity Strategies

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

•                 pursuing additional debt financings (particularly new securitizations and possible new issuances and/or debt refinancing transactions), or a combination of the foregoing, and we are considering finance receivable portfolio sales; and

•                 purchasing portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or any such affiliates may determine.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Item 7.  Continued

CAPITAL RESOURCES

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

With the exception of SLFC's hybrid debt, none of our debt agreements require SLFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios, except the requirement to maintain a certain level of pledged finance receivables under the secured term loan.

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

As of December 31, 2012, we were in compliance with all of the covenants under our debt agreements.

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

Hybrid Debt

Following our acquisition of Ocean in January 2007, SLFC issued $350.0 million aggregate principal amount of 60-year junior subordinated debentures. The debentures underlie the trust preferred securities sold by a trust sponsored by SLFC in a Rule 144A/Regulation S offering. SLFC can redeem the debentures at par beginning in January 2017.

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

Based upon SLFC’s financial results for the twelve months ended September 30, 2012, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2013 due to the average fixed charge ratio being 0.74x (while the tangible equity to tangible managed assets ratio was 8.72%). During January 2013, SLFC received from SLFI the non-debt

Item 7.  Continued

capital funding necessary to satisfy, and subsequently paid, the January 2013 interest payments required by SLFC’s hybrid debt.

Contractual Obligations

At December 31, 2012, material obligations were as follows:

(dollars in thousands)	2013	2014-2015	2016-2017	2018+	Securitizations (a)	Total

Principal maturities on long-term debt:
Retail notes	$157,179	$405,655	$-	$-	$-	$562,834
Medium-term notes	469,020	750,000	3,675,000	-	-	4,894,020
Euro denominated notes	848,266	-	-	-	-	848,266
Secured term loan	-	-	3,750,000	-	-	3,750,000
Junior subordinated debt	-	-	-	350,000	-	350,000
Securitizations	-	-	-	-	2,969,132	2,969,132
Total principal maturities	1,474,465	1,155,655	7,425,000	350,000	2,969,132	13,374,252
Interest payments on debt (a) (b)	595,432	1,063,597	807,085	352,604	571,840	3,390,558
Operating leases (c)	26,009	35,207	12,402	2,168	-	75,786
Total	$2,095,906	$2,254,459	$8,244,487	$704,772	$3,540,972	$16,840,596

(a)           On-balance sheet securitizations are not included in maturities by period due to their variable monthly payments.

(b)          Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2012.

(c)           Operating leases include annual rental commitments for leased office space, automobiles, and data processing and related equipment.

In January 2013, we repaid $498.9 million of long-term debt consisting of $431.6 million (€345.2 million) of Euro denominated notes, $53.6 million of securitizations, and $13.7 million of retail notes.

On February 19, 2013, SLFC effected a private securitization transaction in which SLFC caused Tenth Street, a special purpose vehicle wholly owned by SLFC, to sell $567.9 million of notes backed by personal loans of the 2013-A Trust, at a 2.83% weighted average yield, to certain investors. Tenth Street sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement of the transaction. 2013-A Trust subordinate asset-backed notes totaling $36.4 million were initially retained by Tenth Street.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated variable interest entities (VIEs) at December 31, 2012 or 2011.

Item 7.  Continued

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•                 allowance for finance receivable losses;

•                 purchased credit impaired finance receivables;

•                 TDR finance receivables;

•                 push-down accounting; and

•                 fair value measurements.

See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of these accounting policies and Note 5 of the Notes to Consolidated Financial Statements in Item 8 for information on the FCFI transaction.

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “Allowance for Finance Receivable Losses” below for further discussion of the models and assumptions used to assess the adequacy of the allowance for finance receivable losses.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

Effective September 30, 2012, we base our allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our retail sales finance and real estate loan portfolios. (Effective September 30, 2011, we switched from the migration analysis to the roll rate-based model for our personal loans.) In our roll rate-based model, our finance receivable types are stratified by delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

Management considers the performance of our second mortgage portfolio when estimating the allowance for finance receivable losses at the time we evaluate our real estate loan portfolio for impairments. However, we are not able to track the default status of the first lien position for our second mortgages if we are not the holders of the first lien position. We attempt to mitigate the risk resulting from the inability to track this information by utilizing our roll rate-based model. Our roll rate-based model incorporates the historical performance of our real estate portfolio (including second mortgages) and its output will therefore be impacted by any actual delinquency and charge-offs from second mortgages.

Management exercises its judgment, based on quantitative analyses, qualitative factors, and experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. We adjust the amounts determined by the roll rate-based model for management’s estimate of the effects of model imprecision, any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies. We charge or credit this adjustment to expense through the provision for finance receivable losses.

We based our allowance for finance receivable losses primarily on historical loss experience using migration analysis prior to September 30, 2012 for our retail sales finance and real estate loan portfolios

Item 7.  Continued

and prior to September 30, 2011 for our personal loans. Our migration analysis utilized a rolling 12 months of historical data that was updated quarterly for our real estate loan and retail sales finance receivable portfolio. The primary inputs for our migration analysis were (1) the related historical finance receivable balances, (2) the historical delinquency, charge-off, recovery and repayment amounts, and (3) the related finance receivable balances in each stage of delinquency (i.e., current, greater than 30 days past due, greater than 60 days past due, etc.). The primary assumptions used in our migration analysis were the weighting of historical data and our estimate of the loss emergence period for the portfolio.

We adopted the roll rate-based model because we believe it captures portfolio trends at a more detailed level. The overall results of switching from the migration analysis to the roll rate-based model for our real estate loan and retail sales finance receivable portfolios in the third quarter of 2012 and for our personal loans the third quarter of 2011 were not material.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for discussion of recently issued accounting pronouncements.

Item 7.  Continued

Glossary of Terms

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

Interest rate	annualized interest expense as a percentage of average borrowings

Loss ratio

annualized net charge-offs, net writedowns on real estate owned, net loss on sales of real estate owned, and operating expenses related to real estate owned as a percentage of the average of real estate loans at the beginning of each month in the period

Net interest income	total interest income less total interest expense

Tangible equity	total equity less accumulated other comprehensive income or loss

Yield	annualized finance charges as a percentage of average net receivables

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

	Successor
	Company
December 31,	2012			2011
(dollars in thousands)	+100 bp	-100 bp		+100 bp	-100 bp

Assets
Net finance receivables, less allowance for finance receivable losses	$(385,861)	$440,934		$(409,407)	$452,407
Fixed-maturity investment securities	(20,193)	N/M	*	(17,933)	11,495
Swap agreements	515	(862)		(3,907)	8,089

Liabilities
Long-term debt	(299,712)	119,589		(230,349)	86,314

*      Not meaningful since front end treasury rates were well below 100 basis points at December 31, 2012.

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

In our opinion, the accompanying consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for the years ended December 31, 2012 and 2011 and the one month ended December 31, 2010 present fairly, in all material respects, the financial position of Springleaf Finance Corporation and its subsidiaries (Successor Company) at December 31, 2012 and 2011 and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011 and the one month ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the years ended December 31, 2012 and 2011 and the one month ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 18, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder

of Springleaf Finance Corporation

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for the eleven months ended November 30, 2010 present fairly, in all material respects, the results of Springleaf Finance Corporation and its subsidiaries (formerly American General Finance Corporation, Predecessor Company) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the eleven months ended November 30, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 30, 2011

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Assets

Cash and cash equivalents	$1,357,212	$477,469
Investment securities	669,170	746,287
Net finance receivables:
Personal loans	2,649,732	2,685,039
Retail sales finance	208,357	369,903
Real estate loans (includes loans of consolidated VIEs of $4.0 billion in 2012 and $2.2 billion in 2011)	8,838,638	9,961,177
Net finance receivables	11,696,727	13,016,119
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $10.0 million in 2012 and $2.1 million in 2011)	(180,136)	(72,000)
Net finance receivables, less allowance for finance receivable losses	11,516,591	12,944,119
Note receivable from parent	537,989	537,989
Restricted cash (includes restricted cash of consolidated VIEs of $104.9 million in 2012 and $54.8 million in 2011)	113,703	61,952
Other assets	460,106	614,598

Total assets	$14,654,771	$15,382,414

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $3.0 billion in 2012 and $1.2 billion in 2011)	$12,454,316	$12,885,392
Insurance claims and policyholder liabilities	365,238	327,857
Deferred and accrued taxes	303,845	422,110
Other liabilities	268,179	338,256
Total liabilities	13,391,578	13,973,615

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	256,012	236,076
Accumulated other comprehensive income (loss)	29,606	(25,538)
Retained earnings	972,495	1,193,181
Total shareholder’s equity	1,263,193	1,408,799

Total liabilities and shareholder’s equity	$14,654,771	$15,382,414

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor			Predecessor
	Company			Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Interest income:
Finance charges	$1,683,462	$1,859,492	$178,807	$1,653,047
Finance receivables held for sale originated as held for investment	2,740	-	-	20,418
Total interest income	1,686,202	1,859,492	178,807	1,673,465

Interest expense	1,060,950	1,258,279	117,676	978,364

Net interest income	625,252	601,213	61,131	695,101

Provision for finance receivable losses	337,603	332,321	38,705	444,273

Net interest income after provision for finance receivable losses	287,649	268,892	22,426	250,828

Other revenues:
Insurance	126,423	120,190	11,269	113,604
Investment	27,792	34,533	431	37,787
Other	(46,212)	(2,925)	19,425	90,138
Total other revenues	108,003	151,798	31,125	241,529

Other expenses:
Operating expenses:
Salaries and benefits	319,932	359,724	31,168	390,255
Other operating expenses	303,378	342,910	26,215	303,066
Restructuring expenses	23,503	-	-	-
Insurance losses and loss adjustment expenses	60,679	41,114	4,585	43,576
Total other expenses	707,492	743,748	61,968	736,897

Bargain purchase gain	-	-	1,469,182	-

Income (loss) before benefit from income taxes	(311,840)	(323,058)	1,460,765	(244,540)

Benefit from income taxes	(91,154)	(98,335)	(2,139)	(240,086)

Net income (loss)	$(220,686)	$(224,723)	$1,462,904	$(4,454)

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Net income (loss)	$(220,686)	$(224,723)	$1,462,904	$(4,454)

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	475	74	147	8,829
All other investment securities	14,932	10,350	(7,001)	18,007
Cash flow hedges	(16,987)	31,793	65,696	(34,121)
Retirement plan liabilities adjustments	67,019	(54,988)	689	108
Foreign currency translation adjustments	3,975	(234)	386	(5,103)

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than-temporary impairments were taken	(166)	(26)	(51)	(3,090)
All other investment securities	(5,226)	(3,622)	2,450	(6,302)
Cash flow hedges	5,945	(11,128)	(22,993)	11,942
Retirement plan liabilities adjustments	(23,678)	19,342	(264)	(38)
Foreign currency translation adjustments	-	-	-	4,084
Valuation allowance on deferred tax assets for:
Investment securities	-	-	-	9,152
Cash flow hedges	-	-	-	2,813
Retirement plan liabilities adjustments	-	-	-	38
Foreign currency translation adjustments	-	-	-	(4,084)
Other comprehensive income (loss), net of tax, before reclassification adjustments	46,289	(8,439)	39,059	2,235

Reclassification adjustments included in net income (loss):
Net realized losses on investment securities	3,119	4,168	282	9,825
Cash flow hedges	10,504	(26,730)	(64,117)	42,157

Income tax effect:
Net realized losses on investment securities	(1,092)	(1,459)	(99)	(3,439)
Cash flow hedges	(3,676)	9,356	22,441	(14,755)
Reclassification adjustments included in net income (loss), net of tax	8,855	(14,665)	(41,493)	33,788
Other comprehensive income (loss), net of tax	55,144	(23,104)	(2,434)	36,023

Comprehensive income (loss)	$(165,542)	$(247,827)	$1,460,470	$31,569

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholder’s Equity

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Shareholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity

Successor Company

Balance, January 1, 2012	$5,080	$236,076	$(25,538)	$1,193,181	$1,408,799
Capital contributions from parent and other	-	19,936	-	-	19,936
Change in net unrealized gains (losses):
Investment securities	-	-	12,042	-	12,042
Cash flow hedges	-	-	(4,214)	-	(4,214)
Retirement plan liabilities adjustments	-	-	43,341	-	43,341
Foreign currency translation adjustments	-	-	3,975	-	3,975
Net loss	-	-	-	(220,686)	(220,686)
Balance, December 31, 2012	$5,080	$256,012	$29,606	$972,495	$1,263,193

Successor Company

Balance, January 1, 2011	$5,080	$225,576	$(2,434)	$1,462,904	$1,691,126
Capital contributions from parent and other	-	10,500	-	-	10,500
Change in net unrealized gains:
Investment securities	-	-	9,485	-	9,485
Cash flow hedges	-	-	3,291	-	3,291
Retirement plan liabilities adjustments	-	-	(35,646)	-	(35,646)
Foreign currency translation adjustments	-	-	(234)	-	(234)
Net loss	-	-	-	(224,723)	(224,723)
Dividends	-	-	-	(45,000)	(45,000)
Balance, December 31, 2011	$5,080	$236,076	$(25,538)	$1,193,181	$1,408,799

Predecessor Company

Balance, January 1, 2010	$5,080	$2,121,777	$1,846	$246,911	$2,375,614
Capital contributions from parent and other	-	20,129	-	-	20,129
Dividend of income tax receivable to SLFI	-	(463,045)	-	(242,457)	(705,502)
Change in net unrealized gains:
Investment securities	-	-	32,982	-	32,982
Cash flow hedges	-	-	8,036	-	8,036
Retirement plan liabilities adjustments	-	-	108	-	108
Foreign currency translation adjustments	-	-	(5,103)	-	(5,103)
Net loss	-	-	-	(4,454)	(4,454)
Balance, November 30, 2010	$5,080	$1,678,861	$37,869	$-	$1,721,810

Successor Company

Push-down accounting adjustments	$-	$(1,463,797)	$(37,869)	$-	$(1,501,666)

Balance, December 1, 2010	5,080	215,064	-	-	220,144
Capital contributions from parent and other	-	10,512	-	-	10,512
Change in net unrealized gains (losses):
Investment securities	-	-	(4,272)	-	(4,272)
Cash flow hedges	-	-	1,027	-	1,027
Retirement plan liabilities adjustments	-	-	425	-	425
Foreign currency translation adjustments	-	-	386	-	386
Net income	-	-	-	1,462,904	1,462,904
Balance, December 31, 2010	$5,080	$225,576	$(2,434)	$1,462,904	$1,691,126

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Cash flows from operating activities
Net income (loss)	$(220,686)	$(224,723)	$1,462,904	$(4,454)
Reconciling adjustments:
Provision for finance receivable losses	337,603	332,321	38,705	444,273
Depreciation and amortization	175,391	256,401	3,303	141,323
Deferral of finance receivable origination costs	(46,993)	(47,044)	(3,686)	(35,976)
Deferred income tax charge (benefit)	(144,984)	(116,171)	(7,250)	1,791
Writedowns and net loss on sales of real estate owned	59,843	68,765	6,314	42,883
Writedowns on assets resulting from restructuring	5,046	-	-	-
Impairments of Ocean Finance and Mortgages Limited assets	8,342	-	-	-
Mark to market provision on finance receivables held for sale originated as held for investment	1,372	-	-	-
Net gain on sales of finance receivables held for sale		-	-	-
originated as held for investment	(5,908)	-	-	-
Net loss on repurchases of debt	17,915	-	-	-
Gain on early extinguishment of secured term loan	-	(10,664)	-	-
Bargain purchase gain	-	-	(1,469,182)	-
Net realized losses on investment securities	3,119	4,168	282	9,825
Change in other assets and other liabilities	(26,840)	(33,979)	(151,865)	2,999
Change in insurance claims and policyholder liabilities	37,381	(12,346)	(998)	(30,398)
Change in taxes receivable and payable	56,456	(42,669)	5,132	(242,612)
Change in accrued finance charges	7,426	887	6,194	33,504
Change in restricted cash	(1,737)	15,504	1,076	(4,747)
Other, net	(196)	2,263	(1,660)	(2,848)
Net cash provided by (used for) operating activities	262,550	192,713	(110,731)	355,563

Cash flows from investing activities
Finance receivables originated or purchased	(1,654,407)	(1,857,051)	(116,646)	(1,330,153)
Principal collections on finance receivables	2,581,211	2,758,214	245,398	2,942,505
Affiliates contributed by SLFI to SLFC	-	-	-	466
Purchase of finance receivables from affiliates	(14,875)	-	-	-
Sales and principal collections on finance receivables held for sale originated as held for investment	181,561	-	-	37,764
Investment securities purchased	(73,858)	(106,464)	-	(74,942)
Investment securities called, sold, and matured	158,403	108,463	8,494	72,078
Change in notes receivable from parent and affiliate	30,750	-	(9,500)	1,474,321
Change in restricted cash	(50,003)	237,324	(21,643)	(250,143)
Proceeds from sale of real estate owned	180,786	205,519	21,305	198,727
Other, net	58	(19,546)	296	8,394
Net cash provided by investing activities	1,339,626	1,326,459	127,704	3,079,017

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,275,520	2,362,113	-	3,501,205
Debt commissions on issuance of long-term debt	(9,190)	(20,683)	-	(87,237)
Repayment of long-term debt	(3,012,712)	(4,731,278)	(119,704)	(4,346,445)
Change in short-term debt	-	-	-	(2,342,201)
Capital contributions from parent	21,000	10,500	10,500	21,929
Dividends	-	(45,000)	-	-
Net cash used for financing activities	(725,382)	(2,424,348)	(109,204)	(3,252,749)

Consolidated Statements of Cash Flows (Continued)

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Effect of exchange rate changes	2,949	1,111	(31)	(656)

Increase (decrease) in cash and cash equivalents	879,743	(904,065)	(92,262)	181,175
Cash and cash equivalents at beginning of period	477,469	1,381,534	1,473,796	1,292,621
Cash and cash equivalents at end of period	$1,357,212	$477,469	$1,381,534	$1,473,796

Supplemental cash flow information
Interest paid	$836,156	$908,408	$201,411	$833,623
Income taxes paid (received)	18,642	60,590	45	(454,430)

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$180,102	$224,328	$28,709	$258,690
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	182,208	-	-	-
Dividend of income tax receivable to SLFI	-	-	-	705,502
Transfer of finance receivables held for sale to finance receivables held for investment	1,353	-	-	655,565

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

1. Nature of Operations

Springleaf Finance Corporation (SLFC or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, us, or our) is a wholly-owned subsidiary of Springleaf Finance, Inc. (SLFI).

On November 30, 2010, FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), indirectly acquired an 80% economic interest in SLFI from AIG Capital Corporation (ACC), a direct wholly-owned subsidiary of American International Group, Inc. (AIG) (the FCFI Transaction). AIG, through ACC, indirectly retained a 20% economic interest in SLFI. See Note 5 for further information on the FCFI Transaction.

SLFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2012, we had $11.7 billion of net finance receivables due from over 973,000 customer accounts and $3.4 billion of credit and non-credit life insurance policies in force covering over 630,000 customer accounts. At December 31, 2012, we had 852 branch offices in the United States, Puerto Rico, and the U.S. Virgin Islands and over 3,600 employees. In December 2012, over 1,000 of our employees were redeployed to a subsidiary of SLFI, which now provides management services to us. See Note 12 for further information.

SEGMENTS

Prior to our 2012 restructuring initiatives discussed in Note 4 and further refinement of our business strategy, we had three business segments:  branch, centralized real estate, and insurance, which were defined by the types of financial service products we offered, the nature of our production processes, and the methods we used to distribute our products and to provide our services, as well as our management reporting structure.

Subsequent to our 2012 strategic review of our operations, we have redefined our segments to coincide with how our businesses are currently managed. At December 31, 2012, our three business segments include: consumer, insurance, and real estate. These business segments evolved primarily from management’s redefined business strategy, including its decision to cease real estate lending effective January 1, 2012 and to shift its focus to consumer loan products which we believe have significant prospects for growth and business development due to the strong demand in our target market of nonprime borrowers. Throughout 2012, management continued to refine our business strategy and operating footprint and the reporting tools necessary to manage the Company under the new segments, which were defined in final form in the fourth quarter of 2012 and led to our revision to 2012 segment reporting.

Consumer Business Segment

In our consumer business segment, we originate and service personal loans (secured and unsecured) in 26 states, which are our core operating states.

To supplement our lending activities, we have historically purchased finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

Notes to Consolidated Financial Statements, Continued

Insurance Business Segment

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the consumer and real estate business segments offer to its customers. We also offer non-credit insurance and ancillary products.

Real Estate Business Segment

In our real estate business segment, we service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices are either serviced by our branch personnel or centrally serviced at our Evansville, Indiana location or other specialized servicing centers. Real estate loans previously acquired or originated through centralized distribution channels are serviced by MorEquity, Inc. (MorEquity), a wholly-owned subsidiary of SLFC, all of which are subserviced by Nationstar Mortgage LLC (Nationstar), except for certain securitized real estate loans, which are serviced and subserviced by third parties. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. As a result of the cessation of real estate lending effective January 1, 2012, all of our real estate loans are in a liquidating status.

Other

The remaining components (which we refer to as “Other”) consist of our non-core and non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective core operations. These operations include our legacy operations in 14 states where we have also ceased personal lending and retail sales financing as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and Ocean Finance and Mortgages Limited (Ocean).

SALE OF FINANCE RECEIVABLES AND MORTGAGE BROKERAGE BUSINESS

On August 29, 2012, Ocean Money Limited (Ocean Money), and Ocean Money (II) Limited (Ocean Money (II)), wholly owned subsidiaries of Ocean and our indirect subsidiaries, sold their entire finance receivable portfolios totaling $103.1 million, which resulted in a gain of $6.3 million. On August 31, 2012, Ocean, Ocean Money, and Ocean Money (II) sold their mortgage brokerage business consisting of various intangible assets including supplier lists, records, sales, marketing and promotional material, the business pipeline, the client database and records, and the Ocean brand name, which resulted in a gain of $0.6 million. As result of the sales of these assets, as well as our decision to cease loan originations in the United Kingdom, we recorded a loss of $4.6 million in the third quarter of 2012, which represented the full impairment of our United Kingdom customer lists intangible assets and wrote off $1.4 million of related fixed assets.

Notes to Consolidated Financial Statements, Continued

2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using generally accepted accounting principles in the United States of America (U.S. GAAP). The statements include the accounts of SLFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results, and the out-of-period adjustment recorded in the second quarter of 2012 discussed below. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2012 presentation, we reclassified certain items in prior periods.

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

Historically, we included the commissions and bonuses paid to our employees related to our insurance production as a component of other operating expenses. After further review, we have changed our presentation (beginning in the fourth quarter of 2012) to include these amounts as a component of salaries and benefits. Accordingly, in the fourth quarter of 2012 we reclassified $2.9 million of these commissions and bonuses to salaries and benefits for the amount previously recognized through September 30, 2012 ($3.5 million reclassified for 2011, $0.3 million reclassified for the one month ended December 31, 2010, and $2.3 million reclassified for the eleven months ended November 30, 2010). We believe that this revised presentation more accurately reflects the total compensation paid by the Company. We will apply this revised presentation in all periods in future filings.

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFC as an acquired business. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting was established and, for accounting purposes, the old entity (the Predecessor Company) was terminated and a new entity (the Successor Company) was created. This distinction is made throughout this Annual Report on Form 10-K through the inclusion of a vertical black line between the Successor Company and the Predecessor Company columns.

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010.

As a result of the application of push-down accounting, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the one month ended December 31, 2010 and the years ended December 31, 2011 and 2012 have been the same as those reported if push-down accounting had not been applied. Additionally, key ratios of the Successor Company are not comparable to those of the Predecessor Company, nor are

Notes to Consolidated Financial Statements, Continued

they comparable to other institutions due to the new accounting basis established. See Note 5 for further information on the FCFI Transaction.

ACCOUNTING POLICIES

Finance Receivables

Generally, we classify finance receivables as held for investment based on management’s intent at the time of origination. We determine classification on a loan-by-loan basis. We classify finance receivables as held for investment due to our ability and intent to hold them until customer payoff. We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees. We include the cash flows from finance receivables held for investment in the consolidated statements of cash flows as investing activities.

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

We stop accruing finance charges when the fourth contractual payment becomes past due for personal loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail. We stop accruing finance charges when the fourth contractual payment becomes past due for our real estate loans that were originated at our branch offices and when the third contractual payment becomes past due for our real estate loans that were originated or acquired centrally. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

We recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. We resume the accrual of interest on a nonaccrual finance receivable when the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual.

Subsequent to the FCFI Transaction, we accrete the amount required to adjust the fair value of our finance receivables to their contractual amounts over the life of the related finance receivable for non-credit impaired finance receivables and over the life of a pool of finance receivables for purchased credit impaired finance receivables as described below.

Notes to Consolidated Financial Statements, Continued

Purchased Credit Impaired Finance Receivables

As a result of the FCFI Transaction, we identified a population of finance receivables for which it was determined that it was probable that we would be unable to collect all contractually required payments. The population of accounts identified principally consisted of those finance receivables that were 60 days or more past due or that were classified as Troubled Debt Restructuring (TDR) finance receivables as of the acquisition date.

We accrete the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows (the accretable yield) into interest income at a level rate of return over the expected lives of the underlying pools of the purchased credit impaired finance receivables. We have established policies and procedures to periodically (at least once a quarter) update the amount of cash flows we expect to collect, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable and significant increases in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool’s yield.

If the timing and/or amounts of expected cash flows on purchased credit impaired finance receivables were determined to be not reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows for our pools are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables. Our purchased credit impaired finance receivables as determined as of November 30, 2010 remain in our purchased credit impaired pools until liquidation. We do not reclassify modified purchased credit impaired finance receivables as TDR finance receivables.

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

Troubled Debt Restructured Finance Receivables

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the

Notes to Consolidated Financial Statements, Continued

ability to pay under the restructured terms for the foreseeable future. We establish reserves on our TDR finance receivables in accordance with the authoritative guidance for impaired loans.

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to a borrower’s financial difficulties that justify modification. When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, capitalize or forgive past due interest and, to a lesser extent, forgive principal. If the account is delinquent at the time of modification, the account is brought current for delinquency reporting. Account modifications that are deemed to be a TDR finance receivable are measured for impairment in accordance with the authoritative guidance for the accounting for impaired loans. Account modifications that are not classified as a TDR finance receivable are measured for impairment in accordance with the authoritative guidance for the accounting for contingencies.

Finance charges for TDR finance receivables require the application of judgment. We place TDR finance receivables on accrual status or nonaccrual status based on the loans’ status prior to modification. TDR finance receivables that are placed on nonaccrual status remain on nonaccrual status until the finance receivable liquidates.

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and are accounted for prospectively as purchased credit impaired finance receivables. See above for our accounting policy related to purchased credit impaired finance receivables.

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses. Management evaluates our finance receivable portfolio monthly by personal loans, retail sales finance, and real estate loans. Our three finance receivable types (personal loans, retail sales finance, and real estate loans) consist of a large number of relatively small, homogeneous accounts. We evaluate our three finance receivable types for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Effective December 31, 2012, we no longer break out our finance receivable types by class due to management’s assessment of the risk characteristics of our finance receivable portfolio and a change in management’s method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio, which no longer differentiates if the real estate loan was originated at a branch office or originated or acquired centrally.

Management considers numerous internal and external factors in estimating losses inherent in our finance receivable portfolio, including the following:

•    prior finance receivable loss and delinquency experience;

•    the composition of our finance receivable portfolio; and

•    current economic conditions, including the levels of unemployment and personal bankruptcies.

We charge off to the allowance for finance receivable losses personal loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due.

To avoid unnecessary real estate loan foreclosures, we may refer borrowers to counseling services, as well as consider a cure agreement, loan modification, voluntary sale (including a short sale), or deed in lieu of foreclosure. When two payments are past due on a collateral dependent real estate loan and it

Notes to Consolidated Financial Statements, Continued

appears that foreclosure may be necessary, we inspect the property as part of assessing the costs, risks, and benefits associated with foreclosure. Generally, we start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we obtain a third-party’s valuation of the property, which is either a full appraisal or a real estate broker’s or appraiser’s estimate of the property sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. Such appraisals or real estate brokers’ or appraisers’ estimate of value are one factor considered in establishing an appropriate valuation; however, we are ultimately responsible for the valuation established. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We infrequently extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

We may renew a delinquent account if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new loan. We subject all renewals, whether the customer’s account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

For our personal loans and retail sales finance receivables, we may offer those customers whose accounts are in good standing the opportunity of a deferment, which extends the term of an account. Prior to granting the deferment, we require a partial payment that is usually the greater of one-half of a regular monthly payment or the interest due on the account. We may extend this offer to customers when they are experiencing higher than normal personal expenses. Generally, this offer is not extended to customers who are delinquent. However, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem. The account is considered current upon granting the deferment. We limit a customer to two deferments in a rolling twelve month period unless we determine that an exception is warranted and is consistent with our credit risk policies.

For our real estate loans, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem, which extends the term of an account. Prior to granting the deferment, we require a partial payment that is usually the greater of one-half of a regular monthly payment or the interest due on the account and any escrow payments for real estate loans that were originated at our branch offices and require two contractual payments plus any past due principal and escrow payments due on the account for real estate loans that were originated or acquired centrally. We forebear the remaining past due interest when the deferment is granted for real estate loans that were originated or acquired centrally. (Prior to March 1, 2012, we waived the remaining past due interest.) The account is considered current upon granting the deferment. We limit a customer to two deferments in a rolling twelve month period for real estate loans that were originated at our branch offices (one deferment for real estate loans that were originated or acquired centrally) unless we determine that an exception is warranted and is consistent with our credit risk policies.

We do not systemically track deferments granted because we believe the deferments we elect to grant, individually and in the aggregate, do not have a material effect on the amount of contractual cash flows of the finance receivables or the timing of their receipt. Accounts that are granted a deferment are not classified as troubled debt restructurings. We do not consider deferments granted as a troubled debt restructuring because the customer is not experiencing an other than temporary financial difficulty, and we are not granting a concession to the customer or the concession granted is immaterial to the contractual cash flows. We pool accounts that have been granted a deferment together with accounts that have not been granted a deferment for measuring impairment in accordance with the authoritative guidance for the accounting for contingencies.

Notes to Consolidated Financial Statements, Continued

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

Finance Receivables Held for Sale

Depending on market conditions or certain of management’s capital sourcing strategies, which may impact our ability and/or intent to hold our finance receivables until maturity or for the foreseeable future, we may decide to sell finance receivables originally intended for investment. Management’s view of foreseeable future is generally a twelve-month period based on the longest reasonably reliable liquidity forecast period. Our ability to hold finance receivables for the foreseeable future is subject to a number of factors, including economic and liquidity conditions, and therefore may change. As of each reporting period, management determines our ability to hold finance receivables for the foreseeable future based on assumptions for liquidity requirements. When it is probable that management’s intent or ability is to no longer hold finance receivables for the foreseeable future and we subsequently decide to sell specifically identified finance receivables that were originally classified as held for investment, the net finance receivables, less allowance for finance receivable losses are reclassified as finance receivables held for sale and are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance and is recognized in finance receivables held for sale originated as held for investment revenues. We base the fair value estimates on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted-average interest rates offered in the market for similar finance receivables. We base cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses. Cash flows resulting from the sale of the finance receivables that were originally classified as held for investment are recorded as an investing activity in the consolidated statements of cash flows since U.S. GAAP requires the statement of cash flow presentation to be based on the original classification of the finance receivable. When sold, we record the sales price we receive less our carrying value of these finance receivables held for sale in finance receivables held for sale originated as held for investment revenues.

When it is determined that management no longer intends to sell finance receivables which had previously been classified as finance receivables held for sale and we have the ability to hold the finance receivables for the foreseeable future, we reclassify the finance receivables to finance receivables held for

Notes to Consolidated Financial Statements, Continued

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

Net Other Intangible Assets

As a result of the FCFI Transaction, we recorded net other intangible assets on November 30, 2010 consisting of Value of Business Acquired (VOBA), customer relationships, trade names, licenses, customer lists, and leases. We began testing these net other intangible assets for impairment in first quarter 2011. Each of these net intangible assets was determined to have a finite useful life with the exception of the insurance licenses, which were determined to have indefinite lives.

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

For the insurance licenses, we first complete a qualitative assessment of the licenses to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that the licenses are more likely than not to have been impaired, we proceed with the fair value calculation of the licenses. The fair value of the licenses is determined in accordance with our fair value measurement policy. If the fair value of the licenses is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification of these licenses will be evaluated to determine whether such classification remains appropriate. Prior to our early adoption of ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, effective December 31, 2012, we did not perform a qualitative assessment of our licenses before calculating the fair value.

Notes to Consolidated Financial Statements, Continued

Reserve for Sales Recourse Obligations

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

Insurance Premiums and Commissions Revenue Recognition

We recognize credit insurance premiums on closed-end real estate loans and revolving finance receivables as revenue when billed monthly. We defer single premium credit insurance premiums in unearned premium reserves which we include in insurance claims and policyholder liabilities. We recognize unearned premiums on credit life insurance as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, for which we recognize unearned premiums as revenue using the straight-line method over the terms of the policies. We recognize unearned premiums on credit accident and health insurance as revenue using an average of the sum-of-the-digits and the straight-line methods. We recognize unearned premiums on credit-related property and casualty and credit involuntary unemployment insurance as revenue using the straight-line method over the terms of the policies. We recognize non-credit life insurance premiums as revenue when collected but not before their due dates. We recognize commissions on ancillary products as other revenue when received.  Our revenue recognition accounting policy for insurance premiums and commissions did not change as a result of the FCFI Transaction.

Policy Reserves

Policy reserves for credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance equal related unearned premiums. We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base insurance reserves assumed under reinsurance agreements where we assume the risk of loss on various tabular and unearned premium methods. Ceded reinsurance recoverables are included in other assets and include estimates of the amounts expected to be recovered from reinsurers on insurance claims and policyholder liabilities.

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

Acquisition Costs

We defer insurance policy acquisition costs (primarily commissions, reinsurance fees, and premium taxes). We include deferred policy acquisition costs in other assets and amortize these costs over the terms of the related policies, whether directly written or reinsured.

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our insurance acquisition costs to zero. The accounting policy for our acquisition costs did not change as a result of the FCFI Transaction.

Valuation of Investment Securities

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

Impairments on Investment Securities

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

In determining whether a credit loss exists, our policy requires that we compare our best estimate of the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. Any shortfall in this comparison represents a credit loss. The cash flows expected to be

Notes to Consolidated Financial Statements, Continued

collected is determined by assessing all available information, including length and severity of unrealized loss, issuer default rate, ratings changes and adverse conditions related to the industry sector, financial condition of issuer, credit enhancements, collateral default rates, and other relevant criteria. Management considers factors such as our investment strategy, liquidity requirements, overall business plans, and recovery periods for securities in previous periods of broad market declines.

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

Investment Revenue Recognition

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

Notes to Consolidated Financial Statements, Continued

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

Other Invested Assets

Commercial mortgage loans and insurance policy loans are part of our investment portfolio and we include them in other assets at amortized cost. We recognize interest on commercial mortgage loans and insurance policy loans as revenue on the accrual basis using the interest method. We stop accruing revenue when collection of interest becomes uncertain. We include other invested asset revenue in investment revenues. We record accrued other invested asset revenue receivable in other assets.

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our commercial mortgage loans to their fair value on November 30, 2010. The adjusted carrying value is used to determine the new amount of amortization or accretion.

Cash and Cash Equivalents

We consider unrestricted cash on hand and short-term investments having maturity dates within three months of their date of acquisition to be cash and cash equivalents.

Restricted Cash

We include funds to be used for future debt payments relating to our securitization transactions and escrow deposits in restricted cash.

Income Taxes

We recognize income taxes using the asset and liability method. We establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse.

Realization of our gross deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated. When we assess our ability to realize deferred tax assets, we consider all available evidence, including:

•                 the nature, frequency, and severity of current and cumulative financial reporting losses;

•                 the timing of the reversal of our gross taxable temporary differences in an amount sufficient to provide benefit for our gross deductible temporary differences;

•                 the carryforward periods for the net operating and capital loss carryforwards;

•                 the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier years in the forecast period; and

•                 tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

Notes to Consolidated Financial Statements, Continued

We provide a valuation allowance for deferred tax assets if it is more likely than not that we will not realize the deferred tax asset in whole or in part. We include an increase or decrease in a valuation allowance resulting from a change in the realizability of the related deferred tax asset in income.

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the value of our income tax accounts and recognized additional deferred tax amounts resulting from differences between the recorded tax basis and the basis under U.S. GAAP of assets and liabilities resulting from the application of push-down accounting.

Derivative Financial Instruments

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

We recognize the derivatives on our consolidated balance sheets at their fair value. We estimate the fair value of our derivatives using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative transactions.

We designate each derivative as:

•    a hedge of the variability of cash flows that we will receive or pay in connection with a recognized asset or liability (a “cash flow” hedge);

•    a hedge of the fair value of a recognized asset or liability (a “fair value” hedge); or

•    a derivative that does not qualify as either a cash flow or fair value hedge.

We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a cash flow hedge in accumulated other comprehensive income or loss, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, in current period earnings in other revenues. We record changes in the fair value of a derivative that does not qualify as either a cash flow or fair value hedge and changes in the fair value of hedging instruments measured as ineffectiveness in current period earnings in other revenues. We include all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

We formally document all relationships between each derivative hedging instrument and the hedged item, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link each derivative that we designate as a cash flow or fair value hedge to the specific asset or liability on the balance sheet. We perform and document an initial

Notes to Consolidated Financial Statements, Continued

prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on at least a quarterly basis or sooner if necessary, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period. For fair value hedges, ineffectiveness is the difference between the change in fair value included in the assessment of hedge effectiveness related to the gain or loss on the derivative and the change in the hedged item related to the risks being hedged. For cash flow hedges, ineffectiveness is the amount by which the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical derivative.

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

Benefit Plans

We have both funded and unfunded noncontributory defined pension and postretirement plans. We recognize the funded status of the benefit plans in other liabilities. We recognize the net actuarial gains or losses and prior service cost or credit that arise during the period in other comprehensive income or loss.

Many of our employees are participants in our 401(k) plan. Our contributions to the plan are charged to operating expenses.

Notes to Consolidated Financial Statements, Continued

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

In determining fair value, we use various valuation techniques and prioritize the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of financial instrument; whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

We measure and classify assets and liabilities in the consolidated balance sheets in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the market place used to measure the fair values. Level 1 inputs include quoted prices in active markets for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in Note 26.

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

Foreign Currency

The functional currency of our residual operations in the United Kingdom is the local currency, the British Pound. We translate financial statement amounts expressed in British Pounds into U.S. Dollars using the authoritative guidance for foreign currency translation. We translate functional currency assets and liabilities into U.S. Dollars using exchange rates prevailing at the balance sheet date. We translate revenues and expenses using monthly average exchange rates for the period. We record the translation adjustments, net of tax, as a separate component of other comprehensive income (loss), which we include in stockholder’s equity. We record exchange gains and losses resulting from foreign currency transactions in other revenues.

Transactions with Affiliates of Fortress or AIG

We may enter into transactions with affiliates of Fortress or AIG. These transactions occur at prevailing market rates and terms and primarily include subservicing and refinancing agreements, reinsurance

Notes to Consolidated Financial Statements, Continued

agreements, and derivative transactions. See Note 11 for further information on our transactions with affiliates of Fortress and AIG.

Related Party Transactions

In the normal course of business, we may enter into transactions with SLFI or affiliates of SLFI (other than affiliates of Fortress or AIG). These transactions occur at prevailing market rates and terms and primarily include affiliate lending and capital contributions. See Note 12 for further information on our related party transactions.

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS ADOPTED

Insurance Contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU), ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The ASU clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The ASU became effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. The adoption of this ASU did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Repurchase Agreements

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, which is an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, and a sale is recorded when effective control over the transferred financial assets has not been maintained. The amendment removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed upon terms, even in the event of default by the transferee. The collateral maintenance implementation guidance related to this criterion also is removed. The collateral maintenance implementation guidance was a requirement of the transferor to demonstrate that it possessed adequate collateral to fund substantially all the cost of purchasing the replacement financial assets. The amendment became effective for interim and annual periods beginning January 1, 2012. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this ASU did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Fair Value Measurement

In May 2011, the FASB and the International Accounting Standards Board jointly issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, resulting in a common fair value meaning between U.S. GAAP and IFRS and consistency of disclosures relating to fair value. The ASU became effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements, Continued

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires companies to report total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU became effective for interim and annual periods beginning on January 1, 2012.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of the presentation requirements of the accumulated other comprehensive income reclassification adjustments in ASU 2011-05. The amendments in this ASU are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income or loss on the components of net income and other comprehensive income for all periods presented. The ASU became effective for interim and annual periods beginning on January 1, 2012. The adoption of this ASU did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Indefinite-Lived Intangible Assets Impairment Test

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for an indefinite-lived intangible asset. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU became effective for annual and interim impairment tests performed for interim and annual periods beginning on January 1, 2013. Early adoption is permitted. The early adoption of this ASU did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Financial Instruments

In February 2013, the FASB issued ASU 2013-03, Financial Instruments (Topic 825): Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities, which clarifies the intended scope of the disclosures required by ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments clarify that the requirement to disclose “the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)” does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position but for which fair value is disclosed. The ASU became effective upon issuance. The adoption of this ASU did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and

Notes to Consolidated Financial Statements, Continued

related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The adoption of this new standard is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows.

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income or loss. The amendments require an entity to present (either on the face of the statement where net income is presented or in the notes) the effect of significant reclassifications out of accumulated other comprehensive income or loss on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this ASU are effective prospectively for the Company for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this ASU is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows.

4. Restructuring

As part of our strategic review of our operations, we initiated the following restructuring activities during the first half of 2012:

•                 As of January 1, 2012, we ceased originating real estate loans nationwide to focus on our other lending products, which we believe have greater growth potential.

•                 On February 1, 2012, we informed affected employees of our plan to close 60 branch offices and immediately cease personal lending and retail sales financing in 14 states where we do not have a significant presence.

•                 On February 15, 2012, we reduced the workforce at our Evansville, Indiana headquarters by 130 employees due to the cessation of real estate lending, the branch office closings, and the cessation of personal lending and retail sales financing in 14 states.

•                 On March 2, 2012, we informed affected employees of our plan to consolidate certain branch operations and close 150 branch offices in 26 states.

•                 On March 23, 2012, we informed affected employees of our plan to reduce the workforce of Ocean by 57 employees due to the reduction in its finance broker business activity and the cessation of real estate lending in the United Kingdom.

•                 In the second quarter of 2012, we closed an additional 18 branch offices as a result of ceasing operations in 14 states during the first quarter of 2012.

As a result of these events, our workforce was reduced by 820 employees in the first half of 2012, and we incurred a pretax charge of $23.5 million for the six months ended June 30, 2012.

Notes to Consolidated Financial Statements, Continued

Restructuring expenses and related asset impairment and other expenses by business segment were as follows:

(dollars in thousands)	Consumer Segment	Insurance Segment	Real Estate Segment	Other	Consolidated Total

At or for the Year Ended
December 31, 2012

Restructuring expenses	$15,634	$229	$818	$6,822	$23,503

Changes in the restructuring liability were as follows:

(dollars in thousands)	Severance Expenses	Contract Termination Expenses	Asset Writedowns	Other Exit Expenses*	Total Restructuring Expenses

At or for the Year Ended
December 31, 2012

Balance at beginning of period	$-	$-	$-	$-	$-
Amounts charged to expense	11,600	5,840	5,246	817	23,503
Amounts paid	(11,544)	(5,475)	-	(1,017)	(18,036)
Non-cash expenses	-	-	(5,246)	200	(5,046)
Balance at end of period	$56	$365	$-	$-	$421

*                  Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the FCFI Transaction.

We do not anticipate any additional future restructuring expenses to be incurred that can be reasonably estimated at December 31, 2012.

Notes to Consolidated Financial Statements, Continued

5. FCFI Transaction

As stated in Note 1, on November 30, 2010, FCFI indirectly acquired an 80% economic interest in SLFI from ACC. AIG, through ACC, indirectly retained a 20% economic interest in SLFI. Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFC as an acquired business. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards. As a result, our consolidated financial statements have been prepared to reflect the push-down accounting adjustments arising from this transaction. The effects of these adjustments on each of the Company’s major classes of assets, liabilities, and shareholder’s equity accounts as of the date of the FCFI Transaction were as follows:

	Predecessor	Successor
	Company	Company
	Prior to		Subsequent to
	FCFI	Push-down	FCFI
(dollars in thousands)	Transaction	Adjustments	Transaction

Assets

Cash and cash equivalents	$1,473,796	$-	$1,473,796
Investment securities	762,127	-	762,127
Net finance receivables	16,677,542	(2,349,685)	14,327,857
Allowance for finance receivable losses	(1,383,768)	1,383,768	-
Net finance receivables, less allowance for finance receivable losses	15,293,774	(965,917)	14,327,857
Net other intangible assets	-	83,680	83,680
Other assets	1,486,149	154,134	1,640,283
Total assets	$19,015,846	$(728,103)	$18,287,743

Liabilities and shareholder’s equity

Long-term debt	$16,527,712	$(1,562,043)	$14,965,669
Insurance claims and policyholder liabilities	320,476	20,725	341,201
Deferred and accrued taxes	6,892	552,705	559,597
Other liabilities	438,956	292,984	731,940
Total liabilities	17,294,036	(695,629)	16,598,407

Shareholder’s equity:
Common stock	5,080	-	5,080
Additional paid-in capital	1,678,861	(1,463,787)	215,074
Accumulated other comprehensive income	37,869	(37,869)	-
Retained earnings	-	1,469,182	1,469,182
Total shareholder’s equity	1,721,810	(32,474)	1,689,336
Total liabilities and shareholder’s equity	$19,015,846	$(728,103)	$18,287,743

In accordance with the terms of the FCFI Transaction, FCFI effectively capitalized AGF Holding Inc. (AGF Holding) through an integrated planned series of transactions negotiated between Fortress and AIG. AGF Holding utilized the contributed capital plus its own shares equal to 20% of its ownership interest to acquire SLFI and its subsidiaries from ACC. The total fair value of the consideration provided was $148.5 million consisting of $118.8 million in cash plus $29.7 million in shares; there is no non-controlling interest associated with SLFI, and AGF Holding did not previously hold an equity interest in SLFI.

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

(dollars in thousands)	Amount

Cash plus fair value of AGF Holding shares issued to ACC for purchase of SLFI*	$148,458
Fair value of net liabilities of SLFI other than its investment in SLFC	71,696
Fair value of consideration transferred that was allocated to SLFC	220,154
Long-term debt	14,965,669
Other liabilities	1,632,738
Total purchase consideration	$16,818,561

*                  The acquisition-date fair value of the consideration transferred consisted of the following:

(dollars in thousands)	Amount

Cash	$118,767
Common stock	29,691
Total	$148,458

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

Fair Value
Adjusted
(dollars in thousands)	Amounts

Total assets acquired	$18,287,743
Less total liabilities assumed	16,598,407

Net assets acquired	1,689,336
Less fair value of consideration transferred that was allocated to SLFC	220,154
AGF Holding bargain purchase	$1,469,182

NET FINANCE RECEIVABLES

The fair value of net finance receivables, both non-impaired and purchased credit impaired, were determined using discounted cash flow methodologies.

Notes to Consolidated Financial Statements, Continued

Non-credit Impaired Finance Receivables

We determined the fair value of our non-credit impaired net finance receivables on a pooled basis which were aggregated by remaining term, delinquency, and account type (personal loans, retail sales finance, and real estate loans). The amount required to adjust the finance receivables to fair value is being amortized over the estimated remaining life of the finance receivables using the interest method and contractual cash flows.

Purchased Credit Impaired Finance Receivables

We identified a population of finance receivables for which it was determined that it was probable that we would be unable to collect all contractually required payments. The population of accounts identified principally consisted of those finance receivables that were 60 days or more past due or that were classified as TDR finance receivables as of the acquisition date. We accrete the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows (the accretable yield) into interest income at a level rate of return over the expected lives of the underlying pools of the purchased credit impaired finance receivables.

NET OTHER INTANGIBLE ASSETS

We identified other intangible assets, net of intangible liabilities of $83.7 million as of the date of the FCFI Transaction, which consisted of:

		Estimated
		Useful
(dollars in thousands)	Amount	Life

VOBA	$35,778	20 years
Customer relationships	17,879	5 years
Trade names	12,148	15 years
Licenses (a)	12,065	indefinite
Customer lists	9,695	8 years
Leases – branch offices (b)	(2,574)	2 years
Leases – data processing	(1,311)	7 months
Net other intangible assets	$83,680

(a)           Licenses included $11.6 million of insurance licenses (which had an indefinite useful life) and $0.5 million of branch licenses (which had an estimated useful life of three months).

(b)          Leases for our branch offices included the net of $5.9 million of leases that were unfavorable to current market terms as of the FCFI Transaction date (included in other liabilities) and $3.4 million of leases that were favorable to current market terms as of the FCFI Transaction date (included in other assets).

VOBA

We established a VOBA intangible asset related to our insurance subsidiaries which was valued by a third party applying the income approach. Valuation inputs included estimated future earnings streams and future cash flows for claims payments discounted at expected rates of return.

Customer Relationships

We valued our established customer relationships using a multi-period excess earnings approach with income and expense assumptions based on projections that management had prepared prior to the closing of the transaction and historical information to serve as the bases for assumptions related to future

Notes to Consolidated Financial Statements, Continued

business derived from the present customers through renewals or conversions. This methodology included assessing charges related to reasonable returns on contributory assets.

Trade Names

The trade names intangible was primarily related to our United Kingdom operation, Ocean. In general terms, the trade names were valued using the relief from royalty approach. In determining the fair value of this trade name, we considered the nature of the business and market conditions as of the acquisition date.

Licenses

The licenses intangible assets are primarily related to insurance licenses held by Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite) and were valued by a third party applying a market approach, reviewing recent transactions of a similar span of licenses.

Customer Lists

We have available listings of former customers. The fair value assigned to this intangible asset represented the costs that would be incurred to reconstruct a listing of customers and related information that would have provided a similar result from the solicitations as that experienced with our customer listing as of the acquisition date.

Leases – Branch Offices

We have leases for our branch locations, certain technology assets and satellite communications systems. We utilized estimates of the current market rents as of the FCFI Transaction date for each of our branch leases, and assets were estimated for those whose lease terms were less than market, and liabilities were estimated for those whose lease terms were greater than the market estimates.

Leases – Data Processing

Technology asset leases were valued in the same manner as the branch leases, with the remaining months on the lease being used to determine the estimated cash flows. The satellite lease was amended in 2010 and was deemed to be at market, and, therefore, no adjustment to fair value was deemed necessary.

OTHER ASSETS

Various adjustments, totaling $154.1 million, were made as of the FCFI Transaction date to the historical bases of our other assets to record these accounts at their fair values. The adjustments included the elimination of $115.3 million of deferred charges primarily related to deferred debt issuance costs and a $3.6 million deferred tax asset. Further, we adjusted our basis in real estate owned to fair value based upon recent appraisals of the properties less 15% for estimated selling costs, escrow advances to fair value based upon the estimated balances collectable in the foreseeable future, commercial mortgage loans to fair value based upon future cash flows of the mortgage loans discounted at the then current risk free interest rates and adjusted for credit default rates of the counter parties, and fixed assets to fair value based upon third party value in-use appraisals for real estate properties and estimated fair value of pools of personal property based upon the net book value of the pools adjusted for change in consumer price index factors since acquisition. The combination of these items resulted in a net write up to fair value on November 30, 2010 of $14.3 million. In addition, we recorded a $258.7 million receivable from the AIG pension plan related to the November 30, 2010 fair value of our portion of the assets.

Notes to Consolidated Financial Statements, Continued

LONG-TERM DEBT

We based the fair value of our long-term debt on market-observable prices, when available, and otherwise used projected cash flows discounted at estimated market rates as of November 30, 2010 for debt issuances with similar terms and attributes. The fair value adjustment at November 30, 2010 is being accreted using the interest method.

INSURANCE CLAIMS AND POLICYHOLDER LIABILITIES

We adjusted the carrying value of our policy reserves to their fair value based upon future cash flows discounted at the then current earned yield estimates on November 30, 2010. The fair value adjustment is being recognized through expenses over the life of the policies in effect at the FCFI Transaction date.

OTHER LIABILITIES

Various adjustments, totaling $293.0 million, were made as of the FCFI Transaction date to the historical bases of our other liabilities to reflect these accounts at their fair values. The adjustments included $0.6 million of deferred commissions eliminated under push-down accounting and $1.8 million to reflect certain nonqualified benefit plan obligations at fair value provided to us by a third-party provider utilizing our actuarial assumptions. In addition, we recorded a $291.7 million liability for our portion of the fair value of the pension benefit obligations previously under the AIG pension plan as of November 30, 2010. The fair value provided to us by a third-party provider utilized our actuarial assumptions.

DEFERRED AND ACCRUED TAXES

AIG and Fortress mutually elected to treat the transaction as a sale of assets pursuant to IRS regulations. As a result of this election, the purchase price was allocated to all assets which changed the tax basis used to derive deferred tax assets and liabilities. After all transaction related adjustments were recorded, including a third quarter 2011 tax adjustment of $7.9 million to reflect new information obtained relative to the assumptions applied in our determination of the deferred and accrued taxes recorded as of the date of the FCFI Transaction, we had a net deferred tax liability of $552.7 million compared to a net deferred tax asset of $3.6 million immediately preceding the transaction. The deferred tax asset prior to the transaction was net of a valuation allowance of $220.5 million which was reversed upon application of push-down accounting.

Notes to Consolidated Financial Statements, Continued

6. Finance Receivables

We have three finance receivable types as defined below:

•                 Personal loans are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of 60 months, and are usually fixed-rate, fixed-term loans.

•                 Retail sales finance includes retail sales contracts and revolving retail. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. As of January 15, 2013, we ceased purchasing retail sales contracts and revolving retail accounts.

•                 Real estate loans are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. As of January 1, 2012, we ceased originating real estate loans.

Components of net finance receivables by type were as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Total

Successor Company
December 31, 2012

Gross receivables	$2,984,423	$233,300	$8,793,664	$12,011,387
Unearned finance charges and points and fees	(402,828)	(27,087)	(5,910)	(435,825)
Accrued finance charges	36,937	2,148	50,666	89,751
Deferred origination costs	31,200	-	351	31,551
Premiums, net of discounts	-	(4)	(133)	(137)
Total	$2,649,732	$208,357	$8,838,638	$11,696,727

Successor Company
December 31, 2011

Gross receivables	$2,968,963	$412,452	$9,914,403	$13,295,818
Unearned finance charges and points and fees	(346,437)	(46,142)	(12,641)	(405,220)
Accrued finance charges	35,388	3,599	58,455	97,442
Deferred origination costs	27,125	-	953	28,078
Premiums, net of discounts	-	(6)	7	1
Total	$2,685,039	$369,903	$9,961,177	$13,016,119

Included in the table above are real estate finance receivables associated with the securitizations that remain on our balance sheet totaling $4.0 billion at December 31, 2012 and $2.2 billion at December 31, 2011. The carrying amount of consolidated long-term debt associated with securitizations totaled $3.0 billion at December 31, 2012 and $1.2 billion at December 31, 2011. See Note 14 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling

Notes to Consolidated Financial Statements, Continued

$5.2 billion at December 31, 2012 and $4.8 billion at December 31, 2011, which have been pledged as collateral for SLFC’s secured term loan.

At December 31, 2012 and 2011, 97% of our net finance receivables were secured by the real and/or personal property of the borrower. At December 31, 2012, real estate loans accounted for 76% of the amount and 14% of the number of net finance receivables outstanding, compared to 77% of the amount and 15% of the number of net finance receivables outstanding at December 31, 2011.

Maturities of net finance receivables by type at December 31, 2012 were as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Total

2013	833,026	42,304	208,964	1,084,294
2014	982,181	49,735	295,781	1,327,697
2015	572,517	34,907	307,999	915,423
2016	154,155	22,703	319,436	496,294
2017	39,977	13,750	328,397	382,124
2018+	67,876	44,958	7,378,061	7,490,895
Total	$2,649,732	$208,357	$8,838,638	$11,696,727

Maturities are not a forecast of future cash collections. Company experience has shown that customers typically renew, convert or pay in full a substantial portion of finance receivables prior to maturity.

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

	Successor			Predecessor
	Company			Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Personal loans:
Principal cash collections	$1,430,264	$1,445,421	$112,014	$1,373,263
% of average net receivables	55.07%	55.97%	51.29%	51.42%

Retail sales finance:
Principal cash collections	$222,838	$285,259	$27,524	$560,670
% of average net receivables	77.80%	69.34%	65.87%	77.65%

Real estate loans:
Principal cash collections	$928,109	$1,027,534	$105,860	$1,008,572
% of average net receivables	9.88%	9.77%	11.42%	7.94%

Total:
Principal cash collections	$2,581,211	$2,758,214	$245,398	$2,942,505
% of average net receivables	21.02%	20.41%	20.67%	18.28%

Unused credit lines extended to customers by the Company totaled $164.5 million at December 31, 2012 and $185.5 million at December 31, 2011. Unused lines of credit on home equity lines of credit can be terminated for delinquency. Unused lines of credit can be suspended if the value of the real estate declines significantly below the property’s initial appraised value or if we believe the borrower will be unable to

Notes to Consolidated Financial Statements, Continued

fulfill the repayment obligations because of a material change in the borrower’s financial circumstances, or for any other material default.

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. However, the unemployment and housing market stresses in the U.S. have been national in scope and not limited to a particular region. The largest concentrations of net finance receivables were as follows:

	Successor
	Company
December 31,	2012		2011*
(dollars in thousands)	Amount	Percent	Amount	Percent

California	$1,180,880	10%	$1,334,103	10%
N. Carolina	806,788	7	852,990	7
Florida	768,237	7	854,833	7
Virginia	684,541	6	717,514	6
Ohio	664,564	6	707,305	5
Illinois	594,582	5	622,615	5
Pennsylvania	537,152	4	567,119	4
Georgia	464,827	4	491,984	4
Other	5,995,156	51	6,867,656	52
Total	$11,696,727	100%	$13,016,119	100%

*            December 31, 2011 concentrations of net finance receivables are presented in the order of December 31, 2012 state concentrations.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

For our personal loans and retail sales finance receivables, we advance the due date on a customer’s account when the customer makes a partial payment of 90% or more of the scheduled contractual payment. We do not further advance the due date on a customer’s account if the customer makes an additional partial payment of 90% or more of the scheduled contractual payment and has not yet paid the deficiency amount from a prior partial payment. We do not advance the customer’s due date on our real estate loans until we receive full contractual payment.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at six months past due. We have accrued finance charges of $0.1 million on $1.0 million of retail sales finance receivables more than 90 days past due at December 31, 2012 and $0.2 million on $3.8 million of these finance receivables that were more than 90 days past due at December 31, 2011. Our personal and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

Notes to Consolidated Financial Statements, Continued

Our delinquency by finance receivable type was as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans (a)	Other (b)	Total

Successor Company
December 31, 2012

Net finance receivables:
30-59 days past due	$39,781	$5,197	$196,503	$-	$241,481
60-89 days past due	21,683	2,107	99,472	-	123,262
90-119 days past due	17,538	1,416	73,712	-	92,666
120-149 days past due	14,050	1,171	57,985	-	73,206
150-179 days past due	9,613	743	45,326	-	55,682
180 days or more past due	12,107	331	382,227	-	394,665
Total past due	114,772	10,965	855,225	-	980,962
Current	2,534,960	197,392	7,983,413	-	10,715,765
Total	$2,649,732	$208,357	$8,838,638	$-	$11,696,727

Successor Company
December 31, 2011

Net finance receivables:
30-59 days past due	$33,110	$7,157	$175,625	$1,629	$217,521
60-89 days past due	20,770	4,169	116,635	1,105	142,679
90-119 days past due	16,317	3,543	88,110	1,088	109,058
120-149 days past due	12,965	2,750	73,510	810	90,035
150-179 days past due	9,225	1,716	59,861	626	71,428
180 days or more past due	11,426	883	395,265	1,947	409,521
Total past due	103,813	20,218	909,006	7,205	1,040,242
Current	2,578,198	349,584	8,934,872	113,223	11,975,877
Total	$2,682,011	$369,802	$9,843,878	$120,428	$13,016,119

(a)           To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in the prior year due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

(b)          “Other” amounts at December 31, 2011 primarily include net finance receivables of our foreign subsidiary, Ocean, which were sold in the third quarter of 2012.

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Notes to Consolidated Financial Statements, Continued

Our net finance receivables by performing and nonperforming by type were as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans (a)	Other (b)	Total

Successor Company
December 31, 2012

Performing	$2,596,424	$204,696	$8,279,388	$-	$11,080,508
Nonperforming	53,308	3,661	559,250	-	616,219
Total	$2,649,732	$208,357	$8,838,638	$-	$11,696,727

Successor Company
December 31, 2011

Performing	$2,632,079	$360,910	$9,227,132	$115,957	$12,336,078
Nonperforming	49,932	8,892	616,746	4,471	680,041
Total	$2,682,011	$369,802	$9,843,878	$120,428	$13,016,119

(a)           To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in the prior year due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

(b)          “Other” amounts at December 31, 2011 primarily include net finance receivables of our foreign subsidiary, Ocean, which were sold in the third quarter of 2012.

If our nonperforming finance receivables would have been current in accordance with their original terms, we would have recorded finance charges of $35.5 million in 2012 and $40.7 million in 2011.

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

We include the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected. Information regarding these purchased credit impaired finance receivables was as follows:

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Carrying amount, net of allowance	$1,373,792	$1,529,335

Outstanding balance	$1,957,260	$2,183,901

Allowance for purchased credit impaired finance receivable losses	$16,973	$-

The allowance for purchased credit impaired finance receivable losses at December 31, 2012 reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows. Prior to a $318.3 million transfer from nonaccretable discount to accretable yield in 2012, the carrying value of the purchased credit impaired finance receivables was less than the present value of the expected cash flows. After this transfer, the net present value of the expected cash flows was reduced to the carrying value; therefore, any subsequent deterioration of the real estate loans during 2012 resulted in the need for an allowance for purchased credit impaired finance receivable losses.

Notes to Consolidated Financial Statements, Continued

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

		Successor		Predecessor
		Company		Company
			At or for the	At or for the
	At or for the	At or for the	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Balance at beginning of period	$463,960	$640,619	$-	$-
Additions	-	-	655,056	-
Accretion	(130,987)	(154,871)	(13,204)	-
Reclassifications from nonaccretable difference*	318,333	25,004	-	-
Disposals	(26,427)	(46,792)	(1,233)	-
Balance at end of period	$624,879	$463,960	$640,619	$-

*                  Reclassifications from nonaccretable difference in 2012 and 2011 represent the increases in accretion resulting from the higher pool yield.

No finance receivables have been added to these pools subsequent to November 30, 2010.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables was as follows:

Real Estate
(dollars in thousands)	Loans*

Successor Company
December 31, 2012

TDR gross finance receivables	$802,495
TDR net finance receivables	$806,420
Allowance for TDR finance receivable losses	$92,723

Successor Company
December 31, 2011

TDR gross finance receivables	$297,455
TDR net finance receivables	$298,509
Allowance for TDR finance receivable losses	$29,360

*                  To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in the prior year due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

We have no commitments to lend additional funds on our TDR finance receivables.

Notes to Consolidated Financial Statements, Continued

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Real Estate Loans*

TDR average net receivables	$529,448	$170,410	$28,185	$1,792,270
TDR finance charges recognized	$29,953	$7,638	$93	$81,045

*                  To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in prior years due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

Information regarding the financial effects of the TDR finance receivables was as follows:

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	November 30,	December 31,
(dollars in thousands)	2012	2011	2010	2010

Real Estate Loans*

Number of TDR accounts	5,573	2,210	251	5,204
Pre-modification TDR net finance receivables	$540,159	$279,130	$28,175	$772,940
Post-modification TDR net finance receivables	$549,795	$285,338	$28,195	$783,358

*                  To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in prior years due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

	Successor
(dollars in thousands)	Company
Years Ended December 31,	2012	2011

Real Estate Loans (a)

Number of TDR accounts	590	184
TDR net finance receivables (b)	$66,041	$20,086

(a)           To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in the prior year due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

(b)          Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Notes to Consolidated Financial Statements, Continued

7. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

	Personal	Retail	Real		Consolidated
(dollars in thousands)	Loans	Sales Finance	Estate Loans (a)	Other	Total

Successor Company
Year Ended
December 31, 2012

Balance at beginning of period	$39,522	$1,007	$31,471	$-	$72,000
Provision for finance receivable losses	114,288	11,061	212,254	-	337,603
Charge-offs	(119,383)	(20,035)	(141,867)	-	(281,285)
Recoveries	33,260	10,421	9,438	-	53,119
Transfers to finance receivables held for sale (b)	(1,107)	(194)	-	-	(1,301)
Balance at end of period	$66,580	$2,260	$111,296	$-	$180,136

Successor Company
Year Ended
December 31, 2011

Balance at beginning of period	$4,111	$56	$2,953	$-	$7,120
Provision for finance receivable losses	105,811	14,821	211,689	-	332,321
Charge-offs	(105,219)	(25,861)	(196,737)	-	(327,817)
Recoveries (c)	34,819	11,991	13,566	-	60,376
Balance at end of period	$39,522	$1,007	$31,471	$-	$72,000

Successor Company
One Month Ended
December 31, 2010

Balance at beginning of period (d)	$-	$-	$-	$-	$-
Provision for finance receivable losses	9,843	3,293	25,569	-	38,705
Charge-offs	(8,546)	(4,260)	(23,332)	-	(36,138)
Recoveries	2,814	1,023	716	-	4,553
Balance at end of period	$4,111	$56	$2,953	$-	$7,120

Predecessor Company
Eleven Months Ended
November 30, 2010

Balance at beginning of period	$288,420	$63,621	$1,160,743	$3,514	$1,516,298
Provision for finance receivable losses	69,578	38,115	336,046	534	444,273
Charge-offs	(199,718)	(82,388)	(368,419)	289	(650,236)
Recoveries	34,437	11,960	10,782	67	57,246
Affiliates contributed by SLFI to SLFC (e)	3,575	3,743	8,869	-	16,187
Balance at end of period	$196,292	$35,051	$1,148,021	$4,404	$1,383,768

(a)           To conform to our 2012 presentation, we have combined the branch real estate and centralized real estate data previously reported separately in prior years due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio.

Notes to Consolidated Financial Statements, Continued

(b)          During the first quarter of 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $77.8 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(c)           Recoveries during 2011 included $5.0 million ($1.9 million consumer personal loan recoveries, $0.2 million consumer retail sales finance recoveries, and $2.9 million real estate loan recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

(d)          The beginning balance of allowance for finance receivable losses for the Successor Company for the one month ended December 31, 2010 includes the push-down accounting adjustments.

(e)           Effective January 1, 2010, SLFI contributed two of its wholly-owned subsidiaries to SLFC. The contribution included $16.2 million of allowance for finance receivable losses.

Included in the table above is allowance for finance receivable losses associated with securitizations totaling $10.0 million at December 31, 2012 and $2.1 million at December 31, 2011. See Note 14 for further discussion regarding our securitization transactions.

After the FCFI Transaction, the recorded investment or carrying amount of finance receivables includes the impact of push-down adjustments. The carrying amount charged off for non-credit impaired loans totaled $166.7 million in 2012 and $203.8 million in 2011.

The carrying amount charged off for purchased credit impaired loans totaled $38.3 million in 2012 and $109.5 million in 2011. These amounts represent additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

Notes to Consolidated Financial Statements, Continued

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Other	Total

Successor Company
December 31, 2012

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$66,580	$2,260	$1,600	$-	$70,440
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	-	-	16,973	-	16,973
Individually evaluated for impairment (TDR finance receivables)	-	-	92,723	-	92,723
Total	$66,580	$2,260	$111,296	$-	$180,136

Finance receivables:
Collectively evaluated for impairment	$2,649,732	$208,357	$6,641,453	$-	$9,499,542
Purchased credit impaired finance receivables	-	-	1,390,765	-	1,390,765
TDR finance receivables	-	-	806,420	-	806,420
Total	$2,649,732	$208,357	$8,838,638	$-	$11,696,727

Successor Company
December 31, 2011

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$39,522	$1,007	$2,111	$-	$42,640
Purchased credit impaired finance receivables	-	-	-	-	-
TDR finance receivables	-	-	29,360	-	29,360
Total	$39,522	$1,007	$31,471	$-	$72,000

Finance receivables:
Collectively evaluated for impairment	$2,682,011	$369,802	$8,016,034	$120,428	$11,188,275
Purchased credit impaired finance receivables	-	-	1,529,335	-	1,529,335
TDR finance receivables	-	-	298,509	-	298,509
Total	$2,682,011	$369,802	$9,843,878	$120,428	$13,016,119

In 2012, we recognized $17.0 million of additional charges to the provision for finance receivable losses related to decreases in the expected cash flows for the remaining accounts in the purchased credit impaired pools under Accounting Standards Codification 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.

See Note 2 for additional information on the determination of the allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

8. Finance Receivables Held for Sale

During 2012, we transferred $180.9 million of finance receivables from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We marked these loans to the lower of cost or fair value at the time of transfer and subsequently recorded additional gains in other revenues at the time of sale resulting in net gains of $4.5 million in 2012. In 2012, we sold finance receivables held for sale totaling $171.0 million. During 2012, we transferred $1.4 million of finance receivables from held for sale back to held for investment due to management’s intent to hold these finance receivables for the foreseeable future.

In February 2010, we transferred $170.7 million of finance receivables from held for sale back to held for investment in preparation for an on-balance sheet securitization that was completed in March 2010. In June 2010, we transferred $484.9 million of finance receivables from held for sale back to held for investment due to management’s intent to hold these finance receivables for the foreseeable future.

We repurchased 20 loans for $2.8 million during 2012, compared to 12 loans repurchased for $2.1 million during 2011, and 4 loans repurchased for $0.5 million during 2010. In each period, we repurchased the loans because such loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At December 31, 2012, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

		Successor		Predecessor
		Company		Company
			At or for the	At or for the
	At or for the	At or for the	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Balance at beginning of period	$1,648	$3,511	$3,599	$15,796
Provision for/(reduction in) recourse obligations	3,269	(1,442)	(88)	(3,064)
Recourse losses	(54)	(421)	-	(9,133)
Balance at end of period	$4,863	$1,648	$3,511	$3,599

Notes to Consolidated Financial Statements, Continued

9. Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Successor Company
December 31, 2012

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$33,955	$2,487	$-	$36,442
Obligations of states, municipalities, and political subdivisions	135,476	4,997	(249)	140,224
Corporate debt	278,555	10,514	(1,380)	287,689
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (RMBS)	164,308	7,948	(47)	172,209
Commercial mortgage-backed securities (CMBS)	11,964	1,152	(64)	13,052
Collateralized debt obligations (CDO)/Asset-backed securities (ABS)	15,358	1,214	(4)	16,568
Total	639,616	28,312	(1,744)	666,184
Other long-term investments*	1,404	-	(24)	1,380
Common stocks	974	30	(29)	975
Total	$641,994	$28,342	$(1,797)	$668,539

Successor Company
December 31, 2011

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$52,912	$2,005	$-	$54,917
Obligations of states, municipalities, and political subdivisions	192,287	4,584	(484)	196,387
Corporate debt	325,116	3,803	(5,609)	323,310
Mortgage-backed, asset-backed, and collateralized:
RMBS	120,605	4,632	(23)	125,214
CMBS	16,239	1,634	(597)	17,276
CDO/ABS	18,303	267	(536)	18,034
Total	725,462	16,925	(7,249)	735,138
Preferred stocks	4,959	-	(163)	4,796
Other long-term investments*	5,599	167	(1,639)	4,127
Common stocks	841	-	(22)	819
Total	$736,861	$17,092	$(9,073)	$744,880

*                  Excludes interest in a limited partnership that we account for using the equity method ($0.6 million at December 31, 2012 and $1.4 million at December 31, 2011).

As of December 31, 2012 and 2011, we had no investment securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Successor Company
December 31, 2012

Bonds:
Obligations of states, municipalities, and political subdivisions	$1,569	$(4)	$9,646	$(245)	$11,215	$(249)
Corporate debt	23,673	(510)	49,690	(870)	73,363	(1,380)
RMBS	29,101	(46)	46	(1)	29,147	(47)
CMBS	712	(31)	4,913	(33)	5,625	(64)
CDO/ABS	792	(4)	-	-	792	(4)
Total	55,847	(595)	64,295	(1,149)	120,142	(1,744)
Other long-term investments	178	(23)	8	(1)	186	(24)
Common stocks	-	-	85	(29)	85	(29)
Total	$56,025	$(618)	$64,388	$(1,179)	$120,413	$(1,797)

Successor Company
December 31, 2011

Bonds:
Obligations of states, municipalities, and political subdivisions	$6,600	$(20)	$19,633	$(464)	$26,233	$(484)
Corporate debt	88,026	(2,600)	65,261	(3,009)	153,287	(5,609)
RMBS	1,898	(17)	90	(6)	1,988	(23)
CMBS	4,251	(546)	1,006	(51)	5,257	(597)
CDO/ABS	13,414	(536)	-	-	13,414	(536)
Total	114,189	(3,719)	85,990	(3,530)	200,179	(7,249)
Preferred stocks	4,797	(163)	-	-	4,797	(163)
Other long-term investments	2,617	(1,639)	-	-	2,617	(1,639)
Common stocks	99	(22)	-	-	99	(22)
Total	$121,702	$(5,543)	$85,990	$(3,530)	$207,692	$(9,073)

We continue to monitor unrealized loss positions for potential credit impairments. During 2012, we recognized other-than-temporary impairment credit loss write-downs to investment revenues on corporate debt, RMBS, and CMBS totaling $0.9 million.

Notes to Consolidated Financial Statements, Continued

Components of the other-than-temporary impairment charges on investment securities were as follows:

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Total other-than-temporary impairment losses	$(3,820)	$(3,725)	$-	$(4,240)
Portion of loss recognized in accumulated
other comprehensive loss	-	-	-	(4,805)
Net impairment losses recognized in net income
(loss)	$(3,820)	$(3,725)	$-	$(9,045)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

		Successor		Predecessor
		Company		Company
			At or for the	At or for the
	At or for the	At or for the	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Balance at beginning of period*	$3,725	$-	$-	$3,150
Additions:
Due to other-than-temporary impairments:
Impairment not previously recognized	-	2,398	-	2,007
Impairment previously recognized	924	1,327	-	6,948
Reductions:
Realized due to sales with no prior intention to sell	(2,999)	-	-	-
Realized due to intention to sell	-	-	-	-
Accretion of credit impaired securities	-	-	-	(104)
Balance at end of period	$1,650	$3,725	$-	$12,001

*                  The beginning balance for the Successor Company for the one month ended December 31, 2010 includes the push-down accounting adjustments.

Notes to Consolidated Financial Statements, Continued

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

		Successor		Predecessor
		Company		Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Fair value	$113,718	$90,424	$6,801	$53,746

Realized gains	$1,785	$262	$29	$581
Realized losses	(1,222)	(705)	(311)	(140)
Net realized gains (losses)	$563	$(443)	$(282)	$441

Contractual maturities of fixed-maturity investment securities at December 31, 2012 were as follows:

(dollars in thousands)	Fair	Amortized
December 31, 2012	Value	Cost

Fixed maturities, excluding mortgage-backed
securities:
Due in 1 year or less	$44,238	$44,316
Due after 1 year through 5 years	179,267	173,791
Due after 5 years through 10 years	168,836	162,554
Due after 10 years	72,014	67,325
Mortgage-backed securities	201,829	191,630
Total	$666,184	$639,616

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Notes to Consolidated Financial Statements, Continued

10. Other Assets

Components of other assets were as follows:

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Other invested assets (a)	$124,723	$142,911
Fixed assets, net (b)	69,717	85,920
Real estate owned	68,419	128,946
Prepaid expenses and deferred charges	46,875	39,911
Other intangible assets, net (c)	29,065	42,683
Derivatives fair values	26,699	79,427
Escrow advance receivable	18,520	14,891
Receivables from parent and affiliates	16,196	24,778
Income tax assets (d)	10,832	41,643
Other	49,060	13,488
Total	$460,106	$614,598

(a)           Other invested assets primarily include commercial mortgage loans and accrued investment income.

(b)          Fixed assets were net of accumulated depreciation of $148.7 million at December 31, 2012 and $164.6 million at December 31, 2011.

(c)           Other intangible assets exclude branch office leases of $0.8 million at December 31, 2012 and $2.8 million at December 31, 2011 that are unfavorable to the current market terms and are included in other liabilities and branch office leases of $0.6 million at December 31, 2012 and $1.8 million at December 31, 2011 that are included in fixed assets, net.

(d)         Income tax assets include current federal, foreign, and state tax assets.

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

	Gross		Net Other
	Carrying	Accumulated	Intangible
(dollars in thousands)	Amount	Amortization	Assets

Successor Company
December 31, 2012

VOBA	$35,778	$(29,963)	$5,815
Customer relationships	17,879	(8,271)	9,608
Licenses	12,065	(490)	11,575
Customer lists	9,695	(7,628)	2,067
Total	$75,417	$(46,352)	$29,065

Successor Company
December 31, 2011

VOBA	$35,778	$(25,136)	$10,642
Customer relationships	17,879	(4,983)	12,896
Licenses	12,065	(490)	11,575
Customer lists	9,695	(2,125)	7,570
Total	$75,417	$(32,734)	$42,683

Notes to Consolidated Financial Statements, Continued

Amortization expense totaled $13.6 million in 2012, $41.1 million in 2011, and $3.8 million for the one month ended December 31, 2010. Amortization expense for 2012 and 2011 included impairment charges totaling $4.6 million and $12.8 million, respectively. The estimated aggregate amortization of other intangible assets for each of the next five years is reflected in the table below.

Estimated
Aggregate
Amortization
(dollars in thousands)	Expense

2013	$5,113
2014	4,355
2015	3,931
2016	768
2017	213

11. Transactions with Affiliates of Fortress or AIG

SECURED TERM LOAN

Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, is party to a $3.75 billion, six-year secured term loan pursuant to a credit agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. Affiliates of Fortress and affiliates of AIG owned or managed lending positions in the syndicate of lenders totaling $85.0 million at December 31, 2012 and $105.5 million at December 31, 2011.

SUBSERVICING AND REFINANCE AGREEMENTS

Effective February 1, 2011, Nationstar began subservicing the real estate loans of MorEquity and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

	Successor
(dollars in thousands)	Company
Years Ended December 31,	2012	2011

Subservicing fees	$9,843	$9,910

Refinancing concessions	$4,420	$6,556

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (Logan Circle) provides investment management services for our investments. Logan Circle is a wholly-owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.8 million in 2012.

Notes to Consolidated Financial Statements, Continued

PENSION PLAN

At December 31, 2012, we had no plan assets included in the AIG Retirement Plan, compared to $59.9 million at December 31, 2011. The transfer due from the AIG Retirement Plan to our tax-qualified defined benefit retirement plan, the Springleaf Financial Services Retirement Plan (the Retirement Plan), was completed in April 2012.

REINSURANCE AGREEMENTS

Merit enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $46.8 million at December 31, 2012 and $49.7 million at December 31, 2011.

DERIVATIVES

At December 31, 2012 and 2011, all of our derivative financial instruments were with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. In July 2012, SLFI posted $60.0 million of cash collateral with AIGFP as security for SLFC’s two remaining Euro swap positions with AIGFP and agreed to act as guarantor for the swap positions. In August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. At December 31, 2012, cash collateral with AIGFP totaled $40.0 million.

12.  Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SLFC’s note receivable from SLFI is payable in full on May 31, 2022, and SLFC may demand payment at any time prior to May 31, 2022; however, SLFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SLFI in 2013. The note receivable from SLFI totaled $538.0 million at December 31, 2012 and 2011. Interest receivable on this note totaled $1.5 million at December 31, 2012 and $11.8 million at December 31, 2011. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on the note receivable from SLFI totaled $17.3 million during 2012, $17.4 million during 2011, $1.9 million during the one month ended December 31, 2010, and $16.4 million during the eleven months ended November 30, 2010.

Receivables from Parent and Affiliates

At December 31, 2012 and 2011, receivables from our parent and affiliates totaled $16.2 million and $24.8 million, respectively, primarily due to a receivable from Second Street Funding Corporation, a subsidiary of SLFI, for income taxes payable under current and prior tax sharing agreements, which were paid by SLFC. The receivables from our parent and affiliates also include interest receivable on SLFC’s note receivable from SLFI discussed above.

Notes to Consolidated Financial Statements, Continued

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

CASH COLLATERAL

In August 2012, Springleaf Financial Services of South Carolina, Inc. (SLFSSC), a subsidiary of SLFC, and SLFI entered into a Reimbursement Agreement (the Reimbursement Agreement) and a related Fee Agreement whereby SLFI agreed to post $25.0 million of cash collateral on behalf of SLFSSC in connection with a judgment entered against SLFSSC, subject to SLFSSC’s agreement to repay the collateral in full in the event it was applied to the judgment and to pay a fee equal to an annual rate of 8.00% of the average monthly amount of unreimbursed collateral until fully repaid. SLFSSC agreed to settle the litigation in late August 2012.

In December 2012, SLFSSC and SLFI amended the Reimbursement Agreement and the Fee Agreement to provide that the collateral could be applied toward the settlement and that SLFI would pay up to an additional $11.0 million toward the settlement on behalf of SLFSSC, subject to SLFSSC’s agreement to repay such amounts in full and to pay a fee equal to an annual rate of 8.00% of the average monthly amount paid by SLFI toward the settlement until fully repaid. During 2012, SLFSSC paid SLFI $0.6 million of fees under the Fee Agreement and the amended Fee Agreement.

Subsequently, SLFI paid an additional $5.8 million in December 2012, on SLFSSC’s behalf, to satisfy the remaining portion of the settlement. At December 31, 2012, the resulting payable to SLFI totaled $30.8 million and interest payable to SLFI totaled $0.1 million.

See Note 21 for further information on this legal settlement.

CAPITAL CONTRIBUTIONS

On each of January 10, 2012 and July 11, 2012, SLFC received capital contributions from SLFI of $10.5 million to satisfy SLFC’s hybrid debt semi-annual interest payments due in January and July 2012, respectively.

DERIVATIVES

As discussed in Note 11, SLFI posted $60.0 million of cash collateral with AIGFP as security for SLFC’s two remaining Euro swap positions with AIGFP in July 2012, and in August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. Fees payable to SLFI totaled $0.3 million at December 31, 2012. In 2012, SLFC paid SLFI $6.9 million of collateral and guarantee fees.

INTERCOMPANY AGREEMENTS

In mid-2012, SLFI took the initial steps to explore additional growth opportunities, including centralized online lending and strategic acquisitions of loan portfolios. SLFI created Springleaf Consumer Loan, Inc. (SCLI) for centralized online lending to customers out of the SLFC branch footprint. In addition to direct

Notes to Consolidated Financial Statements, Continued

lending, SCLI has established certain strategic alliances with our state branch operating entities to provide online loan processing services for customers who are located in the geographic footprint of our branch network, but who prefer the convenience of interacting with us primarily online. Among other things, SCLI provides loan application processing and credit underwriting services on behalf of our branch offices for loan applications submitted through a centralized online or telephone application system that are within the branch footprint. SLFI also created Springleaf Acquisition Corporation (SAC) for potential portfolio and other acquisitions. Subsidiaries of SAC and certain third parties recently entered into an agreement to purchase and service a portfolio of real estate and personal loans. SCLI and SAC are not subsidiaries of SLFC.

In 2012, SLFI and SLFC realigned their internal structure related to the provision of certain administrative services. Historically, the employer for all of our employees has been Springleaf Finance Management Corporation (SFMC), a subsidiary of SLFC. SFMC provided management services for all of our companies, and also provided the employees who work in the branches for our state consumer lending entities. Because employees who work at our headquarters and certain other employees provide services to all of our entities, including subsidiaries of SLFI, in late 2012 we reassigned over 1,000 employees who provide those services from SFMC to a new management corporation, Springleaf General Services Corporation (SGSC), a subsidiary of SLFI. Employees who work in the branches or primarily provide services to our branch system remain employees of SFMC. Most SLFI subsidiaries, including SFMC and the state consumer lending entities, have entered into a services agreement with SGSC for the provision of various centralized services, such as accounting, human resources, and information technology support. These services previously had been provided by SFMC.

This reassignment of employees and the intercompany agreements related to the structural realignment are not expected to result in a material increase in the costs and expenses that SLFC would have incurred had this reorganization not taken place. We expect to continue to focus on the consumer business segment which is the core of our present operations. SGSC is not a subsidiary of SLFC.

On December 24, 2012, SGSC entered into the following intercompany agreements with SFMC and with certain other subsidiaries of SLFI (collectively, the “Recipients”):

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. SFMC recorded $1.9 million of service fee expenses during this eight-day period in 2012, which are included in other operating expenses. At December 31, 2012, services fees payable to SGSC totaled $1.9 million. The agreement has a term of 5 years provided that each of SGSC and SFMC may terminate the agreement upon one year’s prior written notice. The agreement will terminate automatically with respect to a Recipient if such Recipient ceases to be an affiliate of SGSC. In addition, each party has the right to terminate the agreement upon the occurrence of certain events, including the filing of a petition of bankruptcy, if the other party becomes or is declared insolvent, makes an assignment on behalf of its creditors or takes any corporate action for its winding up or dissolution.

Notes to Consolidated Financial Statements, Continued

License Agreement

The agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. The agreement has a term of 5 years provided that each of SGSC and SFMC may terminate the agreement upon one year’s prior written notice. The agreement will terminate automatically with respect to a Recipient if such Recipient ceases to be an affiliate of SGSC. In addition, each party has the right to terminate the agreement upon the occurrence of certain events, including the filing of a petition of bankruptcy, if the other party becomes or is declared insolvent, makes an assignment on behalf of its creditors or takes any corporate action for its winding up or dissolution.

Building Lease

The agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $3.7 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. SGSC is permitted to assign the lease to its affiliates or sub-let up to 50% of the rentable square footage (in aggregate) of each leased building. The agreement has a term of 10 years, which SGSC may renew for an additional 5 years by giving one year’s prior written notice and provided no event of default has occurred. SFMC has the option to cancel the lease at any time by delivering a cancellation notice to SGSC at least 9 months prior to the specified lease cancellation date, provided that no such notice can be delivered prior to January 1, 2018. SFMC may also terminate the lease by written notice and exercise its right of re-entry upon the occurrence of certain events, including failure by SGSC to pay rent for 10 days after notice thereof from SFMC, abandonment by SGSC of the property, if SGSC becomes or is declared insolvent, or if SGSC makes an assignment on behalf of its creditors or takes any corporate action for its winding up or dissolution.

SALE OF SUBSIDIARY TO SLFI

On December 19, 2012, SLFC sold 100% of the common stock of its wholly-owned subsidiary, Spingleaf Mortgage Holding Company (SMHC), to SLFI. The sale of SMHC’s common stock to SLFI was recorded at the carrying value of $0.6 million as of December 19, 2012, which approximated the fair value because the purchased assets and liabilities assumed consisted of cash and short-term duration assets and liabilities.

13.  Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	Successor
	Company
	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Senior debt	$12,282,770	$12,702,712	$12,713,870	$11,579,337
Junior subordinated debt	171,546	210,000	171,522	140,000
Total	$12,454,316	$12,912,712	$12,885,392	$11,719,337

Notes to Consolidated Financial Statements, Continued

Weighted average interest rates on long-term debt by type were as follows:

Junior
	Senior	Subordinated
	Debt	Debt	Total

Successor Company
Year Ended December 31, 2012	8.09%	12.26%	8.25%
Year Ended December 31, 2011	8.68%	12.26%	8.83%
One Month Ended December 31, 2010	9.27%	12.26%	9.41%

Predecessor Company
Eleven Months Ended November 30, 2010	5.97%	6.17%	6.10%

Successor Company
At December 31, 2012	5.52%	12.26%	7.54%
At December 31, 2011	8.33%	12.26%	8.49%

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at December 31, 2012 were as follows:

						Junior
		Medium	Euro	Secured		Subordinated
	Retail	Term	Denominated	Term		Debt
(dollars in thousands)	Notes	Notes	Notes (a)	Loan (b) (c)	Securitizations	(Hybrid Debt)	Total

	4.25% -	5.40% -	3.25% -		1.57% -
Interest rates (d)	9.00%	6.90%	4.13%	5.50%	6.00%	6.00%

First quarter 2013	$41,742	$-	$431,630	$-	$-	$-	$473,372
Second quarter 2013	69,983	469,020	-	-	-	-	539,003
Third quarter 2013	42,551	-	-	-	-	-	42,551
Fourth quarter 2013	2,903	-	416,636	-	-	-	419,539
2013	157,179	469,020	848,266	-	-	-	1,474,465
2014	357,976	-	-	-	-	-	357,976
2015	47,679	750,000	-	-	-	-	797,679
2016	-	375,000	-	-	-	-	375,000
2017-2067	-	3,300,000	-	3,750,000	-	350,000	7,400,000
Securitizations (e)	-	-	-	-	2,969,132	-	2,969,132
Total principal maturities	$562,834	$4,894,020	$848,266	$3,750,000	$2,969,132	$350,000	$13,374,252

Total carrying amount	$522,416	$4,162,674	$854,093	$3,765,249	$2,978,338	$171,546	$12,454,316

_________________

(a)                 Euro denominated notes include €345.2 million notes and €323.4 million notes, shown here at the U.S. dollar equivalent at time of issuance.

(b)                Issued by wholly-owned Company subsidiaries.

(c)                 Guaranteed by SLFC and by the Subsidiary Guarantors.

(d)                The interest rates shown are the range of contractual rates in effect at December 31, 2012, which exclude the effects of the associated derivative instruments used in hedge accounting relationships, if applicable.

(e)                 Securitizations are not included in above maturities by period due to their variable monthly repayments.

Notes to Consolidated Financial Statements, Continued

Springleaf Financial Funding Company, a subsidiary of SLFC, is the borrower of the secured term loan that is guaranteed by SLFC and by the Subsidiary Guarantors. In addition, other SLFC operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The secured term loan is secured by a first priority pledge of the stock of Springleaf Financial Funding Company that was limited at the transaction date, in accordance with existing SLFC debt agreements, to $167.9 million.

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

With the exception of SLFC's hybrid debt, none of our debt agreements require SLFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios, except the requirement to maintain a certain level of pledged finance receivables under the secured term loan.

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

As of December 31, 2012, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SLFC’s financial results for the twelve months ended September 30, 2012, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2013 due to the average fixed charge ratio being 0.74x (while the tangible equity to tangible managed assets ratio was 8.72%). During January 2013, SLFC received from SLFI the non-debt capital funding necessary to satisfy, and subsequently paid, the January 2013 interest payments required by SLFC’s hybrid debt.

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

14.  Variable Interest Entities

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

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary; therefore, we consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Our control stems from having prescribed detailed servicing standards and procedures that the third-party servicer and Nationstar must observe (and which cannot be modified without our consent), and from our required involvement in certain loan workouts and disposals of defaulted loans or related collateral. Our retained subordinated and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

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

Notes to Consolidated Financial Statements, Continued

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Assets
Finance receivables	$3,977,412	$2,213,841
Allowance for finance receivable losses	9,955	2,095
Restricted cash	104,853	54,849

Liabilities
Long-term debt	$2,978,338	$1,200,845

Securitization Transactions

2012-1 Securitization. On April 20, 2012, SLFC effected a private securitization transaction in which SLFC caused Eleventh Street Funding LLC (Eleventh Street), a special purpose vehicle wholly owned by SLFC, to sell $371.0 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-1 (the 2012-1 Trust), with a 4.38% weighted average yield, to certain investors. Eleventh Street sold the mortgage-backed notes for $367.8 million, after the price discount but before expenses. Eleventh Street initially retained $42.6 million of the 2012-1 Trust’s subordinate mortgage-backed notes.

2012-2 Securitization. On August 8, 2012, SLFC effected a private securitization transaction in which SLFC caused Twelfth Street Funding LLC (Twelfth Street), a special purpose vehicle wholly owned by SLFC, to sell $750.8 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-2 (the 2012-2 Trust), with a 3.59% weighted average yield, to certain investors. Twelfth Street sold the mortgage-backed notes for $749.7 million, after the price discount but before expenses. SLFC initially retained $107.7 million of the 2012-2 Trust’s subordinate mortgage-backed notes.

2012-3 Securitization. On October 25, 2012, SLFC effected a private securitization transaction in which SLFC caused Fourteenth Street Funding LLC (Fourteenth Street), a special purpose vehicle wholly owned by SLFC, to sell $787.4 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-3 (the 2012-3 Trust), with a 2.80% weighted average yield, to certain investors. Fourteenth Street sold the mortgage-backed notes for $787.2 million, after the price discount but before expenses. Fourteenth Street initially retained $112.3 million of the 2012-3 Trust’s subordinate mortgage-backed notes.

2011 Securitization. In September 2011, we completed an on-balance sheet securitization transaction which included the sale of $496.9 million of our real estate loans to a wholly-owned consolidated special purpose vehicle, Eighth Street Funding LLC (Eighth Street), which concurrently formed a trust that issued notes to Eighth Street in exchange for the loans. In connection with the securitization, Eighth Street sold at a discount $242.7 million of senior notes with a 4.05% coupon to a third party. Eighth Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $242.5 million, and retained senior, subordinated and residual interest notes.

2010 Securitization. In March 2010, we completed an on-balance sheet securitization transaction which included the sale of $1.0 billion of our real estate loans to a wholly-owned consolidated special purpose vehicle, Sixth Street Funding LLC (Sixth Street), which concurrently formed a trust that issued trust certificates to Sixth Street in exchange for the loans. In connection with the securitization, Sixth Street sold to a third party $501.3 million of senior certificates with a 5.15% coupon. Sixth Street received cash

Notes to Consolidated Financial Statements, Continued

proceeds, including accrued interest after the sales discount but before expenses, of $503.3 million and retained subordinated and residual interest trust certificates.

Sales of Previously Retained Notes

During 2012, we sold the following previously retained mortgage-backed notes/trust certificates:

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

VIE Interest Expense

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs totaled $110.7 million in 2012, $67.2 million in 2011, $5.6 million during the one month ended December 31, 2010, and $141.4 million during the eleven months ended November 30, 2010.

UNCONSOLIDATED VIE

We have established a VIE that holds the junior subordinated debt described in Note 13. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at December 31, 2012 or 2011.

15.  Derivative Financial Instruments

SLFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures to interest rate and currency risks in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. During the third quarter of 2012, we terminated a cross currency interest rate swap agreement with a remaining notional amount of €183.0 million. At December 31, 2012, SLFC’s remaining derivative financial instrument (included in other assets) consisted of a cross currency interest rate swap agreement that matures in 2013.

While SLFC’s cross currency interest rate swap agreement mitigates economic exposure of related debt, it does not currently qualify as a cash flow or fair value hedge under U.S. GAAP.

Weighted average receive and pay rates of our cross currency interest rate swap agreements were as follows:

(dollars in thousands)	Successor Company
December 31,	2012	2011

Weighted average receive rate	4.13%	3.69%
Weighted average pay rate	0.56%	2.73%

Notes to Consolidated Financial Statements, Continued

Changes in the notional amounts of our cross currency interest rate swap agreements and foreign currency forward agreement were as follows:

	Successor			Predecessor
	Company			Company
			At or for the	At or for the
	At or for the	At or for the	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Balance at beginning of period	$1,269,500	$2,727,386	$2,727,386	$3,499,686
Expired contracts	-	(1,457,886)	-	(772,300)
Discontinued and terminated contracts	(852,864)	-	-	-
Balance at end of period	$416,636	$1,269,500	$2,727,386	$2,727,386

During 2012, we decreased the notional amounts of our Euro cross currency interest rate swap agreements by €676.7 million. We elected to discontinue hedge accounting prospectively on one of our cash flow hedges as of May 2012 and terminated this cross currency interest rate swap agreement in August 2012. We continue to report the gain related to the discontinued and terminated cash flow hedge in accumulated other comprehensive income, which is being reclassified into earnings during the remaining contractual term of the debt agreement (January 2013) as the hedged transaction impacts earnings. As a result of our decision to repurchase Euro denominated debt, we elected to discontinue hedge accounting and subsequently accelerated the reclassification of amounts in accumulated other comprehensive income to other revenues resulting in gains of $0.7 million in 2012.

Fair value of derivative instruments presented on a gross basis by type were as follows:

	Successor
	Company
	December 31, 2012			December 31, 2011
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Hedging Instruments
Cross currency interest rate	$-	$-	$-	$625,250	$25,148	$-

Non-Designated Hedging Instruments
Cross currency interest rate	416,636	26,699	-	644,250	54,279	-
Total derivative instruments	$416,636	$26,699	$-	$1,269,500	$79,427	$-

Notes to Consolidated Financial Statements, Continued

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss, reclassified from accumulated other comprehensive income or loss into other revenues (effective and ineffective portion) and interest expense (effective portion), and recognized in other revenues (ineffective portion) were as follows:

		From AOCI(L) (a) to			Recognized
		Other	Interest		in Other
(dollars in thousands)	AOCI(L)	Revenues (b)	Expense	Earnings (c)	Revenues

Successor Company
Year Ended
December 31, 2012

Cross currency interest rate	$(16,987)	$(12,343)	$1,839	$(10,504)	$(426)

Successor Company
Year Ended
December 31, 2011

Interest rate	$(3,084)	$-	$(1,624)	$(1,624)	$(2,569)
Cross currency interest rate	34,877	26,391	1,963	28,354	840
Total	$31,793	$26,391	$339	$26,730	$(1,729)

Successor Company
One Month Ended
December 31, 2010

Interest rate	$8,998	$11,137	$(3,599)	$7,538	$2,432
Cross currency interest rate	56,698	56,492	87	56,579	1,127
Total	$65,696	$67,629	$(3,512)	$64,117	$3,559

Predecessor Company
Eleven Months Ended
November 30, 2010

Interest rate	$23,518	$33,955	$(38,987)	$(5,032)	$(2,822)
Cross currency interest rate	(57,639)	(22,301)	(14,824)	(37,125)	(26,404)
Total	$(34,121)	$11,654	$(53,811)	$(42,157)	$(29,226)

(a)           Accumulated other comprehensive income (loss).

(b)          See table below for the effective and ineffective components of other revenues reclassified from accumulated other comprehensive income or loss.

(c)           Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues and to interest expense for cash flow hedges as disclosed on our consolidated statement of comprehensive income (loss).

Notes to Consolidated Financial Statements, Continued

Other revenues reclassified from accumulated other comprehensive income or loss consisted of the following:

	Successor
(dollars in thousands)	Company
Years Ended December 31,	2012	2011

Effective portion	$(13,050)	$26,391
Ineffective portion*	707	-
Total	$(12,343)	$26,391

*                  Ineffective portion for 2012 consisted of gains related to our election to discontinue hedge accounting.

At December 31, 2012, we expect the remaining $0.2 million deferred net gain on cash flow hedges to be reclassified from accumulated other comprehensive income or loss to earnings during the next twelve months.

The amounts recognized in other revenues for non-designated hedging instruments were as follows:

(dollars in thousands)	Non-Designated Hedging Instruments

Successor Company
Year Ended December 31, 2012

Cross currency interest rate	$(33,761)

Successor Company
Year Ended December 31, 2011

Cross currency interest rate and interest rate	$25,262
Equity-indexed	215
Total	$25,477

Successor Company
One Month Ended December 31, 2010

Cross currency interest rate and interest rate	$23,005
Equity-indexed	27
Total	$23,032

Predecessor Company
Eleven Months Ended November 30, 2010

Cross currency interest rate and interest rate	$39,386
Equity-indexed	292
Total	$39,678

Notes to Consolidated Financial Statements, Continued

Derivative adjustments included in other revenues consisted of the following:

	Successor			Predecessor
	Company			Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Mark to market gains (losses)	$(28,659)	$(26,572)	$27,777	$(62,394)
Net interest income	18,745	23,788	1,984	14,724
Credit valuation adjustment gains (losses)	(3,559)	5,842	(1,571)	11,980
Ineffectiveness gains (losses)	(426)	(1,729)	3,559	(29,226)
Other comprehensive income release gain on cash flow hedge maturities	-	-	-	68,803
Other	2,136	215	1,114	292
Total	$(11,763)	$1,544	$32,863	$4,179

SLFC is exposed to credit risk if counterparties to swap agreements do not perform. SLFC regularly monitors counterparty credit ratings throughout the term of the agreements. SLFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt.

16.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Finance receivable related:
Unearned premium reserves	$118,589	$107,874
Benefit reserves	84,748	82,454
Claim reserves	28,093	25,278
Subtotal	231,430	215,606

Non-finance receivable related:
Benefit reserves	83,604	90,161
Claim reserves	50,204	22,090
Subtotal	133,808	112,251

Total	$365,238	$327,857

Our insurance subsidiaries enter into reinsurance agreements with other insurers (including subsidiaries of AIG). Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Non-affiliated insurance companies	$20,485	$29,266
Affiliated insurance companies	46,774	49,682
Total	$67,259	$78,948

Notes to Consolidated Financial Statements, Continued

At December 31, 2012 and 2011, reserves related to insurance claims and policyholder liabilities ceded to nonaffiliated insurance companies totaled $27.3 million and $27.0 million, respectively.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance, which is a comprehensive basis of accounting other than U.S. GAAP. We report our statutory financial information on a historical accounting basis. We are not required and did not apply push-down accounting to the insurance subsidiaries on a statutory basis.

Reconciliations of statutory net income to U.S. GAAP net income were as follows:

(dollars in thousands)
Years Ended December 31,	2012	2011	2010

Statutory net income	$28,624	$28,452	$44,830

Reserve changes	4,185	12,708	5,138
Change in deferred policy acquisition costs	3,216	3,600	(2,819)
Income tax charge	(3,121)	(1,311)	(5,092)
Amortization of interest maintenance reserve	2,208	2,517	2,906
Realized gains (losses)	(689)	1,802	(4,038)
Other, net	313	145	(390)
U.S. GAAP net income	$34,736	$47,913	$40,535

Reconciliations of statutory equity to U.S. GAAP equity were as follows:

(dollars in thousands)
December 31,	2012	2011

Statutory equity	$508,861	$622,746

Reserve changes	58,222	54,026
Decrease in carrying value of affiliates	(45,081)	(42,354)
Deferred policy acquisition costs	38,095	34,458
Net unrealized gains	35,005	25,407
Income tax benefit	(25,527)	(9,841)
Provision for reinsurance	5,149	7,674
Asset valuation reserve	3,934	2,474
Other, net*	8,128	1,887
U.S. GAAP equity	$586,786	$696,477

*      “Other, net” at December 31, 2012 includes a receivable for securities due from broker of $5.7 million that was non-admitted for statutory accounting.

State law restricts the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, the Indiana Department of Insurance. Our insurance subsidiaries paid $150.0 million of dividends in second quarter 2012 upon receiving prior approval and paid $45.0 million of dividends in second quarter 2011 that did not require prior approval.

Notes to Consolidated Financial Statements, Continued

17.  Other Liabilities

Components of other liabilities were as follows:

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Accrued interest on debt	$70,378	$115,710
Ocean reserves	65,757	15,000
Salary and benefit liabilities	40,176	101,134
Payable to affiliate*	30,750	-
Accrued legal contingencies and expenses	10,201	42,123
Uncashed checks, reclassified from cash	6,953	21,439
Other	43,964	42,850
Total	$268,179	$338,256

*        Payable to affiliate consists of a payable to SLFI for payments made by SLFI, on SLFSSC’s behalf, to satisfy a legal settlement against SLFSSC. See Note 12 for further information on the payable to SLFI.

18.  Capital Stock

SLFC has two classes of authorized capital stock:  special shares and common shares. SLFC may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2012 were as follows:

	Par	Shares
	Value	Authorized

Special Shares	-	25,000,000
Common Shares	$0.50	25,000,000

Shares issued and outstanding at December 31, 2012 and 2011 were as follows:

	Successor
	Company
December 31,	2012	2011

Special Shares	-	-
Common Shares	10,160,016	10,160,014

On each of January 10, 2012 and July 11, 2012, SLFC issued one share of SLFC common stock to SLFI for $10.5 million in order to satisfy SLFC’s hybrid debt semi-annual interest payments due in January and July 2012, respectively.

Similarly, on January 11, 2013, SLFC issued one share of SLFC common stock to SLFI for $10.5 million in order to satisfy SLFC’s hybrid debt semi-annual interest payments due in January 2013.

Notes to Consolidated Financial Statements, Continued

19.  Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Net unrealized gains on:
Investment securities	$17,255	$5,213
Cash flow hedges	104	4,318
Retirement plan liabilities adjustments	8,120	(35,221)
Foreign currency translation adjustments	4,127	152
Accumulated other comprehensive income (loss)	$29,606	$(25,538)

20.  Income Taxes

AGF Holding and all of its domestic U.S. subsidiaries, including SLFC, file a consolidated life/nonlife federal tax return with the Internal Revenue Service (IRS). Federal income taxes are allocated to these subsidiaries under a tax sharing agreement with AGF Holding. Our foreign subsidiaries file tax returns in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

As of December 31, 2011, we made the determination that we could no longer assert that we intended to permanently reinvest the earnings of our foreign subsidiaries, and deferred taxes were recorded on the unremitted earnings in our foreign subsidiaries as of December 31, 2011, which resulted in no material impact on tax expense.

Components of benefit from income taxes were as follows:

	Successor			Predecessor
	Company			Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Federal:
Current	$45,386	$14,395	$4,557	$(242,268)
Deferred	(132,281)	(134,443)	(7,256)	111,258
Deferred - valuation allowance	-	-	-	(111,258)
Total federal	(86,895)	(120,048)	(2,699)	(242,268)

Foreign:
Current	2,604	886	(177)	(918)
Deferred	(14,072)	(1,092)	6	1,791
Deferred - valuation allowance	15,655	3,956	-	-
Total foreign	4,187	3,750	(171)	873

State:
Current	5,840	2,556	731	1,309
Deferred	(23,378)	(5,777)	-	50,711
Deferred - valuation allowance	9,092	21,184	-	(50,711)
Total state	(8,446)	17,963	731	1,309

Total	$(91,154)	$(98,335)	$(2,139)	$(240,086)

Notes to Consolidated Financial Statements, Continued

Benefit from foreign income taxes includes our foreign subsidiaries that operate in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom. In 2011, we recorded a full valuation allowance on the deferred tax assets related to our United Kingdom operations. Previously, a valuation allowance was not required on the deferred tax assets related to our foreign operations.

We recorded a current state income tax provision in 2012 and 2011 attributable to profitable operations in certain states in which we do business that could not be offset against losses incurred. We recorded a valuation allowance against the majority of our state deferred tax assets including all state deferred tax assets related to net operating losses.

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

	Successor			Predecessor
	Company			Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%

Valuation allowance	(5.02)	(5.48)	-	45.50
Foreign operations	(3.20)	(.44)	-	-
State income taxes	1.76	.65	.03	.35
Bargain purchase gain	-	-	(35.17)	-
Outside basis	-	-	-	18.80
Other, net	.69	.71	(.01)	(1.47)
Effective income tax rate	29.23%	30.44%	(.15)%	98.18%

The effective income tax rate for 2012 and 2011 differed from the statutory tax rate primarily due to the impact of recording a partial valuation allowance on the deferred tax assets related to our foreign and state operations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax obligation (all of which would affect the effective tax rate if recognized) is as follows:

	Successor
(dollars in thousands)	Company
Years Ended December 31,	2012	2011	2010

Balance at beginning of year	$-	$-	$-
Increases in tax positions for prior years	1,091	-	-
Decreases in tax positions for prior years	-	-	-
Increases in tax positions for current years	489	-	-
Decreases in tax positions for current years	-	-	-
Lapse in statute of limitations	-	-	-
Settlements	-	-	-
Balance at end of year	$1,580	$-	$-

Our gross unrecognized tax obligation includes interest and penalties. We recognize interest and penalties related to gross unrecognized tax obligations in income tax expense. At December 31, 2012, we had accrued $0.2 million for the payment of interest (net of the federal benefit) and penalties, compared to zero at December 31, 2011; however, the amount or the uncertainty of this tax obligation may change in the next twelve months.

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

Components of deferred tax assets and liabilities were as follows:

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Deferred tax assets:
Mark to market	$48,148	$-
Net operating losses and tax attributes	23,403	8,422
Pension	13,819	33,918
Market discount	10,698	11,095
Real estate owned	7,862	-
State taxes	6,547	-
Insurance reserves	4,576	7,093
Legal reserve	1,989	14,539
Fixed assets	-	417
Deferred insurance commissions	1,043	101
Other	1,875	1,828
Total	119,960	77,413

Deferred tax liabilities:
Debt writedown	337,770	415,943
Securitization	16,840	2,165
Other intangible assets	10,233	14,939
Fixed assets	1,844	-
Mark to market	-	18,456
State taxes	-	8,649
Other	12,843	15,449
Total	379,530	475,601

Net deferred tax liabilities before valuation allowance	(259,570)	(398,188)
Valuation allowance	(39,291)	(17,726)
Net deferred tax liabilities	$(298,861)	$(415,914)

At December 31, 2012, we had a net deferred tax liability of $298.9 million. The gross deferred tax liabilities are expected to reverse in timing and amount sufficient to create positive taxable income which will allow for the realization of all of our gross federal deferred tax assets. Included in our gross deferred tax assets is the benefit of a foreign net operating loss carryforward of $19.6 million from our United Kingdom operations and a foreign tax credit benefit of $3.1 million. At December 31, 2012, we had a valuation allowance on our state deferred tax assets of $19.7 million, net of a deferred federal tax benefit. At December 31, 2012, we also had a $19.6 million valuation allowance against our United Kingdom operations.

At December 31, 2011, we had a net deferred tax liability of $415.9 million. Included in our gross deferred tax assets was a foreign net operating loss carryforward of $3.5 million from our United Kingdom operations, a foreign tax credit benefit of $2.7 million, and a domestic federal net operating loss carryforward of $2.3 million. A full valuation allowance was recorded for the net deferred tax assets of our United Kingdom operations including the benefit of the foreign net operating loss carryforward. At

Notes to Consolidated Financial Statements, Continued

December 31, 2011, we had a valuation allowance on our state deferred tax assets of $13.8 million, net of a deferred federal tax benefit. At December 31, 2011 we also had a $4.0 million valuation allowance against our United Kingdom operations.

At December 31, 2012, we had $4.3 million of net current federal and foreign income tax receivable, compared to $37.8 million at December 31, 2011. At December 31, 2012, we had state net operating loss carryforwards of $228.1 million, compared to $333.2 million at December 31, 2011. The state net operating loss carryforwards expire between 2016 and 2033. At December 31, 2012, we had deferred and accrued taxes consisting of $5.0 million of non-income based taxes compared to $6.3 million at December 31, 2011.

21.  Lease Commitments, Rent Expense, and Contingent Liabilities

LEASE COMMITMENTS AND RENT EXPENSE

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis and the amortization of the lease intangibles recorded as a result of the FCFI Transaction, were as follows:

Lease
(dollars in thousands)	Commitments*

First quarter 2013	$5,326
Second quarter 2013	7,364
Third quarter 2013	6,892
Fourth quarter 2013	6,427
2013	26,009
2014	21,393
2015	13,814
2016	8,261
2017	4,141
2018+	2,168
Total	$75,786

*            Includes $2.4 million of rental commitments for leased office space at closed locations (included in other liabilities at December 31, 2012).

In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $36.3 million in 2012, $37.9 million in 2011, $3.6 million for the one month ended December 31, 2010, and $41.3 million for the eleven months ended November 30, 2010. We anticipate minimum annual rental commitments in 2013 to be less than the amount of rental expense incurred in 2012 primarily due to branch office closings in 2012.

LEGAL CONTINGENCIES

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with its activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While we will continue to identify certain legal actions where we believe a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that we have not yet been notified of or are not yet determined to be probable or reasonably possible.

Notes to Consolidated Financial Statements, Continued

We contest liability and/or the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of any loss. In addition, even where loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal actions, we cannot reasonably estimate such losses, particularly for actions that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the actions in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any given action.

For certain other legal actions, we can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but do not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on our consolidated financial statements as a whole.

King v. American General Finance, Inc., Case No. 96-CP-38-595, in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, the plaintiffs asserted class claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, among other things, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. After almost 17 years of litigation, on August 27, 2012, the parties settled the case on a claims made basis. Preliminary approval of the settlement was obtained on September 6, 2012 and final approval was obtained on November 19, 2012. At December 31, 2012, the remaining reserve for this class action lawsuit totaled $3.5 million. Funds were distributed beginning in late December 2012. Class members who made a claim and had one loan in the class period received $5,000; those with two loans, $5,750; those with three loans, $6,500; those with four loans, $7,250; and those with five or more loans, $8,000. Aggregate payments to these class members totaled $16.8 million in 2012. In addition, we paid $13.5 million in attorney fees and costs in December 2012 and $3.5 million of unclaimed funds to South Carolina charities in February 2013.

PAYMENT PROTECTION INSURANCE

Ocean provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (PPI) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (FSA) guidelines on the treatment of PPI complaints. In addition, the FSA issued a guidance consultation paper in March 2012 on the payment protection insurance customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate. The total reserves related to the estimated PPI claims were $62.7 million at December 31, 2012 and $13.5 million (net of professional indemnity insurance receivable) at December 31, 2011. In 2012, our professional indemnity insurance claim was disputed, and in the fourth quarter of 2012, we reversed this claim based upon our assessment that the probability of the recovery of the claim no longer met the probability standard for recognition.

Notes to Consolidated Financial Statements, Continued

22.  Risks and Uncertainties Related to Liquidity and Capital Resources

We currently have a significant amount of indebtedness in relation to our equity. SLFC’s credit ratings are all non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability and cost to refinance our indebtedness.

There are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans which are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•                 the liquidation and related losses within our real estate portfolio could be substantial and result in reduced cash receipts;

•                 our inability to grow our consumer loan portfolio with adequate profitability to fund operations, loan losses, and other expenses;

•                 our inability to monetize assets including, but not limited to, our access to debt and securitization markets and our note receivable from parent;

•                 the effect of federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (which, among other things, established the Consumer Financial Protection Bureau with broad authority to regulate and examine financial institutions), on our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•                 the potential for increasing costs and difficulty in servicing our loan portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our real estate loans that were originated or acquired centrally;

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

•                 the potential for additional unforeseen cash demands or accelerations of obligations;

•                 reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•                 the potential for declines in bond and equity markets; and

•                 the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans.

At December 31, 2012, we had $1.4 billion of cash and cash equivalents and in 2012 we generated a net loss of $220.7 million and net cash inflow from operating and investing activities of $1.6 billion. At December 31, 2012, our scheduled principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $2.1 billion, of which $445.2 million (excluding securitizations) has been repaid in January 2013. As of December 31, 2012, we had unpaid principal balances of $2.0 billion of unencumbered personal loans and $609.7 million of unencumbered real estate loans. In addition, SLFC may demand payment of some or all of its note receivable from SLFI ($538.0 million outstanding at December 31, 2012); however, SLFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SLFI in 2013.

Notes to Consolidated Financial Statements, Continued

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due during the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than we expect or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect and such actual results could materially adversely affect us.

23.  Benefit Plans

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

On January 1, 2011, we established the Retirement Plan and a 401(k) plan in which most of our employees were eligible to participate. The Retirement Plan was based on substantially the same terms as the AIG plan it replaced. Our employees in Puerto Rico participated in a defined benefit pension plan sponsored by CommoLoCo, Inc., our Puerto Rican subsidiary. Effective December 31, 2012, the Retirement Plan and the CommoLoCo Retirement Plan were frozen. Consistent with other companies in the market, management has shifted its retirement focus away from these retirement plans and towards the 401(k) plan. Our employees will not lose any vested benefits in the Retirement Plan or the CommoLoCo Retirement Plan that accrued prior to January 1, 2013.

In addition, we sponsor unfunded defined benefit plans for certain employees and provide postretirement health and welfare and life insurance plans.

PENSION PLANS

We offer various defined benefit plans to eligible employees based on completion of a specified period of continuous service, subject to age limitations.

Retirement Plan

Our Retirement Plan is a noncontributory defined benefit plan which is subject to the provisions of ERISA. U.S. salaried employees who were employed by a participating company, had attained age 21, and completed twelve months of continuous service were eligible to participate in the plan. Employees generally vested after 5 years of service. Prior to January 1, 2013, unreduced benefits were paid to retirees at normal retirement (age 65) and were based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years.

CommoLoCo Retirement Plan

The CommoLoCo Retirement Plan is a noncontributory defined benefit plan which is subject to the provisions of the Puerto Rico tax code. Puerto Rican residents employed by CommoLoCo, Inc. who had attained age 21 and completed one year of service were eligible to participate in the plan.

Notes to Consolidated Financial Statements, Continued

Unfunded Defined Benefit Plans

We sponsor unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by our other retirement plans. These include: (1) Springleaf Financial Services Excess Retirement Income Plan (the Excess Retirement Income Plan), which provides a benefit equal to the reduction in benefits payable to certain employees under our qualified retirement plan as a result of federal tax limitations on compensation and benefits payable; and (2) the Supplemental Executive Retirement Plan (SERP), which provides additional retirement benefits to designated executives. Benefits under the SERP were frozen at the end of August 2004.

POSTRETIREMENT PLANS

We provide postretirement medical care and life insurance benefits. Eligibility is based upon completion of 10 years of credited service and attainment of age 55. Life and dental benefits are closed to new participants.

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

401(K) PLANS

We sponsor voluntary savings plans for our U.S. employees and for our employees of CommoLoco, Inc.

Springleaf Financial Services 401(k) Plan

The Springleaf Financial Services 401(k) Plan for 2012 provided for a tiered Company matching on the first 6% of the salary reduction contributions of the employees depending on the employees’ years of service (10% Company matching for 0-4 years of service, 20% Company matching for 5-9 years of service, and 30% Company matching for 10 or more years of service). The salaries and benefit expense associated with this plan was $1.9 million in 2012 and $8.4 million in 2011. Effective January 1, 2013, the employees’ contributions of up to 4% are matched 100% by the Company.

CommoLoCo Thrift Plan

The CommoLoco Thrift Plan provides for salary reduction contributions by employees and 100% matching contributions by the Company of up to 3% of annual salary and 50% matching contributions by the Company of the next 3% of annual salary depending on the respective employee’s years of service. The salaries and benefit expense associated with this plan for 2012 and 2011 was immaterial. There were no changes to the Company’s matching contributions for 2013.

SHARE-BASED COMPENSATION PLAN

We did not record any share-based compensation expense in 2012 or 2011. We recorded share-based compensation expense of $15.3 million in 2010.

Notes to Consolidated Financial Statements, Continued

OBLIGATIONS AND FUNDED STATUS

The following table presents the funded status of the defined benefit pension plans and other postretirement benefit plans, reconciled to the net amount included in other liabilities:

	Successor
	Company
(dollars in thousands)	Pension (a)		Postretirement (b)
At or for the Years Ended December 31,	2012	2011	2012	2011

Projected benefit obligation, beginning of period	$435,221	$310,089	$6,725	$5,821
Service cost	14,968	12,543	285	256
Interest cost	18,342	18,162	262	281
Actuarial loss	25,809	105,243	166	500
Benefits paid:
Company assets	-	-	(172)	(133)
Plan assets	(10,376)	(10,816)	-	-
Curtailment	(78,558)	-	(579)	-
Settlement	(37,815)	-	-	-
Projected benefit obligation, end of period	367,591	435,221	6,687	6,725

Fair value of plan assets, beginning of period	350,374	281,308	-	-
Actual return on plan assets, net of expenses	43,579	68,109	-	-
Company contributions	1,062	11,773	172	133
Benefits paid:
Company assets	-	-	(172)	(133)
Plan assets	(48,191)	(10,816)	-	-
Fair value of plan assets, end of period	346,824	350,374	-	-
Funded status, end of period	$(20,767)	$(84,847)	$(6,687)	$(6,725)

Net amounts recognized in the consolidated balance sheet:
Assets	$-	$-	$-	$-
Liabilities	20,767	84,847	6,687	6,725
Total amounts recognized	$(20,767)	$(84,847)	$(6,687)	$(6,725)

Pretax amounts recognized in accumulated other comprehensive income or loss:
Net gain (loss)	$13,303	$(53,882)	$(582)	$(416)
Prior service credit (cost)	-	-	-	-
Total amounts recognized	$13,303	$(53,882)	$(582)	$(416)

(a)           Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $10.1 million at December 31, 2012 and $10.0 million at December 31, 2011.

(b)          We do not currently fund postretirement benefits.

The accumulated benefit obligation for U.S. pension benefit plans was $367.6 million at December 31, 2012 and $367.1 million at December 31, 2011.

Notes to Consolidated Financial Statements, Continued

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

	Successor
	Company
	PBO Exceeds		ABO Exceeds
	Fair Value		Fair Value
(dollars in thousands)	of Plan Assets		of Plan Assets
December 31,	2012	2011	2012	2011

Projected benefit obligation	$367,591	$435,221	$367,591	$435,221
Accumulated benefit obligation	$367,591	$367,067	$367,591	$367,067
Fair value of plan assets	$346,824	$350,374	$346,824	$350,374

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans and other postretirement benefit plans:

	Successor
	Company
(dollars in thousands)	Pension		Postretirement
Years Ended December 31,	2012	2011	2012	2011

Components of net periodic benefit cost:
Service cost	$14,968	$12,543	$285	$256
Interest cost	18,342	18,162	262	281
Expected return on assets	(20,912)	(17,421)	-	-
Actuarial gain	285	-	-	(1)
Curtailment gain	(7,115)	-	(579)	-
Settlement loss	(1,401)	68	-	-
Net periodic benefit cost	$4,167	$13,352	$(32)	$536

Total recognized in other comprehensive income or loss	$(67,185)	$54,487	$166	$501

Total recognized in net periodic benefit cost and other comprehensive income or loss	$(63,018)	$67,839	$134	$1,037

The estimated net loss that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year is $47,000 for our combined defined benefit pension plans. We estimate that the prior service credit that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year will be zero for our combined defined benefit pension plans. We estimate that the estimated amortization from accumulated other comprehensive income or loss for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year will be zero for our defined benefit postretirement plans.

Notes to Consolidated Financial Statements, Continued

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Successor
	Company
	Pension		Postretirement
December 31,	2012	2011	2012		2011

Projected benefit obligation:
Discount rate	3.97%	4.42%	3.89%		4.32%
Rate of compensation increase	-%	3.78%	N/A	*	N/A	*

Net periodic benefit costs:
Discount rate	4.42%	5.56%	4.32%		5.31%
Rate of compensation increase	3.78%	3.78%	N/A	*	N/A	*
Expected return on assets	6.10%	6.04%	N/A	*	N/A	*

*                  Not applicable

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2012 and an equivalent single discount rate was derived that resulted in the same liability. This single discount rate for each plan was used.

Investment Strategy

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

Allocation of Plan Assets

The long-term strategic asset allocation is reviewed and revised annually. The plans’ assets are monitored by our Retirement Plans Committee and the investment managers, which can entail allocating the plans assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

At December 31, 2012, the actual asset allocation for the primary asset classes was 93% in fixed income securities, 6% in equity securities, and 1% in cash and cash equivalents. The 2013 target asset allocation for the primary asset classes is 94% in fixed income securities and 6% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 6% for the Retirement Plan and 7% for the CommoLoCo Retirement Plan for 2012. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future

Notes to Consolidated Financial Statements, Continued

market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

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

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans and other postretirement benefit plans, at December 31, 2012 are as follows:

(dollars in thousands)	Pension	Postretirement

2013	$11,449	$182
2014	12,061	206
2015	12,610	226
2016	13,181	245
2017	13,758	262
2018-2022	77,371	1,570

FAIR VALUE MEASUREMENTS – PLAN ASSETS

The inputs and methodology used in determining the fair value of the plan assets are consistent with those used to measure our assets.

Notes to Consolidated Financial Statements, Continued

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in thousands)	Level 1	Level 2	Level 3	Total

Successor Company
December 31, 2012

Assets:
Cash and cash equivalents	$2,073	$-	$-	$2,073
Equity securities:
U.S. (a)	-	19,670	-	19,670
International (b)	-	1,117	-	1,117
Fixed income securities:
U.S. investment grade (c)	-	322,332	-	322,332
U.S. high yield (d)	-	1,632	-	1,632
Total	$2,073	$344,751	$-	$346,824

Successor Company
December 31, 2011

Assets:
Cash and cash equivalents	$1,587	$-	$-	$1,587
Equity securities:
U.S. (a)	-	18,443	-	18,443
International (b)	-	917	-	917
Fixed income securities:
U.S. investment grade (c)	-	268,077	-	268,077
U.S. high yield (d)	-	1,425	-	1,425
Transfer due from AIG Retirement Plan (e)	-	-	59,925	59,925
Total	$1,587	$288,862	$59,925	$350,374

(a)           Includes index mutual funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.

(b)          Includes investment mutual funds in companies in emerging and developed markets.

(c)           Includes investment mutual funds in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)          Includes investment mutual funds in securities or debt obligations that have a rating below investment grade.

(e)           Represents the final settlement from the AIG Retirement Plan to the Retirement Plan, which was completed in April 2012.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

Notes to Consolidated Financial Statements, Continued

The following table presents changes in our Level 3 plan assets measured at fair value:

		Net gains (losses) included in:
				Purchases,
	Balance at		Other	sales,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	issues,	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	settlements*	Level 3	Level 3	period

Successor Company Year Ended December 31, 2012

Transfer due from AIG Retirement Plan	$59,925	$-	$-	$(59,925)	$-	$-	$-

Successor Company Year Ended December 31, 2011

Transfer due from AIG Retirement Plan	$-	$-	$-	$-	$59,925	$-	$59,925

*                  “Purchases, sales, issues, and settlements” column consists of the final settlement from the AIG Retirement Plan to the Retirement Plan.

24.  Segment Information

Subsequent to our 2012 strategic review of our operations, we have redefined our segments to coincide with how our executives are managing our businesses. At December 31, 2012, our three business segments include: consumer, insurance, and real estate. These business segments evolved primarily from management’s redefined business strategy, including its decision to cease real estate lending effective January 1, 2012 and to shift its focus to consumer loan products which we believe have significant prospects for growth and business development due to the strong demand in our target market of nonprime borrowers. Throughout 2012, management continued to refine our business strategy and operating footprint and the reporting tools necessary to manage the Company under the new segments, which were defined in final form in the fourth quarter of 2012 and led to our revision to 2012 segment reporting. See Note 1 for a description of our revised business segments.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 2.

We report our segment totals using the historical accounting basis (which is a basis of accounting other than U.S. GAAP) because management analyzes each business segment on a historical accounting basis. However, in order to reconcile to total consolidated financial statement amounts we are presenting our segment totals at or for the one month ended December 31, 2010 and for the eleven months ended November 30, 2010. Due to the changes in the composition of our previously reported business segments, we have restated the corresponding segment information presented in the following tables for the prior periods.

Notes to Consolidated Financial Statements, Continued

The “Other” column in the following tables consists of our non-core and non-originating legacy operations, including:

•                 our legacy operations in 14 states where we do not have a significant presence;

•                 our liquidating retail sales finance portfolio, including our retail sales finance accounts from our dedicated auto finance operation;

•                 our lending operations in Puerto Rico and the U.S. Virgin Islands; and

•                 Ocean.

The “Push-down Accounting Adjustments” column in the following tables consists of:

•                 the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities;

•                 the difference in finance charges on our credit impaired finance receivables compared to the finance charges on these finance receivables on a historical accounting basis;

•                 the elimination of accretion or amortization of historical based discounts, premiums, and other deferred costs on our finance receivables and long-term debt; and

•                 the reversal of the decreases to the allowance for finance receivable losses (on a historical accounting basis).

Notes to Consolidated Financial Statements, Continued

The following tables display information about our segments as well as reconciliations to the consolidated financial statement amounts.

					Total
					Historical	Push-down
	Consumer	Insurance	Real Estate		Accounting	Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Basis	Adjustments	Total

Successor Company At or for the Year Ended December 31, 2012

Interest income:
Finance charges	$585,041	$-	$810,441	$100,097	$1,495,579	$187,883	$1,683,462
Finance receivables held for sale originated as held for investment	-	-	2,734	-	2,734	6	2,740
Total interest income	585,041	-	813,175	100,097	1,498,313	187,889	1,686,202
Interest expense	141,710	-	662,499	33,775	837,984	222,966	1,060,950
Net interest income	443,331	-	150,676	66,322	660,329	(35,077)	625,252
Provision for finance receivable losses	90,598	-	45,590	10,631	146,819	190,784	337,603
Net interest income after provision for finance receivable losses	352,733	-	105,086	55,691	513,510	(225,861)	287,649
Other revenues:
Insurance	-	126,423	-	108	126,531	(108)	126,423
Investment	-	39,314	-	-	39,314	(11,522)	27,792
Intersegment - insurance commissions	42,203	(42,475)	95	177	-	-	-
Other	11,331	5,347	(60,672)	22,563	(21,431)	(24,781)	(46,212)
Total other revenues	53,534	128,609	(60,577)	22,848	144,414	(36,411)	108,003
Other expenses:
Operating expenses:
Salaries and benefits	246,916	11,767	29,617	32,162	320,462	(530)	319,932
Other operating expenses	114,431	10,489	73,851	94,867	293,638	9,740	303,378
Restructuring expenses	15,634	229	818	6,822	23,503	-	23,503
Insurance losses and loss adjustment expenses	-	62,092	-	-	62,092	(1,413)	60,679
Total other expenses	376,981	84,577	104,286	133,851	699,695	7,797	707,492
Income (loss) before benefit from income taxes	$29,286	$44,032	$(59,777)	$(55,312)	$(41,771)	$(270,069)	$(311,840)

Assets	$2,574,547	$999,261	$9,639,260	$2,230,137	$15,443,205	$(788,434)	$14,654,771

Notes to Consolidated Financial Statements, Continued

					Total
					Historical	Push-down
	Consumer	Insurance	Real Estate		Accounting	Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Basis	Adjustments	Total

Successor Company At or for the Year Ended December 31, 2011

Interest income:
Finance charges	$534,861	$-	$925,889	$150,143	$1,610,893	$248,599	$1,859,492
Finance receivables held for sale originated as held for investment	-	-	-	-	-	-	-
Total interest income	534,861	-	925,889	150,143	1,610,893	248,599	1,859,492
Interest expense	125,544	-	742,765	48,724	917,033	341,246	1,258,279
Net interest income	409,317	-	183,124	101,419	693,860	(92,647)	601,213
Provision for finance receivable losses	8,602	-	242,026	(4,314)	246,314	86,007	332,321
Net interest income after provision for finance receivable losses	400,715	-	(58,902)	105,733	447,546	(178,654)	268,892
Other revenues:
Insurance	-	120,456	-	111	120,567	(377)	120,190
Investment	-	45,172	-	-	45,172	(10,639)	34,533
Intersegment - insurance commissions	37,331	(46,099)	4,667	4,101	-	-	-
Other	(1,769)	3,172	(64,749)	20,267	(43,079)	40,154	(2,925)
Total other revenues	35,562	122,701	(60,082)	24,479	122,660	29,138	151,798
Other expenses:
Operating expenses:
Salaries and benefits	261,250	12,352	31,310	55,186	360,098	(374)	359,724
Other operating expenses	141,319	12,128	97,725	56,646	307,818	35,092	342,910
Insurance losses and loss adjustment expenses	-	44,361	-	-	44,361	(3,247)	41,114
Total other expenses	402,569	68,841	129,035	111,832	712,277	31,471	743,748

Income (loss) before benefit from income taxes	$33,708	$53,860	$(248,019)	$18,380	$(142,071)	$(180,987)	$(323,058)

Assets	$2,377,491	$1,058,063	$10,769,299	$1,969,831	$16,174,684	$(792,270)	$15,382,414

Notes to Consolidated Financial Statements, Continued

					Total
					Historical	Push-down
	Consumer	Insurance	Real Estate		Accounting	Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Basis	Adjustments	Total

Successor Company At or for the One Month Ended December 31, 2010

Interest income:
Finance charges	$44,589	$-	$84,530	$14,314	$143,433	$35,374	$178,807
Finance receivables held for sale originated as held for investment	-	-	-	-	-	-	-
Total interest income	44,589	-	84,530	14,314	143,433	35,374	178,807
Interest expense	12,015	-	70,624	6,169	88,808	28,868	117,676
Net interest income	32,574	-	13,906	8,145	54,625	6,506	61,131
Provision for finance receivable losses	2,100	-	33,689	4,404	40,193	(1,488)	38,705
Net interest income after provision for finance receivable losses	30,474	-	(19,783)	3,741	14,432	7,994	22,426
Other revenues:
Insurance	-	11,311	-	7	11,318	(49)	11,269
Investment	-	2,867	-	-	2,867	(2,436)	431
Intersegment - insurance commissions	2,935	(3,766)	504	327	-	-	-
Other	386	564	2,792	2,373	6,115	13,310	19,425
Total other revenues	3,321	10,976	3,296	2,707	20,300	10,825	31,125
Other expenses:
Operating expenses:
Salaries and benefits	21,578	1,026	2,931	5,673	31,208	(40)	31,168
Other operating expenses	10,947	939	8,075	3,391	23,352	2,863	26,215
Insurance losses and loss adjustment expenses	-	4,692	-	-	4,692	(107)	4,585
Total other expenses	32,525	6,657	11,006	9,064	59,252	2,716	61,968

Bargain purchase gain	-	-	-	-	-	1,469,182	1,469,182

Income (loss) before benefit from income taxes	$1,270	$4,319	$(27,493)	$(2,616)	$(24,520)	$1,485,285	$1,460,765

Assets	$2,311,866	$1,056,443	$12,204,979	$3,234,491	$18,807,779	$(674,819)	$18,132,960

Notes to Consolidated Financial Statements, Continued

					Total
					Historical	Push-down
	Consumer	Insurance	Real Estate		Accounting	Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Basis	Adjustments	Total

Successor Company At or for the Eleven Months Ended November 30, 2010

Interest income:
Finance charges	$504,286	$-	$953,853	$194,908	$1,653,047	$-	$1,653,047
Finance receivables held for sale originated as held for investment	8,947	-	11,471	-	20,418	-	20,418
Total interest income	513,233	-	965,324	194,908	1,673,465	-	1,673,465
Interest expense	132,367	-	778,039	67,958	978,364	-	978,364
Net interest income	380,866	-	187,285	126,950	695,101	-	695,101
Provision for finance receivable losses	111,512	-	281,190	51,571	444,273	-	444,273
Net interest income after provision for finance receivable losses	269,354	-	(93,905)	75,379	250,828	-	250,828
Other revenues:
Insurance	-	113,502	-	102	113,604	-	113,604
Investment	-	37,787	-	-	37,787	-	37,787
Intersegment - insurance commissions	26,796	(34,842)	4,582	3,464	-	-	-
Other	5,761	3,501	42,447	38,429	90,138	-	90,138
Total other revenues	32,557	119,948	47,029	41,995	241,529	-	241,529
Other expenses:
Operating expenses:
Salaries and benefits	271,517	12,277	48,273	58,188	390,255	-	390,255
Other operating expenses	140,480	11,414	103,840	47,332	303,066	-	303,066
Insurance losses and loss adjustment expenses	-	43,576	-	-	43,576	-	43,576
Total other expenses	411,997	67,267	152,113	105,520	736,897	-	736,897

Income (loss) before benefit from income taxes	$(110,086)	$52,681	$(198,989)	$11,854	$(244,540)	$-	$(244,540)

Assets	N/A*	N/A*	N/A*	N/A*	N/A*	N/A*	N/A*

*                  Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2012 and 2011; therefore, balance sheet information at November 30, 2010 is not applicable.

Notes to Consolidated Financial Statements, Continued

25.  Interim Financial Information (Unaudited)

Our quarterly statements of operations for 2012 were as follows:

	Successor
(dollars in thousands)	Company
Quarters Ended	Dec. 31, 2012	Sep. 30, 2012	June 30, 2012	Mar. 31, 2012

Interest income:
Finance charges	$413,496	$416,855	$411,936	$441,175
Finance receivables held for sale originated as held for investment	-	346	1,481	913
Total interest income	413,496	417,201	413,417	442,088

Interest expense	237,616	267,085	275,669	280,580

Net interest income	175,880	150,116	137,748	161,508

Provision for finance receivable losses	110,173	90,836	69,412	67,182

Net interest income after provision for finance receivable losses	65,707	59,280	68,336	94,326

Other revenues:
Insurance	33,381	31,719	31,774	29,549
Investment	6,414	5,747	6,572	9,059
Other	(15,258)	(8,817)	(5,260)	(16,877)
Total other revenues	24,537	28,649	33,086	21,731

Other expenses:
Operating expenses:
Salaries and benefits*	78,818	78,122	74,748	88,244
Other operating expenses*	89,221	71,774	76,659	65,724
Restructuring expenses	-	-	1,917	21,586
Insurance losses and loss adjustment expenses	18,377	15,152	14,616	12,534
Total other expenses	186,416	165,048	167,940	188,088

Loss before benefit from income taxes	(96,172)	(77,119)	(66,518)	(72,031)

Benefit from income taxes	(16,664)	(27,146)	(23,277)	(24,067)

Net loss	$(79,508)	$(49,973)	$(43,241)	$(47,964)

*                  See reconciliation below of amounts previously reported in our March 31, 2012, June 30, 2012, and September 30, 2012 Quarterly Reports on Form 10-Q to revised amounts presented above and Note 2 for further information on this reclassification adjustment.

	Successor
(dollars in thousands)	Company
Quarters Ended	Sep. 30, 2012	June 30, 2012	Mar. 31, 2012

Salaries and benefits:
As previously stated	$77,072	$73,635	$87,506
Adjustment	1,050	1,113	738
As revised	$78,122	$74,748	$88,244

Other operating expenses:
As previously stated	$72,824	$77,772	$66,462
Adjustment	(1,050)	(1,113)	(738)
As revised	$71,774	$76,659	$65,724

Notes to Consolidated Financial Statements, Continued

Our quarterly statements of operations for 2011 were as follows:

	Successor
(dollars in thousands)	Company
Quarters Ended	Dec. 31, 2011	Sep. 30, 2011	June 30, 2011	Mar. 31, 2011

Interest income:
Finance charges	$458,319	$461,877	$468,072	$471,224

Interest expense	290,491	302,048	330,972	334,768

Net interest income	167,828	159,829	137,100	136,456

Provision for finance receivable losses	104,911	81,379	89,305	56,726

Net interest income after provision for finance receivable losses	62,917	78,450	47,795	79,730

Other revenues:
Insurance	31,972	29,923	29,809	28,486
Investment	8,131	8,645	9,978	7,779
Other	(868)	8,865	11,997	(22,919)
Total other revenues	39,235	47,433	51,784	13,346

Other expenses:
Operating expenses:
Salaries and benefits*	78,505	93,504	93,770	93,945
Other operating expenses*	89,696	74,307	105,047	73,860
Insurance losses and loss adjustment expenses	13,269	15,113	137	12,595
Total other expenses	181,470	182,924	198,954	180,400

Loss before benefit from income taxes	(79,318)	(57,041)	(99,375)	(87,324)

Benefit from income taxes	(18,769)	(7,340)	(40,081)	(32,145)

Net loss	$(60,549)	$(49,701)	$(59,294)	$(55,179)

*                  See reconciliation below of amounts previously reported in our March 31, 2011, June 30, 2011, and September 30, 2011 Quarterly Reports on Form 10-Q and in our interim financial information for the fourth quarter of 2011 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 to revised amounts presented above and see Note 2 for further information on this reclassification adjustment.

	Successor
(dollars in thousands)	Company
Quarters Ended	Dec. 31, 2011	Sep. 30, 2011	June 30, 2011	Mar. 31, 2011

Salaries and benefits:
As previously stated	$77,457	$92,614	$92,859	$93,329
Adjustment	1,048	890	911	616
As revised	$78,505	$93,504	$93,770	$93,945

Other operating expenses:
As previously stated	$90,744	$75,197	$105,958	$74,476
Adjustment	(1,048)	(890)	(911)	(616)
As revised	$89,696	$74,307	$105,047	$73,860

Notes to Consolidated Financial Statements, Continued

26.  Fair Value Measurements

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

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. We conduct price reviews for all assets. Assets that fall outside a price change tolerance are sent to our third-party valuation provider for further review. In addition, we may validate the reasonableness of fair values by comparing information obtained from the valuation service providers to other third-party valuation sources for selected securities.

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

Notes to Consolidated Financial Statements, Continued

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total	Total
				Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

Successor Company December 31, 2012

Assets
Cash and cash equivalents	$1,357,212	$-	$-	$1,357,212	$1,357,212
Investment securities	255	639,148	29,767	669,170	669,170
Net finance receivables, less allowance for finance receivable losses	-	-	11,431,698	11,431,698	11,516,591
Note receivable from parent	-	537,989	-	537,989	537,989
Commercial mortgage loans	-	-	99,933	99,933	110,398
Cross currency interest rate derivatives	-	26,699	-	26,699	26,699

Liabilities
Long-term debt	$-	$12,912,712	$-	$12,912,712	$12,454,316
Payable to affiliate	-	30,750	-	30,750	30,750

Notes to Consolidated Financial Statements, Continued

The following table summarizes the fair values and carrying values of our financial instruments:

	Total	Total
	Fair	Carrying
(dollars in thousands)	Value	Value

Successor Company December 31, 2011

Assets
Cash and cash equivalents	$477,469	$477,469
Investment securities	746,287	746,287
Net finance receivables, less allowance for finance receivable losses	12,930,174	12,944,119
Note receivable from parent	537,989	537,989
Commercial mortgage loans	100,640	121,287
Cross currency interest rate derivatives	79,427	79,427

Liabilities
Long-term debt	$11,719,337	$12,885,392

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS – RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

Successor Company December 31, 2012

Assets
Cash and cash equivalents in mutual funds	$64,972	$-	$-	$64,972
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	36,442	-	36,442
Obligations of states, municipalities, and political subdivisions	-	140,224	-	140,224
Corporate debt	-	274,272	13,417	287,689
RMBS	-	172,135	74	172,209
CMBS	-	12,899	153	13,052
CDO/ABS	-	3,176	13,392	16,568
Total	-	639,148	27,036	666,184
Other long-term investments (a)	-	-	1,380	1,380
Common stocks (b)	255	-	-	255
Total investment securities	255	639,148	28,416	667,819
Cross currency interest rate derivatives	-	26,699	-	26,699
Total	$65,227	$665,847	$28,416	$759,490

Liabilities
Cross currency interest rate derivatives	$-	$-	$-	$-

Successor Company December 31, 2011

Assets
Cash and cash equivalents in mutual funds	$74,097	$-	$-	$74,097
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	54,917	-	54,917
Obligations of states, municipalities, and political subdivisions	-	196,387	-	196,387
Corporate debt	-	320,510	2,800	323,310
RMBS	-	123,300	1,914	125,214
CMBS	-	9,332	7,944	17,276
CDO/ABS	-	9,118	8,916	18,034
Total	-	713,564	21,574	735,138
Preferred stocks	-	4,796	-	4,796
Other long-term investments (a)	-	-	4,127	4,127
Common stocks (b)	96	-	3	99
Total investment securities	96	718,360	25,704	744,160
Cross currency interest rate derivatives	-	79,427	-	79,427
Total	$74,193	$797,787	$25,704	$897,684

(a)           Other long-term investments excludes our interest in a limited partnership of $0.6 million at December 31, 2012 and $1.4 million at December 31, 2011 that we account for using the equity method.

(b)          Common stocks excludes stocks not carried at fair value of $0.7 million at December 31, 2012 and 2011.

We had no transfers between Level 1 and Level 2 during 2012.

Notes to Consolidated Financial Statements, Continued

The following table presents changes during 2012 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Successor Company Year Ended December 31, 2012

Investment securities:
Bonds:
Corporate debt	$2,800	$(66)	$206	$(3,656)	$14,133	$-	$13,417
RMBS	1,914	(199)	(158)	(179)	-	(1,304)	74
CMBS	7,944	(46)	350	(936)	-	(7,159)	153
CDO/ABS	8,916	395	1,059	(1,238)	5,169	(909)	13,392
Total	21,574	84	1,457	(6,009)	19,302	(9,372)	27,036
Other long-term investments (b)	4,127	(2,897)	1,447	(1,297)	-	-	1,380
Common stocks	3	(5)	2	-	-	-	-
Total investment securities	$25,704	$(2,818)	$2,906	$(7,306)	$19,302	$(9,372)	$28,416

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities during 2012.

(b)          Other long-term investments excludes our interest in a limited partnership of $0.6 million at December 31, 2012 that we account for using the equity method.

During 2012, we transferred $19.3 million of assets into Level 3, consisting of certain private placement corporate debt and CDO/ABS. During 2012, we transferred $9.4 million of assets out of Level 3, consisting of certain CMBS, RMBS, and CDO/ABS. Transfers into Level 3 and transfers out of Level 3 for the investment securities in 2012 were primarily the result of obtaining additional information regarding inputs used to price our investment portfolio.

Notes to Consolidated Financial Statements, Continued

The following table presents changes during 2011 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Successor Company Year Ended December 31, 2011

Investment securities:
Bonds:
Corporate debt	$3,110	$(40)	$(170)	$(100)	$-	$-	$2,800
RMBS	1,623	(554)	1,046	(201)	-	-	1,914
CMBS	9,627	(305)	(404)	(974)	-	-	7,944
CDO/ABS	9,477	137	(219)	(479)	-	-	8,916
Total	23,837	(762)	253	(1,754)	-	-	21,574
Other long-term investments (b)	6,432	-	(1,249)	(1,056)	-	-	4,127
Common stocks	5	-	(2)	-	-	-	3
Total investment securities	30,274	(762)	(998)	(2,810)	-	-	25,704
Equity-indexed derivatives	1,720	3	-	(1,723)	-	-	-
Total assets	$31,994	$(759)	$(998)	$(4,533)	$-	$-	$25,704

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

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis during 2011:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Successor Company Year Ended December 31, 2011

Investment securities:
Bonds:
Corporate debt	$-	$-	$-	$(100)	$(100)
RMBS	-	-	-	(201)	(201)
CMBS	-	-	-	(974)	(974)
CDO/ABS	-	-	-	(479)	(479)
Total	-	-	-	(1,754)	(1,754)
Other long-term investments	2,851	(2,297)	-	(1,610)	(1,056)
Total investment securities	2,851	(2,297)	-	(3,364)	(2,810)
Equity-indexed derivatives	-	-	-	(1,723)	(1,723)
Total assets	$2,851	$(2,297)	$-	$(5,087)	$(4,533)

Notes to Consolidated Financial Statements, Continued

There were no unrealized gains or losses recognized in earnings on instruments held at December 31, 2012 or 2011.

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

The unobservable inputs and quantitative data used in our Level 3 valuations for our investment securities were developed and used in models created by our third-party valuation service providers. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs for other long-term investments. As a result, the weighted average ranges of the inputs for these investment securities are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us is as follows:

			Range (Weighted
	Valuation Technique(s)	Unobservable Input	Average)

			2.74% - 7.35%
Corporate debt	Discounted cash flows	Yield	(4.45%)

		Historical costs
		Nature of investment
		Local market conditions
		Comparables
Other long-term investments	Discounted cash flows and indicative valuations	Operating performance Recent financing activity	N/A*

*    Not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. Level 3 broker-priced instruments (RMBS, CMBS, and CDO/ABS) are excluded from the table above because the unobservable inputs are not reasonably available to us.

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

Notes to Consolidated Financial Statements, Continued

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using				Impairment
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Charges

Successor Company At or for the Year Ended December 31, 2012

Assets
Real estate owned	$-	$-	$98,379	$98,379	$50,147
Other intangible assets	-	-	-	-	4,555
Finance receivables held for sale	-	-	-	-	1,371
Total	$-	$-	$98,379	$98,379	$56,073

Successor Company At or for the Year Ended December 31, 2011

Assets
Real estate owned	$-	$-	$152,038	$152,038	$40,954
Other intangible assets	-	-	2,595	2,595	12,797
Total	$-	$-	$154,633	$154,633	$53,751

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our real estate business segment to their fair value during 2012 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our real estate business segment to their fair value during 2012 and 2011 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of other intangible assets, we wrote off the following intangible assets and recognized the related impairment charges in operating expenses:

•                 customer lists $0.6 million write down during the fourth quarter of 2011 as a result of accelerated liquidations of our branch network loan portfolio and subsequent $4.6 million write off during the third quarter of 2012 as a result of the sale of Ocean finance receivables and mortgage brokerage business in August 2012;

•                 trade names $11.2 million write off during the fourth quarter of 2011 related to the cessation of new loan originations in our Ocean operations effective January 1, 2012; and

•                 customer relationships $1.0 million write off during the fourth quarter of 2011 related to the cessation of new loan originations in our Ocean operations effective January 1, 2012.

The unobservable inputs and quantitative data used in our Level 3 valuations for our real estate owned and finance receivables held for sale were developed and used in models created by our third-party valuation service providers or valuations provided by external parties. We applied the third party

Notes to Consolidated Financial Statements, Continued

exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis is as follows:

	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Finance receivables held for sale	Market approach	Negotiated prices with prospective purchasers	N/A*
Real estate owned	Market approach	Third party valuation	N/A*
Other intangible assets	Discounted cash flows	N/A*	N/A*

*    Not applicable.

FAIR VALUE MEASUREMENTS – VALUATION METHODOLOGIES AND ASSUMPTIONS

We used the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount reported in our consolidated balance sheets approximates fair value.

Investment Securities

We utilized third-party valuation service providers to measure the fair value of our investment securities (which consist primarily of bonds). Whenever available, we obtained quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtained market price data from exchange or dealer markets.

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

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, both non-impaired and purchased credit impaired, were determined using discounted cash flow methodologies. The application of these methodologies required us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied was significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with

Notes to Consolidated Financial Statements, Continued

precision and may not be realized in an actual sale. Additionally, there may be inherent weaknesses in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

Finance Receivables Held for Sale

We determined the fair value of finance receivables held for sale that were originated as held for investment based on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted-average interest rates offered by us in the market for similar finance receivables. We based cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses.

Note Receivable from Parent

The fair value of the note receivable from parent approximated the fair value because the note is payable on a demand basis prior to its due date on May 31, 2022 and the interest rate on this note adjusts with changing market interest rates.

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

Other Intangible Assets

Each of our net intangible assets was determined to have a finite useful life with the exception of the insurance licenses. For those net intangible assets with a finite useful life, we review such intangibles for impairment quarterly and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. For the insurance licenses, we first complete a qualitative assessment of the licenses to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that the licenses are more likely than not to have been impaired, we proceed with the fair value calculation of the licenses. The fair value of the licenses is determined in accordance with our fair value measurement policy. If the fair value of the licenses is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification of these licenses will be evaluated to determine whether such classification remains appropriate. Prior to our adoption of a new accounting standard for the impairment testing of indefinite-lived intangible assets effective December 31, 2012, we did not perform a qualitative assessment of our licenses before calculating the fair value.

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

Payable to Affiliate

The fair value of the payable to affiliate approximates the carrying value due to its short-term nature.

27. Subsequent Events

CESSATION OF PURCHASES OF RETAIL SALES FINANCE RECEIVABLES

Effective January 16, 2013, we ceased purchasing retail sales finance receivables so that we could focus our lending efforts on personal loans.

SECURITIZATION

On February 19, 2013, SLFC effected a private securitization transaction in which SLFC caused Tenth Street Funding LLC (Tenth Street), a special purpose vehicle wholly owned by SLFC, to sell $567.9 million of notes backed by personal loans of Springleaf Funding Trust 2013-A (the 2013-A Trust), at a 2.83% weighted average yield, to certain investors. Tenth Street sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement of the transaction. 2013-A Trust subordinate asset-backed notes totaling $36.4 million were initially retained by Tenth Street.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

None.

Item 9A. Controls and Procedures.

(a)                  Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)                  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the integrity and fair presentation of our consolidated financial statements and all other financial information presented in this report. We prepared our consolidated financial statements using U.S. GAAP, and they reflect all material correcting adjustments. We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting. We established this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with U.S. GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. Our employees are subject to a Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In addition, a Code of Ethics was adopted for Principal Executive and Senior Financial Officers that is applicable to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and Controller. We do not allow loans to executive officers. Our system of internal control over financial reporting includes a documented organizational structure and policies and procedures that we communicate throughout the Company. The internal audit department continually monitors the operation of our internal controls and reports their findings to our management. We take prompt action to correct control deficiencies and improve the system.

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

Item 9A.  Continued

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluates the effectiveness of our internal control over financial reporting as of the end of each year using the framework and criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the internal control over financial reporting as of December 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the internal control over financial reporting was effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(c)                   Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our directors are elected for one year terms at the annual meeting of the shareholder. Information regarding our directors is presented below:

Wesley R. Edens, age 51

Chairman of the Board and Director

Mr. Edens was elected to the Board on November 30, 2010 and elected as Chairman of the Board on September 13, 2011. He also serves as the Chairman of the Compensation Committee. He is the founding principal and Co-Chairman of the board of directors of Fortress (a global investment management firm) and has been a principal and the Chairman of the Management Committee of Fortress since co-founding Fortress in May 1998. Investment funds managed by affiliates of Fortress indirectly own 80% of the Company. Previously, Mr. Edens served as Chief Executive Officer of Fortress from inception to August 2009. Mr. Edens has primary investment oversight of Fortress, private equity and publicly traded alternative businesses. He is the Chairman of the board of directors of each of Eurocastle Investment Limited (a closed-end investment company), GateHouse Media, Inc. (a publisher of print and online media), Mapeley Limited (a real estate investor and asset manager), Nationstar Mortgage Holdings, Inc. (a residential mortgage loan originator and servicer), and Newcastle Investment Corp. (a real estate investment and finance company). He is a director of GAGFAH S.A. (a residential property owner and manager), Brookdale Senior Living Inc. (an operator of senior living communities), and Penn National Gaming Inc. (an owner and operator in the gaming and racing industry). Mr. Edens was Chief Executive Officer of Global Signal Inc. from February 2004 to April 2006 and Chairman of the board of directors of that company from October 2002 to January 2007. Mr. Edens serves as Chairman, Chief Executive Officer and Trustee of Fortress Investment Trust II (a registered investment company that de-registered with the SEC in January 2011). Mr. Edens previously served on the boards of the following publicly traded company and registered investment companies: Crown Castle Investment Corp. (merged with Global Signal Inc.) from January 2007 to July 2007; Fortress Brookdale Investment Fund LLC, from August 13, 2000 (deregistered with the SEC in March 2009); Fortress Pinnacle Investment Fund, from July 24, 2002 (deregistered with the SEC in March 2008); and RIC Coinvestment Fund LP, from May 10, 2006 (deregistered with the SEC in June 2009).

Prior to forming Fortress, Mr. Edens was a partner and managing director of BlackRock Financial Management Inc. (an investment management firm), where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and managing director of Lehman Brothers (a financial services firm). He received a B.S. in Finance from Oregon State University.

Mr. Edens brings strong leadership, extensive business and managerial experience, and a tremendous knowledge of the financial services industry to the Board. In addition, Mr. Edens brings his broad strategic vision to the Company and the Board. Further, his experience on the boards of other public companies, including serving as chairman of the board of certain of such companies, provides the Board with insights into how boards at other companies address issues similar to those faced by us.

Item 10.  Continued

Roy A. Guthrie, age 59

Director

Mr. Guthrie has served as a director of the Company since December 2012. Mr. Guthrie served as Executive Vice President and Chief Financial Officer of Discover Financial Services from 2005 through April 2011. He retired from Discover Financial Services in January 2012. Mr. Guthrie also served as a director of Discover Bank, a subsidiary of Discover Financial Services, from 2006 through the end of 2011. Discover Financial Services is a direct banking and payment services company and is a publicly held bank holding company that is listed on the New York Stock Exchange. Discover Financial Services offers credit cards, student loans, personal loans and deposit products through its subsidiary, Discover Bank. Prior to joining Discover Financial Services, Mr. Guthrie was President and Chief Executive Officer of CitiFinancial International, LTD, a Consumer Finance Business of Citigroup, from 2000 to 2004. In addition, Mr. Guthrie served on Citigroup’s Management Committee during this period of time. Mr. Guthrie also served as the President and Chief Executive Officer of CitiCapital from 2000 to 2001. Mr. Guthrie served as Chief Financial Officer of Associates First Capital Corporation from 1996 to 2000, while it was a public company, and served as a member of its board of directors from 1998 to 2000. Prior to this, Mr. Guthrie served in various positions at Associates First Capital Corporation, including serving as its Corporate Controller from 1989 to 1996.

He has also served as a director and member of the audit committee of Bluestem Brands, Inc. (a direct marketing company) since November 2010, a director and member of the audit committee of Garrison Capital LLC (a private capital finance company) since June 2011, a director and member of the audit committee of Nationstar Mortgage, Inc. (a national mortgage lender and servicer) since February 2012, a director and member of the audit committee of Dell Bank International (a wholly owned indirect subsidiary of Dell, Inc., a computer manufacturer and technology company) since September 2012, and a director and member of the audit committee of Lifelock, Inc. (an identity theft protection company) since October 2012. Mr. Guthrie also served as a director of Student Loan Corporation from December 2010 until January 2012 and as a director of Enova International, Inc. from January 2012 until July 2012.

We believe Mr. Guthrie should serve on our board of directors due to his experience as a Chief Financial Officer of two publicly traded companies, his vast experience with and knowledge of the consumer finance industry, his experience and background in finance and accounting and his experience as a director and executive officer of publicly traded companies.

Douglas L. Jacobs, age 65

Director

Mr. Jacobs was elected to the Board as an independent director on November 30, 2010. He is also the Chairman of the Audit Committee. Mr. Jacobs is also a director of Fortress (a global investment management firm), where he chairs the Audit Committee and is a member of the Compensation Committee. Investment funds managed by affiliates of Fortress indirectly own 80% of the Company. He is also a director of Clear Channel Outdoor (an international outdoor advertising company), where he chairs the Audit Committee and is a member of the Compensation Committee; and Doral Financial Corporation (a financial services company), where he is Chairman of the Risk Policy Committee and a member of the Dividend Committee. He also serves as a director, Treasurer, and Chairman of the Finance Committee of Care New England (a health care system). From November 2004 to mid-2008, Mr. Jacobs was also a director of ACA Capital Holdings, Inc. (a financial guaranty company), where he was Chairman of the Audit Committee and a member of the Compensation and Risk Management Committees. Mr. Jacobs was a director and Chairman of the Audit Committee for Global Signal Inc. from February 2004 until January 2007, and also was a director of Hanover Capital Mortgage Holdings, Inc. (a mortgage REIT) from 2003 until 2007. From 1988 to 2003, Mr. Jacobs was an Executive Vice President

Item 10.  Continued

and Treasurer at FleetBoston Financial Group (a financial services firm), managing the company’s funding, securitization, capital, and asset and liability management activities in addition to its securities, derivatives, and mortgage loan portfolios. Prior to joining FleetBoston, Mr. Jacobs was active in a variety of positions at Citicorp (a global banking institution) for over 17 years, culminating in his role as Division Executive of the Mortgage Finance Group.

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

Anahaita N. Kotval, age 45

Director

Ms. Kotval has served as a director and Chairman of our Compliance Committee since December 2012. Since November 2011, Ms. Kotval has served as Chief Operating Officer and General Counsel of Inspirica, Inc., a nonprofit organization providing residential, case management, counseling, job training, and job and housing placement services for homeless individuals and families. Prior to joining Inspirica, Ms. Kotval served in various positions with RBS Securities Inc. (formerly Greenwich Capital Markets, Inc.), a U.S. broker-dealer and affiliate of the Royal Bank of Scotland, including serving as its General Counsel from 2007 until October 2011, Deputy General Counsel from 2004 until 2007 and Associate General Counsel from 1998 until 2004. Prior to RBS, Ms. Kotval spent 5 years in the Enforcement Division of the U.S. Securities and Exchange Commission’s New York Regional Office.

Ms. Kotval has a B.Sc. from Brown University in Applied Mathematics and Economics and a J.D. from Harvard Law School. Ms. Kotval brings extensive management, legal and regulatory compliance expertise to the Board.

Jay N. Levine, age 51

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

Mr. Levine earned a BA in economics from the University of California at Davis. Mr. Levine’s extensive experience in the financial industry and his previous experience as an executive officer and director of financial services companies allow him to provide the Board with a broad perspective of our industry.

Item 10.  Continued

Randal A. Nardone, age 57

Director

Mr. Nardone was elected to the Board on November 30, 2010 and serves on the Compensation Committee. Mr. Nardone is a principal and has been a member of the board of directors of Fortress (a global investment management firm) since November 2006, and a member of the Management Committee of Fortress since 1998. Mr. Nardone has served as interim Chief Executive Officer of Fortress since December 21, 2011. Investment funds managed by affiliates of Fortress indirectly own 80% of the Company.

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

Mr. Nardone received a BA in English and Biology from the University of Connecticut and a J.D. from Boston University School of Law. His legal background and expertise in finance provides the Company with an additional perspective on key legal and financial matters, which makes him well qualified to be a director.

Peter M. Smith, age 45

Director

Mr. Smith was elected to the Board on November 30, 2010. Mr. Smith is a managing director in the Private Equity business at Fortress (a global investment management firm) and is also a member of its Management Committee. At Fortress, Mr. Smith has been a senior team member focused on acquisitions and ongoing management of various finance company investments. Investment funds managed by affiliates of Fortress indirectly own 80% of the Company. Prior to joining Fortress in May 1998, Mr. Smith worked at UBS (a financial services firm) and, before that, at BlackRock Financial Management Inc. (an investment management firm) from 1996 to 1998. Mr. Smith worked at CRIIMI MAE Inc. (a commercial mortgage company) during 1996.

Mr. Smith received a BBA in Finance from Radford University and an MBA in Finance from George Washington University. He brings extensive acquisition, management and financing experience in the financial services sector, which makes him qualified to be a director.

EXECUTIVE OFFICERS

Information regarding our executive officers is presented below:

Jay N. Levine, age 51

President and Chief Executive Officer

See Mr. Levine’s biography in “— Directors”.

Item 10.  Continued

John C. Anderson, age 54

Executive Vice President, Capital Markets

Mr. Anderson has served as Executive Vice President, Capital Markets of the Company since October 2011. Prior to joining the Company, Mr. Anderson was Managing Director at Royal Bank of Scotland in Stamford, Connecticut where he spent the previous 20 years. Mr. Anderson has a bachelor’s degree from the University of South Dakota and a J.D. from the University of Nebraska.

Bradford D. Borchers, age 49

Executive Vice President

Mr. Borchers has been Executive Vice President of Branch Operations since April 2008. Mr. Borchers started as a management trainee with the Company in 1983 and has held positions of increasing responsibility over the intervening 30 years. Before being promoted to Executive Vice President, Mr. Borchers was a Senior Director of Operations for the Company from 2004 to 2008. Mr. Borchers also served as a director of the Company from April 2008 until December 2012.

Vincent Ciuffettelli, age 45

Senior Vice President and Chief Information Officer

Mr. Ciuffettelli has served as Senior Vice President and Chief Information Officer of the Company since December 2010. He was appointed Vice President, Information Management Systems, in August 2005, and was appointed Vice President and Chief Information Officer in February 2007. Mr. Ciuffettelli has been employed by the Company since 1993.

David P. Hogan, age 43

Senior Vice President and Chief Risk and Analytics Officer

Mr. Hogan has served as Senior Vice President and Chief Risk and Analytics Officer of the Company since August 2012. Prior to joining the Company, Mr. Hogan served as Head of New Customer Acquisition Decision Management for Citicards, the credit card issuing division of Citibank, from March 2012 until August 2012. From August 2010 until March 2012, he served as Head of Payments Strategy and Analytics of PNC Financial, a regional banking corporation. Prior to that, Mr. Hogan served as Chief Risk Officer Small Business Cards and Head of Portfolio Risk Management at JP Morgan Chase’s Card Services’ division from January 2008 until August 2010.

William E. Kandel, age 55

Vice President and Chief Accounting Officer

Mr. Kandel has served as Vice President and Chief Accounting Officer of the Company since January 1, 2013. Since January 1, 2008, Mr. Kandel has served as Senior Vice President and Chief Financial officer of Wilmington Finance, Inc., an indirect wholly-owned subsidiary of the Company. Mr. Kandel served as Assistant Controller of the Company from January 1, 2008 until December 31, 2012.

Minchung (Macrina) Kgil, age 37

Senior Vice President and Chief Financial Officer

Ms. Kgil has served as Senior Vice President and Chief Financial Officer of the Company since January 1, 2013. She served as Vice President and Group Controller of the Company from October 1, 2012 until December 31, 2012. Prior to joining the Company, Ms. Kgil was Vice President at Fortress Investment Group LLC (a global investment management firm) from January 2008 until September 30, 2012.

Item 10.  Continued

Investment funds managed by affiliates of Fortress indirectly own 80% of the Company. Prior to that, she was employed by PricewaterhouseCoopers LLC from 2000 until 2007.

Scott P. Lascelles, age 45

Senior Vice President and Chief Marketing Officer

Mr. Lascelles has served as Senior Vice President and Chief Marketing Officer of the Company since December 2012. Prior to joining the Company, he served as Senior Vice President of Retail Risk of PNC Financial Services Group (a financial services company) from March 2011 until November 2012. From February 2008 until March 2011, Mr. Lascelles served as Senior Director Customer Experience and Marketing of Barclaycard US (a financial services company).

Mark E. Lefanowicz, age 56

Senior Vice President, Internet Lending

Mr. Lefanowicz has served as Senior Vice President, Internet Lending of the Company since December 2012. Prior to joining the Company, Mr. Lefanowicz served as the Chief Executive Officer of MLDW Consulting, Inc. (a financial services consulting firm) from June 2012 until November 2012. Prior to that, he served as Chief Financial officer of Provident Funding Associates LLP (a mortgage lender). From January 2008 until December 2008, Mr. Lefanowicz served as the President of E-Loan, Inc. (an Internet lending company).

Lenis McClain, age 60

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

Scott D. McKinlay, age 61

Senior Vice President and General Counsel

Mr. McKinlay has served as Senior Vice President and General Counsel of the Company since December 2012. Prior to joining the Company, Mr. McKinlay served as the General Counsel of McKinlay General Counsel (a legal services boutique) from August 2008 until November 2012. Prior to that, he served as Chief Legal Officer and Senior Vice President of Corporate Development of E-Loan, Inc. (an Internet lending company) from March 2004 until November 2008. From March 2000 to March 2004, Mr. McKinlay was the General Counsel of Command Audio Corporation (an intellectual property and broadcasting company) and Chief Operating Officer of InPro Biotechnology, Inc. (a diagnostic testing company), two Silicon Valley start-up companies. From March 1991 to February 2000, he worked for First Nationwide Bank, initially as Vice President and Associate General Counsel (March 1991 to September 1993) and later as Senior Vice President and General Counsel (October 1993 to February 2000). Mr. McKinlay has also served as a Director of Tri-Valley Bank (a California community bank) since June 2011.

Item 10.  Continued

Mohsin Y. Meghji, age 48

Executive Vice President

Mr. Meghji has served as Executive Vice President and Head of Strategy and Corporate Development since January 2012 and as President and Chief Executive Officer of Merit Life Insurance Co. and Yosemite Insurance Company, Inc. (the Company’s insurance subsidiaries) since January 2013. Prior to joining the Company, Mr. Meghji served as Senior Managing Director of C-III Capital Partners (a real estate/merchant banking firm) from October 2011 until January 2012. Prior to that, he served as Principal and Managing Director of Loughlin Meghji & Company (a financial advisory firm) from February 2002 until October 2011.

LeaAnn V. Newman, age 51

Senior Vice President, Human Resources

Ms. Newman has served as the Senior Vice President of Human Resources of the Company since December 2012 and as Vice President of Human Resources from July 2012 until December 2012. Prior to joining the Company, Ms. Newman served as the Vice President of Human Resources of Daymar Colleges Group (an educational institution) from June 2010 until March 2012. From May 1987 until June 2010, Ms. Newman served as Director of Human Resources of Mead Johnson Nutrition (a nutrition/manufacturing company and former division of Bristol Myers Squibb).

AUDIT COMMITTEE

The Board has established a separately-designated standing Audit Committee. The Audit Committee has responsibility for, among other things, assisting the Board of Directors with reviewing financial reporting and other internal control processes, our financial statements, the independent auditors’ qualifications and independence, the performance of our internal audit function and the independent auditors, and our compliance with legal and regulatory requirements. Mr. Jacobs is the Chairman and sole member of the Audit Committee. The Board has determined that Mr. Jacobs meets the definition of independence under Rule 10A-3 of the Securities Exchange Act of 1934, as required by Section 303A.06 of the New York Stock Exchange Listed Company Manual. The Board has also determined that Mr. Jacobs is an “audit committee financial expert” within the meaning of SEC rules. A copy of the Audit Committee charter is posted on “About Us – Financial Information” of our website at www.SpringleafFinancial.com.

CODE OF ETHICS

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the Code of Ethics) that is applicable to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and Controller. The Code of Ethics is posted on “About Us – Investor Information – Corporate Governance” of our website at www.SpringleafFinancial.com. We will post any amendments to the Code of Ethics and any waivers that are required to be disclosed on our website.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The Company is committed to compensation practices that allow it to attract and retain capable and experienced professionals and motivate them to achieve short-term and long-term business results. This section discusses the compensation awarded to, earned by, or paid to the Company’s named executive officers for 2012. Under applicable SEC rules, the Company’s named executive officers include its Chief Executive Officer, Chief Financial Officer, the three other most highly compensated executive officers who were serving as executive officers of the Company as of December 31, 2012, and up to two additional individuals who would have been included but for the fact that they were not serving as executive officers at year end. The Company’s named executive officers for 2012 are Jay N. Levine, Donald R. Breivogel, Jr., John C. Anderson, Bradford D. Borchers, and Robert A. Cole. These five executive officers are referred to as the “named executives.”

Organizational Overview. Executive compensation decisions have been made in the context of the results achieved by the Company’s executive team during 2010, 2011, and 2012 in maintaining the underlying operating performance of our business as the organization is realigned and the capital structure stabilized.

Objectives and Design of Compensation Framework

In 2012, our compensation philosophy focused on the following strategies, which are designed to advance the short- and long-term goals of the Company:

•                 stabilizing capital structure;

•                 realigning branch footprint to better match target markets;

•                 exiting non-core businesses; and

•                 executing expense initiative to reduce overall expenses.

Compensation decisions are based upon evaluation as to how the executive’s performance contributed to the Company’s attainment of the established strategies.

Executive Compensation Program Elements

Compensation for Mr. Levine. On December 19, 2012, the Compensation Committee of the Board set the annual base salary for Jay Levine, as the President and Chief Executive Officer of the Company, at $400,000, effective retroactive to December 10, 2012 (the beginning of the then-current pay period). The Compensation Committee also approved a lump sum payment of $476,923.08 to Mr. Levine (which was paid later in December 2012), as compensation for services provided by Mr. Levine from October 1, 2011 through December 9, 2012, calculated based on the prospective annual base salary set by the Compensation Committee. Prior to December 2012, Mr. Levine had not received a base salary. Mr. Levine is not currently eligible for any annual or long-term incentive programs, although such programs may be developed in the future.

Item 11.  Continued

Compensation for the Other Named Executives. The following chart sets forth various compensation elements under the executive compensation program for 2012 for the named executives other than Mr. Levine, each of which is described in detail in this Compensation Discussion and Analysis, and the purpose of each element.

Executive Compensation Elements –Named Executives

Program Element	Purpose
Cash Salary	• Provides base pay levels that are competitive with market practices in order to attract, motivate and retain top executive talent.
Annual Bonuses

•      Provides annual incentive opportunities that are competitive with market practices in order to attract, motivate and retain top executive talent.

•      Provides a form of compensation tied to achieving our short and long-term objectives.

•      Aligns interests of executives with those of our stakeholders.

Compensation Elements for Other Named Executives

In 2012, the Chief Executive Officer determined each compensation element for Messrs. Breivogel, Borchers, and Cole based on the executive’s level of responsibility, historical compensation and contribution to our performance, and for incentive compensation, a subjective assessment of performance. Below is a description of each element of compensation awarded to these named executives, as well as the amounts earned by or paid to them in 2012.

Cash Salary. Cash salary provides a constant stream of pay that is intended to be competitive with market practices in order to attract, motivate and retain executive talent. The cash salary levels for Messrs. Breivogel, Borchers, and Cole were not increased for 2012. On December 19, 2012, the Compensation Committee of the Board approved the annual base salary for John Anderson at $350,000 effective retroactive to December 10, 2012 (the beginning of the then-current pay period). The Compensation Committee also approved a lump sum payment  of $417,308 to Mr. Anderson (which was paid later in December 2012), as compensation for services provided by Mr. Anderson from October 1, 2011 through December 9, 2012, calculated based on the annual base salary approved by the Compensation Committee.

Annual Bonuses. Typically, in the first quarter of each fiscal year, the Chief Executive Officer makes a recommendation to the Compensation Committee regarding bonus awards for the other named executives for their performance during the prior fiscal year. The Compensation Committee evaluates the recommendation of the Chief Executive Officer, approves bonus awards, if any, with any modifications it deems appropriate, and makes a recommendation to the Company’s Board of Directors regarding the bonus awards. The Company’s Board of Directors makes the final determination regarding bonus awards to the other named executives. The decision regarding bonuses generally is based on performance against established goals for the year and ranking among peers within the Company, and weighed against guidelines provided by the Company’s Human Resources Department. At the time this analysis was filed, 2012 annual bonus decisions had not been made.

Long-Term Incentive Compensation. No long-term incentive program was in place for 2012.

Item 11.  Continued

Other Compensation Elements Available to Named Executives

Termination Benefits and Policies. During 2012, Messrs. Breivogel and Cole were participants in the Springleaf Finance, Inc. Executive Severance Plan (ESP). This plan was adopted by Springleaf Finance, Inc. in March 2011, effective as of November 30, 2010. This plan is maintained for participants previously eligible for severance benefits under the predecessor American International Group plan. No additional plan participants have been approved since its adoption.

The ESP provides for severance payments and benefits if a participating executive is terminated other than by reason of death, disability, resignation by the executive without “Good Reason” (as defined in the ESP), or termination by the Company for “Cause” (as defined in the ESP).

If a participating executive is terminated without Cause by the Company or resigns for Good Reason, the executive is eligible to receive an amount ranging from one-twelfth to 100% of the sum of his annual base salary and three-year-average of annual cash bonuses, which is based on the executive’s seniority or length of service. Any unvested long-term incentive awards would continue to vest during the severance period and are forfeited if not vested or settled as of the end of the severance period. Each participant is also eligible to receive continued health and group life insurance benefits on the same terms as active employees during the severance period. Any severance payments that would otherwise be payable under the ESP will be offset by any amounts resulting from the participant’s subsequent employment by another employer. The executive is required to sign a severance and release agreement in order to be eligible for severance benefits and must comply with the terms of such agreement in order to continue receiving benefits. Effective upon the cessation of their employment on December 31, 2012, Messrs. Breivogel and Cole began receiving payments and benefits under the ESP formula outlined above.

The remaining named executives were eligible for the Company’s generally applicable severance plan, which applies to all employees. This practice provides for severance based upon an employee’s length of service and current salary.

Welfare and Other Indirect Benefits. Each of the named executives participates in the same health and welfare benefit plans and fringe benefit programs generally available to all other employees.

Retirement Benefits. We currently have one active defined contribution plan for eligible employees at the named executives’ level, a 401(k) plan which is tax-qualified. We match a percentage of participants’ contributions to the 401(k) plan depending on the participant’s length of service. The match for each of the named executives in 2012 was $4,500 for Messrs. Breivogel, Borchers, and Cole and $1,700 for Messrs. Levine and Anderson.

Our defined benefit plans include a tax-qualified pension plan and an Excess Retirement Income Plan (a “restoration” plan). Each of these plans provides for a yearly benefit based on years of service and average final salary. These plans and their benefits are described in greater detail in “— Pension Benefits.” As of December 31, 2012, the Retirement Plan, a tax-qualified defined benefit pension plan, as well as the Excess Retirement Income Plan, were frozen with respect to both salary and service levels to prevent future increases in the benefit liabilities established under the plan. Springleaf continues to have liability to fund the plan’s trust to the extent the assets in the trust are less than liabilities for benefits.

Item 11.  Continued

Process for Compensation Decisions

Role of the Compensation Committee. Our Board of Directors has established a Compensation Committee. In accordance with its charter, the Committee’s role is to evaluate annually the performance of the Chief Executive Officer in light of the goals and objectives of our executive compensation plans, and determine and approve the Chief Executive Officer’s compensation level based on this evaluation. The Committee also makes recommendations to our Board of Directors regarding the compensation of the other executive officers of the Company based on the recommendation of the Chief Executive Officer.

Role of the Company’s Chief Executive Officer. The compensation of the named executives other than the Chief Executive Officer is recommended by the Chief Executive Officer and is then approved by the Compensation Committee, with such modifications as the Committee deems appropriate, and recommended to our Board of Directors.

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed with management the Compensation Discussion and Analysis contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the 2012 Form 10-K). Based on such review and discussions, the Compensation Committee of the Company has recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the 2012 Form 10-K filed with the United States Securities and Exchange Commission.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Wesley R. Edens

Randal A. Nardone

2012 Executive Compensation

The following tables contain compensation information with respect to our named executives for 2012. An affiliate of SLFC pays the compensation presented below to such individuals for services they provide to SLFC and all of its subsidiaries. Under applicable SEC rules, our named executives include our Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers who were serving as executive officers of the Company on December 31, 2012.

Item 11.  Continued

2012 Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Total

Jay N. Levine (8)	2012	$400,000	$-	$-	$-	$-	$29,351	$94,008	$523,359
President and Chief
Executive Officer

Donald R. Breivogel, Jr.	2012	$326,204	$82,500	$-	$-	$-	$150,319	$4,500	$563,523
Senior Vice President and	2011	323,704	92,500	-	-	-	190,773	17,149	624,126
Chief Financial Officer	2010	314,081	157,521	-	164,142	1,240,213	108,024	17,150	2,001,131

John C. Anderson (9)	2012	$350,000	$-	$-	$-	$-	$25,429	$82,469	$457,898
Executive Vice President,
Capital Markets

Bradford D. Borchers	2012	$300,000	$120,000	$-	$-	$-	$184,502	$4,500	$609,002
Executive Vice President	2011	293,750	130,000	-	-	-	213,629	17,149	654,528
	2010	266,058	154,658	-	128,960	976,850	102,008	17,150	1,645,684

Robert A. Cole	2012	$316,200	$147,500	$-	$-	$-	$155,784	$4,500	$623,984
Senior Vice President	2011	316,200	92,500	-	-	-	203,067	17,149	628,916
	2010	314,077	131,016	-	144,502	1,131,133	158,070	17,150	1,895,948

(1)           The amounts in this column reflect cash base salary.

(2)                                 As of the filing of this Annual Report on Form 10-K, bonuses for the named executive officers for 2012 had not been determined and, therefore, have been omitted from the Summary Compensation Table. It is expected that bonuses will be determined by April 30, 2013, and the Company will report the amount of any bonuses awarded to the named executive officers for 2012 pursuant to Item 5.02(f) of Form 8-K.

The amounts reported in this column for 2012 represent the previously disclosed discretionary cash award paid in August 2012 to the executives who remained actively employed at the time of payment and who otherwise met the eligibility requirements. The amount for Mr. Cole also includes an additional bonus ($65,000) paid in December 2012.

The amounts reported in this column for 2011 represent a discretionary cash award.

The amounts reported in this column for 2010 represent (i) special discretionary bonuses (Mr. Breivogel ($7,521), Mr. Borchers ($4,658), and Mr. Cole ($6,016)), and (ii) 2010 year-end cash bonuses (Mr. Breivogel ($150,000), Mr. Borchers ($150,000), and Mr. Cole ($125,000)). The special discretionary bonuses were paid to replace restricted stock units (RSUs) that were forfeited upon the consummation of the sale of a majority interest in the Company from AIG to FCFI.

(3)                                 No stock awards were made in 2010, 2011, or 2012.

(4)                                 No option awards were made in 2011 or 2012.

In 2010, Messrs. Breivogel, Borchers, and Cole were granted stock appreciation rights (SARs) under the AIG long-term Incentive Plan (AIG LTIP). The 2010 SAR awards were intended to be multi-year awards for the 2009-2010 and 2010-2011 performance periods. The aggregate grant date fair value reported in this column for SARs is calculated based on the probable satisfaction of the performance conditions for such

Item 11.  Continued

awards. If the highest level of performance is achieved for these SARs, the maximum value of these awards at the grant date would be as follows: Mr. Breivogel - $328,284; Mr. Borchers - $257,920; and Mr. Cole - $289,004. In connection with the sale of the Company, all SARs were paid out in December 2010, after the sale was consummated. The 2009-2010 SARs were paid out at 191.75% of target, reflecting our performance against established goals pursuant to the terms of the AIG LTIP, and the 2010-2011 SARs were paid out at 100% pursuant to the terms of the AIG LTIP. In connection with the vesting of these awards, Mr. Breivogel, Mr. Borchers, and Mr. Cole received $306,923, $203,125, and $270,681, respectively.

Assumptions used in determining the aggregate grant date fair value included expected dividend yield, risk-free interest rate, expected term, and expected volatility, which resulted in a grant date fair value of $8.09 for 2010. A “monte carlo” simulation was used to incorporate a range of assumptions for inputs. The risk free interest rate for periods within the contractual life of the SARs was based on the swap yield curve in effect at the grant date (2010-2.23%). Expected volatilities were based on implied volatilities with the nearest maturity and exercise prices as of grant date from traded stock options with respect to AIG Common Stock (51.75% for 2010). The expected term used was based on the period of time the SARs were expected to be outstanding, with the expected term of 3.76 years for 2010. Dividend yield was estimated at zero percent given AIG’s recent dividend history. The estimates of fair value from these models are theoretical values for stock options, and changes in the assumptions used in the models could result in materially different fair value estimates.

(5)                                 No Non-Equity Incentive Plan awards were made in 2011 or 2012.

The amounts reported in 2010 in the Non-Equity Incentive Plan column represent (i) a sale completion bonus payable to Mr. Breivogel ($316,200), Mr. Borchers ($275,000), and Mr. Cole ($316,200), and (ii) the cash awards earned in 2010 under the AIG LTIP by Mr. Breivogel ($924,013), Mr. Borchers ($701,850), and Mr. Cole ($814,933). In connection with the sale of the Company, the 2010-2011 cash awards were paid out at 100% of target pursuant to the terms of the AIG LTIP.

(6)                                The amounts in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column reflect the actuarial increase in the present value of each individual’s pension benefits under all defined benefit pension plans of the Company, determined using the same interest rate and mortality assumptions as those used for financial statement reporting purposes. There were no above-market earnings on deferred compensation under our non-qualified deferred compensation programs. The pension benefit of the named executives was frozen effective December 31, 2012.

(7)                                 “All Other Compensation” for 2012 includes 401(k) employer matching contributions of $4,500 for Messrs. Breivogel, Borchers, and Cole and $1,700 for Messrs. Levine and Anderson.

(8)                                 On December 19, 2012, the Compensation Committee of the Board set the annual base salary for Jay Levine at $400,000, effective retroactive to December 10, 2012 (the beginning of the then-current pay period). In addition, the Compensation Committee also approved a lump sum payment of $476,923.08 to Mr. Levine (which was paid later in December 2012), as compensation for services provided by Mr. Levine from October 1, 2011 through December 9, 2012, calculated based on the prospective annual base salary set by the Compensation Committee, $400,000 of which is reported as Mr. Levine’s base salary in 2012 and $92,308 of which is reported as other compensation. Prior to December 2012, Mr. Levine had not received a base salary. Mr. Levine is not currently eligible for any annual or long-term incentive programs, although such programs may be developed in the future.

(9)                                 On December 19, 2012, the Compensation Committee of the Board set the annual base salary for John Anderson at $350,000, effective retroactive to December 10, 2012 (the beginning of the then-current pay period). In addition, the Compensation Committee also approved a lump sum payment to Mr. Anderson (which was paid later in December 2012), as compensation for services provided by Mr. Anderson from October 1, 2011 through December 9, 2012, calculated based on the prospective annual base salary set by the Compensation Committee, $350,000 of which is reported as Mr. Anderson’s base salary in 2012 and

Item 11.  Continued

$80,769 of which is reported as other compensation. Prior to December 2012, Mr. Anderson had not received a base salary.

2012 Grants of Plan-Based Awards

No plan-based awards were granted in 2012.

Exercises and Holdings of Previously Awarded Equity

Outstanding Equity Awards at December 31, 2012. There were no outstanding Company equity awards at December 31, 2012.

Vesting of Stock-Based Awards During 2012

The equity-based awards shown below that vested in January 2012 were awards under various AIG stock incentive plans that were granted to our named executives by AIG before its sale of its majority interest in the Company to FCFI. All equity-based awards relate to shares of AIG Common Stock pursuant to awards outstanding under AIG stock incentive plans.

The following table sets forth the amounts notionally realized in accordance with SEC rules by each named executive as a result of the exercise, settlement or vesting of stock-based awards in 2012.

	Option Awards (1)		Stock Awards (2)
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting	Vesting

Jay N. Levine	-	$-	-	$-

Donald R. Breivogel, Jr.	-	$-	101	$2,431

John C. Anderson	-	$-	-	$-

Bradford D. Borchers	-	$-	-	$-

Robert A. Cole	-	$-	101	$2,431

(1)                     No option awards were settled in 2011.

(2)                     Represents the following stock-based awards held by Messrs. Breivogel and Cole that vested in 2012:  (i) 33 RSUs vested in January 2012 under the AIG Partners Plan for the January 1, 2006 – December 31, 2007 performance period and (ii) 68 time-vested RSUs granted in 2007 under the AIG Deferred Compensation Profit Participation Plan vested in January 2012.

Pension Benefits

Eligible employees of the Company participate in the tax-qualified and nonqualified defined benefit retirement plans maintained by the Company. These retirement plans provide retirement benefits for eligible employees whose length of service allows them to vest in and receive these benefits. Eligible employees who are citizens of the United States or non-citizens working in the United States had been covered under the American International Group, Inc. Retirement Plan (the AIG Retirement Plan), a U.S. tax-qualified defined benefit retirement plan, through December 31, 2010. On January 1, 2011, SLFI

Item 11.  Continued

created the Retirement Plan and assumed the obligations under the AIG Retirement Plan with respect to our employees, vested terminated participants, and retirees. Participants whose formula benefit is restricted from being fully paid from the tax-qualified retirement plan due to IRS limits on compensation are eligible to participate in the Excess Retirement Income Plan.

The Retirement Plan, a tax-qualified defined benefit pension plan, was frozen effective December 31, 2012. No additional participants are allowed entry into the plan and no additional benefits will accrue for any existing participants of the plan as a result of this pension freeze. A corresponding freeze of future accruals of benefits under the Excess Retirement Income Plan was also implemented at the end of 2012. At the time the pension was frozen, the Board also approved modification of the pension plan allowing for individuals terminated from employment with Springleaf prior to July 31, 2012 and not currently receiving a plan benefit, a one-time option to elect a payment of the present value of their Retirement Plan benefit in the form of a lump sum.

The Retirement Plan and Excess Retirement Income Plan formulas range from 0.925 percent to 1.425 percent times average final compensation for each year of credited service accrued from April 1, 1985 to December 31, 2012, up to 44 years, and 1.25 percent to 1.75 percent times average final compensation of a participant for each year of credited service accrued prior to April 1, 1985, up to 40 years. For participants who retire after the normal retirement age of 65, the retirement benefit is actuarially increased to reflect the later benefit commencement date.

For purposes of both the Retirement Plan and the Excess Retirement Income Plan, average final compensation is the average annual pensionable salary of a participant during those three consecutive years in the last ten years of credited service, prior to the pension plan being frozen, that afford the highest such average. Final average compensation does not include amounts attributable to overtime pay, supplemental cash incentive payments, annual cash bonuses or long-term incentive awards, except for the branch operations incentive plan.

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

In the case of early retirement, participants in the Retirement Plan and the Excess Retirement Income Plan will receive the plan formula benefit projected to normal retirement at age 65 (using average final salary as of the date of early retirement), but prorated based on years of actual service but no later than December 31, 2012 due to the plan freeze, then reduced by three, four, or five percent (depending on age and years of service at retirement) for each year that retirement precedes age 65. Participants in the Retirement Plan with at least ten years of continuous service have a vested reduced retirement allowance pursuant to which, in the case of termination of employment prior to reaching age 55, such participants may elect to receive a reduced early retirement benefit commencing at any date between age 55 and age 65. Participants in the Retirement Plan and the Excess Retirement Income Plan can not choose to receive a lump sum payment upon normal or early retirement. Mr. Cole was the only named executive who met the qualifying criteria for early retirement in 2012.

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

Item 11.  Continued

Under the Retirement Plan and the Excess Retirement Income Plan, participants continue to accrue credited service through December 31, 2012 while receiving payments under SLFI’s sponsored long-term disability plan or during periods of unpaid medical leave before reaching age 65 if they have at least ten years of service when they become disabled. Participants who have less than ten years of credited service when they become disabled continue to accrue credited service for a maximum of three additional years but no later than December 31, 2012.

As with other retirement benefits, in the case of death and disability benefits, the formula benefit under the Excess Retirement Income Plan is reduced by amounts payable under the Retirement Plan.

2012 pension benefits. The following table details the accumulated benefits for the named executives under the Retirement Plan and the Excess Retirement Income Plan. These plans were frozen effective December 31, 2012. No additional participants will be allowed entry into the plans and no additional creditable service will be awarded after December 31, 2012. In accordance with SEC rules, the accumulated benefits are presented as if they were payable upon the named executive’s normal retirement at age 65. None of the named executives has been granted extra years of credited service under the defined benefit plans described above.

			Number of	Present
			Years	Value of	Payments
			Credited	Accumulated	During
Name	Plan Name		Service	Benefit (1)	2012

Jay N. Levine	Retirement Plan		0.750	$23,280	$-
	Excess Retirement Income Plan		0.750	6,071	-
		Total		$29,351	$-

Donald R. Breivogel, Jr.	Retirement Plan		24.000	$556,747	$-
	Excess Retirement Income Plan		24.000	224,340	-
		Total		$781,087	$-

John C. Anderson	Retirement Plan		0.667	$25,429	$-
	Excess Retirement Income Plan		0.667	-	-
		Total		$25,429	$-

Bradford D. Borchers	Retirement Plan		28.000	$603,240	$-
	Excess Retirement Income Plan		28.000	129,233	-
		Total		$732,473	$-

Robert A. Cole	Retirement Plan		23.750	$789,054	$-
	Excess Retirement Income Plan		23.750	280,645	-
		Total		$1,069,699	$-

(1)                     The actuarial present values of the accumulated benefits are based on service and earnings as of December 31, 2012 (the pension plan measurement date for purposes of our financial statement reporting).

Assumptions used in the calculation of the present value of accumulated benefits were discount rates of 3.99% for the Springleaf Retirement Plan and 3.41% for the Excess Retirement Income Plan; 2013 Pension Protection Act static annuitant mortality tables, post retirement only; and normal retirement age, or current age if older.

Item 11.  Continued

Potential Payments and Benefits on Termination

ESP. Messrs. Breivogel and Cole were participants in AIG’s Executive Severance Plan (AIG-ESP) on December 31, 2010. When SLFI adopted its own ESP following its separation from AIG, it carried forward the prior plan’s participants. Messrs. Anderson, Borchers, and Levine were not participants because they were not eligible under the AIG-ESP. They would be entitled to receive severance under our employee severance plan, which is available generally to all employees and which does not discriminate in favor of executive officers.

Under the ESP, eligible named executives will receive payments or benefits if their employment is terminated by the Company without “Cause,” or if the named executive resigns with “Good Reason,” as defined in the ESP. “Cause” generally means the participant’s failure to perform his or her duties, misconduct, material violation of applicable codes of conduct, or conviction of or plea of guilty or no contest to a felony or lesser crime involving fraud or dishonesty. “Good Reason” generally means a material reduction in duties, responsibilities, titles, offices, base pay, or annual target bonus opportunity.

Effective with their separation of employment on December 31, 2012, Messrs. Breivogel and Cole began receiving the following severance benefits: the sum of his annual base salary and three-year-average of annual cash bonuses. The cash severance will be paid over the 12 month severance period in accordance with normal payroll practices. Any unvested long-term incentive awards would continue to vest during the severance period and are forfeited if not vested or settled as of the end of the severance period. Each participant is also eligible to receive continued health and group life insurance benefits on the same terms as active employees during the severance period. Any severance payments that would otherwise be payable under the ESP will be offset by any amounts resulting from the participant’s subsequent employment by another employer. In order to receive the severance benefits provided under the ESP, the participant must generally execute a release of claims in favor of the Company and comply with the terms of such agreement in order to continue receiving benefits.

The following table shows the payments and benefits that the named executives would have been eligible to receive from the Company if their employment had been terminated as of December 31, 2012. For Messrs. Breivogel and Cole, the table shows their actual entitlements resulting from their separation from employment effective December 31, 2012. For Messrs. Levine, Anderson, and Borchers, the table reflects benefits generally available to all salaried employees including severance and medical and life insurance benefits. Additional information about benefits upon termination is provided in “— Pension Benefits” above.

Item 11.  Continued

		Medical	Pension	Unvested
		and Life	Plan	Stock
Name	Severance (1)	Insurance (2)	Credit (3)	Awards (4)	Total

Jay N. Levine
Resignation	$-	$-	$-	$-	$-
Involuntary Termination (without cause)	53,846	42	-	-	53,888
Death	-	-	-	-	-
Disability	-	-	-	-	-
Retirement	-	-	-	-	-
Change in Control	-	-	-	-	-

Donald R. Breivogel, Jr.
Resignation	$-	$-	$722,823	$-	$722,823
Involuntary Termination (without cause)	454,537	13,646	722,823	-	1,191,006
Death	-	-	327,257	-	327,257
Disability	-	-	781,087	-	781,087
Retirement	-	-	722,823	-	722,823
Change in Control	-	-	-	-	-

John C. Anderson
Resignation	$-	$-	$-	$-	$-
Involuntary Termination (without cause)	47,115	1,990	-	-	49,105
Death	-	-	-	-	-
Disability	-	-	-	-	-
Retirement	-	-	-	-	-
Change in Control	-	-	-	-	-

Bradford D. Borchers
Resignation	$-	$-	$680,820	$-	$680,820
Involuntary Termination (without cause)	190,385	8,882	680,820	-	880,087
Death	-	-	336,711	-	336,711
Disability	-	-	732,473	-	732,473
Retirement	-	-	680,820	-	680,820
Change in Control	-	-	-	-	-

Robert A. Cole
Resignation	$-	$-	$1,113,002	$-	$1,113,002
Involuntary Termination (without cause)	426,200	9,637	1,108,434	-	1,544,271
Death	-	-	558,619	-	558,619
Disability	-	-	1,069,699	-	1,069,699
Retirement	-	-	1,113,002	-	1,113,002
Change in Control	-	-	-	-	-

(1)                     Messrs. Breivogel and Cole both separated from the organization effective December 31, 2012, making them eligible for the amounts indicated in the table. Messrs. Anderson, Borchers, and Levine are not eligible to participate in the ESP. The benefits shown for these executives are those that would have been provided under our generally applicable severance plan.

(2)                     The amounts reported represent the cost to the Company of continued health and group life insurance benefits provided for under the ESP or our employee severance plan, as applicable. If eligible for retiree medical and life insurance benefits, these named executives are covered under our retiree medical plan provisions under the same terms as any other employee with similar seniority.

(3)                     The amounts in this column for termination due to permanent disability represent the increase in the present value, if any, of the named executive’s accumulated pension benefits, representing additional years of credited service that would accrue during participation in SLFI’s long-term disability plan. The amount

Item 11.  Continued

shown for all of the termination events is the increase above the accumulated value of pension benefits shown in the 2012 Pension Benefits Table, calculated using the same assumptions.

The present value, if any, for involuntary termination by the Company reflects additional service under the qualified pension plan through December 31, 2012, the date the pension plan was frozen. For an involuntary termination by the Company without cause where the executive is entitled to a benefit reflecting service during the severance period, the pension plan credit assumes that the qualified plan benefit will be payable at the end of the severance period or when first eligible to retire, if later.

Death benefits under SLFI’s pension plans generally are no more than half of normal retirement benefits and would result in a loss of value on a present value basis for all of the named executives who participate in the pension plans. All termination benefits, except disability benefits, are assumed to commence at the earliest permissible retirement date. Disability benefits are assumed to commence at age 65.

For information on pension benefits generally, see “— Pension Benefits.”

(4)                     As of December 31, 2012, there were no unvested stock awards.

Compensation of Directors

The total 2012 compensation of our non-employee directors is shown in the following table. Directors who are not employees of the Company are eligible for an annual fee of $75,000. We do not separately compensate our directors who also are employees of the Company or who are otherwise affiliated with us, including Messrs. Edens, Nardone, and Smith. Mr. Jacobs, as the sole member and chairman of the Audit Committee, received an additional annual fee of $10,000. Mr. Guthrie and Ms. Kotval, each of whom joined the Board on December 19, 2012, received $18,750 for 2012. Ms. Givens resigned from the Board effective as of December 19, 2012. Mr. Keller ceased being a director upon his death on August 18, 2012, and received $18,750 for each board meeting held prior to his death, plus the $75,000 annual fee.

Fees Earned
or Paid
Name	in Cash

Wesley R. Edens	$-

Susan Givens	$-

Roy Guthrie	$18,750

Douglas L. Jacobs	$85,000

Alpheus E. Keller II	$131,250

Anahaita Kotval	$18,750

Randal A. Nardone	$-

Peter M. Smith	$-

Compensation Committee Interlocks and Insider Participation

Prior to the FCFI Transaction, we did not have a separately-designated standing Compensation Committee; therefore, compensation decisions regarding our Chief Executive Officer were made by AIG and compensation decisions regarding other executive officers and directors were made by our Chief Executive Officer, with input from managers. Subsequent to the FCFI Transaction and prior to the establishment of a Compensation Committee of the Board of Directors, compensation decisions regarding our Chief Executive Officer and directors were made by principals of Fortress Investment Group LLC,

Item 11.  Continued

including by our director Wesley R. Edens, and compensation decisions regarding our other executive officers were made by our Chief Executive Officer. All of the compensation decisions regarding our executive officers, other than the Chief Executive Officer, and directors for 2011 and 2012 were approved by the Compensation Committee and the Board of Directors.

For the reasons described in Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this report, Messrs. Edens and Nardone may be deemed to own the shares listed as beneficially owned by FIF HE Holdings LLC (FIF HE Holdings), which indirectly owns a majority interest in Nationstar through investment funds managed by affiliates of Fortress. Nationstar subservices the real estate loans that were originated or acquired centrally by MorEquity and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans.

Nationstar subservices loans on behalf of the Owners consistent with its normal servicing practices and, as applicable, the terms of the loans and securitization documents. Nationstar receives certain fees for its subservicing services, including the right to retain certain income incidental to servicing. Nationstar started subservicing on February 1, 2011. During 2012, the Owners paid $9.8 million in fees to Nationstar.

The Owners also entered into a marketing agreement on September 24, 2010 with Nationstar, permitting Nationstar to refinance certain first lien mortgage loans of existing customers of the Owners. On February 16, 2011, the Owners, by an amendment to the marketing agreement, further agreed to pay closing costs and reduce the principal amount of any such refinancing in an amount not to exceed six percent of the unpaid balance of the loan. Approximately $66.0 million in first mortgages were modified under the refinancing program during 2012, and Nationstar has received $4.4 million from the Owners to pay closing costs and reduce the principal amount of refinancings under the marketing agreement during 2012.

Prior to the FCFI Transaction, we did not have a separately-designated standing compensation committee and, therefore, the Board of Directors performed compensation committee functions for that entity. None of our executive officers currently serves as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of the Board or the Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of February 28, 2013, information regarding the only persons that, to the Company’s knowledge, beneficially own more than 5% of the Company’s common stock. The Company is wholly owned by SLFI. SLFI is wholly owned by AGF Holding. AGF Holding is 80% owned by FCFI and 20% owned by ACC. FCFI holds 800 shares of voting Class A common stock of AGF Holding. ACC holds 150 shares of voting Class A common stock and 50 shares of non-voting Class B common stock of AGF Holding.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percent of Class

Fortress Investment Group LLC (1) 1345 Avenue of the Americas New York , New York 10105	common stock	8,128,014 common shares	80% (2)
American International Group, Inc. (3) 180 Maiden Lane New York, New York 10038	common stock	2,032,003 common shares	20% (2)

(1)                     AGF Holding is 80% directly owned by FCFI. Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund D), L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund F) L.P. and Fortress Investment Fund V (Fund G) L.P. (collectively the Fund V Funds) collectively own 100% of FCFI. FIG LLC is the investment manager of each of the Fund V Funds. Fortress Operating Entity I LP (FOE I) is the 100% owner of FIG LLC. FIG Corp. is the general partner of FOE I. FIG Corp. is a wholly-owned subsidiary of Fortress. As of December 31, 2012, Mr. Edens owns 14.98% of Fortress (Class A and B shares), and Mr. Nardone owns 10.91% of Fortress (Class A and B shares). By virtue of their ownership interest in Fortress and certain of is affiliates, Mr. Edens and Mr. Nardone may be deemed to own the shares listed as beneficially owned by FCFI. Mr. Edens and Mr. Nardone each disclaim beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)                     FCFI holds 800 shares of voting Class A common stock of AGF Holding. ACC holds 150 shares of voting Class A common stock and 50 shares of non-voting Class B common stock of AGF Holding.

(3)                     AGF Holding is 20% directly owned by ACC. ACC is wholly owned by AIG.

SECURITY OWNERSHIP OF MANAGEMENT

The Company is wholly owned by SLFI.

Item 12.  Continued

The Company is 80% indirectly owned by certain investment funds managed by affiliates of Fortress. The number and percentage of Class A and Class B shares of Fortress common stock beneficially owned as of December 31, 2012 by our directors, executive officers named in the Summary Compensation Table (as set forth in Item 11), and directors and executive officers as a group were as follows:

	Fortress Class A		Fortress Class B
	Shares Beneficially		Shares Beneficially		Total
	Owned		Owned		Percentage
		Percent		Percent	of Fortress
	Number of	of Class	Number of	of Class	Voting
Director or Executive Officer	Shares	(1)	Shares	(2)	Power (3)

Jay N. Levine	-	-	-	-	-
John C. Anderson	-	-	-	-	-
Bradford D. Borchers	-	-	-	-	-
Donald R. Breivogel, Jr.	-	-	-	-	-
Robert A. Cole	-	-	-	-	-
Wesley R. Edens	824,922	*	69,268,475	27.76%	14.98%
Roy Guthrie	-	-	-	-	-
Douglas A. Jacobs	146,175	*	-	-	*
Anahaita Kotval	-	-	-	-	-
Randal A. Nardone	720,001	*	50,342,520	20.17%	10.91%
Peter M. Smith	774,268	*	-	-	*
All directors and executive officers as a group (19 persons)	2,465,366	1.13%	119,610,995	47.93%	26.09%

*           Less than 1%

(1)                     The percentage of beneficial ownership of Class A shares is based on 218,286,342 Class A shares outstanding as of December 31, 2012.

(2)                     The percentage of beneficial ownership of Class B shares is based on 249,534,372 Class B shares outstanding as of December 31, 2012.

(3)                     The total percentage of voting power is based on 218,286,342 Class A shares and 249,534,372 Class B shares outstanding as of December 31, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

CERTAIN TRANSACTIONS

Affiliates of Fortress or AIG

Secured Term Loan. Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, is party to a $3.75 billion, six-year secured term loan pursuant to a credit agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. Affiliates of Fortress and affiliates of AIG owned or managed lending positions in the syndicate of lenders totaling $85.0 million at December 31, 2012 and $105.5 million at December 31, 2011.

Subservicing and Refinance Agreements. Effective February 1, 2011, Nationstar began subservicing the real estate loans of MorEquity and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

	Successor
(dollars in thousands)	Company
Years Ended December 31,	2012	2011

Subservicing fees	$9,843	$9,910

Refinancing concessions	$4,420	$6,556

Investment Management Agreement. Logan Circle provides investment management services for our investments. Logan Circle is a wholly-owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.8 million in 2012.

Pension Plan. At December 31, 2012, we had no plan assets included in the AIG Retirement Plan, compared to $59.9 million at December 31, 2011. The transfer due from the AIG Retirement Plan to our tax-qualified defined benefit retirement plan was completed in April 2012.

Reinsurance Agreements. Merit enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $46.8 million at December 31, 2012 and $49.7 million at December 31, 2011.

Derivatives. At December 31, 2012 and 2011, all of our derivative financial instruments were with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. In July 2012, SLFI posted $60.0 million of cash collateral with AIGFP as security for SLFC’s two remaining Euro swap positions with AIGFP and agreed to act as guarantor for the swap positions. In August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million.

Item 13.  Continued

FIF HE Holdings indirectly owns a majority interest in Nationstar. Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) L.P., Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) L.P., Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P., and Fortress Investment Fund IV (Fund G) L.P. (collectively the Fortress Funds) beneficially own 98% of FIF HE Holdings. FIG LLC is the investment manager of the Fortress Funds. FOE I wholly owns FIG LLC. FIG Corp. is the general partner of FOE I and is a wholly-owned subsidiary of Fortress. As of December 31, 2012, Mr. Edens owns 14.98% of Fortress and Mr. Nardone owns 10.91% of Fortress. By virtue of their respective ownership interests in Fortress and certain of its affiliates, Mr. Edens or Mr. Nardone may be deemed to own the shares listed as beneficially owned by FIF HE Holdings. Mr. Edens and Mr. Nardone each disclaim beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Affiliates of SLFI (Other than Affiliates of Fortress or AIG)

Affiliate Lending

Note Receivable from Parent. SLFC’s note receivable from SLFI is payable in full on May 31, 2022, and SLFC may demand payment at any time prior to May 31, 2022; however, SLFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SLFI in 2013. The note receivable from SLFI totaled $538.0 million at December 31, 2012 and 2011. Interest receivable on this note totaled $1.5 million at December 31, 2012 and $11.8 million at December 31, 2011. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on the note receivable from SLFI totaled $17.3 million during 2012, $17.4 million during 2011, $1.9 million during the one month ended December 31, 2010, and $16.4 million during the eleven months ended November 30, 2010.

Receivables from Parent and Affiliates. At December 31, 2012 and 2011, receivables from our parent and affiliates totaled $16.2 million and $24.8 million, respectively, primarily due to a receivable from Second Street Funding Corporation, a subsidiary of SLFI, for income taxes payable under current and prior tax sharing agreements, which were paid by SLFC. The receivables from our parent and affiliates also include interest receivable on SLFC’s note receivable from SLFI discussed above.

Intercompany Demand Note. Pursuant to a prepayable, intercompany demand note (the Note) dated October 1, 2012, between SLFI and SLAH, a subsidiary of SLFC, SLFI advanced $20.0 million to SLAH. Under the terms of the Note, SLFI may elect to make advances to SLAH from time to time in an aggregate amount not to exceed $50.0 million. The annual interest rate for the principal balance is 6%. SLAH used the advance to pay a cash dividend to SLFC on October 1, 2012, which SLFC plans to use for general corporate purposes. On October 26, 2012, SLAH repaid the $20.0 million advance, plus accrued interest.

Cash Collateral

In August 2012, SLFSSC and SLFI entered into the Reimbursement Agreement and a related Fee Agreement whereby SLFI agreed to post $25.0 million of cash collateral on behalf of SLFSSC in connection with a judgment entered against SLFSSC, subject to SLFSSC’s agreement to repay the collateral in full in the event it was applied to the judgment and to pay a fee equal to an annual rate of 8.00% of the average monthly amount of unreimbursed collateral until fully repaid. SLFSSC agreed to settle the litigation in late August 2012.

Item 13.  Continued

In December 2012, SLFSSC and SLFI amended the Reimbursement Agreement and the Fee Agreement to provide that the collateral could be applied toward the settlement and that SLFI would pay up to an additional $11.0 million toward the settlement on behalf of SLFSSC, subject to SLFSSC’s agreement to repay such amounts in full and to pay a fee equal to an annual rate of 8.00% of the average monthly amount paid by SLFI toward the settlement until fully repaid. During 2012, SLFSSC paid SLFI $0.6 million of fees under the Fee Agreement and the amended Fee Agreement.

Subsequently, SLFI paid an additional $5.8 million in December 2012, on SLFSSC’s behalf, to satisfy the remaining portion of the settlement. At December 31, 2012, the resulting payable to SLFI totaled $30.8 million and interest payable to SLFI totaled $0.1 million.

See Note 21 of the Notes to Consolidated Financial Statements in Item 8 for further information on this legal settlement.

Capital Contributions

On each of January 10, 2012 and July 11, 2012, SLFC received capital contributions from SLFI of $10.5 million to satisfy SLFC’s hybrid debt semi-annual interest payments due in January and July 2012, respectively.

Derivatives

As previously discussed, SLFI posted $60.0 million of cash collateral with AIGFP as security for SLFC’s two remaining Euro swap positions with AIGFP in July 2012, and in August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. Fees payable to SLFI totaled $0.3 million at December 31, 2012. In 2012, SLFC paid SLFI $6.9 million of collateral and guarantee fees.

Intercompany Agreements

In mid-2012, SLFI took the initial steps to explore additional growth opportunities, including centralized online lending and strategic acquisitions of loan portfolios. SLFI created SCLI for centralized online lending to customers out of the SLFC branch footprint. In addition to direct lending, SCLI has established certain strategic alliances with our state branch operating entities to provide online loan processing services for customers who are located in the geographic footprint of our branch network, but who prefer the convenience of interacting with us primarily online. Among other things, SCLI provides loan application processing and credit underwriting services on behalf of our branch offices for loan applications submitted through a centralized online or telephone application system that are within the branch footprint. SLFI also created SAC for potential portfolio and other acquisitions. Subsidiaries of SAC and certain third parties recently entered into an agreement to purchase and service a portfolio of real estate and personal loans. SCLI and SAC are not subsidiaries of SLFC.

In 2012, SLFI and SLFC realigned their internal structure related to the provision of certain administrative services. Historically, the employer for all of our employees has been SFMC, a subsidiary of SLFC. SFMC provided management services for all of our companies, and also provided the employees who work in the branches for our state consumer lending entities. Because employees who work at our headquarters and certain other employees provide services to all of our entities, including subsidiaries of SLFI, in late 2012 we reassigned over 1,000 employees who provide those services from SFMC to a new management corporation, SGSC, a subsidiary of SLFI. Employees who work in the branches or primarily provide services to our branch system remain employees of SFMC. Most SLFI subsidiaries, including SFMC and the state consumer lending entities, have entered into a services

Item 13.  Continued

agreement with SGSC for the provision of various centralized services, such as accounting, human resources, and information technology support. These services previously had been provided by SFMC. This reassignment of employees and the intercompany agreements related to the structural realignment are not expected to result in a material increase in the costs and expenses that SLFC would have incurred had this reorganization not taken place. We expect to continue to focus on the consumer business segment which is the core of our present operations. SGSC is not a subsidiary of SLFC.

On December 24, 2012, SGSC entered into the following intercompany agreements with SFMC and with certain other subsidiaries of SLFI (collectively, the “Recipients”):

Services Agreement. SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. SFMC recorded $1.9 million of service fee expenses during this eight-day period in 2012, which are included in other operating expenses. At December 31, 2012, services fees payable to SGSC totaled $1.9 million. The agreement has a term of 5 years provided that each of SGSC and SFMC may terminate the agreement upon one year’s prior written notice. The agreement will terminate automatically with respect to a Recipient if such Recipient ceases to be an affiliate of SGSC. In addition, each party has the right to terminate the agreement upon the occurrence of certain events, including the filing of a petition of bankruptcy, if the other party becomes or is declared insolvent, makes an assignment on behalf of its creditors or takes any corporate action for its winding up or dissolution.

License Agreement. The agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. The agreement has a term of 5 years provided that each of SGSC and SFMC may terminate the agreement upon one year’s prior written notice. The agreement will terminate automatically with respect to a Recipient if such Recipient ceases to be an affiliate of SGSC. In addition, each party has the right to terminate the agreement upon the occurrence of certain events, including the filing of a petition of bankruptcy, if the other party becomes or is declared insolvent, makes an assignment on behalf of its creditors or takes any corporate action for its winding up or dissolution.

Building Lease. The agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $3.7 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. SGSC is permitted to assign the lease to its affiliates or sub-let up to 50% of the rentable square footage (in aggregate) of each leased building. The agreement has a term of 10 years, which SGSC may renew for an additional 5 years by giving one year’s prior written notice and provided no event of default has occurred. SFMC has the option to cancel the lease at any time by delivering a cancellation notice to SGSC at least 9 months prior to the specified lease cancellation date, provided that no such notice can be delivered prior to January 1, 2018. SFMC may also terminate the lease by written notice and exercise its right of re-entry upon the occurrence of certain events, including failure by SGSC to pay rent for 10 days after notice thereof from SFMC, abandonment by SGSC of the property, if SGSC becomes or is declared insolvent, or if SGSC makes an assignment on behalf of its creditors or takes any corporate action for its winding up or dissolution.

Item 13.  Continued

Sale of Subsidiary to SLFI

On December 19, 2012, SLFC sold 100% of the common stock of its wholly-owned subsidiary, Spingleaf Mortgage Holding Company (SMHC), to SLFI. The sale of SMHC’s common stock to SLFI was recorded at the carrying value of $0.6 million as of December 19, 2012, which approximated the fair value because the purchased assets and liabilities assumed consisted of cash and short-term duration assets and liabilities.

Review, Approval, or Ratification of Transactions with Related Persons

We have not adopted a formal policy for reviewing related party transactions that are required to be disclosed under the SEC rules. The Board reviews related party transactions as deemed appropriate by members of the Board, on a case by case basis, based on the particular facts and circumstances of each transaction and as required by Indiana law.

DIRECTOR INDEPENDENCE

We have certain debt securities listed on the NYSE, but our common stock is not listed on any exchange. The NYSE’s corporate governance standards do not generally apply to companies that list only debt securities on the exchange and, therefore, the NYSE does not require that a majority of our Board of Directors be independent. The NYSE does, however, require that, to the extent required by Rule 10A-3 under the Securities Exchange Act of 1934, debt-listed companies have an audit committee that satisfies the requirements of Rule 10A-3. Prior to the FCFI Transaction on November 30, 2010, we were exempt from the requirements of Rule 10A-3 because we were an indirect, wholly-owned, consolidated subsidiary of AIG (which has its common stock listed on the NYSE). We did not have any independent directors at that time. Effective upon consummation of the FCFI Transaction, two independent directors were elected to the Board and an Audit Committee of the Board was established. Mr. Jacobs is the Chairman and sole member of our Audit Committee. Effective March 2011, a Compensation Committee of the Board was also established. Messrs. Edens and Nardone serve as members of the Compensation Committee, with Mr. Edens serving as Chairman. We do not have a separately designated nominating committee.

The Board has determined that Messrs. Guthrie and Jacobs and Ms. Kotval are “independent” as defined in the listing standards of the NYSE. In making its “independence” determination with respect to Messrs. Jacobs and Guthrie and Ms. Kotval, the Board considered all relevant facts and circumstances, including the “independence” standards set forth in the NYSE rules. In doing so the Board affirmatively determined that neither of the Independent Directors, or any of their family members, has had any material relationship with the Company (either directly, or as a partner, stockholder or officer of an organization that has a relationship with the Company), other than as a shareholder and director, within the last three years. The Board has not determined that any of our other four directors (including the members of the Compensation Committee) are “independent.”

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

Item 14.  Principal Accounting Fees and Services.

Our Audit Committee pre-approves all audit and non-audit services provided by our independent accountants, PricewaterhouseCoopers LLP. Prior to November 30, 2010, AIG’s Audit Committee pre-approved all of the Predecessor Company’s audit-related fees.

Independent accountant fees charged to SLFC and the related services were as follows:

(dollars in thousands)
Years Ended December 31,	2012	2011

Audit fees	$3,896	$2,945
Audit-related fees	207	1,529
Tax fees	195	164
Total	$4,298	$4,638

Audit fees in 2012 and 2011 were primarily for the audit of SLFC’s Annual Reports on Form 10-K, quarterly review procedures in relation to SLFC’s Quarterly Reports on Form 10-Q, statutory audits of insurance subsidiaries of SLFC, and audits of other subsidiaries of SLFC and of our 410(K) plans. Audit-related fees in 2012 were primarily due to the execution of three securitization transactions in 2012 and agreed upon procedures performed during 2012. Audit-related fees in 2011 were primarily due to the filing of a registration statement with the SEC for Springleaf REIT.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)                  (1) and (2)  The following consolidated financial statements of Springleaf Finance Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2012 and 2011

Consolidated Statements of Operations, years ended December 31, 2012 and 2011, one month ended December 31, 2010, and eleven months ended November 30, 2010

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2012 and 2011, one month ended December 31, 2010, and eleven months ended November 30, 2010

Consolidated Statements of Shareholder’s Equity, years ended December 31, 2012 and 2011, one month ended December 31, 2010, and eleven months ended November 30, 2010

Consolidated Statements of Cash Flows, years ended December 31, 2012 and 2011, one month ended December 31, 2010, and eleven months ended November 30, 2010

Notes to Consolidated Financial Statements

Schedule I--Condensed Financial Information of Registrant is included in Item 15(c).

All other financial statement schedules have been omitted because they are inapplicable.

(3)                  Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 208 herein.

(b)                              Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

(c)                               Schedule I – Condensed Financial Information of Registrant

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Condensed Balance Sheets

	Successor
(dollars in thousands)	Company
December 31,	2012	2011

Assets

Cash and cash equivalents	$507,099	$194,335
Investment in subsidiaries	2,413,015	2,440,953
Receivable from parent and affiliates	4,237,531	6,699,798
Notes receivable from parent and affiliates	1,000,285	717,988
Other assets	43,120	101,341

Total assets	$8,201,050	$10,154,415

Liabilities and Shareholder’s Equity

Long-term debt, 3.25% - 9.00%, due 2013 - 2067	$5,710,729	$7,916,289
Payable to affiliate	465,262	-
Deferred and accrued taxes	694,761	709,056
Other liabilities	67,105	120,271
Total liabilities	6,937,857	8,745,616

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	256,012	236,076
Other equity	29,606	(25,538)
Retained earnings	972,495	1,193,181
Total shareholder’s equity	1,263,193	1,408,799

Total liabilities and shareholder’s equity	$8,201,050	$10,154,415

See Notes to Condensed Financial Statements.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Condensed Statements of Operations

	Successor			Predecessor
	Company			Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Interest received from affiliates	$502,106	$682,026	$63,439	$789,271

Interest expense	481,509	584,874	58,883	713,660

Net interest income	20,597	97,152	4,556	75,611

Other revenues:
Dividends received from subsidiaries	258,836	65,000	5,000	23,122
Other	5,647	7,205	4,123	83,086
Total other revenues	264,483	72,205	9,123	106,208

Operating expenses	8,585	1,485	233	654

Income before provision for (benefit from) income taxes and equity in undistributed (overdistributed) net income of subsidiaries	276,495	167,872	13,446	181,165

Provision for (benefit from) income taxes	6,181	36,005	(7,595)	891

Income before equity in undistributed (overdistributed) net income of subsidiaries	270,314	131,867	21,041	180,274

Equity in undistributed (overdistributed) net income of subsidiaries	(491,000)	(356,590)	1,441,863	(184,728)

Net income (loss)	$(220,686)	$(224,723)	$1,462,904	$(4,454)

See Notes to Condensed Financial Statements.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Condensed Statements of Cash Flows

	Successor			Predecessor
	Company			Company
			One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	November 30,
(dollars in thousands)	2012	2011	2010	2010

Cash flows from operating activities
Net income (loss)	$(220,686)	$(224,723)	$1,462,904	$(4,454)
Reconciling adjustments:
Equity in overdistributed (undistributed) net income of subsidiaries	491,000	356,590	(1,441,863)	184,728
Deferred income tax charge (benefit)	(37,767)	11,817	(10,516)	-
Gain on early extinguishment of secured term loan	-	(10,664)	-	-
Change in other assets and other liabilities	51,066	(63,598)	(154,115)	17,768
Change in taxes receivable and payable	22,409	(247,772)	148,351	(2,675)
Change in restricted cash	(846)	(904)	(399)	1,281
Other, net	2,229	13,098	12,160	12,936
Net cash provided by (used for) operating activities	307,405	(166,156)	16,522	209,584

Cash flows from investing activities
Principal collections on finance receivables	-	-	-	234,590
Capital contributions to subsidiaries, net of return of capital	(118,996)	(44,559)	(143,247)	(545,018)
Change in receivable from parent and affiliates	2,462,267	3,120,178	325,191	4,223,816
Change in notes receivable from parent and affiliates	(282,297)	(192,885)	(10,228)	1,540,342
Other, net	-	-	-	2
Net cash provided by investing activities	2,060,974	2,882,734	171,716	5,453,732

Cash flows from financing activities
Repayment of long-term debt	(2,541,877)	(3,034,580)	(81,704)	(4,059,799)
Change in short-term debt	465,262	(399,307)	(115,490)	(1,785,662)
Capital contributions from parent	21,000	10,500	10,500	21,929
Dividends	-	(45,000)	-	-
Net cash used for financing activities	(2,055,615)	(3,468,387)	(186,694)	(5,823,532)

Increase (decrease) in cash and cash equivalents	312,764	(751,809)	1,544	(160,216)
Cash and cash equivalents at beginning of period	194,335	946,144	944,600	1,104,816
Cash and cash equivalents at end of period	$507,099	$194,335	$946,144	$944,600

See Notes to Condensed Financial Statements.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Notes to Condensed Financial Statements

December 31, 2012

1.  Accounting Policies

SLFC records its investments in subsidiaries at cost plus the equity in (overdistributed) undistributed net income of subsidiaries since the date of incorporation or, if purchased, the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with SLFC’s consolidated financial statements.

2.  Receivable from Subsidiaries

SLFC provides funding to most of its finance subsidiaries for lending activities. SLFC charges these subsidiaries for this funding based on its interest rate plus a spread.

3.  Long-term Debt

Principal maturities of long-term debt for the five years after December 31, 2012 were as follows:  2013, $1.5 billion; 2014, $358.0 million; 2015, $797.7 million; 2016, $375.0 million; and 2017, $3.3 billion.

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

SLFC guarantees the bank borrowings of CommoLoCo, Inc., SLFC’s consumer financial services subsidiary that conducts business in Puerto Rico and the U.S. Virgin Islands. SLFC would be required to repay this debt if CommoLoCo, Inc.’s cash flows from operations and new debt issuances become inadequate. At December 31, 2012 and 2011, CommoLoCo, Inc. had no bank borrowings outstanding.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2013.

SPRINGLEAF FINANCE CORPORATION

By:	/s/	Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
(Senior Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2013.

/s/	Jay N. Levine	/s/	Douglas L. Jacobs
	Jay N. Levine		Douglas L. Jacobs
(President, Chief Executive Officer, and		(Director)
Director - Principal Executive Officer)

		/s/	Anahaita N. Kotval
/s/	Minchung (Macrina) Kgil		Anahaita N. Kotval
	Minchung (Macrina) Kgil	(Director)
(Senior Vice President and Chief Financial Officer – Principal Financial Officer)
		/s/	Randal A. Nardone
Randal A. Nardone
/s/	William E. Kandel	(Director)
William E. Kandel
(Vice President and Assistant Secretary – Principal Accounting Officer)		/s/	Peter M. Smith
Peter M. Smith
(Director)
/s/	Wesley R. Edens
Wesley R. Edens
(Chairman of the Board and Director)

/s/	Roy A. Guthrie
Roy A. Guthrie
(Director)

Exhibit Index

Exhibit

Number

(3) a.

Amended and Restated Articles of Incorporation of Springleaf Finance Corporation (formerly American General Finance Corporation), as amended to date. Incorporated by reference to Exhibit (3)a. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

b.

Amended and Restated By-laws of Springleaf Finance Corporation, as amended to date. Incorporated by reference to Exhibit (3)b. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

(10)

Form of Indemnification Agreement between Springleaf Finance, Inc. and each of its directors dated as of November 30, 2010. Incorporated by reference to Exhibit (10.1) to our Current Report on Form 8-K dated December 2, 2010.

(10.1)*

Springleaf Finance, Inc. Executive Severance Plan dated as of November 30, 2010. Incorporated by reference to Exhibit (10.15) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(10.2)*	Springleaf Finance, Inc. Excess Retirement Income Plan dated as of January 1, 2011. Incorporated by reference to Exhibit (10.1) to our Current Report on Form 8-K dated December 3, 2010.

(10.3)

Amended and Restated Credit Agreement, dated as of May 10, 2011, among Springleaf Financial Funding Company; Springleaf Finance Corporation; the Subsidiary Guarantors party thereto; Bank of America, N.A.; Other Lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated; JPMorgan Chase Bank, N.A.; and J.P. Morgan Securities LLC. Incorporated by reference to Exhibit (10.1) to our Current Report on Form 8-K dated May 6, 2011.

Exhibit Index (Continued)

Exhibit

Number

(10.4)*	Employment Letter, dated October 1, 2012, for Minchung (Macrina) Kgil.

(10.5)*	Amendment to Springleaf Finance, Inc. Excess Retirement Income Plan effective as of December 19, 2012.

(12)	Computation of ratio of earnings to fixed charges

(21)	Subsidiaries of Springleaf Finance Corporation

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of Springleaf Finance Corporation

(32)	Section 1350 Certifications

(101)**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule I – Condensed Financial Information of Registrant.

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