Form 10-Q
period 2013-03-31
SPRINGLEAF FINANCE CORP
filed 2013-05-13
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from	to

Commission file number 1-06155 SPRINGLEAF FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)

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

Yes ☐      No ☑

At May 13, 2013, there were 10,160,017 shares of the registrant’s common stock, $.50 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(dollars in thousands)	2013	2012

Assets

Cash and cash equivalents	$1,608,702	$1,357,212
Investment securities	639,690	669,170
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $650.4 million in 2013)	2,648,161	2,649,732
Retail sales finance	170,921	208,357
Real estate loans (includes loans of consolidated VIEs of $3.9 billion in 2013 and $4.0 billion in 2012)	8,608,384	8,838,638
Net finance receivables	11,427,466	11,696,727
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $24.9 million in 2013 and $14.7 million in 2012)	(209,745)	(180,136)
Net finance receivables, less allowance for finance receivable losses	11,217,721	11,516,591
Note receivable from parent	537,989	537,989
Restricted cash (includes restricted cash of consolidated VIEs of $168.8 million in 2013 and $104.9 million in 2012)	178,786	113,703
Other assets	420,621	460,106

Total assets	$14,603,509	$14,654,771

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $3.4 billion in 2013 and $3.0 billion in 2012)	$12,387,034	$12,454,316
Insurance claims and policyholder liabilities	361,950	365,238
Deferred and accrued taxes	293,484	303,845
Other liabilities	292,803	268,179
Total liabilities	13,335,271	13,391,578

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	266,519	256,012
Accumulated other comprehensive income	31,559	29,606
Retained earnings	965,080	972,495
Total shareholder’s equity	1,268,238	1,263,193

Total liabilities and shareholder’s equity	$14,603,509	$14,654,771

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Interest income:
Finance charges	$409,797	$441,175
Finance receivables held for sale originated as held for investment	-	913
Total interest income	409,797	442,088

Interest expense	227,101	280,580

Net interest income	182,696	161,508

Provision for finance receivable losses	96,085	67,182

Net interest income after provision for finance receivable losses	86,611	94,326

Other revenues:
Insurance	32,900	29,549
Investment	7,880	9,059
Other	5,262	(16,877)
Total other revenues	46,042	21,731

Other expenses:
Operating expenses:
Salaries and benefits	77,898	88,244
Other operating expenses	48,962	65,724
Restructuring expenses	-	21,586
Insurance losses and loss adjustment expenses	14,754	12,534
Total other expenses	141,614	188,088

Loss before benefit from income taxes	(8,961)	(72,031)

Benefit from income taxes	(1,546)	(24,067)

Net loss	$(7,415)	$(47,964)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Net loss	$(7,415)	$(47,964)

Other comprehensive income:
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	(23)	178
All other investment securities	(94)	8,341
Cash flow hedges	-	15,750
Retirement plan liabilities adjustments	-	20,937
Foreign currency translation adjustments	2,114	3,392

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than-temporary impairments were taken	8	(62)
All other investment securities	33	(2,920)
Cash flow hedges	-	(5,513)
Retirement plan liabilities adjustments	-	(7,328)
Other comprehensive income, net of tax, before reclassification adjustments	2,038	32,775

Reclassification adjustments included in net loss:
Net realized (gains) losses on investment securities	29	(170)
Cash flow hedges	(160)	(20,005)

Income tax effect:
Net realized gains (losses) on investment securities	(10)	60
Cash flow hedges	56	7,002
Reclassification adjustments included in net loss, net of tax	(85)	(13,113)
Other comprehensive income, net of tax	1,953	19,662

Comprehensive loss	$(5,462)	$(28,302)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Shareholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2013	$5,080	$256,012	$29,606	$972,495	$1,263,193
Capital contributions from parent and other	-	10,507	-	-	10,507
Change in net unrealized gains (losses):
Investment securities	-	-	(57)	-	(57)
Cash flow hedges	-	-	(104)	-	(104)
Foreign currency translation adjustments	-	-	2,114	-	2,114
Net loss	-	-	-	(7,415)	(7,415)
Balance, March 31, 2013	$5,080	$266,519	$31,559	$965,080	$1,268,238

Balance, January 1, 2012	$5,080	$236,076	$(25,538)	$1,193,181	$1,408,799
Capital contributions from parent and other	-	9,440	-	-	9,440
Change in net unrealized gains (losses):
Investment securities	-	-	5,427	-	5,427
Cash flow hedges	-	-	(2,766)	-	(2,766)
Retirement plan liabilities adjustments	-	-	13,609	-	13,609
Foreign currency translation adjustments	-	-	3,392	-	3,392
Net loss	-	-	-	(47,964)	(47,964)
Balance, March 31, 2012	$5,080	$245,516	$(5,876)	$1,145,217	$1,389,937

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Cash flows from operating activities
Net loss	$(7,415)	$(47,964)
Reconciling adjustments:
Provision for finance receivable losses	96,085	67,182
Depreciation and amortization	17,185	47,265
Deferral of finance receivable origination costs	(12,006)	(9,440)
Deferred income tax benefit	(32,408)	(39,592)
Writedowns and net loss on sales of real estate owned	935	18,683
Writedowns on assets resulting from restructuring	-	4,994
Mark to market provision and net loss on sales of finance receivables held for sale originated as held for investment	-	1,950
Net realized losses (gains) on investment securities	29	(170)
Change in other assets and other liabilities	40,140	88,480
Change in insurance claims and policyholder liabilities	(3,288)	(5,681)
Change in taxes receivable and payable	29,650	14,866
Change in accrued finance charges	4,722	488
Change in restricted cash	(1,177)	212
Other, net	304	1,256
Net cash provided by operating activities	132,756	142,529

Cash flows from investing activities
Finance receivables originated or purchased	(430,617)	(368,553)
Principal collections on finance receivables	652,792	717,513
Sales and principal collections on finance receivables held for sale originated as held for investment	-	44,561
Investment securities purchased	(20,411)	(4,440)
Investment securities called, sold, and matured	48,401	19,749
Change in notes receivable from parent and affiliate	(30,750)	-
Change in restricted cash	(63,926)	3,993
Proceeds from sale of real estate owned	35,573	53,206
Other, net	(546)	(2,613)
Net cash provided by investing activities	190,516	463,416

Cash flows from financing activities
Proceeds from issuance of long-term debt	567,542	272,684
Debt commissions on issuance of long-term debt	(2,975)	-
Repayment of long-term debt	(645,149)	(132,400)
Capital contributions from parent	10,500	10,500
Net cash provided by (used for) financing activities	(70,082)	150,784

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Effect of exchange rate changes	(1,700)	1

Increase in cash and cash equivalents	251,490	756,730
Cash and cash equivalents at beginning of period	1,357,212	477,469
Cash and cash equivalents at end of period	$1,608,702	$1,234,199

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$24,895	$50,412
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	-	80,108

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

1. Business and Summary of Significant Accounting Policies

Springleaf Finance Corporation (SLFC or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, us, or our) is a wholly-owned subsidiary of Springleaf Finance, Inc. (SLFI). FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), indirectly owns an 80% economic interest in SLFI and American International Group, Inc. (AIG) indirectly owns a 20% economic interest in SLFI.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (U.S. GAAP). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SLFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results, and the out-of-period adjustment recorded in the first quarter of 2013 discussed in Note 13. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. To conform to the 2013 presentation, we reclassified certain items in the prior period. We have combined the branch real estate and centralized real estate data previously reported separately in the first quarter of 2012 due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio in the fourth quarter of 2012.

In addition, we have made certain corrections to prior period amounts reported in our previously issued quarterly and annual consolidated financial statements and related notes. These out-of-period adjustments related to: (1) our benefit from income taxes; (2) the allowance for finance receivable losses related to our securitized finance receivables; (3) the fair value of our net finance receivables, less allowance for finance receivable losses; and (4) the fair value disclosures of certain of our financial instruments. The out-of-period adjustment related to our benefit from income taxes is the only adjustment noted above that impacted the 2013 amounts reported on our condensed consolidated financial statements in this report. See Note 13 for further information on this out-of period adjustment, which decreased benefit from income taxes by $1.2 million for the three months ended March 31, 2013. The out-of-period adjustment related to our securitized finance receivables did not impact the allowance for finance receivable losses at December 31, 2012, but only affected the parenthetical disclosure of the allowance of consolidated variable interest entities (VIEs) as of December 31, 2012 on our condensed consolidated balance sheet and the related VIE disclosures in Notes 4 and 10. Similarly, the out-of-period adjustments related to the fair value of our net finance receivables, less allowance for finance receivable losses and the fair value disclosures of certain financial instruments only affected the related fair value amounts disclosed in Note 18. After evaluating the quantitative and qualitative aspects of these corrections (individually and in aggregate), management has determined that our previously issued consolidated interim and annual financial statements were not materially misstated and that the out-of-period adjustments are immaterial to our estimated full year results.

Due to the significance of the ownership interest acquired by FCFI (the FCFI Transaction), the nature of the transaction, and at the direction of our acquirer, we applied push-down accounting to SLFC as an acquired business. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction, November 30, 2010, in accordance with business combination accounting standards (push-down accounting).

ACCOUNTING PRONOUNCEMENTS ADOPTED

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU), ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this ASU became effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments were applied retrospectively for all prior periods presented. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income or loss. The amendments require an entity to present (either on the face of the statement where net income is presented or in the notes) the effect of significant reclassifications out of accumulated other comprehensive income or loss on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this ASU became effective prospectively for the Company for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

2. Restructuring

As part of a strategic effort to streamline operations and reduce expenses, we initiated the following restructuring activities during the first half of 2012:

•                 ceased originating real estate loans nationwide and in the United Kingdom;

•                 ceased personal lending and retail sales financing in 14 states;

•                 consolidated certain branch operations in 26 states; and

•                 closed 231 branch offices (215 branch offices in the first quarter of 2012).

As a result of these initiatives, during the first half of 2012 we reduced our workforce in our branch operations, at our Evansville, Indiana headquarters, and operations in the United Kingdom by 820 employees (690 employees during the first quarter of 2012) and incurred a pretax charge of $23.5 million ($21.6 million in the first quarter of 2012).

Restructuring expenses and related asset impairment and other expenses by business segment were as follows:

(dollars in thousands)	Consumer Segment	Insurance Segment	Real Estate Segment	Other	Consolidated Total

Three Months Ended March 31, 2012

Restructuring expenses	$14,894	$201	$556	$5,935	$21,586

Changes in the restructuring liability were as follows:

(dollars in thousands)	Severance Expenses	Contract Termination Expenses	Asset Writedowns	Other Exit Expenses*	Total Restructuring Expenses

Three Months Ended
March 31, 2013

Balance at beginning of period	$56	$365	$-	$-	$421
Amounts paid	(48)	(152)	-	-	(200)
Balance at end of period	$8	$213	$-	$-	$221

Three Months Ended
March 31, 2012

Balance at beginning of period	$-	$-	$-	$-	$-
Amounts charged to expense	10,287	5,532	4,994	773	21,586
Amounts paid	(2,938)	(1,514)	-	(75)	(4,527)
Non-cash expenses	-	-	(4,994)	200	(4,794)
Balance at end of period	$7,349	$4,018	$-	$898	$12,265

*                  Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the FCFI Transaction.

We do not anticipate any additional future restructuring expenses to be incurred that can be reasonably estimated at March 31, 2013.

3. Finance Receivables

We have three finance receivable types as defined below:

•                 Personal loans - are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of 60 months, and are usually fixed-rate, fixed-term loans.

•                 Retail sales finance - includes retail sales contracts and revolving retail. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. In January 2013, we ceased purchasing retail sales contracts and revolving retail accounts.

•                 Real estate loans - are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. As of January 1, 2012, we ceased originating real estate loans.

Components of net finance receivables by type were as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Total

March 31, 2013

Gross receivables	$2,998,428	$189,804	$8,564,490	$11,752,722
Unearned finance charges and points and fees	(416,533)	(20,588)	(4,715)	(441,836)
Accrued finance charges	34,974	1,707	48,470	85,151
Deferred origination costs	31,292	-	332	31,624
Premiums, net of discounts	-	(2)	(193)	(195)
Total	$2,648,161	$170,921	$8,608,384	$11,427,466

December 31, 2012

Gross receivables	$2,984,423	$233,300	$8,793,664	$12,011,387
Unearned finance charges and points and fees	(402,828)	(27,087)	(5,910)	(435,825)
Accrued finance charges	36,937	2,148	50,666	89,751
Deferred origination costs	31,200	-	351	31,551
Premiums, net of discounts	-	(4)	(133)	(137)
Total	$2,649,732	$208,357	$8,838,638	$11,696,727

Included in the table above are personal loans totaling $650.4 million at March 31, 2013 and real estate loans totaling $3.9 billion at March 31, 2013 and $4.0 billion at December 31, 2012 associated with securitizations that remain on our balance sheet. The carrying amount of consolidated long-term debt associated with securitizations totaled $3.4 billion at March 31, 2013 and $3.0 billion at December 31, 2012. See Note 10 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $5.2 billion at March 31, 2013 and December 31, 2012, which have been pledged as collateral for SLFC’s secured term loan. In April 2013, certain real estate loans were released from the secured term loan collateral to back the notes associated with the 2013-1 securitization transaction. See Note 19 for further information on this subsequent event.

Unused credit lines extended to customers by the Company totaled $79.2 million at March 31, 2013 and $164.5 million at December 31, 2012. At March 31, 2013, unused credit lines of revolving retail were zero compared to $56.3 million at December 31, 2012 due to the cessation of purchases of revolving retail accounts effective January 16, 2013. Unused lines of credit on home equity lines of credit can be terminated for delinquency. Unused lines of credit can be suspended if one of the following occurs: the value of the real estate declines significantly below the property’s initial appraised value; we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; the borrower’s equity position falls significantly; or any other material default.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.6 million of revolving retail finance receivables that were more than 90 days past due at March 31, 2013, compared to $1.0 million at December 31, 2012. Our personal and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent.

Our delinquency by finance receivable type was as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Total

March 31, 2013

Net finance receivables:
60-89 days past due	$17,977	$1,373	$82,753	$102,103
90-119 days past due	13,674	1,021	59,751	74,446
120-149 days past due	12,679	792	50,583	64,054
150-179 days past due	9,398	462	47,980	57,840
180 days or more past due	2,920	231	382,353	385,504
Total delinquent finance receivables	56,648	3,879	623,420	683,947
Current	2,560,004	164,040	7,819,577	10,543,621
30-59 days past due	31,509	3,002	165,387	199,898
Total	$2,648,161	$170,921	$8,608,384	$11,427,466

December 31, 2012

Net finance receivables:
60-89 days past due	$21,683	$2,107	$99,472	$123,262
90-119 days past due	17,538	1,416	73,712	92,666
120-149 days past due	14,050	1,171	57,985	73,206
150-179 days past due	9,613	743	45,326	55,682
180 days or more past due	12,107	331	382,227	394,665
Total delinquent finance receivables	74,991	5,768	658,722	739,481
Current	2,534,960	197,392	7,983,413	10,715,765
30-59 days past due	39,781	5,197	196,503	241,481
Total	$2,649,732	$208,357	$8,838,638	$11,696,727

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Total

March 31, 2013

Performing	$2,609,490	$168,415	$8,067,717	$10,845,622
Nonperforming	38,671	2,506	540,667	581,844
Total	$2,648,161	$170,921	$8,608,384	$11,427,466

December 31, 2012

Performing	$2,596,424	$204,696	$8,279,388	$11,080,508
Nonperforming	53,308	3,661	559,250	616,219
Total	$2,649,732	$208,357	$8,838,638	$11,696,727

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

We include the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected. Information regarding these purchased credit impaired finance receivables was as follows:

	March 31,	December 31,
(dollars in thousands)	2013	2012

Carrying amount, net of allowance	$1,340,949	$1,373,792

Outstanding balance	$1,911,443	$1,957,260

Allowance for purchased credit impaired finance receivable losses	$29,145	$16,973

The allowance for purchased credit impaired finance receivable losses at March 31, 2013 and December 31, 2012 reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2013	2012

Balance at beginning of period	$624,879	$463,960
Accretion	(32,831)	(31,700)
Disposals	(7,128)	(5,989)
Balance at end of period	$584,920	$426,271

No finance receivables have been added to these pools subsequent to November 30, 2010.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding troubled debt restructured (TDR) finance receivables were as follows:

Real Estate
(dollars in thousands)	Loans

March 31, 2013

TDR gross finance receivables	$963,851
TDR net finance receivables	$967,900
Allowance for TDR finance receivable losses	$119,470

December 31, 2012

TDR gross finance receivables	$802,495
TDR net finance receivables	$806,420
Allowance for TDR finance receivable losses	$92,723

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Real Estate Loans

TDR average net receivables	$912,832	$323,392
TDR finance charges recognized	$14,642	$4,195

Information regarding the financial effects of the TDR finance receivables was as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Real Estate Loans

Number of TDR accounts	2,032	623
Pre-modification TDR net finance receivables	$163,616	$73,873
Post-modification TDR net finance receivables	$171,086	$72,834

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Real Estate Loans

Number of TDR accounts	216	161
TDR net finance receivables*	$17,978	$19,165

*                 Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

	Personal	Retail	Real	Consolidated
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Total

Three Months Ended
March 31, 2013

Balance at beginning of period	$66,580	$2,260	$111,296	$180,136
Provision for finance receivable losses	25,021	390	70,674	96,085
Charge-offs (a)	(42,769)	(3,327)	(34,231)	(80,327)
Recoveries	9,088	2,327	2,436	13,851
Balance at end of period	$57,920	$1,650	$150,175	$209,745

Three Months Ended
March 31, 2012

Balance at beginning of period	$39,522	$1,007	$31,471	$72,000
Provision for finance receivable losses	21,229	3,778	42,175	67,182
Charge-offs	(29,916)	(6,508)	(40,764)	(77,188)
Recoveries	9,073	3,030	2,346	14,449
Transfers to finance receivables held for sale (b)	(1,107)	(194)	-	(1,301)
Balance at end of period	$38,801	$1,113	$35,228	$75,142

(a)           Effective March 31, 2013, we charge off to the allowance for finance receivable losses personal loans that are 180 days past due. Previously, we charged off to the allowance for finance receivable losses personal loans on which payments received in the prior six months totaled less than 5% of the original loan amount. As a result of this change, we recorded $12.9 million of additional charge-offs in March 2013.

(b)          During the first quarter of 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $77.8 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Included in the table above is allowance for finance receivable losses associated with securitizations totaling $24.9 million at March 31, 2013 and $14.7 million at December 31, 2012. (The allowance for finance receivable losses related to our securitized finance receivables at December 31, 2012 was previously incorrectly understated by $4.7 million and has been revised to include the allowance for finance receivable losses on our securitized purchased credit impaired finance receivables.) See Note 10 for further discussion regarding our securitization transactions.

After the FCFI Transaction, the recorded investment or carrying amount of finance receivables includes the impact of push-down adjustments. The carrying amount charged off for non-credit impaired loans was $34.3 million for the three months ended March 31, 2013, compared to $53.8 million for the three months ended March 31, 2012.

The carrying amount charged off for purchased credit impaired loans was $9.9 million for the three months ended March 31, 2013, compared to $9.1 million for the three months ended March 31, 2012. These amounts represent additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Total

March 31, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$57,920	$1,650	$1,560	$61,130
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	-	-	29,145	29,145
Individually evaluated for impairment (TDR finance receivables)	-	-	119,470	119,470
Total	$57,920	$1,650	$150,175	$209,745

Finance receivables:
Collectively evaluated for impairment	$2,648,161	$170,921	$6,270,390	$9,089,472
Purchased credit impaired finance receivables	-	-	1,370,094	1,370,094
TDR finance receivables	-	-	967,900	967,900
Total	$2,648,161	$170,921	$8,608,384	$11,427,466

December 31, 2012

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$66,580	$2,260	$1,600	$70,440
Purchased credit impaired finance receivables	-	-	16,973	16,973
TDR finance receivables	-	-	92,723	92,723
Total	$66,580	$2,260	$111,296	$180,136

Finance receivables:
Collectively evaluated for impairment	$2,649,732	$208,357	$6,641,453	$9,499,542
Purchased credit impaired finance receivables	-	-	1,390,765	1,390,765
TDR finance receivables	-	-	806,420	806,420
Total	$2,649,732	$208,357	$8,838,638	$11,696,727

5. Finance Receivables Held for Sale

During the first quarter of 2013, we did not have any transfer activity between finance receivables held for investment to finance receivables held for sale.

During the first quarter of 2012, we transferred $77.8 million of finance receivables from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We marked these loans to the lower of cost or fair value at the time of transfer and subsequently recorded additional losses in other revenues at the time of sale resulting in net losses for the three months ended March 31, 2012 of $1.9 million. During the three months ended March 31, 2012, we sold finance receivables held for sale totaling $44.6 million.

We repurchased 15 loans for $2.3 million during the three months ended March 31, 2013, compared to one loan repurchased for $0.1 million during the three months ended March 31, 2012. In each period, we repurchased the loans because such loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At March 31, 2013, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2013	2012

Balance at beginning of period	$4,863	$1,648
Provision for recourse obligations	322	117
Recourse losses	(386)	-
Balance at end of period	$4,799	$1,765

6. Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2013

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$36,586	$2,253	$-	$38,839
Obligations of states, municipalities, and political subdivisions	125,172	4,630	(269)	129,533
Corporate debt	256,279	10,135	(1,035)	265,379
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (RMBS)	160,253	8,573	(271)	168,555
Commercial mortgage-backed securities (CMBS)	13,866	1,354	(9)	15,211
Collateralized debt obligations (CDO)/Asset-backed securities (ABS)	18,066	1,132	-	19,198
Total	610,222	28,077	(1,584)	636,715
Other long-term investments*	1,405	2	(67)	1,340
Common stocks	975	46	(17)	1,004
Total	$612,602	$28,125	$(1,668)	$639,059

December 31, 2012

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$33,955	$2,487	$-	$36,442
Obligations of states, municipalities, and political subdivisions	135,476	4,997	(249)	140,224
Corporate debt	278,555	10,514	(1,380)	287,689
Mortgage-backed, asset-backed, and collateralized:
RMBS	164,308	7,948	(47)	172,209
CMBS	11,964	1,152	(64)	13,052
CDO/ABS	15,358	1,214	(4)	16,568
Total	639,616	28,312	(1,744)	666,184
Other long-term investments*	1,404	-	(24)	1,380
Common stocks	974	30	(29)	975
Total	$641,994	$28,342	$(1,797)	$668,539

*                  Excludes interest in a limited partnership that we account for using the equity method ($0.6 million at March 31, 2013 and December 31, 2012).

As of March 31, 2013 and December 31, 2012, we had no investment securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2013

Bonds:
Obligations of states, municipalities, and political subdivisions	$-	$-	$3,764	$(269)	$3,764	$(269)
Corporate debt	32,482	(554)	25,807	(481)	58,289	(1,035)
RMBS	24,555	(270)	41	(1)	24,596	(271)
CMBS	730	(9)	-	-	730	(9)
CDO/ABS	2,900	-	-	-	2,900	-
Total	60,667	(833)	29,612	(751)	90,279	(1,584)
Other long-term investments	134	(67)	-	-	134	(67)
Common stocks	-	-	97	(17)	97	(17)
Total	$60,801	$(900)	$29,709	$(768)	$90,510	$(1,668)

December 31, 2012

Bonds:
Obligations of states, municipalities, and political subdivisions	$1,569	$(4)	$9,646	$(245)	$11,215	$(249)
Corporate debt	23,673	(510)	49,690	(870)	73,363	(1,380)
RMBS	29,101	(46)	46	(1)	29,147	(47)
CMBS	712	(31)	4,913	(33)	5,625	(64)
CDO/ABS	792	(4)	-	-	792	(4)
Total	55,847	(595)	64,295	(1,149)	120,142	(1,744)
Other long-term investments	178	(23)	8	(1)	186	(24)
Common stocks	-	-	85	(29)	85	(29)
Total	$56,025	$(618)	$64,388	$(1,179)	$120,413	$(1,797)

We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2013, we recognized other-than-temporary impairment credit loss write-downs to investment revenues on RMBS totaling $26,000.

Components of the other-than-temporary impairment charges on investment securities were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Total other-than-temporary impairment losses	$(26)	$(41)
Portion of loss recognized in accumulated other comprehensive loss	-	-
Net impairment losses recognized in net loss	$(26)	$(41)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2013	2012

Balance at beginning of period	$1,650	$3,725
Additions:
Due to other-than-temporary impairments:
Impairment not previously recognized	-	-
Impairment previously recognized	26	41
Reductions:
Realized due to sales with no prior intention to sell	-	-
Realized due to intention to sell	-	-
Accretion of credit impaired securities	-	-
Balance at end of period	$1,676	$3,766

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Fair value	$35,291	$15,183

Realized gains	$167	$161
Realized losses	(170)	(88)
Net realized gains (losses)	$(3)	$73

Contractual maturities of fixed-maturity investment securities at March 31, 2013 were as follows:

(dollars in thousands)	Fair	Amortized
March 31, 2013	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$34,264	$34,193
Due after 1 year through 5 years	178,894	172,278
Due after 5 years through 10 years	154,050	149,222
Due after 10 years	66,543	62,344
Mortgage-backed, asset-backed, and collateralized securities	202,964	192,185
Total	$636,715	$610,222

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

7. Transactions with Affiliates of Fortress or AIG

SECURED TERM LOAN

Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, is party to a six-year secured term loan pursuant to a credit agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. At March 31, 2013 and December 31, 2012, the outstanding principal amount of the secured term loan totaled $3.75 billion. Affiliates of Fortress and affiliates of AIG owned or managed lending positions in the syndicate of lenders totaling approximately $85.0 million at March 31, 2013 and December 31, 2012.

On April 11, 2013, Springleaf Financial Funding Company made a mandatory prepayment, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest) on the secured term loan. Immediately following the prepayment, the outstanding principal amount of the secured term loan was $3.035 billion. See Note 19 for further information on this prepayment.

SUBSERVICING AND REFINANCE AGREEMENTS

Nationstar Mortgage LLC (Nationstar) subservices the real estate loans of MorEquity, Inc. (MorEquity), a wholly-owned subsidiary of SLFC, and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Subservicing fees	$2,372	$2,617

Refinancing concessions	$253	$2,725

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (Logan Circle) provides investment management services for our investments. Logan Circle is a wholly-owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.3 million for the three months ended March 31, 2013.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $46.6 million at March 31, 2013 and $46.8 million at December 31, 2012.

DERIVATIVES

At March 31, 2013 and December 31, 2012, our derivative financial instrument was with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. In July 2012, SLFI posted $60.0 million of cash collateral with AIGFP as security for SLFC’s two remaining Euro swap positions with AIGFP and agreed to act as guarantor for the swap positions. In August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. Cash collateral with AIGFP totaled $40.0 million at March 31, 2013 and December 31, 2012.

8. Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SLFC’s note receivable from SLFI is payable in full on May 31, 2022, and SLFC may demand payment at any time prior to May 31, 2022; however, SLFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SLFI in 2013. The note receivable from SLFI totaled $538.0 million at March 31, 2013 and December 31, 2012. Interest receivable on this note totaled $1.5 million at March 31, 2013 and December 31, 2012. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on the note receivable from SLFI totaled $4.3 million for the three months ended March 31, 2013 and 2012.

Receivables from Parent and Affiliates

At March 31, 2013 and December 31, 2012, receivables from our parent and affiliates totaled $16.6 million and $16.2 million, respectively, primarily due to a receivable from Second Street Funding Corporation, a subsidiary of SLFI, for income taxes payable under current and prior tax sharing agreements, which were paid by SLFC. The receivables from our parent and affiliates also include interest receivable on SLFC’s note receivable from SLFI discussed above.

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

In December 2012, SLFSSC and SLFI amended the Reimbursement Agreement and the Fee Agreement to provide that the collateral could be applied toward the settlement and that SLFI would pay up to an additional $11.0 million toward the settlement on behalf of SLFSSC, subject to SLFSSC’s agreement to repay such amounts in full and to pay a fee equal to an annual rate of 8.00% of the average monthly amount paid by SLFI toward the settlement until fully repaid. Subsequently, SLFI paid an additional $5.8 million in December 2012, on SLFSSC’s behalf, to satisfy the remaining portion of the settlement. At December 31, 2012, the payable to SLFI totaled $30.8 million, and interest payable to SLFI totaled $0.1 million.

In February 2013, SLFI paid an additional $3.1 million, on SLFSSC’s behalf, towards the payment of unclaimed funds to South Carolina charities. In late March 2013, SLFSSC fully repaid SLFI for the cash collateral. During the three months ended March 31, 2013, SLFSSC paid SLFI $0.6 million of fees under the amended Fee Agreement.

CAPITAL CONTRIBUTIONS

On each of January 10, 2012 and January 11, 2013, SLFC received capital contributions from SLFI of $10.5 million to satisfy SLFC’s hybrid debt semi-annual interest payments due in January 2012 and 2013, respectively.

DERIVATIVES

As discussed in Note 7, SLFI posted $60.0 million of cash collateral with AIGFP as security for SLFC’s two remaining Euro swap positions with AIGFP in July 2012, and in August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. Fees payable to SLFI totaled $0.3 million at March 31, 2013 and December 31, 2012. During the three months ended March 31, 2013, SLFC paid SLFI $1.0 million of collateral and guarantee fees.

INTERCOMPANY AGREEMENTS

On December 24, 2012, Springleaf General Services Corporation (SGSC), a subsidiary of SLFI, entered into the following intercompany agreements with Springleaf Finance Management Corporation (SFMC), a subsidiary of SLFC, and with certain other subsidiaries of SLFI (collectively, the “Recipients”):

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. SFMC recorded $32.8 million of service fee expenses for the three months ended March 31, 2013, which are included in other operating expenses. Services fees payable to SGSC totaled $7.8 million at March 31, 2013 and $1.9 million at December 31, 2012.

License Agreement

The agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three months ended March 31, 2013, SFMC recorded $1.5 million of license fees as a contra expense to other operating expenses.

Building Lease

The agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $3.7 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three months ended March 31, 2013, SFMC recorded $1.0 million of rent charged to SGSC as a contra expense to other operating expenses.

9. Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at March 31, 2013 were as follows:

						Junior
		Medium	Euro	Secured		Subordinated
	Retail	Term	Denominated	Term		Debt
(dollars in thousands)	Notes	Notes	Note (a)	Loan (b) (c)	Securitizations	(Hybrid Debt)	Total

Interest rates (d)	4.95%-7.50%	5.40%-6.90%	4.13%	5.50%	1.57%-6.00%	6.00%

Second quarter 2013	$69,983	$469,020	$-	$-	$-	$-	$539,003
Third quarter 2013	36,441	-	-	-	-	-	36,441
Fourth quarter 2013	2,903	-	416,637	-	-	-	419,540
First quarter 2014	1,115	-	-	-	-	-	1,115
Remainder of 2014	356,861	-	-	-	-	-	356,861
2015	47,679	750,000	-	-	-	-	797,679
2016	-	375,000	-	-	-	-	375,000
2017	-	3,300,000	-	3,750,000	-	-	7,050,000
2018-2067	-	-	-	-	-	350,000	350,000
Securitizations (e)	-	-	-	-	3,371,344	-	3,371,344
Total principal maturities	$514,982	$4,894,020	$416,637	$3,750,000	$3,371,344	$350,000	$13,296,983

Total carrying amount	$480,516	$4,197,649	$394,575	$3,764,468	$3,378,274	$171,552	$12,387,034

(a)                 Euro denominated note includes a €323.4 million note, shown here at the U.S. dollar equivalent at time of issuance.

(b)                Our secured term loan is issued by wholly-owned Company subsidiaries and guaranteed by SLFC and the Subsidiary Guarantors.

(c)                 On April 11, 2013, Springleaf Financial Funding Company made a mandatory prepayment, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest) on the secured term loan. Immediately following the prepayment, the outstanding principal amount of the secured term loan was $3.035 billion. See Note 19 for further information on this prepayment.

(d)                The interest rates shown are the range of contractual rates in effect at March 31, 2013, which exclude the effect of the associated derivative instrument used in hedge accounting relationships, if applicable.

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

10. Variable Interest Entities

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

The asset-backed securities are backed by the expected cash flows from securitized finance receivables. Cash inflows from these finance receivables are distributed to investors and service providers in accordance with each transaction’s contractual priority of payments (waterfall) and, as such, most of these inflows must be directed first to service and repay each trust’s senior notes or certificates held principally by third-party investors. After these senior obligations are extinguished, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in each trust. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default.

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	March 31,	December 31,
(dollars in thousands)	2013	2012

Assets
Finance receivables	$4,510,653	$3,977,412
Allowance for finance receivable losses*	24,918	14,690
Restricted cash	168,780	104,853

Liabilities
Long-term debt	$3,378,274	$2,978,338

*                       At December 31, 2012, the allowance for finance receivable losses related to our securitized finance receivables in the table above was previously incorrectly understated by $4.7 million and has been revised to include the allowance for finance receivable losses on our securitized purchased credit impaired finance receivables.

2013 Securitization Transaction

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

VIE Interest Expense

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs for the three months ended March 31, 2013 and 2012 totaled $40.6 million and $20.7 million, respectively.

UNCONSOLIDATED VIE

We have established a VIE that holds the junior subordinated debt. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at March 31, 2013 or December 31, 2012.

11. Derivative Financial Instruments

SLFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures to interest rate and currency risks in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. At March 31, 2013, SLFC’s remaining derivative financial instrument (included in other assets) consisted of a cross currency interest rate swap agreement that matures in November 2013.

While SLFC’s cross currency interest rate swap agreement mitigates economic exposure of related debt, it does not currently qualify as a cash flow or fair value hedge under U.S. GAAP.

The fair value of our remaining derivative instrument presented on a gross basis was as follows:

	March 31, 2013			December 31, 2012
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Non-Designated Hedging Instruments
Cross currency interest rate	$416,636	$14,049	$-	$416,636	$26,699	$-

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss, reclassified from accumulated other comprehensive income or loss into other revenues (effective portion) and interest expense (effective portion), and recognized in other revenues (ineffective portion) were as follows:

		From AOCI(L) (a) to			Recognized
		Other	Interest		in Other
(dollars in thousands)	AOCI(L)	Revenues	Expense	Earnings (b)	Revenues

Three Months Ended
March 31, 2013

Cross currency interest rate	$-	$-	$160	$160	$-

Three Months Ended
March 31, 2012

Cross currency interest rate	$15,750	$19,850	$155	$20,005	$52

(a)           Accumulated other comprehensive income (loss).

(b)          Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues and to interest expense for cash flow hedges as disclosed on our condensed consolidated statement of comprehensive loss.

We elected to discontinue hedge accounting prospectively on one of our cash flow hedges as of May 2012 and terminated this cross currency interest rate swap agreement in August 2012. We continued to report the gain related to the discontinued and terminated cash flow hedge in accumulated other comprehensive loss. During the three months ended March 31, 2013, we reclassified the remaining $0.2 million of deferred net gain on cash flow hedges from accumulated other comprehensive income or loss to earnings.

The amounts recognized in other revenues for non-designated hedging instruments were as follows:

(dollars in thousands)	Non-Designated Hedging Instruments

Three Months Ended March 31, 2013

Cross currency interest rate	$4,159

Three Months Ended March 31, 2012

Cross currency interest rate	$(3,440)

Derivative adjustments included in other revenues consisted of the following:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Mark to market gains (losses)	$(16,875)	$13,263
Net interest income	3,598	5,686
Credit valuation adjustment gains (losses)	40	(2,539)
Ineffectiveness gains	-	52
Total	$(13,237)	$16,462

SLFC is exposed to credit risk if counterparties to its swap agreement do not perform. SLFC regularly monitors counterparty credit ratings throughout the term of the agreement. SLFC’s exposure to market risk is limited to changes in the value of its swap agreement offset by changes in the value of the hedged debt.

12. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

					Total
					Accumulated
	Unrealized	Unrealized	Retirement	Foreign	Other
	Gains (Losses)	Gains (Losses)	Plan	Currency	Comprehensive
	Investment	Cash Flow	Liabilities	Translation	Income
(dollars in thousands)	Securities	Hedges	Adjustments	Adjustments	(Loss)

Three Months Ended March 31, 2013

Balance at beginning of period	$17,255	$104	$8,120	$4,127	$29,606
Other comprehensive income (loss) before reclassifications	(76)	-	-	2,114	2,038
Reclassification adjustments from accumulated other comprehensive income	19	(104)	-		(85)
Balance at end of period	$17,198	$-	$8,120	$6,241	$31,559

Three Months Ended March 31, 2012

Balance at beginning of period	$5,213	$4,318	$(35,221)	$152	$(25,538)
Other comprehensive income before reclassifications	5,537	10,237	13,609	3,392	32,775
Reclassification adjustments from accumulated other comprehensive income	(110)	(13,003)	-	-	(13,113)
Balance at end of period	$10,640	$1,552	$(21,612)	$3,544	$(5,876)

Reclassification adjustments from accumulated other comprehensive income to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Unrealized gains (losses) on investment securites:
Reclassification from accumulated other comprehensive income to investment revenues, before taxes	$(29)	$170
Income tax effect	10	(60)
Reclassification from accumulated other comprehensive income to investment revenues, net of taxes	(19)	110

Unrealized gains (losses) on cash flow hedges:
Reclassification from accumulated other comprehensive income to interest expense, before taxes	160	155
Reclassification from accumulated other comprehensive income to other revenues, before taxes	-	19,850
Income tax effect	(56)	(7,002)
Reclassification from accumulated other comprehensive income to interest expense and other revenues, net of taxes	104	13,003
Total	$85	$13,113

13. Income Taxes

At March 31, 2013, we had a net deferred tax liability of $266.7 million, compared to $298.9 million at December 31, 2012. The decrease in the net deferred tax liability was primarily due to an improvement in the fair value of our finance receivables, which are marked to market value for tax basis. We had a partial valuation allowance on our state deferred tax assets, net of a deferred federal tax benefit of $21.4 million at March 31, 2013, compared to $19.7 million at December 31, 2012. The increase in the valuation allowance reflected net losses recorded by our legal entities that file separate state income tax returns. We also had a valuation allowance against our United Kingdom operations of $19.8 million at March 31, 2013 and $19.6 million at December 31, 2012.

The effective tax rate for the three months ended March 31, 2013 was 17.3%. The effective tax rate differed from the statutory rate primarily due to the impact of recording a partial valuation allowance related to our foreign and state operations and an out-of-period adjustment. The out-of-period adjustment accounted for a 14.8% decrease in the effective tax rate, or a net decrease in benefit from income taxes of $1.2 million for the three months ended March 31, 2013 ($19.5 million increase in current income tax expense and $18.3 million increase in deferred benefit from income taxes). This adjustment, although temporary in nature, had an impact on the state tax expense since the adjustment impacted various states that have net operating losses and valuation allowances. The out-of-period adjustment related to the correction of the fair value estimate of our non-securitized net finance receivables at December 31, 2012. The fair value of our total net finance receivables, less allowance for finance receivable losses at December 31, 2012 has been revised in Note 18.

14. Contingencies

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

PAYMENT PROTECTION INSURANCE

Ocean Finance and Mortgages Limited (Ocean) provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (PPI) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (FSA) guidelines on the treatment of PPI complaints. In addition, the FSA issued a guidance consultation paper in March 2012 on the payment protection insurance customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate. The total reserves related to the estimated PPI claims were $49.1 million at March 31, 2013 and $62.7 million at December 31, 2012. In 2012, our professional indemnity insurance claim was disputed, and in the fourth quarter of 2012, we reversed this claim based upon our assessment that the probability of the recovery of the claim no longer met the probability standard for recognition.

15. Risks and Uncertainties Related to Liquidity and Capital Resources

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

•                 our inability to grow our personal loan portfolio with adequate profitability to fund operations, loan losses, and other expenses;

•                 our inability to monetize assets including, but not limited to, our access to debt and securitization markets and our note receivable from parent;

•                 the effect of federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) (which, among other things, established the Consumer Financial Protection Bureau (the Bureau) with broad authority to regulate and examine financial institutions), on our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

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

At March 31, 2013, we had $1.6 billion of cash and cash equivalents and during the three months ended March 31, 2013 we generated a net loss of $7.4 million and net cash inflow from operating and investing activities of $323.3 million. At March 31, 2013, our remaining principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $1.5 billion. As of March 31, 2013, we had unpaid principal balances of $1.2 billion of unencumbered personal loans and $567.9 million of unencumbered real estate loans. In addition, SLFC may demand payment of some or all of its note receivable from SLFI ($538.0 million outstanding at March 31, 2013); however, SLFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SLFI in 2013.

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

16. Benefit Plans

Effective December 31, 2012, the Springleaf Financial Services Retirement Plan (the Retirement Plan) and the CommoLoCo Retirement Plan (a defined benefit pension plan for our employees in Puerto Rico) were frozen. Consistent with other companies in the market, management has shifted its retirement focus away from these retirement plans and towards our 401(k) plan, in which most of our employees are eligible to participate. Our employees will not lose any vested benefits in the Retirement Plan or the CommoLoCo Retirement Plan that accrued prior to January 1, 2013.

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension		Postretirement
Three Months Ended March 31,	2013	2012	2013	2012

Components of net periodic benefit cost:
Service cost	$-	$4,397	$81	$81
Interest cost	3,590	4,764	64	72
Expected return on assets	(3,874)	(5,212)	-	-
Amortization of net loss	12	249	-	-
Curtailment gain	-	-	-	(110)
Net periodic benefit cost	$(272)	$4,198	$145	$43

17. Segment Information

During the fourth quarter of 2012, we redefined our segments to coincide with how our businesses are managed. Effective December 31, 2012, our three business segments include: consumer, insurance, and real estate. These business segments evolved primarily from management’s redefined business strategy, including its decision to cease real estate lending effective January 1, 2012 and to shift its focus to personal loan products which we believe have significant prospects for growth and business development due to the strong demand in our target market of nonprime borrowers. Throughout 2012, management continued to refine our business strategy and operating footprint and the reporting tools necessary to manage the Company under the new segments, which ultimately led to our new segment reporting.

A description of each of our three business segments follows:

•                 Consumer Business Segment - We originate and service personal loans (secured and unsecured) in 26 states, which are our core operating states. To supplement our lending activities, we may purchase finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

•                 Insurance Business Segment - We write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the consumer and real estate business segments offer to its customers. We also offer non-credit insurance and ancillary products.

•                 Real Estate Business Segment - We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices are either serviced by our branch personnel or centrally serviced at our Evansville, Indiana location or other specialized servicing centers. Real estate loans previously acquired or originated through centralized distribution channels are serviced by MorEquity, a wholly-owned subsidiary of SLFC, all of which are subserviced by Nationstar, except for certain securitized real estate loans, which are serviced and subserviced by third parties. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. As a result of the cessation of real estate lending effective January 1, 2012, all of our real estate loans are in a liquidating status.

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

The following tables present information about the Company’s segments as well as reconciliations to the condensed consolidated financial statement amounts. Due to the changes in the composition of our previously reported business segments, we have restated the corresponding segment information for the prior period.

					Total
					Historical	Push-down
	Consumer	Insurance	Real Estate		Accounting	Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Basis	Adjustments	Total

At or for the Three Months Ended March 31, 2013

Interest income:
Finance charges	$160,483	$-	$184,956	$15,344	$360,783	$49,014	$409,797
Interest expense	36,951	-	150,790	4,860	192,601	34,500	227,101
Net interest income	123,532	-	34,166	10,484	168,182	14,514	182,696
Provision for finance receivable losses	19,961	-	76,883	993	97,837	(1,752)	96,085
Net interest income after provision for finance receivable losses	103,571	-	(42,717)	9,491	70,345	16,266	86,611
Other revenues:
Insurance	-	32,892	-	20	32,912	(12)	32,900
Investment	-	9,292	-	-	9,292	(1,412)	7,880
Intersegment - insurance commissions	10,676	(10,669)	28	(35)	-	-	-
Other	423	1,793	(1,100)	4,427	5,543	(281)	5,262
Total other revenues	11,099	33,308	(1,072)	4,412	47,747	(1,705)	46,042
Other expenses:
Operating expenses:
Salaries and benefits	61,214	1,764	6,497	8,476	77,951	(53)	77,898
Other operating expenses	29,145	2,340	14,729	1,592	47,806	1,156	48,962
Insurance losses and loss adjustment expenses	-	14,968	-	-	14,968	(214)	14,754
Total other expenses	90,359	19,072	21,226	10,068	140,725	889	141,614
Income (loss) before provision for (benefit from) income taxes	$24,311	$14,236	$(65,015)	$3,835	$(22,633)	$13,672	$(8,961)

Assets	$2,579,848	$1,013,908	$9,365,246	$2,380,616	$15,339,618	$(736,109)	$14,603,509

					Total
					Historical	Push-down
	Consumer	Insurance	Real Estate		Accounting	Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Basis	Adjustments	Total

At or for the Three Months Ended March 31, 2012

Interest income:
Finance charges	$139,428	$-	$213,605	$33,157	$386,190	$54,985	$441,175
Finance receivables held for sale originated as held for investment	-	-	913	-	913	-	913
Total interest income	139,428	-	214,518	33,157	387,103	54,985	442,088
Interest expense	32,490	-	171,964	10,792	215,246	65,334	280,580
Net interest income	106,938	-	42,554	22,365	171,857	(10,349)	161,508
Provision for finance receivable losses	15,044	-	65,444	1,803	82,291	(15,109)	67,182
Net interest income after provision for finance receivable losses	91,894	-	(22,890)	20,562	89,566	4,760	94,326
Other revenues:
Insurance	-	29,558	-	32	29,590	(41)	29,549
Investment	-	11,081	-	-	11,081	(2,022)	9,059
Intersegment - insurance commissions	7,409	(7,731)	15	307	-	-	-
Other	295	551	(24,370)	5,240	(18,284)	1,407	(16,877)
Total other revenues	7,704	33,459	(24,355)	5,579	22,387	(656)	21,731
Other expenses:
Operating expenses:
Salaries and benefits	65,998	2,837	7,971	11,575	88,381	(137)	88,244
Other operating expenses	27,661	2,783	22,990	10,095	63,529	2,195	65,724
Restructuring expenses	14,894	201	556	5,935	21,586	-	21,586
Insurance losses and loss adjustment expenses	-	12,854	-	-	12,854	(320)	12,534
Total other expenses	108,553	18,675	31,517	27,605	186,350	1,738	188,088

Income (loss) before provision for (benefit from) income taxes	$(8,955)	$14,784	$(78,762)	$(1,464)	$(74,397)	$2,366	$(72,031)

Assets	$2,516,557	$1,068,623	$10,394,150	$2,362,028	$16,341,358	$(720,970)	$15,620,388

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total	Total
				Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

March 31, 2013

Assets
Cash and cash equivalents	$1,608,702	$-	$-	$1,608,702	$1,608,702
Investment securities	284	609,599	29,807	639,690	639,690
Net finance receivables, less allowance for finance receivable losses	-	-	11,331,671	11,331,671	11,217,721
Note receivable from parent	-	537,989	-	537,989	537,989
Restricted cash	178,786	-	-	178,786	178,786
Other assets:
Commercial mortgage loans	-	-	100,125	100,125	109,566
Cross currency interest rate derivatives	-	14,049	-	14,049	14,049
Escrow advance receivable	-	-	18,140	18,140	18,140
Receivable from parent and affiliates	-	16,561	-	16,561	16,561

Liabilities
Long-term debt	$-	$13,380,346	$-	$13,380,346	$12,387,034

December 31, 2012

Assets
Cash and cash equivalents	$1,357,212	$-	$-	$1,357,212	$1,357,212
Investment securities	255	639,148	29,767	669,170	669,170
Net finance receivables, less allowance for finance receivable losses (a)	-	-	11,608,720	11,608,720	11,516,591
Note receivable from parent	-	537,989	-	537,989	537,989
Restricted cash (b)	113,703	-	-	113,703	113,703
Other assets:
Commercial mortgage loans	-	-	99,933	99,933	110,398
Cross currency interest rate derivatives	-	26,699	-	26,699	26,699
Escrow advance receivable (b)	-	-	18,520	18,520	18,520
Receivable from parent and affiliates (b)	-	16,196	-	16,196	16,196

Liabilities
Long-term debt	$-	$12,912,712	$-	$12,912,712	$12,454,316
Payable to affiliate	-	30,750	-	30,750	30,750

(a)   At December 31, 2012, the fair value of our net finance receivables, less allowance for finance receivable losses in the table above was previously incorrectly understated by $177.0 million and has been corrected.

(b)   At December 31, 2012, restricted cash, escrow advance receivable, and receivable from parent and affiliates as presented in the table above were previously incorrectly excluded and have been added to the table above.

FAIR VALUE MEASUREMENTS – RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

March 31, 2013

Assets
Cash and cash equivalents in mutual funds	$1,113,743	$-	$-	$1,113,743
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	38,839	-	38,839
Obligations of states, municipalities, and political subdivisions	-	129,533	-	129,533
Corporate debt	-	251,502	13,877	265,379
RMBS	-	168,490	65	168,555
CMBS	-	15,209	2	15,211
CDO/ABS	-	6,026	13,172	19,198
Total	-	609,599	27,116	636,715
Other long-term investments (a)	-	-	1,340	1,340
Common stocks (b)	284	-	-	284
Total investment securities	284	609,599	28,456	638,339
Restricted cash in mutual funds	150,448	-	-	150,448
Other assets - cross currency interest rate derivatives	-	14,049	-	14,049
Total	$1,264,475	$623,648	$28,456	$1,916,579

December 31, 2012

Assets
Cash and cash equivalents in mutual funds (c)	$630,227	$-	$-	$630,227
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	36,442	-	36,442
Obligations of states, municipalities, and political subdivisions	-	140,224	-	140,224
Corporate debt	-	274,272	13,417	287,689
RMBS	-	172,135	74	172,209
CMBS	-	12,899	153	13,052
CDO/ABS	-	3,176	13,392	16,568
Total	-	639,148	27,036	666,184
Other long-term investments (a)	-	-	1,380	1,380
Common stocks (b)	255	-	-	255
Total investment securities	255	639,148	28,416	667,819
Restricted cash in mutual funds (d)	93,781	-	-	93,781
Other assets - cross currency interest rate derivatives	-	26,699	-	26,699

Total	$724,263	$665,847	$28,416	$1,418,526

(a)           Other long-term investments excludes our interest in a limited partnership of $0.6 million at March 31, 2013 and December 31, 2012 that we account for using the equity method.

(b)          Common stocks excludes stocks not carried at fair value of $0.7 million at March 31, 2013 and December 31, 2012.

(c)           At December 31, 2012, cash and cash equivalents in mutual funds measured at fair value on a recurring basis as presented in the table above, previously incorrectly excluded mutual funds of $565.3 million that were utilized for our daily liquidity needs and for principal and interest payments on our long-term debt.  The cash and cash equivalents in mutual funds at December 31, 2012 has been added to the table above.

(d)          At December 31, 2012, restricted cash in mutual funds measured at fair value on a recurring basis as presented in the table above were previously incorrectly excluded.  Restricted cash in mutual funds at December 31, 2012 have been added to the table above.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Three Months Ended
March 31, 2013

Investment securities:
Bonds:
Corporate debt	$13,417	$(169)	$510	$119	$-	$-	$13,877
RMBS	74	(34)	25	-	-	-	65
CMBS	153	(8)	6	(149)	-	-	2
CDO/ABS	13,392	111	(109)	(222)	-	-	13,172
Total	27,036	(100)	432	(252)	-	-	27,116
Other long-term investments (b)	1,380	-	(40)	-	-	-	1,340
Total investment securities	$28,416	$(100)	$392	$(252)	$-	$-	$28,456

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended March 31, 2013.

(b)         Other long-term investments excludes our interest in a limited partnership of $0.6 million at March 31, 2013 that we account for using the equity method.

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

Three Months Ended
March 31, 2012

Investment securities:
Bonds:
Corporate debt	$2,800	$3	$184	$(2,987)	$-	$-	$-
RMBS	1,914	(4)	(7)	(55)	-	-	1,848
CMBS	7,944	(4)	601	(174)	-	-	8,367
CDO/ABS	8,916	38	762	(104)	-	-	9,612
Total	21,574	33	1,540	(3,320)	-	-	19,827
Other long-term investments (b)	4,127	-	295	(936)	-	-	3,486
Common stocks	3	(5)	2	-	-	-	-
Total investment securities	$25,704	$28	$1,837	$(4,256)	$-	$-	$23,313

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended March 31, 2012.

(b)          Other long-term investments excludes our interest in a limited partnership of $1.4 million at March 31, 2012 that we account for using the equity method.

There were no unrealized gains or losses recognized in earnings on instruments held at March 31, 2013 or 2012.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at March 31, 2013 and December 31, 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2013	December 31, 2012
Corporate debt	Discounted cash flows	Yield	2.67% - 7.35% (4.38%)	2.74% - 7.35% (4.45%)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A*	N/A*

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2013

Assets
Real estate owned	$-	$-	$82,803	$82,803
Commercial mortgage loans	-	-	19,018	19,018
Total	$-	$-	$101,821	$101,821

December 31, 2012

Assets
Real estate owned	$-	$-	$98,379	$98,379
Commercial mortgage loans*	-	-	19,037	19,037
Total	$-	$-	$117,416	$117,416

*    At December 31, 2012, commercial mortgage loans as presented in the table above were previously incorrectly excluded and have been added to the table above.

Net impairrment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Assets
Real estate owned	$7,880	$13,324
Commercial mortgage loans*	(128)	866
Finance receivables held for sale	-	1,371
Total	$7,752	$15,561

*    For the three months ended March 31, 2012, commercial mortgage loans as presented in the table above were previously incorrectly excluded and have been added to the table above.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our real estate business segment to their fair value during for the three months ended March 31, 2013 and 2012  and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans to record their fair value for the three months ended March 31, 2013 and 2012 and recorded the net impairments in investment revenues.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our real estate business segment to their fair value for the three months ended March 31, 2012 and recorded the writedowns in other revenues.

The unobservable inputs and quantitative data used in our Level 3 valuations for our real estate owned, finance receivables held for sale, and commercial mortgage loans were developed and used in models created by our third-party valuation service providers or valuations provided by external parties. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2013	December 31, 2012
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*
Finance receivables held for sale	Market approach	Negotiated prices with prospective purchasers	N/A*	N/A*

*    Not applicable.

FAIR VALUE MEASUREMENTS – VALUATION METHODOLOGIES AND ASSUMPTIONS

We used the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount reported in our condensed consolidated balance sheets approximates fair value.

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

Restricted Cash

The carrying amount reported in our condensed consolidated balance sheets approximates fair value.

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

Escrow Advance Receivable

The carrying amount reported in our condensed consolidated balance sheets approximates fair value.

Receivable from Parent and Affiliates

The carrying amount reported in our condensed consolidated balance sheets approximates fair value.

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

19.  Subsequent Events

SECURITIZATION AND SECURED TERM LOAN PREPAYMENT

As previously disclosed in SLFC’s Current Report on Form 8-K dated April 10, 2013, SLFC effected a private securitization transaction on April 10, 2013 in which SLFC caused Fifteenth Street Funding LLC (Fifteenth Street), a special purpose vehicle wholly owned by SLFC, to sell $782.5 million of notes backed by real estate loans of Springleaf Mortgage Loan Trust 2013-1 (the 2013-1 Trust), at a 2.85% weighted average yield, to certain investors. Fifteenth Street sold the mortgage-backed notes for $782.4 million, after the price discount but before expenses. Fifteenth Street initially retained $236.8 million of the 2013-1 Trust’s subordinate mortgage-backed notes.

Immediately prior to the securitization transaction, the real estate loans to be securitized comprised a portion of the finance receivables pledged as collateral to support the outstanding principal amount under SLFC’s secured term loan. Upon completion of the securitization transaction, these real estate loans were released from the collateral pledged to support SLFC’s secured term loan and the Subsidiary Guarantors elected not to pledge new finance receivables as collateral to replace the real estate loans sold in the securitization transaction. The voluntary reduction of the collateral pledged required Springleaf Financial Funding Company to make a mandatory prepayment of a portion of the outstanding principal (plus accrued interest).

As a result, Springleaf Financial Funding Company made a mandatory prepayment on April 11, 2013, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest). Immediately following the prepayment, the outstanding principal amount of the secured term loan was $3.035 billion.

PROMISSORY NOTE

Pursuant to a promissory note dated April 1, 2013, between SLFC and SpringCastle Holdings, LLC (SCH), a wholly-owned subsidiary of Springleaf Acquisition Corporation (SAC), SLFC advanced $150.0 million to SCH. The note is payable in full on December 3, 2024, and is prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance is 7%. SCH used the advance to fund, in part, its 47% equity interest in a newly formed joint venture with Newcastle Investment Corp. (30% equity interest) and BTO Willow Holdings, L.P. (23% equity interest), which acquired a portfolio of over 400,000 personal and real estate loans, with an unpaid principal balance of $3.9 billion as of March 31, 2013 (which is subject to contractual validation procedures by SLFI), from HSBC Finance Corporation and certain of its affiliates on April 1, 2013.

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

•                 changes in federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the Bureau with broad authority to regulate and examine financial institutions), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

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

Overview

We are a leading national consumer finance company offering responsible consumer lending products and related credit insurance products to customers who generally need timely access to cash. As of March 31, 2013, we serviced over 936,000 finance receivable customer accounts through our 847 branch offices in the United States, Puerto Rico, and the U.S. Virgin Islands. Although the majority of our consumer lending operations involves decentralized branch-based lending, we also utilize our centralized support operations located in Evansville, Indiana and other specialized servicing centers to support our branch operations.

Our current product offerings include:

•                 Personal Loans - We offer personal loans to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of 2 to 4 years. These personal loans are generally secured by titled personal property (such as automobiles), consumer goods or other personal property, but some are unsecured.

•                 Insurance Products - We offer credit insurance (life, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. We also require credit-related property and casualty insurance, when needed, to protect our interest in the property pledged as collateral for the finance receivable. Credit insurance and non-credit insurance products are provided by Merit and Yosemite, subsidiaries of SLFC. The ancillary products are home security and auto security membership plans and home appliance service contracts of unaffiliated companies.

Our legacy products include:

•                 Retail Sales Finance - Through January 15, 2013, we purchased retail sales contracts and revolving retail accounts arising from the retail sale of consumer goods and services by retail merchants. Retail sales contracts are closed-end accounts that represent a single purchase transaction, generally have maximum original terms of 60 months, and are secured by the personal property designated in the contract. Revolving retail are open-end accounts that can be used for financing repeated purchases from the same merchant, generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances, and are secured by the goods purchased. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail collectively as “retail sales finance.”

•                 Real Estate Loans - Prior to January 2012, we also originated real estate loans. These loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Although we ceased our real estate lending as of January 1, 2012, we continue to service the liquidating real estate loans and support any advances on open-end accounts.

2012 STRATEGIC REVIEW

Restructuring Activities

We initiated the following restructuring activities during the first half of 2012:  (1) we ceased originating real estate loans nationwide and in the United Kingdom effective January 1, 2012 to focus on our other lending products, which we believe have greater growth potential; (2) we also ceased personal lending and retail sales financing in 14 states where we do not have a significant presence; (3) we consolidated certain branch operations in 26 states; and (4) we closed 231 branch offices (215 branch offices in the first quarter of 2012). As a result of these restructuring activities, our workforce was reduced by 820 employees (690 employees during the first quarter of 2012), and we incurred a pretax charge of $23.5 million during the first half of 2012 ($21.6 million in the first quarter of 2012).

Sale of Finance Receivables and Mortgage Brokerage Business

On August 29, 2012, Ocean Money Limited (Ocean Money) and Ocean Money (II) Limited (Ocean Money (II)), wholly-owned subsidiaries of Ocean and our indirect subsidiaries, sold their entire finance receivable portfolios totaling $103.1 million, which resulted in a gain of $6.3 million. On August 31, 2012, Ocean, Ocean Money, and Ocean Money (II) sold their mortgage brokerage business consisting of various intangible assets including supplier lists, records, sales, marketing and promotional material, the business pipeline, the client database and records, and the Ocean brand name, which resulted in a gain of $0.6 million. As a result of the sales of these assets, as well as our decision to cease loan originations in the United Kingdom, we recorded a loss of $4.6 million in the third quarter of 2012, which represented the full impairment of our United Kingdom customer lists intangible assets and wrote off $1.4 million of related fixed assets.

Corporate Reorganization

In mid-2012, SLFI took the initial steps to explore additional growth opportunities, including centralized online lending and strategic acquisitions of loan portfolios. SLFI created Springleaf Consumer Loan, Inc. (SCLI) for centralized online lending to customers out of the SLFC branch footprint. In addition to direct lending, SCLI has established certain strategic alliances with our state branch operating entities to provide online loan processing services for customers who are located in the geographic footprint of our branch network, but who prefer the convenience of interacting with us primarily online. Among other things, SCLI provides loan application processing and credit underwriting services on behalf of our branch offices for loan applications submitted through a centralized online or telephone application system that are within the branch footprint. SLFI also created SAC for potential portfolio and other acquisitions. Subsidiaries of SAC and certain third parties recently purchased a portfolio of real estate and personal loans. SCLI and SAC are not subsidiaries of SLFC.

In 2012, SLFI and SLFC realigned their internal structure related to the provision of certain administrative services. Historically, the employer for all of our employees has been SFMC, a subsidiary of SLFC. SFMC provided management services for all of our companies, and also provided the employees who work in the branches for our state consumer lending entities. Because employees who work at our headquarters and certain other employees provide services to all of our entities, including subsidiaries of SLFI, in late 2012 we reassigned over 1,000 employees who provide those services from SFMC to a new management corporation (SGSC), a subsidiary of SLFI. Employees who work in the branches or primarily provide services to our branch system remain employees of SFMC. Most SLFI subsidiaries, including SFMC and the state consumer lending entities, have entered into a services agreement with SGSC for the provision of various centralized services, such as accounting, human resources, and information technology support. These services previously had been provided by SFMC.

This reassignment of employees and the intercompany agreements related to the structural realignment were not expected to result in a material increase in the costs and expenses that SLFC would have incurred had this reorganization not taken place. We continue to focus on the consumer business segment, which is the core of our present operations. SGSC is not a subsidiary of SLFC.

2013 INITIATIVES

Securitizations

2013-A Securitization. On February 19, 2013, SLFC effected a private securitization transaction in which SLFC caused Tenth Street Funding LLC (Tenth Street), a special purpose vehicle wholly owned by SLFC, to sell $567.9 million of notes backed by personal loans of Springleaf Funding Trust 2013-A (the 2013-A Trust), at a 2.83% weighted average yield, to certain investors. Tenth Street sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement of the transaction. Tenth Street initially retained $36.4 million of the 2013-A Trust’s subordinate asset-backed notes.

2013-1 Securitization. On April 10, 2013, SLFC effected a private securitization transaction in which SLFC caused Fifteenth Street, a special purpose vehicle wholly owned by SLFC, to sell $782.5 million of notes backed by real estate loans of the 2013-1 Trust, at a 2.85% weighted average yield, to certain investors. Fifteenth Street sold the mortgage-backed notes for $782.4 million, after the price discount but before expenses. Fifteenth Street initially retained $236.8 million of the 2013-1 Trust’s subordinate mortgage-backed notes.

Repayments of Long-Term Debt

In the first quarter of 2013, we repaid $645.1 million of long-term debt consisting of $431.6 million (€345.2 million) of Euro denominated notes, $165.6 million of securitizations, and $47.9 million of retail notes.

Immediately prior to the 2013-1 securitization transaction discussed above, the real estate loans to be securitized comprised a portion of the finance receivables pledged as collateral to support the outstanding principal amount under SLFC’s secured term loan. Upon completion of the securitization transaction, these real estate loans were released from the collateral pledged to support SLFC’s secured term loan and the Subsidiary Guarantors elected not to pledge new finance receivables as collateral to replace the real estate loans sold in the securitization transaction. The voluntary reduction of the collateral pledged required Springleaf Financial Funding Company to make a mandatory prepayment of a portion of the outstanding principal (plus accrued interest). As a result, Springleaf Financial Funding Company made a mandatory prepayment on April 11, 2013, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest). Immediately following the prepayment, the outstanding principal amount of the secured term loan was $3.035 billion.

OUTLOOK

Assuming the U.S. economy continues to perform in a relatively positive manner, we expect to maintain the favorable trends in credit quality of our personal loans and liquidating retail sales finance receivables that have been achieved during 2012 and the first quarter of 2013. The improved credit quality of our personal loan portfolio is the result of our collection efforts, tighter underwriting guidelines, and response to changing economic conditions as we focus on our personal loans to meet the growing demand for consumer credit. With our real estate loan portfolio liquidating, we anticipate our credit quality ratios for real estate loans will likely remain under pressure; however, this pressure may be alleviated by improving home prices.

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our business segments is provided under “Segment Results.”

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Interest income:
Finance charges	$409,797	$441,175
Finance receivables held for sale originated as held for investment	-	913
Total interest income	409,797	442,088

Interest expense	227,101	280,580

Net interest income	182,696	161,508

Provision for finance receivable losses	96,085	67,182

Net interest income after provision for finance receivable losses	86,611	94,326

Other revenues:
Insurance	32,900	29,549
Investment	7,880	9,059
Other	5,262	(16,877)
Total other revenues	46,042	21,731

Other expenses:
Operating expenses:
Salaries and benefits	77,898	88,244
Other operating expenses	48,962	65,724
Restructuring expenses	-	21,586
Insurance losses and loss adjustment expenses	14,754	12,534
Total other expenses	141,614	188,088

Loss before benefit from income taxes	(8,961)	(72,031)

Benefit from income taxes	(1,546)	(24,067)

Net loss	$(7,415)	$(47,964)

Finance charges decreased due to the net of the following:

(dollars in thousands)
Three Months Ended March 31,	2013

Decrease in average net receivables	$(40,869)
Increase in yield	13,099
Change in number of days (due to 2012 leap year)	(3,608)
Total	$(31,378)

Average net receivables decreased for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to the liquidating real estate loan and retail sales finance portfolios and the branch office closings during 2012, partially offset by a slight increase in personal loan average net receivables as we focus on consumer lending that we believe will provide higher returns and allow us to operate on a more cost-effective basis.

Yield increased for the three months ended March 31, 2013 when compared to the same period 2012 primarily due to a higher proportion of personal loans in our finance receivable portfolio, which have higher yields, partially offset by the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables) and lower accretion of the net discount applied to non-credit impaired personal loan and retail sales finance receivables. As a result of the FCFI Transaction, we revalued our finance receivable portfolio based on its fair value on November 30, 2010, which had a greater impact on increasing our personal loan and retail sales finance yields for the three months ended March 31, 2012 due to higher discount accretion.

Interest expense decreased due to the following:

(dollars in thousands)
Three Months Ended March 31,	2013

Decrease in interest rate	$(34,269)
Decrease in average borrowings	(19,210)
Total	$(53,479)

Average borrowings decreased for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to liquidity management efforts, including debt maturities and repurchases ($2.3 billion during the last half of 2012). Our interest rate decreased for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to debt repurchases and repayments of debt during the last half of 2012, which resulted in lower accretion of net discount applied to long-term debt. The lower interest rate also reflected four securitization transactions since March 31, 2012 (including one securitization transaction in February 2013), which generally have lower interest rates. As a result of the FCFI Transaction, we revalued our long-term debt based on its fair value on November 30, 2010.

Provision for finance receivable losses increased $28.9 million for the three months ended March 31, 2013 when compared to the same period in 2012. While our overall net finance receivables declined by 2.3% and our delinquency trend improved during the three months ended March 31, 2013, we increased our allowance for finance receivable losses (through the provision for finance receivable losses) by $29.6 million during the three months ended March 31, 2013, compared to a $3.1 million increase during the three months ended March 31, 2012. The increase in the allowance for finance receivable losses during the three months ended March 31, 2013 reflected the additional allowance requirements on our real estate loans deemed to be TDR finance receivables subsequent to the FCFI Transaction date and on our real estate and personal loans originated after the FCFI Transaction date. The allowance for finance receivables losses was eliminated as of November 30, 2010 with the application of push-down accounting as the allowance was incorporated in the new fair value basis of the finance receivables as of the FCFI Transaction date.

Other revenues increased $22.1 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to a favorable variance in net gains (losses) on sales of real estate owned, lower writedowns on real estate owned, and foreign exchange transaction gains during the three months ended March 31, 2013.

Salaries and benefits decreased $10.3 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to having fewer employees in 2013 as a result of the restructuring activities during the first half of 2012 and lower pension expenses primarily due to the pension plan freeze effective December 31, 2012.

Other operating expenses decreased $16.8 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to lower occupancy costs as a result of fewer branch offices in 2013, lower real estate owned expenses, and lower professional services expenses, partially offset by higher advertising expenses due to increased mailings and promotions.

We recorded restructuring expenses of $21.6 million during the three months ended March 31, 2012. The branch office closings and workforce reductions were instituted as part of our efforts to return to profitability. However, there can be no assurance that these efforts alone will be effective in restructuring the Company to profitable operations. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the restructuring expenses.

Benefit from income taxes decreased $22.5 million for the three months ended March 31, 2013 when compared to the same period in 2012, and our effective tax rate was 17.3% for the three months ended March 31, 2013 compared to 33.4% for the same period in 2012. The effective tax rate differed from the statutory rate for the three months ended March 31, 2013 primarily due to the impact of recording a partial valuation allowance on the deferred tax assets related to our foreign and state operations and an out-of-period adjustment. The decrease in the effective tax rate for the three months ended March 31, 2013 when compared to the same period in 2012 was primarily due to an out-of-period adjustment related to 2012 that was recorded in March 2013. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information on this adjustment.

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

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Net loss - push-down accounting basis	$(7,415)	$(47,964)
Finance charge adjustments (a)	(49,014)	(54,985)
Interest expense adjustments (b)	34,500	65,334
Provision for finance receivable losses adjustments (c)	(1,752)	(15,109)
Amortization of other intangible assets (d)	1,410	3,110
Benefit from income taxes (e)	4,852	828
Other (f)	1,184	(716)
Net loss - historical accounting basis	$(16,235)	$(49,502)

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

Components of finance charge adjustments consisted of:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Accretion of net discount applied to non-credit impaired net finance receivables	$(38,906)	$(45,749)
Credit impaired finance receivables finance charges	(14,040)	(13,850)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	3,932	4,614
Total	$(49,014)	$(54,985)

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

Components of interest expense adjustments were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Accretion of net discount applied to long-term debt	$46,782	$77,913
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(12,282)	(12,579)
Total	$34,500	$65,334

(c)           Provision for finance receivable losses consists of the allowance for finance receivable losses adjustments and net charge-offs quantified in the table below. Allowance for finance receivable losses adjustments reflects the net difference between our allowance adjustment requirements calculated under our historical accounting basis net of adjustments required under push-down accounting basis. Net charge-offs reflects the net charge off of loans at a higher carrying value under historical accounting basis versus the discounted basis to their fair value at date of the FCFI Transaction under push-down accounting basis.

Components of provision for finance receivable losses adjustments were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Allowance for finance receivable losses adjustments	$16,295	$11,558
Net charge-offs	(18,047)	(26,667)
Total	$(1,752)	$(15,109)

(d)          Amortization of other intangible assets reflects the amortization over the remaining estimated life of intangible assets established at the date of the FCFI transaction as a result of the application of push-down accounting.

(e)           Benefit from income taxes reflects the net tax impact of the net pretax impact of the other reconciling items between push-down accounting and historical accounting basis.

(f)            “Other” items reflects less significant differences between historical accounting basis and push-down accounting basis relating to various items such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences all as of the date of the FCFI Transaction.

Segment Overview

See Note 17 of the Notes to Condensed Consolidated Financial Statements for a description of our revised business segments. Due to the nature of the FCFI Transaction, we applied push-down accounting to SLFC. However, we continue to report our segment results using the same accounting basis that we employed prior to the FCFI Transaction, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand our operating results. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of our operating results to our competitors and other companies in the financial services industry. See Note 17 of the Notes to Condensed Consolidated Financial for reconciliations of segment totals to condensed consolidated financial statement amounts.

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

SEGMENT RESULTS

We evaluate the performance of each of our business segments based on its pretax operating earnings, which are presented below. Due to the changes in the composition of our previously reported business segments, we have restated the corresponding segment information presented in the following tables for the prior year period. The pretax operating results for each business segment presented below are also disclosed in Note 17 of the Notes to the Condensed Consolidated Financial Statements for each period included on our condensed consolidated statement of operations.

Consumer Business Segment

Pretax operating results of the consumer business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Interest income:
Finance charges	$160,483	$139,428

Interest expense	36,951	32,490

Net interest income	123,532	106,938

Provision for finance receivable losses	19,961	15,044

Net interest income after provision for finance receivable losses	103,571	91,894

Other revenues:
Intersegment - insurance commissions	10,676	7,409
Other	423	295
Total other revenues	11,099	7,704

Other expenses:
Operating expenses:
Salaries and benefits	61,214	65,998
Other operating expenses	29,145	27,661
Restructuring expenses	-	14,894
Total other expenses	90,359	108,553

Pretax operating income (loss)	$24,311	$(8,955)

Selected financial statistics for the consumer business segment’s personal loans (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2013	2012

Consumer business segment

Net finance receivables	$2,558,787	$2,322,300
Number of accounts	717,311	663,306

Average net receivables	$2,546,829	$2,361,244

Yield	25.39%	23.69%

Charge-off ratio	5.47%*	3.65%

Delinquency ratio	1.99%	2.55%

Originated and renewed	$659,514	$495,047
Number of accounts	160,028	125,040

*                  Reflects $15.8 million of additional charge-offs recorded in March 2013 (on a historical accounting basis) related to our change in charge-off policy for personal loans effective March 31, 2013. Excluding these additional net charge-offs, our consumer business segment charge-off ratio would have been 2.99% for the three months ended March 31, 2013.

Finance charges increased $21.1 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to increases in yield and average net receivables. Yield increased for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to the re-pricing of new personal loans at state specific rates with concentrations in states with more favorable returns as a result of the restructuring activities during the first half of 2012. Average net receivables increased for the three months ended March 31, 2013 when compared to the same period in 2012 as we focused on consumer lending that we believe will provide higher returns and allow us to operate on a more cost-effective basis.

Interest expense increased $4.5 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to higher unsecured debt interest expense allocated to the consumer business segment reflecting the higher proportion of personal loans allocated to SLFC’s unsecured debt, partially offset by the consumer business segment’s utilization of the securitization transaction in February 2013.

Provision for finance receivable losses increased $4.9 million for the three months ended March 31, 2013 when compared to the same period in 2012. This reflects an increase to allowance for finance receivable losses (through the provision for finance receivable losses) in 2013 after consideration of growth in our personal loans. We reduced our allowance for finance receivable losses by $6.9 million during the three months ended March 31, 2012 to reflect improving delinquency trends and liquidation of the personal loan portfolio.

Intersegment insurance commissions represent the commissions allocated from the insurance business segment for insurance products sold. Our consumer lending specialists also offer insurance and ancillary products to our branch customers. Intersegment insurance commissions increased $3.3 million for the three months ended March 31, 2013 when compared to the same period in 2012 due to higher insurance premiums written on personal loans reflecting the increase in originations of personal loans.

Salaries and benefits decreased $4.8 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to having fewer employees in 2013 as a result of the restructuring activities during the first half of 2012.

We recorded restructuring expenses of $14.9 million for the three months ended March 31, 2012. The branch office closings and workforce reductions were instituted as part of our efforts to return to profitability.

Insurance Business Segment

Pretax operating results of the insurance business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Other revenues:
Insurance	$32,892	$29,558
Investments	9,292	11,081
Other	1,793	551
Total other revenues	43,977	41,190

Other expenses:
Operating expenses:
Salaries and benefits	1,764	2,837
Other operating expenses	2,340	2,783
Restructuring expenses	-	201
Insurance losses and loss adjustment expenses	14,968	12,854
Intersegment - insurance commissions	10,669	7,731
Total other expenses	29,741	26,406

Pretax operating income	$14,236	$14,784

Selected financial statistics for the insurance business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2013	2012

Insurance business segment

Premiums earned	$32,870	$29,432

Premiums written	$32,301	$26,017

Life insurance in force:
Credit	$2,066,563	$1,907,933
Non-credit	1,393,542	1,319,333
Total	$3,460,105	$3,227,266

Average invested assets	$827,975	$940,367

Average invested asset yield	4.38%	4.94%

Net realized gains (losses) on investment securities	$46	$(1,613)

Insurance revenues increased $3.3 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to increases in non-credit and credit earned premiums reflecting higher originations of personal loans in 2013.

Investment revenues decreased $1.8 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to decreases in average invested assets and average invested asset yield, partially offset by a favorable variance in net realized gains (losses) on investment securities.

Other revenues increased $1.2 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to higher agency administrative income reflecting an increase in ancillary products sold.

We recorded restructuring expenses of $0.2 million for the three months ended March 31, 2012. The branch office closings and workforce reductions were instituted as part of our efforts to return to profitability.

Insurance losses and loss adjustment expenses increased $2.1 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to an unfavorable variance in change in benefit reserves resulting from higher levels of insurance in force.

Intersegment insurance commissions represent the commissions allocated to the consumer and real estate business segments for insurance products sold. Our consumer lending specialists also offer insurance and ancillary products to our branch customers. Intersegment insurance commissions increased $2.9 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to higher insurance premiums written on personal loans reflecting higher originations of personal loans for the three months ended March 31, 2013, partially offset by lower insurance premiums written on real estate loans. We include intersegment insurance commissions in other revenues of our insurance business segment in Note 17 of the Notes to Condensed Consolidated Financial Statements in order to reconcile our segment totals to condensed consolidated financial statement amounts.

Real Estate Business Segment

Pretax operating results of the real estate business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Interest income:
Finance charges	$184,956	$213,605
Finance receivables held for sale originated as held for investment	-	913
Total interest income	184,956	214,518

Interest expense	150,790	171,964

Net interest income	34,166	42,554

Provision for finance receivable losses	76,883	65,444

Net interest income after provision for finance receivable losses	(42,717)	(22,890)

Other revenues:
Intersegment - insurance commissions	28	15
Other	(1,100)	(24,370)
Total other revenues	(1,072)	(24,355)

Other expenses:
Operating expenses:
Salaries and benefits	6,497	7,971
Other operating expenses	14,729	22,990
Restructuring expenses	-	556
Total other expenses	21,226	31,517

Pretax operating loss	$(65,015)	$(78,762)

Selected financial statistics for the real estate business segment (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2013	2012

Real estate business segment

Net finance receivables	$10,098,811	$11,301,093
Number of accounts	130,318	145,855

Average net receivables	$10,244,356	$11,477,592

Yield	7.32%	7.49%

Loss ratio	1.96%	3.09%

Delinquency ratio	7.54%	7.97%

Finance charges decreased $28.6 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to the cessation of new originations of real estate loans as of January 1, 2012 and the continued liquidation of the portfolio.

Interest expense decreased $21.2 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to lower unsecured debt interest expense allocated to the real estate business segment. The lower proportion of real estate loans allocated to SLFC’s unsecured debt reflected the real estate business segment’s utilization of three real estate loan securitization transactions since March 31, 2012.

Provision for finance receivable losses increased $11.4 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to higher required allowance for finance receivable losses resulting from additional loans moving to TDR finance receivable status, partially offset by declining levels of real estate business segment finance receivables overall and improving delinquency trends.

Other revenues increased $23.3 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to lower writedowns on real estate owned and net losses on sales of real estate owned, foreign exchange transaction gains for the three months ended March 31, 2013, and net losses on sales of finance receivables held for sale (including mark to market provision) during the three months ended March 31, 2012.

Other operating expenses decreased $8.3 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to lower real estate owned expenses.

We recorded restructuring expenses of $0.6 million for the three months ended March 31, 2012. The branch office closings and workforce reductions were instituted as part of our efforts to return to profitability.

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

Pretax operating results of the other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Interest income:
Finance charges	$15,344	$33,157

Interest expense	4,860	10,792

Net interest income	10,484	22,365

Provision for finance receivable losses	993	1,803

Net interest income after provision for finance receivable losses	9,491	20,562

Other revenues:
Insurance	20	32
Intersegment - insurance commissions	(35)	307
Other	4,427	5,240
Total other revenues	4,412	5,579

Other expenses:
Operating expenses:
Salaries and benefits	8,476	11,575
Other operating expenses	1,592	10,095
Restructuring expenses	-	5,935
Total other expenses	10,068	27,605

Pretax operating income (loss)	$3,835	$(1,464)

Net finance receivables of the other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
March 31,	2013	2012

Other

Net finance receivables:
Personal loans	$100,836	$220,673
Retail sales finance	178,046	341,165
Real estate loans	8,296	129,450
Total	$287,178	$691,288

Balance Sheet

FINANCE RECEIVABLES

Amount of net finance receivables (on a historical accounting basis and on a push-down accounting basis) by type and number of net finance receivables by type were as follows:

	Personal	Retail	Real
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Total

March 31, 2013

Net finance receivables - historical accounting basis	$2,659,623	$178,046	$10,107,107	$12,944,776
Push-down accounting adjustments*	(11,462)	(7,125)	(1,498,723)	(1,517,310)
Net finance receivables - push-down accounting basis	$2,648,161	$170,921	$8,608,384	$11,427,466

Number	750,831	54,767	130,589	936,187

December 31, 2012

Net finance receivables - historical accounting basis	$2,667,031	$217,092	$10,396,973	$13,281,096
Push-down accounting adjustments*	(17,299)	(8,735)	(1,558,335)	(1,584,369)
Net finance receivables - push-down accounting basis	$2,649,732	$208,357	$8,838,638	$11,696,727

Number	768,954	69,802	134,425	973,181

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

The amount of first mortgage loans was 94% of our real estate loan net receivables at March 31, 2013 and December 31, 2012 (on a historical accounting basis).

Amount and number of net finance receivables originated and renewed by type were as follows:

(dollars in thousands)
Three Months Ended March 31,	2013	2012

Originated

Amount:
Personal loans	$252,583	$184,319
Retail sales finance	206	37,857
Real estate loans*	8,029	16,002
Total	$260,818	$238,178

Number:
Personal loans	68,445	50,112
Retail sales finance	85	14,242
Real estate loans*	-	143
Total	68,530	64,497

Renewed (includes additional funds borrowed)

Amount:
Personal loans	$408,036	$336,456
Real estate loans	-	901
Total	$408,036	$337,357

Number:
Personal loans	91,852	81,914
Real estate loans	-	20
Total	91,852	81,934

*                  The amount originated includes additional advances made on existing revolving accounts, while the loan count was included only when the original loan was made (not as each advance is made).

We record originations and renewals of net finance receivables at their unpaid principal balance; therefore, finance receivables originated and renewed on a historical accounting basis equals the push-down accounting basis.

REAL ESTATE OWNED

Amount and number of real estate owned were as follows:

	March 31,	December 31,
(dollars in thousands)	2013	2012

Real estate owned

Amount	$56,806	$68,419

Number	1,045	1,127

Real estate owned as a percentage of real estate loans	0.56%	0.66%

Real estate owned on a historical accounting basis equals the push-down accounting basis at March 31, 2013 and December 31, 2012 because all of our real estate owned that were previously marked to fair value were sold prior to March 31, 2013.

LONG-TERM DEBT

Long-term debt by type of debt (on a historical accounting basis and on a push-down accounting basis) was as follows:

						Junior
		Medium	Euro	Secured		Subordinated
	Retail	Term	Denominated	Term		Debt
(dollars in thousands)	Notes	Notes	Notes	Loan	Securitizations	(Hybrid Debt)	Total

March 31, 2013

Long-term debt - historical accounting basis	$514,982	$4,880,860	$421,871	$3,750,000	$3,333,755	$349,612	$13,251,080
Push-down accounting adjustments*	(34,466)	(683,211)	(27,296)	14,468	44,519	(178,060)	(864,046)
Long-term debt - push-down accounting basis	$480,516	$4,197,649	$394,575	$3,764,468	$3,378,274	$171,552	$12,387,034

December 31, 2012

Long-term debt - historical accounting basis	$562,834	$4,880,190	$892,494	$3,750,000	$2,922,134	$349,590	$13,357,242
Push-down accounting adjustments*	(40,418)	(717,516)	(38,401)	15,249	56,204	(178,044)	(902,926)
Long-term debt - push-down accounting basis	$522,416	$4,162,674	$854,093	$3,765,249	$2,978,338	$171,546	$12,454,316

*                  As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our long-term debt to its fair value on November 30, 2010. Subsequent to the FCFI Transaction, we accrete the amount required to adjust the fair value of our long-term debt using the interest method over the remaining life of the long-term debt.

ASSET/LIABILITY MANAGEMENT

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. We have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 31% of our borrowings at March 31, 2013 and December 31, 2012 (on a historical accounting basis). Adjustable-rate net finance receivables represented 5% of our real estate loans at March 31, 2013 and December 31, 2012 (on a historical accounting basis).

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

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent. We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss. See Note 3 of the Notes to Condensed Consolidated Financial Statements for quantitative information on our credit quality indicators.

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by type on a historical accounting basis and reconciled to the condensed consolidated financial statement amounts were as follows:

				Total
				Historical	Push-down
	Personal	Retail	Real	Accounting	Accounting	Consolidated
(dollars in thousands)	Loans	Sales Finance	Estate Loans	Basis	Adjustments	Total

March 31, 2013

Prime	$484,565	$65,402	$3,988,164	$4,538,131	$(689,669)	$3,848,462
Non-prime	608,006	25,941	1,941,290	2,575,237	(306,477)	2,268,760
Sub-prime	1,557,997	86,470	4,175,443	5,819,910	(524,745)	5,295,165
Other/FICO unavailable	9,055	233	2,210	11,498	3,581	15,079
Total	$2,659,623	$178,046	$10,107,107	$12,944,776	$(1,517,310)	$11,427,466

December 31, 2012

Prime	$496,591	$83,141	$4,133,714	$4,713,446	$(721,659)	$3,991,787
Non-prime	613,102	31,778	1,992,053	2,636,933	(318,572)	2,318,361
Sub-prime	1,555,420	101,893	4,265,545	5,922,858	(545,670)	5,377,188
Other/FICO unavailable	1,918	280	5,661	7,859	1,532	9,391
Total	$2,667,031	$217,092	$10,396,973	$13,281,096	$(1,584,369)	$11,696,727

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios (60 days or more past due) by finance receivable type (historical accounting basis equals the push-down accounting basis) were as follows:

	Personal	Retail	Real	Consolidated
	Loans	Sales Finance	Estate Loans	Total

March 31, 2013

Prime	1.14%	1.86%	7.19%	6.40%
Non-prime	1.62	2.62	9.48	7.39
Sub-prime	2.55	2.42	7.07	5.68
Other/FICO unavailable	0.79	-	3.40	1.13

Total	2.08%	2.23%	7.58%	6.26%

December 31, 2012

Prime	1.39%	1.92%	7.25%	6.47%
Non-prime	2.14	3.28	9.24	7.37
Sub-prime	3.63	3.13	7.74	6.48
Other/FICO unavailable	3.01	4.16	6.57	5.03

Total	2.87%	2.67%	7.83%	6.65%

Purchased Credit Impaired Finance Receivables

FICO-delineated prime, non-prime, and sub-prime categories for purchased credit impaired finance receivables (which equal the consolidated amounts) are presented below on a push-down accounting basis because these real estate loans were not designated as purchased credit impaired finance receivables prior to the FCFI Transaction.

Real
(dollars in thousands)	Estate Loans

March 31, 2013

Prime	$498,866
Non-prime	316,659
Sub-prime	554,530
Other/FICO unavailable	39
Total	$1,370,094

December 31, 2012

Prime	$509,697
Non-prime	322,107
Sub-prime	558,919
Other/FICO unavailable	42
Total	$1,390,765

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for purchased credit impaired finance receivables (which equal the consolidated ratios) are presented below on a push-down accounting basis because these real estate loans were not designated as purchased credit impaired finance receivables prior to the FCFI Transaction.

Real
Estate Loans

March 31, 2013

Prime	17.99%
Non-prime	19.34
Sub-prime	12.40
Other/FICO unavailable	-

Total	16.02%

December 31, 2012

Prime	18.71%
Non-prime	19.58
Sub-prime	14.54
Other/FICO unavailable	-

Total	17.22%

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

		Delinquency	Average	Average
(dollars in thousands)	Amount	Ratio	LTV	FICO

March 31, 2013

Real estate higher-risk loans:
Interest only	$685,244	11.76%	89.2%	704
Sub-prime	$4,175,443	7.07%	75.1%	559
Second mortgages	$627,523	5.06%	N/A *	605
LTV greater than 95.5% at origination	$1,713,858	8.50%	99.2%	695
Low documentation	$283,628	15.36%	76.4%	661

December 31, 2012

Real estate higher-risk loans:
Interest only	$711,300	11.95%	89.3%	705
Sub-prime	$4,265,544	7.74%	75.1%	559
Second mortgages	$661,103	6.23%	N/A *	605
LTV greater than 95.5% at origination	$1,774,757	8.48%	99.2%	695
Low documentation	$290,455	15.45%	76.4%	661

*                  Not available.

We held the first mortgage of borrowers on 4% of our second mortgage portfolio (on a historical accounting basis) at March 31, 2013 and December 31, 2012. Our second mortgages may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. At March 31, 2013 and December 31, 2012, 90% of our second mortgages (on a historical accounting basis) were fixed-rate. At March 31, 2013, 63% of our second mortgages (on a historical accounting basis) were open-end home equity lines of credit, compared to 62% at December 31, 2012. The maximum draw period for cash advances for unused credit lines is 120 months. Unused home equity lines of credit can be terminated for delinquency. Unused lines of credit can be suspended if the value of the real estate declines significantly below the property’s initial appraised value or if we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances, or for any other material default.

Charge-off ratios for these higher-risk real estate loans on a historical accounting basis were as follows:

Three Months Ended March 31,	2013	2012

Charge-off ratios:
Real estate higher-risk loans:
Interest only	3.34%	2.68%
Sub-prime	1.53%	2.46%
Second mortgages	5.12%	7.04%
LTV greater than 95.5% at origination	2.64%	2.34%
Low documentation	2.85%	1.51%

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans (on a historical accounting basis) for which the estimated LTV ratio exceeds 100% at March 31, 2013 was $2.7 billion, or 27%, of total real estate loans. We update collateral valuations quarterly by applying the sequential change in the House Price Index as published quarterly by the Federal Housing Finance Agency at the Metropolitan Statistical Area or state level to update the LTV.

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

•                 our inability to grow our personal loan portfolio with adequate profitability to fund operations, loan losses, and other expenses;

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

At March 31, 2013, we had $1.6 billion of cash and cash equivalents and during the three months ended March 31, 2013 we generated a net loss of $7.4 million and net cash inflow from operating and investing activities of $323.3 million. At March 31, 2013, our remaining principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $1.5 billion. As of March 31, 2013, we had unpaid principal balances of $1.2 billion of unencumbered personal loans and $567.9 million of unencumbered real estate loans. In addition, SLFC may demand payment of some or all of its note receivable from SLFI

($538.0 million outstanding at March 31, 2013); however, SLFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SLFI in 2013.

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

LIQUIDITY

Operating Activities

Cash from operations decreased $9.8 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to higher advertising expenses and legal settlement costs paid in first quarter 2013 combined with lower salaries and benefits and occupancy expenses reflecting fewer employees and branch offices in the 2013 period as a result of the restructuring activities during the first half of 2012. The decrease in benefit costs also reflected lower pension expenses primarily due to the pension plan freeze effective December 31, 2012.

Investing Activities

Cash from investing activities decreased $272.9 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to restrictions on cash due to four securitization transactions since March 31, 2012, lower principal collections on finance receivables, higher finance receivable originations, and a decrease in proceeds from sales of finance receivables held for sale.

Financing Activities

Net cash used for financing activities decreased $220.9 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to higher net repayments of long-term debt for the three months ended March 31, 2013.

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

•                 pursuing additional debt financings (particularly new securitizations and possible new debt issuances and/or debt refinancing transactions), or a combination of the foregoing, and we are considering finance receivable portfolio sales; and

•                 purchasing portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or any such affiliates may determine.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

CAPITAL RESOURCES

The debt agreements to which SLFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. These agreements also contain certain restrictions, including restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and restrictions on the intercompany transfer of funds from certain subsidiaries to SLFC or SLFI, except for those funds needed for debt payments and operating expenses. SLFC subsidiaries that borrow funds through the secured term loan are also required to pledge eligible finance receivables to support their borrowing under the secured term loan.

With the exception of SLFC’s hybrid debt, none of our debt agreements require SLFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios, except the requirement to maintain a certain level of pledged finance receivables under the secured term loan.

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

As of March 31, 2013, we were in compliance with all of the covenants under our debt agreements.

Secured Term Loan

Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, is party to a six-year secured term loan pursuant to a credit agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. At March 31, 2013, the outstanding principal amount of the secured term loan totaled $3.75 billion.

On April 11, 2013, Springleaf Financial Funding Company made a mandatory prepayment, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest) on the secured term loan. Immediately following the prepayment, the outstanding principal amount of the secured term loan was $3.035 billion. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on this prepayment.

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

Based upon SLFC’s financial results for the twelve months ended March 31, 2013, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in July 2013 due to the average fixed charge ratio being 0.76x (while the tangible equity to tangible managed assets ratio was 8.69%). As of March 31, 2013, SLFC had not received from SLFI the non-debt capital funding necessary to satisfy the July 2013 interest payments required by SLFC’s hybrid debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2013 or December 31, 2012.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and any changes to these accounting policies are disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements in this report. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•                 allowance for finance receivable losses;

•                 purchased credit impaired finance receivables;

•                 TDR finance receivables;

•                 push-down accounting; and

•                 fair value measurements.

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “Critical Accounting Policies and Estimates - Allowance for Finance Receivable Losses” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for further discussion of the models and assumptions currently used to assess the adequacy of the allowance for finance receivable losses.

Other than the change in our charge-off policy for personal loans effective March 31, 2013 (see Note 1 of the Notes to Condensed Consolidated Financial Statements), there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2012.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)                  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2013, in order to satisfy a non-debt capital funding requirement with respect to SLFC’s hybrid debt, SLFC issued one share of SLFC common stock to SLFI for $10.5 million. The share of SLFC common stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. See “Liquidity and Capital Resources – Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information on SLFC’s hybrid debt.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 75 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	May 13, 2013	By	/s/	Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
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