Form 10-Q
period 2013-06-30
SPRINGLEAF FINANCE CORP
filed 2013-08-07
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-06155 SPRINGLEAF FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)

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

Yes ☐      No ☑

At August 7, 2013, there were 10,160,018 shares of the registrant’s common stock, $.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(dollars in thousands)	2013	2012

Assets

Cash and cash equivalents	$621,869	$1,357,212
Investment securities	545,810	669,170
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $1.1 billion in 2013 and $0 in 2012)	2,884,679	2,649,732
Real estate loans (includes loans of consolidated VIEs of $4.6 billion in 2013 and $4.0 billion in 2012)	8,350,422	8,838,638
Retail sales finance	140,826	208,357
Net finance receivables	11,375,927	11,696,727
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $45.8 million in 2013 and $14.7 million in 2012)	(245,610)	(180,136)
Net finance receivables, less allowance for finance receivable losses	11,130,317	11,516,591
Note receivable from parent	537,989	537,989
Restricted cash (includes restricted cash of consolidated VIEs of $213.9 million in 2013 and $104.9 million in 2012)	225,800	113,703
Other assets	411,570	460,106

Total assets	$13,473,355	$14,654,771

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $4.2 billion in 2013 and $3.0 billion in 2012)	$11,324,118	$12,454,316
Insurance claims and policyholder liabilities	377,547	365,238
Deferred and accrued taxes	244,637	303,845
Other liabilities	241,839	268,179
Total liabilities	12,188,141	13,391,578

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	266,510	256,012
Accumulated other comprehensive income	23,420	29,606
Retained earnings	990,204	972,495
Total shareholder’s equity	1,285,214	1,263,193

Total liabilities and shareholder’s equity	$13,473,355	$14,654,771

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$408,059	$411,936	$817,856	$853,111
Finance receivables held for sale originated as held for investment	-	1,481	-	2,394
Total interest income	408,059	413,417	817,856	855,505

Interest expense	214,795	275,669	441,896	556,249

Net interest income	193,264	137,748	375,960	299,256

Provision for finance receivable losses	68,643	69,412	164,728	136,594

Net interest income after provision for finance receivable losses	124,621	68,336	211,232	162,662

Other revenues:
Insurance	35,967	31,774	68,867	61,323
Investment	11,655	6,572	19,535	15,631
Other	10,043	(5,260)	15,305	(22,137)
Total other revenues	57,665	33,086	103,707	54,817

Other expenses:
Operating expenses:
Salaries and benefits	75,640	74,748	153,538	162,992
Other operating expenses	49,962	76,659	98,924	142,383
Restructuring expenses	-	1,917	-	23,503
Insurance losses and loss adjustment expenses	16,346	14,616	31,100	27,150
Total other expenses	141,948	167,940	283,562	356,028

Income (loss) before provision for (benefit from) income taxes	40,338	(66,518)	31,377	(138,549)

Provision for (benefit from) income taxes	15,214	(23,277)	13,668	(47,344)

Net income (loss)	$25,124	$(43,241)	$17,709	$(91,205)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Net income (loss)	$25,124	$(43,241)	$17,709	$(91,205)

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	(95)	54	(118)	232
All other investment securities	(10,339)	2,824	(10,433)	11,165
Cash flow hedges	-	(32,737)	-	(16,987)
Retirement plan liabilities adjustments	-	-	-	20,937
Foreign currency translation adjustments	(20)	(2,179)	2,094	1,213

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than-temporary impairments were taken	33	(19)	41	(81)
All other investment securities	3,618	(988)	3,651	(3,908)
Cash flow hedges	-	11,458	-	5,945
Retirement plan liabilities adjustments	-	(216)	-	(7,544)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(6,803)	(21,803)	(4,765)	10,972

Reclassification adjustments included in net income (loss):
Net realized (gains) losses on investment securities	(2,055)	528	(2,026)	358
Cash flow hedges	-	32,675	(160)	12,670

Income tax effect:
Net realized gains (losses) on investment securities	719	(185)	709	(125)
Cash flow hedges	-	(11,437)	56	(4,435)
Reclassification adjustments included in net income (loss), net of tax	(1,336)	21,581	(1,421)	8,468
Other comprehensive income (loss), net of tax	(8,139)	(222)	(6,186)	19,440

Comprehensive income (loss)	$16,985	$(43,463)	$11,523	$(71,765)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Shareholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2013	$5,080	$256,012	$29,606	$972,495	$1,263,193
Capital contributions from parent and other	-	10,498	-	-	10,498
Change in net unrealized gains (losses):
Investment securities	-	-	(8,176)	-	(8,176)
Cash flow hedges	-	-	(104)	-	(104)
Foreign currency translation adjustments	-	-	2,094	-	2,094
Net income	-	-	-	17,709	17,709
Balance, June 30, 2013	$5,080	$266,510	$23,420	$990,204	$1,285,214

Balance, January 1, 2012	$5,080	$236,076	$(25,538)	$1,193,181	$1,408,799
Capital contributions from parent and other	-	9,442	-	-	9,442
Change in net unrealized gains (losses):
Investment securities	-	-	7,641	-	7,641
Cash flow hedges	-	-	(2,807)	-	(2,807)
Retirement plan liabilities adjustments	-	-	13,393	-	13,393
Foreign currency translation adjustments	-	-	1,213	-	1,213
Net loss	-	-	-	(91,205)	(91,205)
Balance, June 30, 2012	$5,080	$245,518	$(6,098)	$1,101,976	$1,346,476

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
Six Months Ended June 30,	2013	2012

Cash flows from operating activities
Net income (loss)	$17,709	$(91,205)
Reconciling adjustments:
Provision for finance receivable losses	164,728	136,594
Depreciation and amortization	33,403	99,772
Deferral of finance receivable origination costs	(27,818)	(21,396)
Deferred income tax benefit	(84,659)	(107,840)
Writedowns and net loss (gain) on sales of real estate owned	(602)	28,474
Writedowns on assets resulting from restructuring	-	5,246
Mark to market provision and net loss on sales of finance receivables held for sale originated as held for investment	-	1,963
Net loss (gain) on repurchases and repayments of debt	(6,613)	1,080
Net realized losses (gains) on investment securities	(2,026)	358
Change in other assets and other liabilities	(2,439)	38,738
Change in insurance claims and policyholder liabilities	12,309	(504)
Change in taxes receivable and payable	36,292	58,057
Change in accrued finance charges	1,627	9,867
Change in restricted cash	(3,092)	(778)
Other, net	(995)	5,310
Net cash provided by operating activities	137,824	163,736

Cash flows from investing activities
Finance receivables originated or purchased	(1,053,001)	(829,011)
Principal collections on finance receivables	1,330,392	1,367,129
Purchase of finance receivables from affiliates	-	(14,875)
Sales and principal collections on finance receivables held for sale originated as held for investment	-	51,827
Investment securities purchased	(24,532)	(5,444)
Investment securities called, sold, and matured	135,418	64,425
Change in notes receivable from parent and affiliate	(30,750)	-
Change in restricted cash	(109,025)	(3,859)
Proceeds from sale of real estate owned	68,224	105,710
Other, net	301	(3,299)
Net cash provided by investing activities	317,027	732,603

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,933,788	640,451
Debt commissions on issuance of long-term debt	(12,481)	(4,012)
Repayment of long-term debt	(3,120,483)	(698,353)
Capital contributions from parent	10,500	10,500
Net cash used for financing activities	(1,188,676)	(51,414)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in thousands)
Six Months Ended June 30,	2013	2012

Effect of exchange rate changes	(1,518)	(79)

Increase (decrease) in cash and cash equivalents	(735,343)	844,846
Cash and cash equivalents at beginning of period	1,357,212	477,469
Cash and cash equivalents at end of period	$621,869	$1,322,315

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$44,843	$95,015
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	-	80,108

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

1. Business and Summary of Significant Accounting Policies

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “the Company,” “we,” “us,” or “our”) is a wholly-owned subsidiary of Springleaf Finance, Inc. (“SFI”). FCFI Acquisition LLC (“FCFI”), an affiliate of Fortress Investment Group LLC (“Fortress”), indirectly owns an 80% economic interest in SFI and American International Group, Inc. (“AIG”) indirectly owns a 20% economic interest in SFI.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“U.S. GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SFC and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results, and the out-of-period adjustments recorded in the first half of 2013 discussed below. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. To conform to the 2013 presentation, we reclassified certain items in the prior period. We have combined the branch real estate and centralized real estate data previously reported separately in the second quarter of 2012 due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio in the fourth quarter of 2012.

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, we made certain corrections to prior period amounts reported in our previously issued quarterly and annual consolidated financial statements and related notes related to:  (1) our benefit from income taxes; (2) the allowance for finance receivable losses related to our securitized finance receivables; (3) the fair value of our net finance receivables, less allowance for finance receivable losses; and (4) the fair value disclosures of certain of our financial instruments.

The out-of-period adjustment related to our benefit from income taxes increased the provision for income taxes by $1.2 million for the six months ended June 30, 2013. See Note 12 for further information on this out-of-period adjustment.

The disclosure of the allowance for finance receivable losses related to our securitized finance receivables at December 31, 2012, was previously incorrectly understated by $4.7 million. The parenthetical disclosure of the allowance of consolidated variable interest entities (“VIEs”) as of December 31, 2012 on our condensed consolidated balance sheet and the related VIE disclosures in Notes 3 and 9 have been corrected in this report to include the allowance for finance receivable losses on our securitized credit impaired finance receivables.

The fair value disclosures of certain of our financial instruments at December 31, 2012 previously included the following misstatements: (1) the fair value of our net finance receivables, less allowance for finance receivable losses was understated by $177.0 million at December 31, 2012; (2) restricted cash (level 1) and escrow advance receivable (level 3) at December 31, 2012 were incorrectly excluded from the fair value disclosures of our financial instruments; (3) cash and cash equivalents in mutual funds measured at fair value on a recurring basis at December 31, 2012 incorrectly excluded mutual funds of $565.3 million; (4) restricted cash in mutual funds (level 1) measured at fair value on a recurring basis at December 31, 2012 were incorrectly excluded from the fair value disclosures of our financial instruments measured on a recurring basis; and (5) commercial mortgage loans (level 3) measured at fair value on a non-recurring basis at December 31, 2012 and related impairments recorded during 2012 were incorrectly excluded from the fair value disclosures of our financial instruments measured on a non-recurring basis. The affected fair value amounts disclosed in Note 18 have been corrected in this report.

In second quarter of 2013, we recorded an out-of-period adjustment, which increased provision for finance receivable losses by $2.7 million for the three and six months ended June 30, 2013. The adjustment related to the correction of the identification of certain bankrupt real estate loan accounts for consideration as troubled debt restructured (“TDR”) finance receivables.

After evaluating the quantitative and qualitative aspects of these corrections (individually and in aggregate), management has determined that our previously issued consolidated interim and annual financial statements were not materially misstated and that the out-of-period adjustments are immaterial to our estimated full year results.

Due to the significance of the ownership interest acquired by FCFI (the “Fortress Acquisition”), the nature of the transaction, and at the direction of our acquirer, we applied push-down accounting to SFC as an acquired business. We revalued our assets and liabilities based on their fair values at the date of the Fortress Acquisition, November 30, 2010, in accordance with business combination accounting standards (“push-down accounting”).

ACCOUNTING PRONOUNCEMENTS ADOPTED

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”), ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-1, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities (Topic 210), which amended the effective date for ASU 2011-11 to be effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments were applied retrospectively for all prior periods presented. The adoption of this new standard did not have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income or loss. The amendments require an entity to present (either on the face of the statement where net income is presented or in the notes) the effect of significant reclassifications out of accumulated other comprehensive income or loss on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this ASU became effective prospectively for the Company for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Derivatives and Hedging

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815), which permits the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a benchmark interest rate for hedge accounting purposes. The amendments in this ASU became effective immediately and can be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU is not expected to have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

Income Taxes

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

2. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•                 Personal loans - are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans.

•                 Real estate loans - are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. As of January 1, 2012, we ceased originating real estate loans.

•                 Retail sales finance - includes retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. In January 2013, we ceased purchasing retail sales contracts and revolving retail accounts.

Components of net finance receivables by type were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2013

Gross receivables	$3,290,922	$8,307,088	$155,592	$11,753,602
Unearned finance charges and points and fees	(481,491)	(3,126)	(16,177)	(500,794)
Accrued finance charges	40,505	46,329	1,412	88,246
Deferred origination costs	34,743	311	-	35,054
Premiums, net of discounts	-	(180)	(1)	(181)
Total	$2,884,679	$8,350,422	$140,826	$11,375,927

December 31, 2012

Gross receivables	$2,984,423	$8,793,664	$233,300	$12,011,387
Unearned finance charges and points and fees	(402,828)	(5,910)	(27,087)	(435,825)
Accrued finance charges	36,937	50,666	2,148	89,751
Deferred origination costs	31,200	351	-	31,551
Premiums, net of discounts	-	(133)	(4)	(137)
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

Included in the table above are personal loans totaling $1.1 billion at June 30, 2013 and real estate loans totaling $4.6 billion at June 30, 2013 and $4.0 billion at December 31, 2012 associated with securitizations that remain on our balance sheet. The carrying amount of consolidated long-term debt associated with securitizations totaled $4.2 billion at June 30, 2013 and $3.0 billion at December 31, 2012. See Note 9 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $3.0 billion at June 30, 2013 and $5.2 billion at December 31, 2012, which have been pledged as collateral for our secured term loan.

Unused credit lines extended to customers by the Company were as follows:

	June 30,		December 31,
(dollars in thousands)	2013		2012

Real estate loans	$90,383		$86,437
Retail sales finance	-	*	78,071
Total	$90,383		$164,508

*                  Reflects the cessation of purchases of revolving retail accounts effective January 16, 2013.

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

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.6 million of revolving retail finance receivables that were more than 90 days past due at June 30, 2013, compared to $1.0 million at December 31, 2012. Our personal and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent.

Our delinquency by finance receivable type was as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2013

Net finance receivables:
60-89 days past due	$21,519	$87,390	$1,547	$110,456
90-119 days past due	14,982	63,116	1,142	79,240
120-149 days past due	11,451	47,715	702	59,868
150-179 days past due	9,883	38,775	519	49,177
180 days or more past due	1,168	361,393	130	362,691
Total delinquent finance receivables	59,003	598,389	4,040	661,432
Current	2,786,871	7,578,849	133,510	10,499,230
30-59 days past due	38,805	173,184	3,276	215,265
Total	$2,884,679	$8,350,422	$140,826	$11,375,927

December 31, 2012

Net finance receivables:
60-89 days past due	$21,683	$99,472	$2,107	$123,262
90-119 days past due	17,538	73,712	1,416	92,666
120-149 days past due	14,050	57,985	1,171	73,206
150-179 days past due	9,613	45,326	743	55,682
180 days or more past due	12,107	382,227	331	394,665
Total delinquent finance receivables	74,991	658,722	5,768	739,481
Current	2,534,960	7,983,413	197,392	10,715,765
30-59 days past due	39,781	196,503	5,197	241,481
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2013

Performing	$2,847,195	$7,839,423	$138,333	$10,824,951
Nonperforming	37,484	510,999	2,493	550,976
Total	$2,884,679	$8,350,422	$140,826	$11,375,927

December 31, 2012

Performing	$2,596,424	$8,279,388	$204,696	$11,080,508
Nonperforming	53,308	559,250	3,661	616,219
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

CREDIT IMPAIRED FINANCE RECEIVABLES

We include the carrying amount (which initially was the fair value) of our credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected. Information regarding these credit impaired finance receivables was as follows:

	June 30,	December 31,
(dollars in thousands)	2013	2012

Carrying amount, net of allowance	$1,312,037	$1,373,792

Outstanding balance	$1,865,434	$1,957,260

Allowance for credit impaired finance receivable losses	$34,655	$16,973

The allowance for credit impaired finance receivable losses at June 30, 2013 and December 31, 2012 reflected the net carrying value of these credit impaired finance receivables being higher than the present value of the expected cash flows.

Changes in accretable yield for credit impaired finance receivables were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$584,920	$426,271	$624,879	$463,960
Accretion	(32,164)	(30,229)	(64,995)	(61,929)
Reclassifications from nonaccretable difference*	300,588	-	300,588	-
Disposals	(9,326)	(6,581)	(16,454)	(12,570)
Balance at end of period	$844,018	$389,461	$844,018	$389,461

*                  Reclassifications from nonaccretable difference for the three and six months ended June 30, 2013 represent the increases in accretion resulting from higher estimated undiscounted cash flows.

No finance receivables have been added to these pools subsequent to November 30, 2010.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

Real Estate
(dollars in thousands)	Loans

June 30, 2013

TDR gross finance receivables	$1,131,753
TDR net finance receivables	$1,135,972
Allowance for TDR finance receivable losses	$148,785

December 31, 2012

TDR gross finance receivables	$802,495
TDR net finance receivables	$806,420
Allowance for TDR finance receivable losses	$92,723

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

TDR average net receivables	$1,079,101	$439,019	$995,966	$382,143
TDR finance charges recognized	$14,040	$5,702	$28,682	$9,898

Information regarding the financial effects of the TDR finance receivables was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

Number of TDR accounts	2,269	1,353	4,301	1,976
Pre-modification TDR net finance receivables	$171,777	$139,494	$335,393	$213,366
Post-modification TDR net finance receivables	$177,661	$145,124	$348,747	$217,958

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

Number of TDR accounts	203	111	419	282
TDR net finance receivables*	$15,711	$15,148	$33,689	$35,002

*                  Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

3. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

	Personal	Real	Retail	Consolidated
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

Three Months Ended June 30, 2013

Balance at beginning of period	$57,920	$150,175	$1,650	$209,745
Provision for finance receivable losses (a)	(424)	75,534	(6,467)	68,643
Charge-offs	(30,865)	(53,097)	(1,979)	(85,941)
Recoveries (b)	33,619	11,828	7,716	53,163
Balance at end of period	$60,250	$184,440	$920	$245,610

Three Months Ended June 30, 2012

Balance at beginning of period	$38,801	$35,228	$1,113	$75,142
Provision for finance receivable losses (a)	19,492	47,026	2,894	69,412
Charge-offs	(25,322)	(35,300)	(5,417)	(66,039)
Recoveries	8,460	2,097	2,601	13,158
Balance at end of period	$41,431	$49,051	$1,191	$91,673

Six Months Ended June 30, 2013

Balance at beginning of period	$66,580	$111,296	$2,260	$180,136
Provision for finance receivable losses (a)	24,597	146,208	(6,077)	164,728
Charge-offs (c)	(73,634)	(87,328)	(5,306)	(166,268)
Recoveries (b)	42,707	14,264	10,043	67,014
Balance at end of period	$60,250	$184,440	$920	$245,610

Six Months Ended June 30, 2012

Balance at beginning of period	$39,522	$31,471	$1,007	$72,000
Provision for finance receivable losses (a)	40,721	89,201	6,672	136,594
Charge-offs	(55,238)	(76,064)	(11,925)	(143,227)
Recoveries	17,533	4,443	5,631	27,607
Transfers to finance receivables held for sale (d)	(1,107)	-	(194)	(1,301)
Balance at end of period	$41,431	$49,051	$1,191	$91,673

(a)           Components of provision for finance receivable losses on our real estate loans were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Real estate loans

Provision for finance receivable losses
Non-credit impaired finance receivables	$25,454	$21,014	$45,160	$50,423
Credit impaired finance receivables	17,280	11,330	39,301	19,350
TDR finance receivables	32,800	14,682	61,747	19,428
Total	$75,534	$47,026	$146,208	$89,201

(b)          Recoveries during the three and six months ended June 30, 2013 included $41.2 million ($25.4 million of personal loan recoveries, $9.9 million of real estate loan recoveries, and $5.9 million of retail sales finance recoveries) resulting from a sale of previously charged-off finance receivables in June 2013.

(c)           Effective March 31, 2013, we charge off to the allowance for finance receivable losses personal loans that are 180 days past due. Previously, we charged off to the allowance for finance receivable losses personal loans on which payments received in the prior six months totaled less than 5% of the original loan amount. As a result of this change, we recorded $13.3 million of additional charge-offs in March 2013.

(d)          During the six months ended June 30, 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $77.8 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Included in the table above is an allowance for finance receivable losses associated with securitizations totaling $45.8 million at June 30, 2013 and $14.7 million at December 31, 2012. The allowance for finance receivable losses related to our securitized finance receivables at December 31, 2012 was previously incorrectly understated by $4.7 million and has been revised to include the allowance for finance receivable losses on our securitized credit impaired finance receivables. See Note 9 for further discussion regarding our securitization transactions.

The carrying amount charged off for credit impaired loans was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Real estate loans

Gross charge-offs:
Credit impaired finance receivables *	$11,778	$11,330	$21,628	$19,350

*                  Represents additional impairment recognized, subsequent to the establishment of the pools of credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$60,250	$1,000	$920	$62,170
Acquired with deteriorated credit quality (credit impaired finance receivables)	-	34,655	-	34,655
Individually evaluated for impairment (TDR finance receivables)	-	148,785	-	148,785
Total	$60,250	$184,440	$920	$245,610

Finance receivables:
Collectively evaluated for impairment	$2,884,679	$5,867,758	$140,826	$8,893,263
Credit impaired finance receivables	-	1,346,692	-	1,346,692
TDR finance receivables	-	1,135,972	-	1,135,972
Total	$2,884,679	$8,350,422	$140,826	$11,375,927

December 31, 2012

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$66,580	$1,600	$2,260	$70,440
Credit impaired finance receivables	-	16,973	-	16,973
TDR finance receivables	-	92,723	-	92,723
Total	$66,580	$111,296	$2,260	$180,136

Finance receivables:
Collectively evaluated for impairment	$2,649,732	$6,641,453	$208,357	$9,499,542
Credit impaired finance receivables	-	1,390,765	-	1,390,765
TDR finance receivables	-	806,420	-	806,420
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

4. Finance Receivables Held for Sale

During the first half of 2013, we did not have any transfer activity between finance receivables held for investment to finance receivables held for sale.

During the first quarter of 2012, we transferred $77.8 million of finance receivables from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We marked these loans to the lower of cost or fair value at the time of transfer and subsequently recorded additional losses in other revenues at the time of sale resulting in net losses for the three and six months ended June 30, 2012 of $0.1 million and $2.0 million, respectively. During the three and six months ended June 30, 2012, we sold finance receivables held for sale totaling $3.5 million and $48.1 million, respectively.

We repurchased two loans for $0.2 million during the three months ended June 30, 2013, compared to no loans repurchased during the three months ended June 30, 2012. We repurchased 17 loans for $2.5 million during the six months ended June 30, 2013, compared to one loan repurchased for $0.1 million during the six months ended June 30, 2012. In each period, we repurchased the loans because such loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At June 30, 2013, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$4,799	$1,765	$4,863	$1,648
Provision for recourse obligations	-	-	322	117
Recourse losses	(33)	-	(419)	-
Balance at end of period	$4,766	$1,765	$4,766	$1,765

5. Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2013

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$33,901	$910	$(111)	$34,700
Obligations of states, municipalities, and political subdivisions	107,346	2,909	(25)	110,230
Corporate debt	217,602	6,029	(3,156)	220,475
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	142,649	7,131	(1,361)	148,419
Commercial mortgage-backed securities (“CMBS”)	13,891	1,165	(201)	14,855
Collateralized debt obligations (“CDO”)/ Asset-backed securities (“ABS”)	13,593	651	(44)	14,200
Total	528,982	18,795	(4,898)	542,879
Other long-term investments*	1,395	149	(66)	1,478
Common stocks	964	-	(12)	952
Total	$531,341	$18,944	$(4,976)	$545,309

December 31, 2012

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$33,955	$2,487	$-	$36,442
Obligations of states, municipalities, and political subdivisions	135,476	4,997	(249)	140,224
Corporate debt	278,555	10,514	(1,380)	287,689
Mortgage-backed, asset-backed, and collateralized:
RMBS	164,308	7,948	(47)	172,209
CMBS	11,964	1,152	(64)	13,052
CDO/ABS	15,358	1,214	(4)	16,568
Total	639,616	28,312	(1,744)	666,184
Other long-term investments*	1,404	-	(24)	1,380
Common stocks	974	30	(29)	975
Total	$641,994	$28,342	$(1,797)	$668,539

*      Excludes interest in a limited partnership that we account for using the equity method ($0.5 million at June 30, 2013 and $0.6 million at December 31, 2012).

As of June 30, 2013 and December 31, 2012, we had no investment securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2013

Bonds:
U.S. government and government sponsored entities	$15,063	$(111)	$-	$-	$15,063	$(111)
Obligations of states, municipalities, and political subdivisions	3,153	(25)	-	-	3,153	(25)
Corporate debt	56,847	(2,558)	17,447	(598)	74,294	(3,156)
RMBS	36,520	(1,360)	35	(1)	36,555	(1,361)
CMBS	7,331	(201)	-	-	7,331	(201)
CDO/ABS	3,380	(44)	-	-	3,380	(44)
Total	122,294	(4,299)	17,482	(599)	139,776	(4,898)
Other long-term investments	135	(66)	-	-	135	(66)
Common stocks	-	-	103	(12)	103	(12)
Total	$122,429	$(4,365)	$17,585	$(611)	$140,014	$(4,976)

December 31, 2012

Bonds:
Obligations of states, municipalities, and political subdivisions	$1,569	$(4)	$9,646	$(245)	$11,215	$(249)
Corporate debt	23,673	(510)	49,690	(870)	73,363	(1,380)
RMBS	29,101	(46)	46	(1)	29,147	(47)
CMBS	712	(31)	4,913	(33)	5,625	(64)
CDO/ABS	792	(4)	-	-	792	(4)
Total	55,847	(595)	64,295	(1,149)	120,142	(1,744)
Other long-term investments	178	(23)	8	(1)	186	(24)
Common stocks	-	-	85	(29)	85	(29)
Total	$56,025	$(618)	$64,388	$(1,179)	$120,413	$(1,797)

We continue to monitor unrealized loss positions for potential credit impairments. During the six months ended June 30, 2013, we recognized other-than-temporary impairment credit loss write-downs to investment revenues on RMBS totaling $26 thousand.

Components of the other-than-temporary impairment charges on investment securities were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Total other-than-temporary impairment losses	$-	$(611)	$(26)	$(652)
Portion of loss recognized in accumulated other comprehensive loss	-	-	-	-
Net impairment losses recognized in net income (loss)	$-	$(611)	$(26)	$(652)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$1,676	$3,766	$1,650	$3,725
Additions:
Due to other-than-temporary impairments:
Impairment previously recognized	-	611	26	652
Reductions:
Realized due to sales with no prior intention to sell	(153)	-	(153)	-
Balance at end of period	$1,523	$4,377	$1,523	$4,377

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Fair value	$70,242	$16,338	$105,533	$31,521

Realized gains	$2,056	$329	$2,223	$490
Realized losses	(1)	(247)	(171)	(335)
Net realized gains	$2,055	$82	$2,052	$155

Contractual maturities of fixed-maturity investment securities at June 30, 2013 were as follows:

(dollars in thousands)	Fair	Amortized
June 30, 2013	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$21,824	$21,763
Due after 1 year through 5 years	151,010	147,598
Due after 5 years through 10 years	139,603	139,118
Due after 10 years	52,968	50,370
Mortgage-backed, asset-backed, and collateralized securities	177,474	170,133
Total	$542,879	$528,982

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

6. Transactions with Affiliates of Fortress or AIG

SECURED TERM LOAN

Springleaf Financial Funding Company (“SFFC”), our wholly-owned subsidiary, is party to a six-year secured term loan pursuant to a credit agreement among SFFC, SFC, and most of the consumer finance operating subsidiaries of SFC (collectively, the “Subsidiary Guarantors”), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. At June 30, 2013, the outstanding principal amount of the secured term loan totaled $2.0 billion, compared to $3.8 billion at December 31, 2012. Affiliates of Fortress and affiliates of AIG owned or managed lending positions in the syndicate of lenders totaling approximately $46.1 million at June 30, 2013 and $85.0 million at December 31, 2012.

SUBSERVICING AND REFINANCE AGREEMENTS

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of MorEquity, Inc. (“MorEquity”), our wholly-owned subsidiary, and two other subsidiaries (collectively, the “Owners”), including certain securitized real estate loans. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Subservicing fees	$2,052	$2,528	$4,424	$5,145

Refinancing concessions	$12	$1,236	$265	$3,961

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly-owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively, compared to $0.3 million for the three and six months ended June 30, 2012.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our wholly-owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $46.6 million at June 30, 2013 and $46.8 million at December 31, 2012.

DERIVATIVES

At June 30, 2013 and December 31, 2012, our derivative financial instrument was with AIG Financial Products Corp. (“AIGFP”), a subsidiary of AIG. In July 2012, SFI posted $60.0 million of cash collateral with AIGFP as security for SFC’s two remaining Euro swap positions with AIGFP and agreed to act as guarantor for the swap positions. In August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. Cash collateral with AIGFP totaled $40.0 million at June 30, 2013 and December 31, 2012.

7. Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SFC’s note receivable from parent is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SFI in 2013. The note receivable from parent totaled $538.0 million at June 30, 2013 and December 31, 2012. Interest receivable on this note totaled $1.4 million at June 30, 2013 and $1.5 million at December 31, 2012. The interest rate for the unpaid principal balance (“UPB”) is the prime rate. Interest revenue on notes receivable from parent totaled $5.7 million and $10.0 million for the three and six months ended June 30, 2013, respectively. Interest revenue on notes receivable from parent totaled $4.3 million and $8.7 million for the three and six months ended June 30, 2012.

Receivables from Parent and Affiliates

At June 30, 2013 and December 31, 2012, receivables from our parent and affiliates totaled $16.5 million and $16.2 million, respectively, primarily due to a receivable from Second Street Funding Corporation, a subsidiary of SFI, for income taxes payable under current and prior tax sharing agreements, which were paid by SFC. The receivables from our parent and affiliates also include interest receivable on SFC’s note receivable from SFI discussed above.

Promissory Note

Pursuant to a promissory note dated April 1, 2013, between SFC and SpringCastle Holdings, LLC (“SCH”), a wholly-owned subsidiary of Springleaf Acquisition Corporation (“SAC”), SFC advanced $150.0 million to SCH. SAC is a wholly-owned subsidiary of SFI. The note was payable in full on December 3, 2024, and was prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance was 7.00%. SCH used the advance to fund, in part, its 47% equity interest in a newly formed joint venture with NRZ Consumer LLC, previously an indirect subsidiary of Newcastle Investment Corp. (30% equity interest) and BTO Willow Holdings, L.P. (23% equity interest), which completed a loan portfolio acquisition on April 1, 2013 for a purchase price of $3.0 billion, at which time the portfolio consisted of over 430,000 finance receivable accounts with a UPB of $3.9 billion.  On May 15, 2013, Newcastle Investment Corp. completed the spinoff of New Residential Investment Corp. and its subsidiaries, including NRZ Consumer LLC. Newcastle Investment Corp. and New Residential Investment Corp. are managed by an affiliate of Fortress. The note was paid in full on May 16, 2013. Interest revenue on this promissory note from SCH totaled $1.3 million for the three and six months ended June 30, 2013.

CASH COLLATERAL

In August 2012, Springleaf Financial Services of South Carolina, Inc. (“SLFSSC”), a subsidiary of SFC, and SFI entered into a Reimbursement Agreement (the “Reimbursement Agreement”) and a related fee agreement (the “Fee Agreement”) whereby SFI agreed to post $25.0 million of cash collateral on behalf of SLFSSC in connection with a judgment entered against SLFSSC, subject to SLFSSC’s agreement to repay the collateral in full in the event it was applied to the judgment. SLFSSC agreed to settle the litigation in late August 2012.

In December 2012, SLFSSC and SFI amended the Reimbursement Agreement and the Fee Agreement to provide that the collateral could be applied toward the settlement and that SFI would pay up to an additional $11.0 million toward the settlement on behalf of SLFSSC, subject to SLFSSC’s agreement to repay such amounts in full and to pay a fee equal to an annual rate of 8.00% of the average monthly amount paid by SFI toward the settlement until fully repaid. Subsequently, SFI paid an additional $5.8 million in December 2012, on SLFSSC’s behalf, to satisfy the remaining portion of the settlement. At December 31, 2012, the payable to SFI totaled $30.8 million, and interest payable to SFI totaled $0.1 million.

In February 2013, SFI paid an additional $3.1 million, on SLFSSC’s behalf, towards the payment of unclaimed funds to South Carolina charities. SLFSSC fully repaid SFI for the cash collateral in late March 2013 and paid SFI $0.6 million of fees under the amended Fee Agreement during the first quarter of 2013.

CAPITAL CONTRIBUTIONS

On each of January 10, 2012 and January 11, 2013, SFC received capital contributions from SFI of $10.5 million to satisfy SFC’s hybrid debt semi-annual interest payments due in January 2012 and 2013, respectively.

DERIVATIVES

As discussed in Note 6, SFI posted $60.0 million of cash collateral with AIGFP as security for SFC’s two remaining Euro swap positions with AIGFP in July 2012, and in August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. Fees payable to SFI totaled $0.3 million at June 30, 2013 and December 31, 2012. During the three and six months ended June 30, 2013, SFC paid SFI $1.0 million and $2.0 million, respectively, of collateral fees.

INTERCOMPANY AGREEMENTS

On December 24, 2012, Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, entered into the following intercompany agreements with Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”):

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three and six months ended June 30, 2013, SFMC recorded $34.1 million and $66.9 million, respectively, of service fee expenses, which are included in other operating expenses. Services fees payable to SGSC totaled $5.4 million at June 30, 2013 and $1.9 million at December 31, 2012.

License Agreement

The agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three and six months ended June 30, 2013, SFMC recorded $1.5 million and $3.0 million, respectively, of license fees, which are included as a contra expense to other operating expenses.

Building Lease

The agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $3.7 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three and six months ended June 30, 2013, SFMC recorded $0.9 million and $1.9 million, respectively, of rent charged to SGSC, which is included as a contra expense to other operating expenses.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at June 30, 2013 were as follows:

						Junior
		Medium	Euro	Secured		Subordinated
	Retail	Term	Denominated	Term		Debt
(dollars in thousands)	Notes	Notes (a)	Note (b)	Loan (c)	Securitizations	(Hybrid Debt)	Total

	4.95%-	5.40%-			1.27%-
Interest rates (d)	7.50%	6.90%	4.13%	5.50%	6.00%	6.00%

Third quarter 2013	$36,416	$-	$-	$-	$-	$-	$36,416
Fourth quarter 2013	2,903	-	416,636	-	-	-	419,539
First quarter 2014	1,115	-	-	-	-	-	1,115
Second quarter 2014	10,892	-	-	-	-	-	10,892
Remainder of 2014	344,055	-	-	-	-	-	344,055
2015	47,254	750,000	-	-	-	-	797,254
2016	-	375,000	-	-	-	-	375,000
2017	-	3,300,000	-	2,035,063	-	-	5,335,063
2018-2067	-	300,000	-	-	-	350,000	650,000
Securitizations (e)	-	-	-	-	4,218,474	-	4,218,474
Total principal maturities	$442,635	$4,725,000	$416,636	$2,035,063	$4,218,474	$350,000	$12,187,808

Total carrying amount	$413,434	$4,064,927	$408,195	$2,042,370	$4,223,634	$171,558	$11,324,118

______________________

(a)           Medium-term notes at June 30, 2013 included $300 million in aggregate principal amount of 6.00% Senior Notes due 2020.

(b)          Euro denominated note includes a €323.4 million note, shown here at the U.S. dollar equivalent at time of issuance.

(c)           Our secured term loan is issued by wholly-owned Company subsidiaries and guaranteed by SFC and the Subsidiary Guarantors.

(d)          The interest rates shown are the range of contractual rates in effect at June 30, 2013, which exclude the effect of the associated derivative instrument used in hedge accounting relationships, if applicable.

(e)           Securitizations are not included in above maturities by period due to their variable monthly repayments.

SFFC, our wholly-owned subsidiary, is the borrower of the secured term loan that is guaranteed by SFC and by the Subsidiary Guarantors. In addition, our other operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The secured term loan is secured by a first priority pledge of the stock of SFFC that was limited at the transaction date, in accordance with existing SFC debt agreements, to $167.9 million.

SFFC used the proceeds from the secured term loan to make intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible loan receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to pay down their intercompany loans from SFC. SFC used the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations.

Immediately prior to the 2013-1 securitization transaction discussed in Note 9, the real estate loans to be securitized comprised a portion of the finance receivables pledged as collateral to support the outstanding principal amount under our secured term loan. Upon completion of the securitization transaction, these real estate loans were released from the collateral pledged to support our secured term loan and the Subsidiary Guarantors elected not to pledge new finance receivables as collateral to replace the real estate loans sold in the securitization transaction. The voluntary reduction of the collateral pledged required SFFC to make a mandatory prepayment of a portion of the outstanding principal (plus accrued interest). As a result, SFFC made a mandatory prepayment on April 11, 2013, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest).

On each of May 15, 2013 and May 30, 2013, SFFC made additional prepayments, without penalty or premium of $500.0 million of outstanding principal (plus accrued interest) on the secured term loan.

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

9. Variable Interest Entities

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

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary; therefore, we consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have the ability to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Such ability stems from having prescribed detailed servicing standards and procedures that the third-party servicer and Nationstar must observe (and which cannot be modified without our consent), and from our mandatory involvement in certain loan workouts and disposals of defaulted loans or related collateral. Our retained subordinated and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

The asset-backed and mortgage-backed securities issued by the securitization trusts are backed by the expected cash flows from securitized finance receivables. Cash inflows from these finance receivables are distributed to investors and service providers in accordance with each transaction’s contractual priority of payments (“waterfall”) and, as such, most of these inflows must be directed first to service and repay each trust’s senior notes or certificates held principally by third-party investors. After these senior obligations are extinguished, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in each trust. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default.

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	June 30,	December 31,
(dollars in thousands)	2013	2012

Assets
Finance receivables	$5,685,216	$3,977,412
Allowance for finance receivable losses	45,830	14,690
Restricted cash	213,878	104,853

Liabilities
Long-term debt	$4,223,634	$2,978,338

2013 Securitization Transactions

2013-A Securitization. On February 19, 2013, we completed a private securitization transaction in which a wholly-owned special purpose vehicle sold $567.9 million of notes backed by personal loans of Springleaf Funding Trust 2013-A (the “2013-A Trust”), at a 2.83% weighted average yield. We sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement of the transaction. We initially retained $36.4 million of the 2013-A Trust’s subordinate asset-backed notes.

2013-1 Securitization. On April 10, 2013, we completed a private securitization transaction in which a wholly-owned special purpose vehicle sold $782.5 million of notes backed by real estate loans of Springleaf Mortgage Loan Trust 2013-1 (the “2013-1 Trust”), at a 2.85% weighted average yield. We sold the mortgage-backed notes for $782.4 million, after the price discount but before expenses. We initially retained $236.8 million of the 2013-1 Trust’s subordinate mortgage-backed notes.

2013-B Securitization. On June 19, 2013, we completed a private securitization transaction in which a wholly-owned special purpose vehicle sold $256.2 million of notes backed by personal loans of Springleaf Funding Trust 2013-B (the “2013-B Trust”), at a 4.11% weighted average yield. We sold the asset-backed notes for $255.4 million, after the price discount but before expenses and a $4.4 million interest reserve requirement of the transaction. We initially retained $114.0 million of the 2013-B Trust’s senior asset-backed notes and $29.8 million of the 2013-B Trust’s subordinate asset-backed notes.

Sales of Previously Retained Notes

During the second quarter of 2013, we sold the following previously retained mortgage-backed notes:

•                 $20.0 million mortgage-backed notes from our 2012-2 securitization and subsequently recorded $20.7 million of additional debt; and

•                 $7.5 million mortgage-backed notes from our 2012-3 securitization and subsequently recorded $7.8 million of additional debt.

VIE Interest Expense

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs for the three and six months ended June 30, 2013 totaled $49.1 million and $89.8 million, respectively. Consolidated interest expense related to these VIEs for the three and six months ended June 30, 2012 totaled $20.5 million and $41.1 million, respectively.

UNCONSOLIDATED VIE

We have established a VIE that holds the junior subordinated debt. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at June 30, 2013 or December 31, 2012.

10. Derivative Financial Instruments

SFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures to interest rate and currency risks in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. At June 30, 2013, SFC’s remaining derivative financial instrument (included in other assets) consisted of a cross currency interest rate swap agreement that matures in November 2013.

While SFC’s cross currency interest rate swap agreement mitigates economic exposure of related debt, it does not currently qualify as a cash flow or fair value hedge under U.S. GAAP.

The fair value of our remaining derivative instrument presented on a gross basis was as follows:

	June 30, 2013			December 31, 2012
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Non-Designated Hedging Instruments
Cross currency interest rate	$416,636	$20,836	$-	$416,636	$26,699	$-

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss, reclassified from accumulated other comprehensive income or loss into other revenues (effective portion) and interest expense (effective portion), and recognized in other revenues (ineffective portion) were as follows:

		From AOCI(L) (a) to			Recognized
		Other	Interest		in Other
(dollars in thousands)	AOCI(L)	Revenues	Expense	Earnings (b)	Revenues

Three Months Ended June 30, 2013

Cross currency interest rate	$-	$-	$-	$-	$-

Three Months Ended June 30, 2012

Cross currency interest rate	$(32,737)	$(32,596)	$(79)	$(32,675)	$(478)

Six Months Ended June 30, 2013

Cross currency interest rate	$-	$-	$160	$160	$-

Six Months Ended June 30, 2012

Cross currency interest rate	$(16,987)	$(12,746)	$76	$(12,670)	$(426)

(a)          Accumulated other comprehensive income (loss).

(b)          Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues and to interest expense for cash flow hedges as disclosed on our condensed consolidated statement of comprehensive income (loss).

We elected to discontinue hedge accounting prospectively on one of our cash flow hedges as of May 2012 and terminated this cross currency interest rate swap agreement in August 2012. We continued to report the gain related to the discontinued and terminated cash flow hedge in accumulated other comprehensive loss. In January 2013, we reclassified the remaining $0.2 million of deferred net gain on cash flow hedges from accumulated other comprehensive income or loss to earnings.

The amounts recognized in other revenues for non-designated hedging instruments were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Non-Designated Hedging Instruments
Cross currency interest rate	$(203)	$(1,141)	$(4,362)	$(4,581)

Derivative adjustments included in other revenues consisted of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Mark to market gains (losses)	$2,371	$(40,585)	$(14,504)	$(27,323)
Net interest income	3,862	3,934	7,460	9,621
Credit valuation adjustment gains (losses)	(1)	(1,287)	39	(3,826)
Ineffectiveness losses	-	(478)	-	(426)
Other	-	741	-	741
Total	$6,232	$(37,675)	$(7,005)	$(21,213)

SFC is exposed to credit risk if counterparties to its swap agreement do not perform. SFC regularly monitors counterparty credit ratings throughout the term of the agreement. SFC’s exposure to market risk is limited to changes in the value of its swap agreement offset by changes in the value of the hedged debt.

 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

					Total
					Accumulated
	Unrealized	Unrealized	Retirement	Foreign	Other
	Gains (Losses)	Gains (Losses)	Plan	Currency	Comprehensive
	Investment	Cash Flow	Liabilities	Translation	Income
(dollars in thousands)	Securities	Hedges	Adjustments	Adjustments	(Loss)

Three Months Ended
June 30, 2013

Balance at beginning of period	$17,198	$-	$8,120	$6,241	$31,559
Other comprehensive loss before reclassifications	(6,783)	-	-	(20)	(6,803)
Reclassification adjustments from accumulated other comprehensive income	(1,336)	-	-	-	(1,336)
Balance at end of period	$9,079	$-	$8,120	$6,221	$23,420

Three Months Ended
June 30, 2012

Balance at beginning of period	$10,640	$1,552	$(21,612)	$3,544	$(5,876)
Other comprehensive income (loss) before reclassifications	1,871	(21,279)	(216)	(2,179)	(21,803)
Reclassification adjustments from accumulated other comprehensive income	343	21,238	-	-	21,581
Balance at end of period	$12,854	$1,511	$(21,828)	$1,365	$(6,098)

Six Months Ended
June 30, 2013

Balance at beginning of period	$17,255	$104	$8,120	$4,127	$29,606
Other comprehensive income (loss) before reclassifications	(6,859)	-	-	2,094	(4,765)
Reclassification adjustments from accumulated other comprehensive income	(1,317)	(104)	-	-	(1,421)
Balance at end of period	$9,079	$-	$8,120	$6,221	$23,420

Six Months Ended
June 30, 2012

Balance at beginning of period	$5,213	$4,318	$(35,221)	$152	$(25,538)
Other comprehensive income (loss) before reclassifications	7,408	(11,042)	13,393	1,213	10,972
Reclassification adjustments from accumulated other comprehensive income	233	8,235	-	-	8,468
Balance at end of period	$12,854	$1,511	$(21,828)	$1,365	$(6,098)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Unrealized gains (losses) on investment securites:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$2,055	$(528)	$2,026	$(358)
Income tax effect	(719)	185	(709)	125
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	1,336	(343)	1,317	(233)

Unrealized gains (losses) on cash flow hedges:
Reclassification from accumulated other comprehensive income (loss) to interest expense, before taxes	-	(79)	160	76
Reclassification from accumulated other comprehensive income (loss) to other revenues, before taxes	-	(32,596)	-	(12,746)
Income tax effect	-	11,437	(56)	4,435
Reclassification from accumulated other comprehensive income (loss) to interest expense and other revenues, net of taxes	-	(21,238)	104	(8,235)
Total	$1,336	$(21,581)	$1,421	$(8,468)

 12.  Income Taxes

At June 30, 2013, we had a net deferred tax liability of $210.0 million, compared to $298.9 million at December 31, 2012. The decrease in the net deferred tax liability was primarily due to an improvement in the fair value of our finance receivables, which are marked to market value for tax basis. We had a partial valuation allowance on our state deferred tax assets, net of a deferred federal tax benefit of $19.0 million at June 30, 2013, compared to $19.7 million at December 31, 2012. We also had a valuation allowance against our United Kingdom operations of $19.9 million at June 30, 2013 and $19.6 million at December 31, 2012.

The effective tax rate for the six months ended June 30, 2013 was 43.6%. The effective tax rate differed from the federal statutory rate primarily due to an increase of 5.5% for the provision for state income taxes, net of benefit from federal income taxes, and an increase of 4.4% for an out-of-period adjustment in the first quarter of 2013. This adjustment, although temporary in nature, had an impact on the state tax expense since the adjustment impacted various states that have net operating losses and valuation allowances.

13.  Restructuring

As part of a strategic effort to streamline operations and reduce expenses, we initiated the following restructuring activities during the first half of 2012:

•                 ceased originating real estate loans in the United States and the United Kingdom;

•                 ceased branch-based personal lending and retail sales financing in 14 states where we did not have a significant presence;

•                 consolidated certain branch operations in 26 states; and

•                 closed 231 branch offices (16 branch offices in the second quarter of 2012).

As a result of these initiatives, during the first half of 2012 we reduced our workforce at our branch offices, at our Evansville, Indiana headquarters, and in the United Kingdom by 820 employees (130 employees during the second quarter of 2012) and incurred a pretax charge of $23.5 million ($1.9 million in the second quarter of 2012).

Restructuring expenses and related asset impairment and other expenses by segment were as follows:

(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Consolidated Total

Three Months Ended
June 30, 2012

Restructuring expenses	$740	$28	$262	$887	$1,917

Six Months Ended
June 30, 2012

Restructuring expenses	$15,634	$229	$818	$6,822	$23,503

Changes in the restructuring liability were as follows:

(dollars in thousands)	Severance Expenses	Contract Termination Expenses	Asset Writedowns	Other Exit Expenses*	Total Restructuring Expenses

Three Months Ended
June 30, 2013

Balance at beginning of period	$8	$213	$-	$-	$221
Amounts paid	(8)	(100)	-	-	(108)
Balance at end of period	$-	$113	$-	$-	$113

Three Months Ended
June 30, 2012

Balance at beginning of period	$7,349	$4,018	$-	$898	$12,265
Amounts charged to expense	1,313	308	252	44	1,917
Amounts paid	(6,494)	(2,717)	-	(545)	(9,756)
Non-cash expenses	-	-	(252)	-	(252)
Balance at end of period	$2,168	$1,609	$-	$397	$4,174

Six Months Ended
June 30, 2013

Balance at beginning of period	$56	$365	$-	$-	$421
Amounts paid	(56)	(252)	-	-	(308)
Balance at end of period	$-	$113	$-	$-	$113

Six Months Ended
June 30, 2012

Balance at beginning of period	$-	$-	$-	$-	$-
Amounts charged to expense	11,600	5,840	5,246	817	23,503
Amounts paid	(9,432)	(4,231)	-	(620)	(14,283)
Non-cash expenses	-	-	(5,246)	200	(5,046)
Balance at end of period	$2,168	$1,609	$-	$397	$4,174

*                  Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the Fortress Acquisition.

We do not anticipate any additional future restructuring expenses to be incurred that can be reasonably estimated at June 30, 2013.

 14.  Contingencies

LEGAL CONTINGENCIES

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with its activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While we will continue to identify certain legal actions where we believe a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that we have not yet been notified of or are not yet determined to be probable or reasonably possible and reasonably estimable.

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

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (“FSA”) guidelines on the treatment of PPI complaints. In addition, the FSA issued a guidance consultation paper in March 2012 on the payment protection insurance customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate. The total reserves related to the estimated PPI claims were $44.9 million at June 30, 2013 and $62.7 million at December 31, 2012. In 2012, our professional indemnity insurance claim was disputed, and in the fourth quarter of 2012, we reversed this claim based upon our assessment that the probability of the recovery of the claim no longer met the probability standard for recognition.

 15.  Risks and Uncertainties Related to Liquidity and Capital Resources

We currently have a significant amount of indebtedness in relation to our equity. SFC’s credit ratings are non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability and cost to refinance our indebtedness.

There are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•                 our inability to grow our personal loan portfolio with adequate profitability;

•                 the effect of federal, state and local laws, regulations, or regulatory policies and practices;

•                 the liquidation and related losses within our real estate portfolio could be substantial and result in reduced cash receipts;

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans;

•                  our inability to monetize assets including, but not limited to, our access to debt and securitization markets and our note receivable from parent; and

•                 the potential for disruptions in bond and equity markets.

At June 30, 2013, we had $621.9 million of cash and cash equivalents and during the six months ended June 30, 2013 we generated net income of $17.7 million and net cash inflow from operating and investing activities of $454.9 million. At June 30, 2013, our remaining principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $706.9 million. Additionally, we have $244.0 million of debt maturities and interest payments (excluding securitizations) due in the first half of 2014. As of June 30, 2013, we had UPB of $1.1 billion of unencumbered personal loans and $1.6 billion of unencumbered real estate loans. In addition, SFC may demand payment of some or all of its note receivable from SFI ($538.0 million outstanding at June 30, 2013); however, SFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SFI in 2013.

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

 16.  Benefit Plans

Effective December 31, 2012, the Springleaf Financial Services Retirement Plan (the “Retirement Plan”) and the CommoLoCo Retirement Plan (a defined benefit pension plan for our employees in Puerto Rico) were frozen. Our current and former employees will not lose any vested benefits in the Retirement Plan or the CommoLoCo Retirement Plan that accrued prior to January 1, 2013.

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Pension

Components of net periodic benefit cost:
Service cost	$-	$3,727	$-	$8,124
Interest cost	3,589	4,791	7,179	9,555
Expected return on assets	(3,874)	(5,159)	(7,748)	(10,371)
Amortization of net loss	12	24	24	273
Net periodic benefit cost	$(273)	$3,383	$(545)	$7,581

Postretirement

Components of net periodic benefit cost:
Service cost	$81	$77	$162	$158
Interest cost	64	71	128	143
Curtailment gain	-	-	-	(110)
Net periodic benefit cost	$145	$148	$290	$191

17.  Segment Information

During the fourth quarter of 2012, we redefined our segments to coincide with how our businesses are managed. Effective December 31, 2012, our three segments include: Consumer, Insurance, and Real Estate. These segments evolved primarily from management’s redefined business strategy, including its decision to cease real estate lending effective January 1, 2012 and to shift its focus to personal loan products which we believe have significant prospects for growth and business development due to the strong demand in our target market of nonprime borrowers. Throughout 2012, management continued to refine our business strategy and operating footprint and the reporting tools necessary to manage the Company under the new segments, which ultimately led to our new segment reporting. Management considers Consumer and Insurance as our Core Consumer Operations and Real Estate as our Non-Core Portfolio.

Our segments are managed as follows:

Core Consumer Operations

•                 Consumer - We originate and service personal loans (secured and unsecured) in 26 states, which are our core operating states. To supplement our lending activities, we may purchase finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

•                 Insurance - We offer credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. We also require credit-related property and casualty insurance, when needed, to protect our interest in the property pledged as collateral on loans secured by real estate or automobiles.

Non-Core Portfolio

•                 Real Estate - We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices are either serviced by our branch personnel or centrally serviced at our Evansville, Indiana location or other specialized servicing centers. Real estate loans previously acquired or originated through centralized distribution channels are serviced by one of our wholly-owned subsidiaries, MorEquity, all of which are subserviced by Nationstar, except for certain securitized real estate loans, which are serviced and subserviced by third parties. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. As a result of the cessation of real estate lending effective January 1, 2012, all of our real estate loans are in a liquidating status.

The remaining components (which we refer to as “Other”) consist of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending and retail sales financing as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary.

Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we continue to report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry.

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

The following tables present information about the Company’s segments as well as reconciliations to the condensed consolidated financial statement amounts. Due to the changes in the composition of our previously reported segments, we have restated the corresponding segment information for the prior period.

					Total
					Historical	Push-down
					Accounting	Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Basis	Adjustments	Total

Three Months Ended
June 30, 2013

Interest income:
Finance charges	$170,538	$-	$175,618	$12,286	$358,442	$49,617	$408,059
Interest expense	36,188	-	137,952	4,009	178,149	36,646	214,795
Net interest income	134,350	-	37,666	8,277	180,293	12,971	193,264
Provision for finance receivable losses	(5,946)	-	73,645	(6,741)	60,958	7,685	68,643
Net interest income after provision for finance receivable losses	140,296	-	(35,979)	15,018	119,335	5,286	124,621
Other revenues:
Insurance	-	35,956	-	20	35,976	(9)	35,967
Investment	-	13,454	-	-	13,454	(1,799)	11,655
Intersegment - insurance commissions	17,534	(17,536)	30	(28)	-	-	-
Other	(1,159)	2,578	(18,031)	5,226	(11,386)	21,429	10,043
Total other revenues	16,375	34,452	(18,001)	5,218	38,044	19,621	57,665
Other expenses:
Operating expenses:
Salaries and benefits	62,244	2,353	6,493	4,604	75,694	(54)	75,640
Other operating expenses	29,630	2,741	13,917	2,515	48,803	1,159	49,962
Insurance losses and loss adjustment expenses	-	16,556	-	-	16,556	(210)	16,346
Total other expenses	91,874	21,650	20,410	7,119	141,053	895	141,948
Income (loss) before provision for (benefit from) income taxes	$64,797	$12,802	$(74,390)	$13,117	$16,326	$24,012	$40,338

					Total
					Historical	Push-down
					Accounting	Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Basis	Adjustments	Total

Three Months Ended
June 30, 2012

Interest income:
Finance charges	$140,803	$-	$207,543	$27,216	$375,562	$36,374	$411,936
Finance receivables held for sale originated as held for investment	-	-	1,477	-	1,477	4	1,481
Total interest income	140,803	-	209,020	27,216	377,039	36,378	413,417
Interest expense	34,205	-	171,101	9,335	214,641	61,028	275,669
Net interest income	106,598	-	37,919	17,881	162,398	(24,650)	137,748
Provision for finance receivable losses	13,794	-	16,374	2,730	32,898	36,514	69,412
Net interest income after provision for finance receivable losses	92,804	-	21,545	15,151	129,500	(61,164)	68,336
Other revenues:
Insurance	-	31,774	-	29	31,803	(29)	31,774
Investment	-	9,169	-	-	9,169	(2,597)	6,572
Intersegment - insurance commissions	11,772	(11,767)	21	(26)	-	-	-
Other	2,082	1,079	(4,170)	5,608	4,599	(9,859)	(5,260)
Total other revenues	13,854	30,255	(4,149)	5,611	45,571	(12,485)	33,086
Other expenses:
Operating expenses:
Salaries and benefits	58,293	2,933	6,822	6,822	74,870	(122)	74,748
Other operating expenses	36,445	3,335	21,664	14,586	76,030	629	76,659
Restructuring expenses	740	28	262	887	1,917	-	1,917
Insurance losses and loss adjustment expenses	-	14,862	-	-	14,862	(246)	14,616
Total other expenses	95,478	21,158	28,748	22,295	167,679	261	167,940

Income (loss) before provision for (benefit from) income taxes	$11,180	$9,097	$(11,352)	$(1,533)	$7,392	$(73,910)	$(66,518)

					Total
					Historical	Push-down
					Accounting	Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Basis	Adjustments	Total

At or for the Six Months
Ended June 30, 2013

Interest income:
Finance charges	$331,021	$-	$360,574	$27,630	$719,225	$98,631	$817,856
Interest expense	73,139	-	288,742	8,869	370,750	71,146	441,896
Net interest income	257,882	-	71,832	18,761	348,475	27,485	375,960
Provision for finance receivable losses	14,015	-	150,528	(5,748)	158,795	5,933	164,728
Net interest income after provision for finance receivable losses	243,867	-	(78,696)	24,509	189,680	21,552	211,232
Other revenues:
Insurance	-	68,848	-	40	68,888	(21)	68,867
Investment	-	22,746	-	-	22,746	(3,211)	19,535
Intersegment - insurance commissions	28,210	(28,205)	58	(63)	-	-	-
Other	(736)	4,371	(19,131)	9,653	(5,843)	21,148	15,305
Total other revenues	27,474	67,760	(19,073)	9,630	85,791	17,916	103,707
Other expenses:
Operating expenses:
Salaries and benefits	123,458	4,117	12,990	13,080	153,645	(107)	153,538
Other operating expenses	58,775	5,081	28,646	4,107	96,609	2,315	98,924
Insurance losses and loss adjustment expenses	-	31,524	-	-	31,524	(424)	31,100
Total other expenses	182,233	40,722	41,636	17,187	281,778	1,784	283,562
Income (loss) before provision for (benefit from) income taxes	$89,108	$27,038	$(139,405)	$16,952	$(6,307)	$37,684	$31,377

Assets	$2,840,897	$1,040,502	$9,013,490	$1,256,636	$14,151,525	$(678,170)	$13,473,355

					Total
					Historical	Push-down
					Accounting	Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Basis	Adjustments	Total

At or for the Six Months
Ended June 30, 2012

Interest income:
Finance charges	$280,231	$-	$421,148	$60,373	$761,752	$91,359	$853,111
Finance receivables held for sale originated as held for investment	-	-	2,390	-	2,390	4	2,394
Total interest income	280,231	-	423,538	60,373	764,142	91,363	855,505
Interest expense	66,695	-	343,065	20,127	429,887	126,362	556,249
Net interest income	213,536	-	80,473	40,246	334,255	(34,999)	299,256
Provision for finance receivable losses	28,838	-	81,818	4,533	115,189	21,405	136,594
Net interest income after provision for finance receivable losses	184,698	-	(1,345)	35,713	219,066	(56,404)	162,662
Other revenues:
Insurance	-	61,332	-	61	61,393	(70)	61,323
Investment	-	20,250	-	-	20,250	(4,619)	15,631
Intersegment - insurance commissions	19,181	(19,498)	36	281	-	-	-
Other	2,377	1,630	(28,540)	10,848	(13,685)	(8,452)	(22,137)
Total other revenues	21,558	63,714	(28,504)	11,190	67,958	(13,141)	54,817
Other expenses:
Operating expenses:
Salaries and benefits	124,291	5,770	14,793	18,397	163,251	(259)	162,992
Other operating expenses	64,106	6,118	44,654	24,681	139,559	2,824	142,383
Restructuring expenses	15,634	229	818	6,822	23,503	-	23,503
Insurance losses and loss adjustment expenses	-	27,716	-	-	27,716	(566)	27,150
Total other expenses	204,031	39,833	60,265	49,900	354,029	1,999	356,028

Income (loss) before provision for (benefit from) income taxes	$2,225	$23,881	$(90,114)	$(2,997)	$(67,005)	$(71,544)	$(138,549)

Assets	$2,503,945	$948,730	$10,106,486	$2,456,454	$16,015,615	$(718,938)	$15,296,677

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total	Total
				Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

June 30, 2013

Assets
Cash and cash equivalents	$621,869	$-	$-	$621,869	$621,869
Investment securities	102	521,082	24,626	545,810	545,810
Net finance receivables, less allowance for finance receivable losses	-	-	11,300,556	11,300,556	11,130,317
Note receivable from parent	-	537,989	-	537,989	537,989
Restricted cash	225,800	-	-	225,800	225,800
Other assets:
Commercial mortgage loans	-	-	99,913	99,913	108,051
Cross currency interest rate derivative	-	20,836	-	20,836	20,836
Escrow advance receivable	-	-	18,893	18,893	18,893
Receivable from parent and affiliates	-	16,513	-	16,513	16,513

Liabilities
Long-term debt	$-	$11,943,886	$-	$11,943,886	$11,324,118

December 31, 2012

Assets
Cash and cash equivalents	$1,357,212	$-	$-	$1,357,212	$1,357,212
Investment securities	255	639,148	29,767	669,170	669,170
Net finance receivables, less allowance for finance receivable losses	-	-	11,608,720	11,608,720	11,516,591
Note receivable from parent	-	537,989	-	537,989	537,989
Restricted cash	113,703	-	-	113,703	113,703
Other assets:
Commercial mortgage loans	-	-	99,933	99,933	110,398
Cross currency interest rate derivative	-	26,699	-	26,699	26,699
Escrow advance receivable	-	-	18,520	18,520	18,520
Receivable from parent and affiliates	-	16,196	-	16,196	16,196

Liabilities
Long-term debt	$-	$12,912,712	$-	$12,912,712	$12,454,316
Payable to affiliate	-	30,750	-	30,750	30,750

FAIR VALUE MEASUREMENTS – RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

June 30, 2013

Assets
Cash and cash equivalents in mutual funds	$303,639	$-	$-	$303,639
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	34,700	-	34,700
Obligations of states, municipalities, and political subdivisions	-	110,230	-	110,230
Corporate debt	-	207,361	13,114	220,475
RMBS	-	148,201	218	148,419
CMBS	-	14,853	2	14,855
CDO/ABS	-	5,737	8,463	14,200
Total	-	521,082	21,797	542,879
Other long-term investments (a)	-	-	1,478	1,478
Common stocks (b)	102	-	-	102
Total investment securities	102	521,082	23,275	544,459
Restricted cash in mutual funds	198,222	-	-	198,222
Other assets - cross currency interest rate derivative	-	20,836	-	20,836
Total	$501,963	$541,918	$23,275	$1,067,156

December 31, 2012

Assets
Cash and cash equivalents in mutual funds	$630,227	$-	$-	$630,227
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	36,442	-	36,442
Obligations of states, municipalities, and political subdivisions	-	140,224	-	140,224
Corporate debt	-	274,272	13,417	287,689
RMBS	-	172,135	74	172,209
CMBS	-	12,899	153	13,052
CDO/ABS	-	3,176	13,392	16,568
Total	-	639,148	27,036	666,184
Other long-term investments (a)	-	-	1,380	1,380
Common stocks (b)	255	-	-	255
Total investment securities	255	639,148	28,416	667,819
Restricted cash in mutual funds	93,781	-	-	93,781
Other assets - cross currency interest rate derivative	-	26,699	-	26,699
Total	$724,263	$665,847	$28,416	$1,418,526

___________________

(a)           Other long-term investments excludes our interest in a limited partnership of $0.5 million at June 30, 2013 and $0.6 million at December 31, 2012 that we account for using the equity method.

(b)          Common stocks excludes stocks not carried at fair value of $0.9 million at June 30, 2013 and $0.7 million at December 31, 2012.

We had no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2013.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2013:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Three Months Ended June 30, 2013

Investment securities:
Bonds:
Corporate debt	$13,877	$60	$(223)	$(600)	$-	$-	$13,114
RMBS	65	(1)	154	-	-	-	218
CMBS	2	-	-	-	-	-	2
CDO/ABS	13,172	511	(422)	(4,798)	-	-	8,463
Total	27,116	570	(491)	(5,398)	-	-	21,797
Other long-term investments (b)	1,340	2	147	(11)	-	-	1,478
Total investment securities	$28,456	$572	$(344)	$(5,409)	$-	$-	$23,275

_________________

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended June 30, 2013.

(b)          Other long-term investments excludes our interest in a limited partnership of $0.5 million at June 30, 2013 that we account for using the equity method.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2012:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Three Months Ended June 30, 2012

Investment securities:
Bonds:
RMBS	$1,848	$40	$199	$(62)	$-	$-	$2,025
CMBS	8,367	(7)	(318)	(178)	-	-	7,864
CDO/ABS	9,612	94	95	(105)	-	-	9,696
Total	19,827	127	(24)	(345)	-	-	19,585
Other long-term investments (b)	3,486	-	(779)	-	-	-	2,707
Total investment securities	$23,313	$127	$(803)	$(345)	$-	$-	$22,292

___________________

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended June 30, 2012.

(b)          Other long-term investments excludes our interest in a limited partnership of $1.3 million at June 30, 2012 that we account for using the equity method.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Six Months Ended June 30, 2013

Investment securities:
Bonds:
Corporate debt	$13,417	$(109)	$287	$(481)	$-	$-	$13,114
RMBS	74	(35)	179	-	-	-	218
CMBS	153	(8)	6	(149)	-	-	2
CDO/ABS	13,392	622	(531)	(5,020)	-	-	8,463
Total	27,036	470	(59)	(5,650)	-	-	21,797
Other long-term investments (b)	1,380	2	107	(11)	-	-	1,478
Total investment securities	$28,416	$472	$48	$(5,661)	$-	$-	$23,275

___________________

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the six months ended June 30, 2013.

(b)          Other long-term investments excludes our interest in a limited partnership of $0.5 million at June 30, 2013 that we account for using the equity method.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Six Months Ended June 30, 2012

Investment securities:
Bonds:
Corporate debt	$2,800	$3	$184	$(2,987)	$-	$-	$-
RMBS	1,914	36	192	(117)	-	-	2,025
CMBS	7,944	(11)	283	(352)	-	-	7,864
CDO/ABS	8,916	132	857	(209)	-	-	9,696
Total	21,574	160	1,516	(3,665)	-	-	19,585
Other long-term investments (b)	4,127	-	(484)	(936)	-	-	2,707
Common stocks	3	(5)	2	-	-	-	-
Total investment securities	$25,704	$155	$1,034	$(4,601)	$-	$-	$22,292

___________________

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the six months ended June 30, 2012.

(b)          Other long-term investments excludes our interest in a limited partnership of $1.3 million at June 30, 2012 that we account for using the equity method.

There were no unrealized gains or losses recognized in earnings on instruments held at June 30, 2013 or 2012.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at June 30, 2013 and December 31, 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2013	December 31, 2012
Corporate debt	Discounted cash flows	Yield	2.69% - 7.65% (4.46%)	2.74% - 7.35% (4.45%)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A*	N/A*

________________

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2013

Assets
Real estate owned	$-	$-	$65,031	$65,031
Commercial mortgage loans	-	-	10,914	10,914
Total	$-	$-	$75,945	$75,945

December 31, 2012

Assets
Real estate owned	$-	$-	$98,379	$98,379
Commercial mortgage loans	-	-	19,037	19,037
Total	$-	$-	$117,416	$117,416

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Assets
Real estate owned	$5,722	$6,536	$13,602	$19,860
Commercial mortgage loans	(1,585)	601	(1,713)	1,467
Finance receivables held for sale	-	-	-	1,371
Total	$4,137	$7,137	$11,889	$22,698

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value for the three and six months ended June 30, 2013 and 2012 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans to record their fair value for the three and six months ended June 30, 2013 and 2012 and recorded the net impairments in investment revenues.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our Real Estate segment to their fair value for the six months ended June 30, 2012 and recorded the writedowns in other revenues.

The unobservable inputs and quantitative data used in our Level 3 valuations for our real estate owned, commercial mortgage loans, and finance receivables held for sale were developed and used in models created by our third-party valuation service providers or valuations provided by external parties. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2013	December 31, 2012
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*
Finance receivables held for sale	Market approach	Negotiated prices with prospective purchasers	N/A*	N/A*

________________

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

19. Subsequent Events

SECURITIZATION

On July 9, 2013, we completed a private securitization transaction in which a wholly-owned special purpose vehicle sold $599.4 million of notes backed by real estate loans of the Springleaf Mortgage Loan Trust 2013-2 (the “2013-2 Trust”), at a 2.88% weighted average yield. We sold the mortgage-backed notes for $590.9 million, after the price discount but before expenses. We initially retained $535.1 million of the 2013-2 Trust’s subordinate mortgage-backed notes.

SECURED TERM LOAN PREPAYMENT

On July 29, 2013, SFFC made a prepayment, without penalty or premium of $235.1 million of outstanding principal (plus accrued interest) on the secured term loan. Following the prepayment, the outstanding principal amount of the secured term loan totaled $1.8 billion.

SALES OF PREVIOUSLY RETAINED NOTES

Subsequent to June 30, 2013, we sold $54.0 million of the previously retained mortgage-backed notes from our 2013-2 securitization and subsequently recorded $51.3 million of additional debt in July 2013.

INTERCOMPANY DEMAND NOTE

Pursuant to an intercompany demand note dated July 26, 2013 between SFC and SFI, SFI may borrow up to $50.0 million from SFC. The note is payable in full on December 14, 2014, and is prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the UPB is 7.00%. SFI expects to use advances under the note, if any, for general corporate purposes.

TERMINATION OF DERIVATIVE FINANCIAL INSTRUMENT

On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement with AIGFP, a subsidiary of AIG, and recorded a loss of $1.9 million in other revenues. The notional amount of this swap agreement totaled $416.6 million at August 5, 2013. Immediately following this termination, we had no derivative financial instruments.

As a result of this termination, AIGFP returned the cash collateral of $40.0 million to SFI, which was used as security for SFC’s remaining Euro swap position with AIGFP as discussed in Note 6.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to, among other things, future events and financial performance. When used in this report, the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” “may,” “will,” “could,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•                 changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from the Insurance segment;

•                 levels of unemployment and personal bankruptcies;

•                 shifts in residential real estate values;

•                 shifts in collateral values, delinquencies, or credit losses;

•                 natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•                 war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce;

•                 changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•                 the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or lack of capacity to repay;

•                 changes in our ability to attract and retain employees or key executives to support our businesses;

•                 changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels, and the strength and ability of our competitors to operate independently or to enter into business combinations that result in a more attractive range of customer products or provide greater financial resources;

•                 changes in federal, state and local laws, regulations, or regulatory policies and practices;

•                 the potential for increased costs and difficulty in servicing our legacy real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our real estate loans that were originated or acquired centrally;

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with such transactions;

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

•                 the potential for downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•                 the impacts of our securitizations and borrowings;

•                 our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries; and

•                 changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business.

We also direct readers to other risks and uncertainties discussed in other documents we file with the SEC. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

Overview

We are a leading national consumer finance company offering responsible consumer lending products and related credit insurance products to customers who generally need timely access to cash. As of June 30, 2013, we serviced over 955,000 finance receivable customer accounts through our network of over 830 branch offices in 26 states and our centralized support operations located in Evansville, Indiana and other specialized servicing centers to support our branch operations.

Our core product offerings include:

•                 Personal Loans - We offer personal loans to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of 2 to 4 years. These personal loans are generally secured by titled personal property (such as automobiles), consumer goods or other personal property, but some are unsecured.

•                 Insurance Products - We offer credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. We also require credit-related property and casualty insurance, when needed, to protect our interest in the property pledged as collateral on loans secured by real estate or automobiles. Credit insurance and non-credit insurance products are provided by our subsidiaries, Merit and Yosemite. The ancillary products are home security and auto security membership plans and home appliance service contracts of unaffiliated companies.

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

•                 Retail Sales Finance - Through January 15, 2013, we purchased retail sales contracts and revolving retail accounts arising from the retail sale of consumer goods and services by retail merchants. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

2012 STRATEGIC REVIEW

Restructuring Activities

We initiated the following restructuring activities during the first half of 2012:  (1) we ceased originating real estate loans in the United States and the United Kingdom effective January 1, 2012 to focus on our other lending products, which we believe have greater growth potential; (2) we also ceased branch-based personal lending and retail sales financing in 14 states where we do not have a significant presence; (3) we consolidated certain branch operations in 26 states; and (4) we closed 231 branch offices (16 branch offices in the second quarter of 2012). As a result of these restructuring activities, we reduced our workforce by 820 employees (130 employees in the second quarter of 2012), and we incurred a pretax charge of $23.5 million during the first half of 2012 ($1.9 million in the second quarter of 2012).

Sale of Finance Receivables and Mortgage Brokerage Business

On August 29, 2012, our subsidiaries in the United Kingdom sold their entire finance receivable portfolios totaling $103.1 million, which resulted in a gain of $6.3 million. On August 31, 2012, our subsidiaries in the United Kingdom sold their mortgage brokerage business consisting of various intangible assets including supplier lists, records, sales, marketing and promotional material, the business pipeline, the client database and records, and the brand name, which resulted in a gain of $0.6 million. As a result of the sales of these assets, as well as our decision to cease loan originations in the United Kingdom, we recorded a loss of $4.6 million in the third quarter of 2012, which represented the full impairment of our United Kingdom customer lists intangible assets and wrote off $1.4 million of related fixed assets.

Corporate Reorganization

In mid-2012, SFI took the initial steps to explore additional growth opportunities, including centralized online lending and strategic acquisitions of loan portfolios. SFI created Springleaf Consumer Loan, Inc. (“SCLI”) for centralized online lending to customers out of the SFC branch footprint. In addition to direct lending, SCLI has established certain strategic alliances with our state branch operating entities to provide online loan processing services for customers who are located in the geographic footprint of our branch network, but who prefer the convenience of interacting with us primarily online. Among other things, SCLI provides loan application processing and credit underwriting services on behalf of our branch offices for loan applications submitted through a centralized online or telephone application system that are within the branch footprint. SFI also created SAC for potential portfolio and other acquisitions. Subsidiaries of SAC and certain third parties recently purchased a portfolio of personal loans. SCLI and SAC are not subsidiaries of SFC.

In 2012, SFI and SFC realigned their internal structure related to the provision of certain administrative services. Historically, the employer for all of our employees has been SFMC, a subsidiary of SFC. SFMC provided management services for all of our companies, and also provided the employees who work in the branches for our state consumer lending entities. Because employees who work at our headquarters and certain other employees provide services to all of our entities, including subsidiaries of SFI, in late 2012 we reassigned over 1,000 employees who provide those services from SFMC to a new management corporation (“SGSC”), a subsidiary of SFI. Employees who work in the branches or primarily provide services to our branch system remain employees of SFMC. Most SFI subsidiaries, including SFMC and the state consumer lending entities, have entered into a services agreement with SGSC for the provision of various centralized services, such as accounting, human resources, and information technology support. These services previously had been provided by SFMC.

This reassignment of employees and the intercompany agreements related to the structural realignment were not expected to result in a material increase in the costs and expenses that SFC would have incurred had this reorganization not taken place. We continue to focus on the Consumer segment, which is the core of our present operations. SGSC is not a subsidiary of SFC.

2013 INITIATIVES

Securitizations

2013-A Securitization. On February 19, 2013, we completed a private securitization transaction in which a wholly-owned special purpose vehicle sold $567.9 million of notes backed by personal loans of the 2013-A Trust, at a 2.83% weighted average yield. We sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement of the transaction. We initially retained $36.4 million of the 2013-A Trust’s subordinate asset-backed notes.

2013-1 Securitization. On April 10, 2013, we completed a private securitization transaction in which a wholly-owned special purpose vehicle sold $782.5 million of notes backed by real estate loans of the 2013-1 Trust, at a 2.85% weighted average yield. We sold the mortgage-backed notes for $782.4 million, after the price discount but before expenses. We initially retained $236.8 million of the 2013-1 Trust’s subordinate mortgage-backed notes.

2013-B Securitization. On June 19, 2013, we completed a private securitization transaction in which a wholly-owned special purpose vehicle sold $256.2 million of notes backed by personal loans of the 2013-B Trust, at a 4.11% weighted average yield. We sold the asset-backed notes for $255.4 million, after the price discount but before expenses and a $4.4 million interest reserve requirement of the transaction. We initially retained $114.0 million of the 2013-B Trust’s senior asset-backed notes and $29.8 million of the 2013-B Trust’s subordinate asset-backed notes.

2013-2 Securitization. On July 9, 2013, we completed a private securitization transaction in which a wholly-owned special purpose vehicle sold $599.4 million of notes backed by real estate loans of the 2013-2 Trust, at a 2.88% weighted average yield. We sold the mortgage-backed notes for $590.9 million, after the price discount but before expenses. We initially retained $535.1 million of the 2013-2 Trust’s subordinate mortgage-backed notes. In mid-July 2013, we sold $54.0 million of the previously retained mortgage-backed notes and subsequently recorded $51.3 million of additional debt.

Repayments of Long-Term Debt

In the first half of 2013, we repaid $3.1 billion of long-term debt consisting of $1.7 billion of secured term loan, $469.0 million of medium-term notes, $431.6 million (€345.2 million) of Euro denominated notes, $384.7 million of securitizations, and $120.2 million of retail notes.

Immediately prior to the 2013-1 securitization transaction discussed above, the real estate loans to be securitized comprised a portion of the finance receivables pledged as collateral to support the outstanding principal amount under our secured term loan. Upon completion of the securitization transaction, these real estate loans were released from the collateral pledged to support our secured term loan and the Subsidiary Guarantors elected not to pledge new finance receivables as collateral to replace the real estate loans sold in the securitization transaction. The voluntary reduction of the collateral pledged required SFFC to make a mandatory prepayment of a portion of the outstanding principal (plus accrued interest). As a result, SFFC made a mandatory prepayment on April 11, 2013, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest).

On each of May 15, 2013 and May 30, 2013, SFFC made additional prepayments, without penalty or premium of $500.0 million of outstanding principal (plus accrued interest) on the secured term loan. At June 30, 2013, the outstanding principal amount of the secured term loan totaled $2.0 billion. On July 29, 2013, SFFC made a prepayment, without penalty or premium of $235.1 million of outstanding principal (plus accrued interest) on the secured term loan. Following the prepayment, the outstanding principal amount of the secured term loan totaled $1.8 billion.

SFC’s Offering of Senior Notes

On May 29, 2013, SFC issued $300 million in aggregate principal amount of 6.00% Senior Notes due 2020 under an indenture, dated as of May 29, 2013 (the “Notes Indenture”).

The notes will mature on June 1, 2020 and bear interest at a rate of 6.00% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2013. The notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness. The notes are not guaranteed by any of SFC’s subsidiaries or other affiliates of SFC. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

The notes may be redeemed at any time and from time to time, at the option of SFC, in whole or in part at a “make-whole” redemption price specified in the Notes Indenture. The notes will not have the benefit of any sinking fund.

The Notes Indenture contains covenants that, among other things: (1) limit SFC’s ability to create liens on assets; and (2) restrict SFC’s ability to consolidate, merge or sell its assets. The Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to maintain the favorable performance in credit quality of our personal loans and liquidating retail sales finance receivables that have been achieved during 2012 and the first half of 2013. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts.

We also continue to see growth in the volume of quality personal loans that we own or have originated driven by several factors:

•                 Declining competition from banks as these institutions have abandoned the non-prime market in the face of regulatory scrutiny and in the aftermath of the housing crisis. This reduction in competition from banks has occurred at the same time as reduced competition from legacy non-prime lenders as these entities have left the market. As a result of the reduced lending of these competitors, access to credit has fallen substantially for the non-prime segment of customers, which has increased our potential customer base.

•                 Slow but sustained economic growth.

•                 Migration of customer activity from traditional channels such as direct mail to online channels where we are well suited to capture this volume due to our scale, technology and deployment of advanced analytics.

•                 Our desire to focus on our personal loan business as we have discontinued real estate and other product originations both in our branches and in centralized lending.

We anticipate the credit quality ratios in our real estate loan portfolio to remain under pressure as the portfolio continues to liquidate, however, performance may improve as a result of strengthening home prices as well as increased centralization of real estate loan servicing and the application of analytics to target portfolio management and collection strategies.

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our segments is provided under “—Segment Results.”

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$408,059	$411,936	$817,856	$853,111
Finance receivables held for sale originated as held for investment	-	1,481	-	2,394
Total interest income	408,059	413,417	817,856	855,505

Interest expense	214,795	275,669	441,896	556,249

Net interest income	193,264	137,748	375,960	299,256

Provision for finance receivable losses	68,643	69,412	164,728	136,594

Net interest income after provision for finance receivable losses	124,621	68,336	211,232	162,662

Other revenues:
Insurance	35,967	31,774	68,867	61,323
Investment	11,655	6,572	19,535	15,631
Other	10,043	(5,260)	15,305	(22,137)
Total other revenues	57,665	33,086	103,707	54,817

Other expenses:
Operating expenses:
Salaries and benefits	75,640	74,748	153,538	162,992
Other operating expenses	49,962	76,659	98,924	142,383
Restructuring expenses	-	1,917	-	23,503
Insurance losses and loss adjustment expenses	16,346	14,616	31,100	27,150
Total other expenses	141,948	167,940	283,562	356,028

Income (loss) before provision for (benefit from) income taxes	40,338	(66,518)	31,377	(138,549)

Provision for (benefit from) income taxes	15,214	(23,277)	13,668	(47,344)

Net income (loss)	$25,124	$(43,241)	$17,709	$(91,205)

Comparison of Consolidated Results for Three Months Ended June 30, 2013 and 2012

Finance charges decreased for the three months ended June 30, 2013 when compared to the same period in 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012 - Three Months Ended

Decrease in average net receivables	$(29,113)
Increase in yield	25,236
Total	$(3,877)

Average net receivables decreased for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to our liquidating real estate loan and retail sales finance portfolios as well as the impact of our branch office closings during 2012, partially offset by higher personal loan average net receivables as we concentrate our consumer lending efforts on personal loans that we believe will provide higher returns and allow us to operate on a more cost-effective basis.

Yield increased for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to a higher proportion of personal loans in our finance receivable portfolio, which have higher yields, partially offset by the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables) and the diminishing impact on yield from the effects of push-down accounting over time.

Interest expense decreased for the three months ended June 30, 2013 when compared to the same period in 2012 due to the following:

(dollars in thousands)

2013 compared to 2012 - Three Months Ended

Decrease in weighted average interest rate	$(35,210)
Decrease in average debt	(25,664)
Total	$(60,874)

Average debt decreased for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to the repayment or repurchase of $2.3 billion during the last half of 2012 and $3.1 billion during the first half of 2013. Our weighted average interest rate decreased for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to debt repurchases and repayments during the last half of 2012 and the first half of 2013, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of five securitization transactions during the past twelve months, which generally have lower interest rates.

Provision for finance receivable losses decreased $0.8 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to $41.2 million of recoveries on charged-off finance receivables resulting from a sale of these finance receivables in June 2013 and favorable personal and real estate loan delinquency trends, partially offset by the additional allowance requirements of $29.3 million recorded in the three months ended June 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition date and growth in our personal loans in 2013. The allowance for finance receivables losses was eliminated with the application of push-down accounting as the allowance was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Other revenues increased $15.3 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to a favorable variance in writedowns and net gains (losses) on sales of real estate owned due to a change in our assumptions with respect to estimating the initial fair value of real estate owned effective December 31, 2012, which better approximates the fair value less the estimated cost to sell and lower net losses on debt repurchases and repayments.

Other operating expenses decreased $26.7 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to lower legal accruals, additional expenses recorded in 2012 for refunds to customers of our United Kingdom subsidiary relating to payment protection insurance, and lower real estate owned expenses.

We recorded restructuring expenses of $1.9 million during the three months ended June 30, 2012 due to our branch office closings and workforce reductions, which were instituted as part of our efforts to return to profitability. However, there can be no assurance that these efforts alone will be effective in returning the Company to profitable operations. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information on the restructuring expenses.

Provision for income taxes totaled $15.2 million for the three months ended June 30, 2013 compared to our benefit from income taxes of $23.3 million for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was 37.7%. The effective tax rate differed from the statutory rate primarily due to provision for state income taxes and the impact of recording a partial valuation allowance related to our foreign and state operations.

Comparison of Consolidated Results for Six Months Ended June 30, 2013 and 2012

Finance charges decreased for the six months ended June 30, 2013 when compared to the same period in 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012 - Six Months Ended

Decrease in average net receivables	$(69,982)
Increase in yield	38,335
Change in number of days (due to 2012 leap year)	(3,608)
Total	$(35,255)

Average net receivables decreased for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to our liquidating real estate loan and retail sales finance portfolios as well as the impact of our branch office closings during 2012, partially offset by higher personal loan average net receivables resulting from our new focus on personal loans.

Yield increased for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to a higher proportion of personal loans in our finance receivable portfolio, which have higher yields, partially offset by the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables) and the diminishing impact on yield from the effects of push-down accounting over time.

Interest expense decreased for the six months ended June 30, 2013 when compared to the same period in 2012 due to the following:

(dollars in thousands)

2013 compared to 2012 - Six Months Ended

Decrease in weighted average interest rate	$(69,479)
Decrease in average debt	(44,874)
Total	$(114,353)

Average debt decreased for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to the repayment or repurchase of $2.3 billion during the last half of 2012 and $3.1 billion during the first half of 2013. Our weighted average interest rate decreased for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to debt repurchases and repayments during the last half of 2012 and the first half of 2013, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of five securitization transactions during the past twelve months, which generally have lower interest rates.

Provision for finance receivable losses increased $28.1 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to the additional allowance requirements of $56.1 million recorded in the six months ended June 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition date and growth in our personal loans in 2013, partially offset by $41.2 million of recoveries on charged-off finance receivables resulting from a sale of these finance receivables in June 2013 and favorable personal and real estate loan delinquency trends. The allowance for finance receivables losses was eliminated with the application of push-down accounting as the allowance was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Other revenues increased $37.4 million six months ended June 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gains (losses) on sales of real estate owned due to a change in our assumptions with respect to estimating the initial fair value of real estate owned effective December 31, 2012, which better approximates the fair value less the estimated cost to sell, foreign exchange transaction gains during 2013, and lower net losses on debt repurchases and repayments.

Salaries and benefits decreased $9.5 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to having fewer employees in 2013 as a result of restructuring activities during the first half of 2012 and lower pension expenses due to the pension plan freeze effective December 31, 2012.

Other operating expenses decreased $43.5 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to lower legal accruals, lower occupancy costs as a result of fewer branch offices in 2013, lower real estate expenses, and additional expenses recorded in 2012 for refunds to customers of our United Kingdom subsidiary relating to payment protection insurance.

We recorded restructuring expenses of $23.5 million during the six months ended June 30, 2012 due to our branch office closings and workforce reductions, which were instituted as part of our efforts to return to profitability. However, there can be no assurance that these efforts alone will be effective in returning the Company to profitable operations. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information on the restructuring expenses.

Provision for income taxes totaled $13.7 million for the six months ended June 30, 2013 compared to our benefit from income taxes of $47.3 million for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was 43.6%. The effective tax rate differed from the statutory rate primarily due to provision for state income taxes, the impact of recording a partial valuation allowance related to our foreign and state operations, and an out-of-period adjustment related to 2012 that was recorded in March 2013. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on this adjustment.

Reconciliation of Net Income (Loss) on Push-Down Accounting Basis to Historical Accounting Basis

Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at November 30, 2010, the date of the Fortress Acquisition, in accordance with business combination accounting standards, or push-down accounting, which resulted in a $1.5 billion bargain purchase gain for the one month ended December 31, 2010. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-off and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustments recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition, in each case, as described in more detail in the footnotes to the table below. In addition, push-down accounting resulted in the elimination of accretion or amortization of discounts, premiums, and other deferred costs on our finance receivables and long-term debt prior to the Fortress Acquisition. The reconciliations of net income (loss) on a push-down accounting basis to our historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Net income (loss) - push-down accounting basis	$25,124	$(43,241)	$17,709	$(91,205)
Finance charge adjustments (a)	(49,617)	(36,374)	(98,631)	(91,359)
Interest expense adjustments (b)	36,646	61,028	71,146	126,362
Provision for finance receivable losses adjustments (c)	7,685	36,514	5,933	21,405
Repurchases and repayments of long-term debt adjustments (d)	(21,316)	10,553	(21,316)	10,553
Amortization of other intangible assets (e)	1,308	2,445	2,718	5,555
Provision for (benefit from) income taxes (f)	8,365	(26,381)	13,217	(25,553)
Other (g)	1,282	(256)	2,466	(972)
Net income (loss) - historical accounting basis	$9,477	$4,288	$(6,758)	$(45,214)

(a)           Finance charge adjustments consist of: (1) the accretion of the net discount applied to non-credit impaired net finance receivables to revalue the non-credit impaired net finance receivables to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related net finance receivables; (2) the difference in finance charges earned on our pools of credit impaired net finance receivables under a level rate of return over the expected lives of the underlying pools of credit impaired finance receivables, net of the finance charges earned on these finance receivables under historical accounting basis; and (3) the elimination of the accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts.

Components of finance charge adjustments consisted of:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Accretion of net discount applied to non-credit impaired net finance receivables	$(40,095)	$(44,794)	$(79,001)	$(90,543)
Credit impaired finance receivables finance charges	(14,257)	3,249	(28,297)	(10,601)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	4,735	5,171	8,667	9,785
Total	$(49,617)	$(36,374)	$(98,631)	$(91,359)

(b)          Interest expense adjustments consist of: (1) the accretion of the net discount applied to long-term debt to revalue the debt securities to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related debt securities; and (2) the elimination of the accretion or amortization of historical discounts, premiums, commissions, and fees.

Components of interest expense adjustments were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Accretion of net discount applied to long-term debt	$46,720	$76,296	$93,502	$154,209
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(10,074)	(15,268)	(22,356)	(27,847)
Total	$36,646	$61,028	$71,146	$126,362

(c)           Provision for finance receivable losses consists of the allowance for finance receivable losses adjustments and net charge-offs quantified in the table below. Allowance for finance receivable losses adjustments reflects the net difference between our allowance adjustment requirements calculated under our historical accounting basis net of adjustments required under push-down accounting basis. Net charge-offs reflects the net charge-off of loans at a higher carrying value under historical accounting basis versus the discounted basis to their fair value at date of the Fortress Acquisition under push-down accounting basis.

Components of provision for finance receivable losses adjustments were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Allowance for finance receivable losses adjustments	$23,744	$62,134	$40,039	$73,692
Net charge-offs	(16,059)	(25,620)	(34,106)	(52,287)
Total	$7,685	$36,514	$5,933	$21,405

(d)          Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

(e)           Amortization of other intangible assets reflects the amortization over the remaining estimated life of intangible assets established at the date of the Fortress Acquisition as a result of the application of push-down accounting.

(f)            Benefit from income taxes reflects the net tax impact of the net pretax impact of the other reconciling items between push-down accounting and historical accounting basis.

(g)          “Other” items reflects less significant differences between historical accounting basis and push-down accounting basis relating to various items such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences all as of the date of the Fortress Acquisition.

Segment Overview

See Note 17 of the Notes to Condensed Consolidated Financial Statements for a description of our revised segments. Management considers Consumer and Insurance as our Core Consumer Operations and Real Estate as our Non-Core Portfolio. Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we continue to report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. See Note 17 of the Notes to Condensed Consolidated Financial for reconciliations of segment totals to condensed consolidated financial statement amounts.

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

Other revenues

Directly correlated with a specific segment except for gains and losses on foreign currency exchange, debt repurchases and repayments, and derivatives. These items are allocated to the segments based on the interest expense allocation of unsecured debt.

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

SEGMENT RESULTS

We evaluate the performance of each of our segments based on its pretax operating earnings, which are presented below. Due to the changes in the composition of our previously reported segments, we have restated the corresponding segment information presented in the following tables for the prior year period. The pretax operating results for each segment presented below are also disclosed in Note 17 of the Notes to the Condensed Consolidated Financial Statements for each period included on our condensed consolidated statement of operations.

Core Consumer Operations

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis) are presented in the table below on an aggregate basis:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$170,538	$140,803	$331,021	$280,231

Interest expense	36,188	34,205	73,139	66,695

Net interest income	134,350	106,598	257,882	213,536

Provision for finance receivable losses	(5,946)	13,794	14,015	28,838

Net interest income after provision for finance receivable losses	140,296	92,804	243,867	184,698

Other revenues:
Insurance	35,956	31,774	68,848	61,332
Investments	13,454	9,169	22,746	20,250
Other	1,417	3,166	3,640	3,690
Total other revenues	50,827	44,109	95,234	85,272

Other expenses:
Operating expenses:
Salaries and benefits	64,597	61,226	127,575	130,061
Other operating expenses	32,371	39,780	63,856	70,224
Restructuring expenses	-	768	-	15,863
Insurance loss and loss adjustment expenses	16,556	14,862	31,524	27,716
Total other expenses	113,524	116,636	222,955	243,864

Pretax operating income	$77,599	$20,277	$116,146	$26,106

Selected financial statistics for Consumer (which are reported on a historical accounting basis) were as follows:

				At or for the		At or for the
	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,		June 30,	June 30,		June 30,
(dollars in thousands)	2013		2012	2013		2012

Consumer

Net finance receivables				$2,804,834		$2,419,140
Number of accounts				755,066		687,290

Average net receivables	$2,675,050		$2,372,099	$2,608,863		$2,366,672

Yield	25.57%		23.81%	25.49%		23.75%

Gross charge-off ratio (a)	4.36%		4.00%	5.50%		4.39%
Recovery ratio (b)	(5.04)%		(1.33)%	(3.22)%		(1.30)%
Charge-off ratio (a) (b)	(0.68)	% *	2.67%	2.28	% *	3.09%

Delinquency ratio				1.92%		2.43%

Originated and renewed	$897,577		$645,187	$1,557,091		$1,140,234
Number of accounts	210,448		167,288	370,476		292,328

_________________

(a)           Reflects $14.5 million of additional charge-offs recorded in March 2013 (on a historical accounting basis) related to our change in charge-off policy for personal loans effective March 31, 2013. Excluding these additional charge-offs, our consumer segment gross charge-off ratio would have been 2.16% and 4.37%, respectively, for the three and six months ended June 30, 2013.

(b)          Reflects $25.4 million of recoveries on charged-off core personal loans resulting from a sale of our charged-off finance receivables in June 2013. Excluding these recoveries, our consumer segment net charge-off ratio would have been 3.18% and 4.24%, respectively, for the three and six months ended June 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended June 30, 2013 and 2012

Finance charges increased $29.7 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to increases in yield and average net receivables. Yield increased for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns as a result of the restructuring activities during the first half of 2012. Average net receivables increased for the three months ended June 30, 2013 when compared to the same period in 2012 resulting from our new focus on personal loans.

Interest expense increased $2.0 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to higher secured debt interest expense allocated to the Consumer segment reflecting the higher proportion of personal loans allocated to our secured term loan and consumer loan securitizations.

Provision for finance receivable losses decreased $19.7 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to $25.4 million of recoveries on charged-off core personal loans resulting from the sale of these loans in June 2013 and improving delinquency trends, partially offset by higher increases to our allowance for finance receivable losses reflecting our personal loans originated in the 2013 period.

Insurance revenues increased $4.2 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to increases in non-credit and credit earned premiums reflecting higher originations of personal loans in 2013.

Investment revenues increased $4.3 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in net realized gains (losses) on investment securities, partially offset by decreases in average invested assets and average invested asset yield.

Other revenues decreased $1.7 million primarily due to unfavorable variance in net gains (losses) on debt repurchases and repayments, partially offset by higher insurance agency administrative income reflecting an increase in ancillary products sold.

Salaries and benefits increased $3.4 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to higher salaries allocated to the Consumer segment as we concentrate our consumer lending efforts on personal loans, partially offset by lower pension expenses due to the pension plan freeze effective December 31, 2012.

Other operating expenses decreased $7.4 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to lower legal accruals, partially offset by higher advertising expenses.

We recorded restructuring expenses of $0.8 million during the three months ended June 30, 2012 due to our branch office closings and workforce reductions, which were instituted as part of our efforts to return to profitability.

Insurance losses and loss adjustment expenses increased $1.7 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to an unfavorable variance in change in benefit reserves resulting from higher levels of insurance in force.

Comparison of Pretax Operating Results for Six Months Ended June 30, 2013 and 2012

Finance charges increased $50.8 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to increases in yield and average net receivables. Yield increased for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns as a result of the restructuring activities during the first half of 2012. Average net receivables increased for the six months ended June 30, 2013 when compared to the same period in 2012 resulting from our focus on personal loans that we believe will provide higher returns and allow us to operate on a more cost-effective basis.

Interest expense increased $6.4 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to higher secured debt interest expense allocated to the Consumer segment reflecting the higher proportion of personal loans allocated to our secured term loan and consumer loan securitizations.

Provision for finance receivable losses decreased $14.8 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to $25.4 million of recoveries on charged-off core personal loans resulting from the sale of these loans in June 2013 and improving delinquency trends, partially offset by higher increases to our allowance for finance receivable losses reflecting our personal loans originated in the 2013 period.

Insurance revenues increased $7.5 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to increases in non-credit and credit earned premiums reflecting higher originations of personal loans in 2013.

Investment revenues increased $2.5 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in net realized gains (losses) on investment securities, partially offset by decreases in average invested assets and average invested asset yield.

Salaries and benefits decreased $2.5 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to lower salaries related to the Consumer segment reflecting fewer employees in 2013 as a result of restructuring activities during the first half of 2012 and lower pension expenses due to the pension plan freeze effective December 31, 2012.

Other operating expenses decreased $6.4 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to lower legal accruals and lower occupancy costs as a result of fewer branch offices in 2013, partially offset by higher advertising expenses.

We recorded restructuring expenses of $15.9 million during the six months ended June 30, 2012 due to our branch office closings and workforce reductions, which were instituted as part of our efforts to return to profitability.

Insurance losses and loss adjustment expenses increased $3.8 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to an unfavorable variance in change in benefit reserves resulting from higher levels of insurance in force.

Non-Core Portfolio

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$175,618	$207,543	$360,574	$421,148
Finance receivables held for sale originated as held for investment	-	1,477	-	2,390
Total interest income	175,618	209,020	360,574	423,538

Interest expense	137,952	171,101	288,742	343,065

Net interest income	37,666	37,919	71,832	80,473

Provision for finance receivable losses	73,645	16,374	150,528	81,818

Net interest income after provision for finance receivable losses	(35,979)	21,545	(78,696)	(1,345)

Other revenues:	(18,001)	(4,149)	(19,073)	(28,504)

Other expenses:
Operating expenses:
Salaries and benefits	6,493	6,822	12,990	14,793
Other operating expenses	13,917	21,664	28,646	44,654
Restructuring expenses	-	262	-	818
Total other expenses	20,410	28,748	41,636	60,265

Pretax operating loss	$(74,390)	$(11,352)	$(139,405)	$(90,114)

Selected financial statistics for the Real Estate segment (which are reported on a historical accounting basis) were as follows:

			At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Real estate

Net finance receivables			$9,778,284	$10,991,315
Number of accounts			126,026	142,083

TDR finance receivables			$1,135,972	$491,915
Allowance for finance receivables losses - TDR			$148,785	$47,860

Average net receivables	$9,934,734	$11,144,536	$10,089,545	$11,311,064

Yield	7.09%	7.49%	7.21%	7.49%

Loss ratio*	2.36%	2.59%	2.15%	2.83%

Delinquency ratio			7.47%	7.59%

_________________

*                  Reflects $9.9 million of recoveries on charged-off real estate loans resulting from a sale of our charged-off finance receivables in June 2013. Excluding these recoveries, our real estate segment loss ratio would have been 2.75% and 2.35%, respectively, for the three and six months ended June 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended June 30, 2013 and 2012

Finance charges decreased $31.9 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to the cessation of new originations of real estate loans as of January 1, 2012 and the continued liquidation of the portfolio. Yield decreased for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables).

Interest expense decreased $33.1 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to lower unsecured debt interest expense allocated to the Real Estate segment. The lower proportion of real estate loans allocated to our unsecured debt reflected the Real Estate segment’s utilization of three real estate loan securitization transactions since June 30, 2012.

Provision for finance receivable losses increased $57.3 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to the additional allowance requirements of $29.3 million recorded in the three months ended June 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition date, partially offset by $9.9 million of recoveries on charged-off real estate loans resulting from the sale of these loans in June 2013, continued liquidation of the real estate portfolio, and improving delinquency trends.

Other revenues decreased $13.9 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to net losses on repurchases and repayments of debt during the three months ended June 30, 2013 compared to net gains on repurchases of debt during the same 2012 period. These decreases were partially offset by favorable variances in writedowns and net gains (losses) on sales of real estate owned due to a change in our assumptions with respect to estimating the initial fair value of real estate owned effective December 31, 2012, which better approximates the fair value less the estimated cost to sell.

Other operating expenses decreased $7.7 million for the three months ended June 30, 2013 when compared to the same period in 2012 primarily due to lower real estate owned expenses and lower legal accruals.

We recorded restructuring expenses of $0.3 million for the three months ended June 30, 2012 due to our branch office closings and workforce reductions, which were instituted as part of our efforts to return to profitability.

Comparison of Pretax Operating Results for Six Months Ended June 30, 2013 and 2012

Finance charges decreased $60.6 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to the cessation of new originations of real estate loans as of January 1, 2012 and the continued liquidation of the portfolio. Yield decreased for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables).

Interest expense decreased $54.3 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to lower unsecured debt interest expense allocated to the Real Estate segment. The lower proportion of real estate loans allocated to our unsecured debt reflected the Real Estate segment’s utilization of three real estate loan securitization transactions since June 30, 2012.

Provision for finance receivable losses increased $68.7 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to the additional allowance requirements of $56.1 million recorded in the six months ended June 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition date, partially offset by $9.9 million of recoveries on charged-off real estate loans resulting from the sale of these loans in June 2013, continued liquidation of the real estate portfolio, and improving delinquency trends.

Other revenues increased $9.4 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gains (losses) on sales of real estate owned due to a change in our assumptions with respect to estimating the initial fair value of real estate owned effective December 31, 2012, which better approximates the fair value less the estimated cost to sell and foreign exchange transaction gains during the six months ended June 30, 2013. These increases were partially offset by net losses on repurchases and repayments of debt during the six months ended June 30, 2013 compared to net gains on repurchases of debt during the same 2012 period.

Other operating expenses decreased $16.0 million for the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to lower real estate owned expenses and lower legal accruals.

We recorded restructuring expenses of $0.8 million for the six months ended June 30, 2012 due to our branch office closings and workforce reductions, which were instituted as part of our efforts to return to profitability.

Other

The remaining components (which we refer to as “Other”) consist of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending and retail sales financing as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary.

Pretax operating results of the other components (which are reported on a historical accounting basis) were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$12,286	$27,216	$27,630	$60,373

Interest expense	4,009	9,335	8,869	20,127

Net interest income	8,277	17,881	18,761	40,246

Provision for finance receivable losses	(6,741)	2,730	(5,748)	4,533

Net interest income after provision for finance receivable losses	15,018	15,151	24,509	35,713

Other revenues:
Insurance	20	29	40	61
Other	5,198	5,582	9,590	11,129
Total other revenues	5,218	5,611	9,630	11,190

Other expenses:
Operating expenses:
Salaries and benefits	4,604	6,822	13,080	18,397
Other operating expenses	2,515	14,586	4,107	24,681
Restructuring expenses	-	887	-	6,822
Total other expenses	7,119	22,295	17,187	49,900

Pretax operating income (loss)	$13,117	$(1,533)	$16,952	$(2,997)

Net finance receivables of the other components (which are reported on a historical accounting basis) were as follows:

	June 30,
(dollars in thousands)	2013	2012

Other

Net finance receivables:
Personal loans	$89,706	$189,952
Retail sales finance	146,683	295,503
Real estate loans	8,053	120,104
Total	$244,442	$605,559

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

Despite our efforts to avoid losses on our finance receivables, personal circumstances and national, regional, and local economic situations affect our customers’ ability or willingness to repay their obligations. The risk characteristics of each finance receivable type include the following:

•                 elevated unemployment levels;

•                 high energy costs;

•                 other borrower indebtedness;

•                 major medical expenses; and

•                 divorce or death.

Real estate loans may also be affected by adverse shifts in residential real estate values. Occasionally, these events can be so economically severe that the customer files for bankruptcy.

As a result of the Fortress Acquisition, we applied push-down accounting and adjusted the carrying value of our finance receivables to their fair value on November 30, 2010 with a net purchase discount. We refer to these loans as the “2010 Loans” in the table below.

Carrying value of finance receivables includes accrued finance charges, unamortized deferred origination costs and unamortized net premiums and discounts. We record an allowance for loan losses to cover expected losses on our finance receivables.

For the 2010 Loans, we segregated between those considered to be performing (“2010 Loans – performing at Fortress Acquisition”) and those we expect credit losses, generally, finance receivables that were 60 days or more past due or that were classified as TDR finance receivables under our TDR policies at acquisition date (“2010 Loans - credit impaired at Fortress Acquisition”). For the 2010 Loans – performing at Fortress Acquisition, we accrete the purchase discount to contractual cash flows over the remaining life of the loan to finance charges. For the 2010 Loans – credit impaired at Fortress Acquisition, we record the expected credit loss at purchase and recognize finance charges on the expected effective yield, and record a provision for loan losses only if performance is worse than expected at purchase.

FINANCE RECEIVABLES

Net finance receivables by originated before and after the Fortress Acquisition and the related allowance for finance receivable losses were as follows:

	June 30,	December 31,
(dollars in thousands)	2013	2012

Personal Loans
2010 Loans - performing at Fortress Acquisition	$227,659	$336,141
Originated after Fortress Acquisition	2,657,020	2,313,591
Allowance for finance receivable losses	(60,250)	(66,580)
Personal loans, less allowance for finance receivable losses	2,824,429	2,583,152

Real Estate Loans
2010 Loans - performing at Fortress Acquisition	6,916,008	7,352,465
2010 Loans - credit impaired at Fortress Acquisition	1,346,692	1,390,765
Originated after Fortress Acquisition*	87,722	95,408
Allowance for finance receivable losses	(184,440)	(111,296)
Real estate loans, less allowance for
finance receivable losses	8,165,982	8,727,342

Retail Sales Finance
2010 Loans - performing at Fortress Acquisition	88,550	126,558
Originated after Fortress Acquisition	52,276	81,799
Allowance for finance receivable losses	(920)	(2,260)
Retail sales finance, less allowance for
finance receivable losses	139,906	206,097

Total net finance receivables, less allowance	$11,130,317	$11,516,591

Allowance for finance receivable losses as a percentage
of finance receivables
Personal loans	2.09%	2.51%
Real estate loans	2.21%	1.26%
Retail sales finance	0.65%	1.08%

__________________

*            Real estate loan originations in 2012 and 2013 were from advances on home equity lines of credit.

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent.

Our delinquency by finance receivable type was as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2013

Net finance receivables:
60-89 days past due	$21,519	$87,390	$1,547	$110,456
90-119 days past due	14,982	63,116	1,142	79,240
120-149 days past due	11,451	47,715	702	59,868
150-179 days past due	9,883	38,775	519	49,177
180 days or more past due	1,168	361,393	130	362,691
Total delinquent finance receivables	59,003	598,389	4,040	661,432
Current	2,786,871	7,578,849	133,510	10,499,230
30-59 days past due	38,805	173,184	3,276	215,265
Total	$2,884,679	$8,350,422	$140,826	$11,375,927

December 31, 2012

Net finance receivables:
60-89 days past due	$21,683	$99,472	$2,107	$123,262
90-119 days past due	17,538	73,712	1,416	92,666
120-149 days past due	14,050	57,985	1,171	73,206
150-179 days past due	9,613	45,326	743	55,682
180 days or more past due	12,107	382,227	331	394,665
Total delinquent finance receivables	74,991	658,722	5,768	739,481
Current	2,534,960	7,983,413	197,392	10,715,765
30-59 days past due	39,781	196,503	5,197	241,481
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

TROUBLED DEBT RESTRUCTURING

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables were as follows:

	June 30,	December 31,
(dollars in thousands)	2013	2012

TDR net finance receivables	$1,135,972	$806,420
Allowance	$148,785	$92,723
Allowance as a percentage of TDR net finance receivables	13.10%	11.50%
Number of TDR accounts	11,787	7,629

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

Number of TDR accounts	203	111	419	282
TDR net finance receivables*	$15,711	$15,148	$33,689	$35,002

Liquidity and Capital Resources

At June 30, 2013, we had $621.9 million of cash and cash equivalents and during the six months ended June 30, 2013 we generated net income of $17.7 million and net cash inflow from operating and investing activities of $454.9 million. At June 30, 2013, our remaining principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $706.9 million. Additionally, we have $244.0 million of debt maturities and interest payments (excluding securitizations) due in the first half of 2014. As of June 30, 2013, we had UPB of $1.1 billion of unencumbered personal loans and $1.6 billion of unencumbered real estate loans. In addition, SFC may demand payment of some or all of its note receivable from parent ($538.0 million outstanding at June 30, 2013); however, SFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SFI in 2013.

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

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. We have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 20% of our borrowings at June 30, 2013 and 31% at December 31, 2012 (on a historical accounting basis). Adjustable-rate net finance receivables represented 5% of our real estate loans at June 30, 2013 and December 31, 2012 (on a historical accounting basis).

LIQUIDITY

Operating Activities

Cash from operations decreased from $163.7 million for the six months ended June 30, 2012 to $137.8 million for the six months ended June 30, 2013 primarily due to higher advertising expenses and legal settlement costs paid in the six months ended June 30, 2013, partially offset by lower salaries and benefits and occupancy expenses reflecting fewer employees and branch offices in the 2013 period as a result of the restructuring activities during the first half of 2012. The decrease in benefit costs also reflected lower pension expenses primarily due to the pension plan freeze effective December 31, 2012.

Investing Activities

Cash from investing activities decreased from $732.6 million for the six months ended June 30, 2012 to $317.0 million for the six months ended June 30, 2013 primarily due to higher personal loan originations, restrictions on cash due to the completion of five securitization transactions since June 30, 2012, and decreases in proceeds from sales of finance receivables held for sale and principal collections on finance receivables.

Financing Activities

Net cash used for financing activities increased from $51.4 million for the six months ended June 30, 2012 to $1.2 billion for the six months ended June 30, 2013 primarily due to higher net repayments of long-term debt combined with three securitization transactions and an unsecured offering of Senior Notes in the 2013 period.

Liquidity Risks and Strategies

We currently have a significant amount of indebtedness in relation to our equity. SFC’s credit ratings are non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability and cost to refinance our indebtedness.

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•                 our inability to grow our personal loan portfolio with adequate profitability;

•                 the effect of federal, state and local laws, regulations, or regulatory policies and practices;

•                 our ability to conduct business or the manner in which we conduct business;

•                 the liquidation and related losses within our real estate portfolio could be substantial and result in reduced cash receipts;

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans; and

•                 the potential for dislocations in bond and equity markets.

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing the following strategies:

•                 managing purchases of finance receivables and maintaining disciplined underwriting standards and pricing for loans we originate or purchase;

•                 pursuing additional debt financings (including new securitizations and possible new unsecured debt issuances, debt refinancing transactions and standby funding facilities), or a combination of the foregoing, when we are considering finance receivable portfolio sales; and

•                 purchasing portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or any such affiliates may determine.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR DEBT AGREEMENTS

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. These agreements also contain certain restrictions, including restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and restrictions on the intercompany transfer of funds from certain subsidiaries to SFC or SFI, except for those funds needed for debt payments and operating expenses. SFC subsidiaries that borrow funds through the secured term loan are also required to pledge eligible finance receivables to support their borrowing under the secured term loan.

With the exception of SFC’s hybrid debt, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios, except the requirement to maintain a certain level of pledged finance receivables under the secured term loan.

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

As of June 30, 2013, we were in compliance with all of the covenants under our debt agreements.

Secured Term Loan

SFFC, our wholly-owned subsidiary, is party to a six-year secured term loan pursuant to a credit agreement among SFFC, SFC, the Subsidiary Guarantors, and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent.

On April 11, 2013, SFFC made a mandatory prepayment, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest) on the secured term loan. On each of May 15, 2013 and May 30, 2013, SFFC made additional prepayments, without penalty or premium of $500.0 million of outstanding principal (plus accrued interest) on the secured term loan. At June 30, 2013, the outstanding principal amount of the secured term loan totaled $2.0 billion. On July 29, 2013, SFFC made a prepayment, without penalty or premium of $235.1 million of outstanding principal (plus accrued interest) on the secured term loan. Following the prepayment, the outstanding principal amount of the secured term loan totaled $1.8 billion.

Hybrid Debt

Following our acquisition of our United Kingdom subsidiary in January 2007, SFC issued $350.0 million aggregate principal amount of 60-year junior subordinated debentures. The debentures underlie the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the debentures at par beginning in January 2017.

Under our hybrid debt, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the junior subordinated debt holders (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date and pays such amount to the junior subordinated debt holders. A mandatory trigger event occurs if SFC’s (1) tangible equity to tangible managed assets is less than 5.5% or (2) average fixed charge ratio is not more than 1.10x for the trailing four quarters (where the fixed charge ratio equals earnings excluding income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends).

Based upon SFC’s financial results for the twelve months ended March 31, 2013, a mandatory trigger event occurred with respect to the payment due in July 2013 as the average fixed charge ratio was 0.76x (while the tangible equity to tangible managed assets ratio was 8.69%). On July 10, 2013, SFC issued one share of SFC common stock to SFI for $10.5 million to satisfy the July 2013 interest payments required by SFC’s hybrid debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2013 or December 31, 2012.

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

•                 credit impaired finance receivables;

•                 TDR finance receivables;

•                 push-down accounting; and

•                 fair value measurements.

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “—Critical Accounting Policies and Estimates - Allowance for Finance Receivable Losses” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for further discussion of the models and assumptions currently used to assess the adequacy of the allowance for finance receivable losses.

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2013.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

Glossary of Terms

Average debt	average of debt for each day in the period
Average net receivables	average of net finance receivables at the beginning and end of each month in the period
Charge-off ratio	annualized net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Delinquency ratio	unpaid principal balance 60 days or more past due (greater than three payments unpaid) as a percentage of unpaid principal balance
Gross charge-off ratio	annualized gross charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Hybrid debt

capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies

Weighted average interest rate	annualized interest expense as a percentage of average debt
Loss ratio

annualized net charge-offs, net writedowns on real estate owned, net gain (loss) on sales of real estate owned, and operating expenses related to real estate owned as a percentage of the average of real estate loans at the beginning of each month in the period

Net interest income	total interest income less total interest expense
Recovery ratio	annualized recoveries as a percentage of the average of net finance receivables at the beginning of each month in the period
Yield	annualized finance charges as a percentage of average net receivables

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)                  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

We face a variety of risks that are inherent in our business. Accordingly, you should carefully consider the following discussion of risks in addition to the risk factors and other information regarding our business provided in this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These risks are subject to contingencies which may or may not occur, and we are not able to express a view on the likelihood of any such contingency occurring. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance.

We recently ceased real estate lending and the purchase of retail finance contracts and are in the process of liquidating these portfolios, which subjects us to certain risks which if we do not manage could adversely affect our results of operations, financial condition and liquidity.

In connection with our plan for strategic growth and new focus on consumer lending, we engaged in a number of restructuring initiatives, including but not limited to, ceasing real estate lending, ceasing purchasing retail sales contracts and revolving retail accounts from the sale of consumer goods and services by retail merchants, closing certain of our branches and reducing our work force.

Since terminating our real estate lending business, which historically accounted for in excess of 50% of the interest income of our business, and ceasing retail sales purchases, we have begun the multi-year process of liquidating these legacy portfolios. However, notwithstanding our decision to cease real estate lending and the purchase of retail finance contracts and the liquidating status of these portfolios, the continuation or worsening of volatility in residential real estate values could nonetheless continue to adversely affect our business and results of operations because as of June 30, 2013 our real estate loans totaled $8.4 billion. Similarly, due to the fact that we are no longer able to offer our legacy real estate lending customers the same range of loan restructuring alternatives in delinquency situations that we may historically have extended to them, such customers may be less able, and less likely, to repay their loans.

We may be unable to efficiently manage our restructuring and the liquidation of our legacy portfolios. In particular, we may not achieve the cost-savings and operational synergies expected as a result of closing certain of our branches and reducing personnel. Similarly, we may be unable to originate or acquire new consumer loans via our branches and over the internet at a level that is sufficient to offset the impact that liquidating our real estate and retail sales portfolios may have on our financial condition. If we fail to realize the anticipated benefits of the restructuring of our business and associated liquidation of our legacy portfolios, we may experience an adverse effect on our results of operations, financial condition and liquidity.

We purchase and sell finance receivables, including charged off receivables and receivables where the borrower is in default. This practice could subject us to heightened regulatory scrutiny, which may expose us to legal action, cause us to incur losses and/or limit or impede our collection activity.

As part of our business model, we purchase and sell finance receivables and plan to expand this practice in the future. Although the borrowers for some of these finance receivables are current on their payments, other borrowers may be in default (including in bankruptcy) or the debt may have been charged off as uncollectible. The Consumer Financial Protection Bureau (“CFPB”) and other regulators have recently significantly increased their scrutiny of the purchase and sale of debt, and collections practices undertaken by purchasers of debt, especially delinquent and charged off debt. The CFPB has criticized sellers of debt for not maintaining sufficient documentation to support and verify the validity or amount of the debt. It has also criticized debt collectors for, among other things, their collection tactics, attempting to collect debts that no longer are valid, misrepresenting the amount of the debt and not having sufficient documentation to verify the validity or amount of the debt. Our purchases or sales of receivables could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the finance receivables underlying these transactions, or if we or purchasers of our finance receivables use collection methods that are viewed as unfair or abusive. In addition, our collections could suffer and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 86 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	August 7, 2013	By	/s/	Minchung (Macrina) Kgil
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

4.1

Indenture, dated as of May 29, 2013, between Springleaf Finance Corporation and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 29, 2013.

4.2	Form of Note due 2020. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 29, 2013.

10.1

Registration Rights Agreement, dated as of May 29, 2013, between Springleaf Finance Corporation and the representative of the Initial Purchasers. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 29, 2013.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of Springleaf Finance Corporation

32	Section 1350 Certifications

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Shareholder’s Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*                As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.