Form 10-Q
period 2013-09-30
SPRINGLEAF FINANCE CORP
filed 2013-11-12
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-06155

SPRINGLEAF FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)

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

Yes ☐      No ☑

At November 12, 2013, there were 10,160,018 shares of the registrant’s common stock, $.50 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars in thousands)	2013	2012

Assets

Cash and cash equivalents	$1,048,751	$1,357,212
Investment securities	568,207	669,170
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $1.7 billion in 2013 and $0 in 2012)	3,019,806	2,649,732
Real estate loans (includes loans of consolidated VIEs of $5.3 billion in 2013 and $4.0 billion in 2012)	8,111,117	8,838,638
Retail sales finance	117,888	208,357
Net finance receivables	11,248,811	11,696,727
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $87.8 million in 2013 and $14.7 million in 2012)	(279,485)	(180,136)
Net finance receivables, less allowance for finance receivable losses	10,969,326	11,516,591
Note receivable from parent	537,989	537,989
Restricted cash (includes restricted cash of consolidated VIEs of $332.1 million in 2013 and $104.9 million in 2012)	346,631	113,703
Other assets	448,524	460,106

Total assets	$13,919,428	$14,654,771

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $5.3 billion in 2013 and $3.0 billion in 2012)	$11,740,773	$12,454,316
Insurance claims and policyholder liabilities	380,155	365,238
Deferred and accrued taxes	171,318	303,845
Other liabilities	293,889	268,179
Total liabilities	12,586,135	13,391,578

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	408,261	256,012
Accumulated other comprehensive income	21,143	29,606
Retained earnings	898,809	972,495
Total shareholder’s equity	1,333,293	1,263,193

Total liabilities and shareholder’s equity	$13,919,428	$14,654,771

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$417,627	$416,855	$1,235,483	$1,269,966
Finance receivables held for sale originated as held for investment	-	346	-	2,740
Total interest income	417,627	417,201	1,235,483	1,272,706

Interest expense	205,036	267,085	646,932	823,334

Net interest income	212,591	150,116	588,551	449,372

Provision for finance receivable losses	97,414	90,836	262,142	227,430

Net interest income after provision for finance receivable losses	115,177	59,280	326,409	221,942

Other revenues:
Insurance	38,277	31,719	107,144	93,042
Investment	6,756	5,747	26,291	21,378
Net loss on repurchases and repayments of debt	(34,503)	(10,670)	(34,558)	(11,750)
Other	5,514	1,853	20,874	(19,204)
Total other revenues	16,044	28,649	119,751	83,466

Other expenses:
Operating expenses:
Salaries and benefits	209,625	78,122	363,163	241,114
Other operating expenses	52,110	71,774	151,034	214,157
Restructuring expenses	-	-	-	23,503
Insurance losses and loss adjustment expenses	16,550	15,152	47,650	42,302
Total other expenses	278,285	165,048	561,847	521,076

Loss before benefit from income taxes	(147,064)	(77,119)	(115,687)	(215,668)

Benefit from income taxes	(55,669)	(27,146)	(42,001)	(74,490)

Net loss	$(91,395)	$(49,973)	$(73,686)	$(141,178)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Net loss	$(91,395)	$(49,973)	$(73,686)	$(141,178)

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than- temporary impairments were taken	(17)	84	(135)	316
All other investment securities	(314)	3,777	(10,747)	14,942
Cash flow hedges	-	-	-	(16,987)
Retirement plan liabilities adjustments	-	-	-	20,937
Foreign currency translation adjustments	(2,056)	3,067	38	4,280

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than- temporary impairments were taken	6	(29)	47	(110)
All other investment securities	110	(1,322)	3,761	(5,230)
Cash flow hedges	-	-	-	5,945
Retirement plan liabilities adjustments	-	-	-	(7,544)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(2,271)	5,577	(7,036)	16,549

Reclassification adjustments included in net loss:
Net realized (gains) losses on investment securities	(10)	601	(2,036)	959
Cash flow hedges	-	(1,192)	(160)	11,478

Income tax effect:
Net realized gains (losses) on investment securities	4	(211)	713	(336)
Cash flow hedges	-	418	56	(4,017)
Reclassification adjustments included in net loss, net of tax	(6)	(384)	(1,427)	8,084
Other comprehensive income (loss), net of tax	(2,277)	5,193	(8,463)	24,633

Comprehensive loss	$(93,672)	$(44,780)	$(82,149)	$(116,545)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Shareholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2013	$5,080	$256,012	$29,606	$972,495	$1,263,193
Grant of restricted stock units by Springleaf Holdings, Inc.	-	131,250	-	-	131,250
Capital contributions from parent and other	-	20,999	-	-	20,999
Change in net unrealized gains (losses):
Investment securities	-	-	(8,397)	-	(8,397)
Cash flow hedges	-	-	(104)	-	(104)
Foreign currency translation adjustments	-	-	38	-	38
Net loss	-	-	-	(73,686)	(73,686)
Balance, September 30, 2013	$5,080	$408,261	$21,143	$898,809	$1,333,293

Balance, January 1, 2012	$5,080	$236,076	$(25,538)	$1,193,181	$1,408,799
Capital contributions from parent and other	-	19,942	-	-	19,942
Change in net unrealized gains (losses):
Investment securities	-	-	10,541	-	10,541
Cash flow hedges	-	-	(3,581)	-	(3,581)
Retirement plan liabilities adjustments	-	-	13,393	-	13,393
Foreign currency translation adjustments	-	-	4,280	-	4,280
Net loss	-	-	-	(141,178)	(141,178)
Balance, September 30, 2012	$5,080	$256,018	$(905)	$1,052,003	$1,312,196

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
Nine Months Ended September 30,	2013	2012

Cash flows from operating activities
Net loss	$(73,686)	$(141,178)
Reconciling adjustments:
Provision for finance receivable losses	262,142	227,430
Depreciation and amortization	48,085	157,318
Deferral of finance receivable origination costs	(42,141)	(32,729)
Deferred income tax benefit	(126,924)	(132,431)
Writedowns and net loss on sales of real estate owned	1,591	36,519
Writedowns on assets resulting from restructuring	-	5,046
Impairments of Ocean Finance and Mortgages Limited assets	-	8,342
Mark to market provision and net gain on sales of finance receivables held for sale originated as held for investment	-	(4,536)
Net loss on repurchases and repayments of debt	17,075	11,750
Net realized losses (gains) on investment securities	(2,036)	959
Grant of restricted stock units	131,250	-
Change in other assets and other liabilities	59,549	122,500
Change in insurance claims and policyholder liabilities	14,917	2,179
Change in taxes receivable and payable	(30,731)	54,144
Change in accrued finance charges	2,491	(1,157)
Change in restricted cash	(5,716)	(2,014)
Other, net	(823)	(645)
Net cash provided by operating activities	255,043	311,497

Cash flows from investing activities
Finance receivables originated or purchased	(1,589,051)	(1,234,866)
Principal collections on finance receivables	1,957,957	1,986,163
Purchase of finance receivables from affiliates	-	(14,875)
Sales and principal collections on finance receivables held for sale originated as held for investment	-	181,561
Investment securities purchased	(96,574)	(7,757)
Investment securities called, sold, and matured	183,603	101,285
Change in notes receivable from parent and affiliate	(30,750)	-
Change in restricted cash	(227,213)	(25,301)
Proceeds from sale of real estate owned	87,747	147,154
Other, net	(12)	(6,473)
Net cash provided by investing activities	285,707	1,126,891

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,477,534	1,481,800
Repayment of long-term debt	(4,346,910)	(1,901,529)
Capital contributions from parent	21,000	21,000
Net cash used for financing activities	(848,376)	(398,729)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in thousands)
Nine Months Ended September 30,	2013	2012

Effect of exchange rate changes	(835)	2,888

Increase (decrease) in cash and cash equivalents	(308,461)	1,042,547
Cash and cash equivalents at beginning of period	1,357,212	477,469
Cash and cash equivalents at end of period	$1,048,751	$1,520,016

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$69,521	$141,895
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	-	182,208
Transfer of finance receivables held for sale to finance receivables held for investment	-	1,353

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

1. Business and Summary of Significant Accounting Policies

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “the Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”). At September 30, 2013, FCFI Acquisition LLC (“FCFI”), an affiliate of Fortress Investment Group LLC (“Fortress”), indirectly owned an 80% economic interest in SFI and American International Group, Inc. (“AIG”) indirectly owned a 20% economic interest in SFI.

Following a series of restructuring transactions completed on October 9, 2013, in connection with the initial public offering of common stock of Springleaf Holdings, Inc. (“SHI”), all of the common stock of SFI is owned by SHI. On October 21, 2013, SHI completed the initial public offering of its common stock. As of November 12, 2013, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owns approximately 75% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress and AIG Capital Corporation, a subsidiary of AIG.

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

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results, and the out-of-period adjustments recorded in the nine months ended September 30, 2013 discussed below. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. These statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. To conform to the 2013 presentation, we reclassified certain items in the prior period. We have combined the branch real estate and centralized real estate data previously reported separately in the third quarter of 2012 due to a change in method of monitoring and assessing the credit risk of our liquidating real estate loan portfolio in the fourth quarter of 2012.

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

The out-of-period adjustment related to our benefit from income taxes increased the provision for income taxes by $1.2 million for the nine months ended September 30, 2013. See Note 12 for further information on this out-of-period adjustment.

The disclosure of the allowance for finance receivable losses related to our securitized finance receivables at December 31, 2012, was previously incorrectly understated by $4.7 million. The parenthetical disclosure of the allowance of consolidated variable interest entities (“VIEs”) as of December 31, 2012 on our condensed consolidated balance sheet and the related VIE disclosures in Notes 3 and 9 have been corrected in this report to include the allowance for finance receivable losses on our securitized purchased credit impaired finance receivables.

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

In the second quarter of 2013, we recorded an out-of-period adjustment, which increased provision for finance receivable losses by $2.7 million for the nine months ended September 30, 2013. The adjustment related to the correction of the identification of certain bankrupt real estate loan accounts for consideration as troubled debt restructured (“TDR”) finance receivables.

In the third quarter of 2013, we recorded an out-of-period adjustment, which decreased provision for finance receivable losses by $3.8 million for the three months ended September 30, 2013. The adjustment related to the correction of certain inputs in our model supporting the TDR allowance for finance receivable losses. There was no impact for the nine months ended September 30, 2013 as the error was isolated to intra-period reporting in 2013.

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

CHANGES IN ACCOUNTING POLICIES

Beginning in the period ended March 31, 2013, our servicing practice was updated for the charge-off policy for personal loans in an effort to more closely align the timing of charge-offs when the Company believes a particular loan is uncollectible. We charge off to the allowance for finance receivable losses, personal loans which are greater than 180 days contractually delinquent.

This change in policy was considered a change in estimate in accordance with ASC 250 and incorporated prospectively into our calculation of allowance for finance receivable losses beginning with the quarter ended March 31, 2013. We recorded $13.3 million in additional charge-offs in March 2013 as a result of this change.

2. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•                 Personal loans – are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans.

•                 Real estate loans – are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. As of January 1, 2012, we ceased originating real estate loans.

•                 Retail sales finance – includes retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. In January 2013, we ceased purchasing retail sales contracts and revolving retail accounts.

Components of net finance receivables by type were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

September 30, 2013

Gross receivables*	$3,455,630	$8,069,358	$129,602	$11,654,590
Unearned finance charges and points and fees	(515,471)	(2,137)	(12,804)	(530,412)
Accrued finance charges	42,704	43,605	1,090	87,399
Deferred origination costs	36,943	291	-	37,234
Total	$3,019,806	$8,111,117	$117,888	$11,248,811

December 31, 2012

Gross receivables	$2,984,423	$8,793,531	$233,296	$12,011,250
Unearned finance charges and points and fees	(402,828)	(5,910)	(27,087)	(435,825)
Accrued finance charges	36,937	50,666	2,148	89,751
Deferred origination costs	31,200	351	-	31,551
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

*                  Gross receivables are defined below:

•                  finance receivables purchased as a performing receivable – gross finance receivables equal the unpaid principal balance (“UPB”) for interest bearing accounts and the gross remaining contractual payments for precompute accounts plus the remaining unearned discount, net of premium established at the time of purchase to reflect the finance receivable balance at its fair value;

•                  finance receivables originated subsequent to the Fortress Acquisition – gross finance receivables equals the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; and

•                  purchased credit impaired finance receivables – gross finance receivables equals the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts.

Included in the table above are personal loans totaling $1.7 billion at September 30, 2013 and real estate loans totaling $5.3 billion at September 30, 2013 and $4.0 billion at December 31, 2012 associated with securitizations that remain on our balance sheet. The carrying amount of consolidated long-term debt associated with these securitizations totaled $5.3 billion at September 30, 2013 and $3.0 billion at December 31, 2012. See Note 9 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $1.9 billion at September 30, 2013 and $5.2 billion at December 31, 2012, which have been pledged as collateral for our secured term loan.

Unused credit lines extended to customers by the Company were as follows:

	September 30,		December 31,
(dollars in thousands)	2013		2012

Real estate loans	$65,201		$86,437
Retail sales finance	-	*	78,071
Total	$65,201		$164,508

*                  Reflects the cessation of purchases of revolving retail accounts effective January 16, 2013.

Unused lines of credit on our real estate loans can be suspended if one of the following occurs: the value of the real estate declines significantly below the property’s initial appraised value; we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or any other default by the borrower of any material obligation under the agreement. Unused lines of credit on home equity lines of credit can be terminated for delinquency.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.5 million of revolving retail finance receivables that were more than 90 days past due at September 30, 2013, compared to $1.0 million at December 31, 2012. Our personal and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivable by type by days delinquent:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

September 30, 2013

Net finance receivables:
60-89 days past due	$26,048	$93,928	$1,705	$121,681
90-119 days past due	19,375	63,055	1,094	83,524
120-149 days past due	15,270	58,785	811	74,866
150-179 days past due	12,261	38,424	649	51,334
180 days or more past due	919	352,057	130	353,106
Total delinquent finance receivables	73,873	606,249	4,389	684,511
Current	2,897,643	7,321,444	110,114	10,329,201
30-59 days past due	48,290	183,424	3,385	235,099
Total	$3,019,806	$8,111,117	$117,888	$11,248,811

December 31, 2012

Net finance receivables:
60-89 days past due	$21,683	$99,472	$2,107	$123,262
90-119 days past due	17,538	73,712	1,416	92,666
120-149 days past due	14,050	57,985	1,171	73,206
150-179 days past due	9,613	45,326	743	55,682
180 days or more past due	12,107	382,227	331	394,665
Total delinquent finance receivables	74,991	658,722	5,768	739,481
Current	2,534,960	7,983,413	197,392	10,715,765
30-59 days past due	39,781	196,503	5,197	241,481
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

September 30, 2013

Performing	$2,971,981	$7,598,796	$115,204	$10,685,981
Nonperforming	47,825	512,321	2,684	562,830
Total	$3,019,806	$8,111,117	$117,888	$11,248,811

December 31, 2012

Performing	$2,596,424	$8,279,388	$204,696	$11,080,508
Nonperforming	53,308	559,250	3,661	616,219
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

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

Information regarding these purchased credit impaired finance receivables was as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Carrying amount, net of allowance	$1,282,683	$1,373,792

Outstanding balance	$1,825,077	$1,957,260

Allowance for purchased credit impaired finance receivable losses	$46,003	$16,973

The allowance for purchased credit impaired finance receivable losses at September 30, 2013 and December 31, 2012 reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$844,018	$389,461	$624,879	$463,960
Accretion	(32,041)	(34,768)	(97,036)	(96,697)
Reclassifications from nonaccretable difference (a)	2,740	313,864	303,328	313,864
Disposals of finance receivables (b)	(8,337)	(6,973)	(24,791)	(19,543)
Balance at end of period	$806,380	$661,584	$806,380	$661,584

(a)           Reclassifications from nonaccretable difference for the three and nine months ended September 30, 2013 represent the increases in accretion resulting from higher estimated undiscounted cash flows. Reclassifications from nonaccretable difference for the three and nine months ended September 30, 2012 represent the increase in accretion related to an increase in the pool yield.

(b)          Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged-off during the period.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

Real Estate
(dollars in thousands)	Loans

September 30, 2013

TDR gross finance receivables	$1,260,429
TDR net finance receivables	$1,264,971
Allowance for TDR finance receivable losses	$161,464

December 31, 2012

TDR gross finance receivables	$802,495
TDR net finance receivables	$806,420
Allowance for TDR finance receivable losses	$92,723

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

TDR average net receivables	$1,224,413	$590,024	$1,072,115	$451,248
TDR finance charges recognized	$17,109	$8,572	$45,791	$18,470

Information regarding the new volume of the TDR finance receivables was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

Number of TDR accounts	1,618	1,634	5,919	3,610
Pre-modification TDR net finance receivables	$131,969	$154,492	$467,362	$367,858
Post-modification TDR net finance receivables	$139,830	$152,073	$488,577	$370,031

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

Number of TDR accounts	377	126	796	408
TDR net finance receivables*	$26,030	$12,416	$59,719	$47,418

*                  Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

3.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

	Personal	Real	Retail	Consolidated
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

Three Months Ended September 30, 2013

Balance at beginning of period	$60,250	$184,440	$920	$245,610
Provision for finance receivable losses (a)	39,685	55,886	1,843	97,414
Charge-offs	(32,527)	(32,733)	(2,032)	(67,292)
Recoveries	2,135	1,324	294	3,753
Balance at end of period	$69,543	$208,917	$1,025	$279,485

Three Months Ended September 30, 2012

Balance at beginning of period	$41,431	$49,051	$1,191	$91,673
Provision for finance receivable losses (a)	29,010	59,308	2,518	90,836
Charge-offs	(26,797)	(31,432)	(4,049)	(62,278)
Recoveries	7,865	2,545	2,427	12,837
Balance at end of period	$51,509	$79,472	$2,087	$133,068

Nine Months Ended September 30, 2013

Balance at beginning of period	$66,580	$111,296	$2,260	$180,136
Provision for finance receivable losses (a)	64,282	202,094	(4,234)	262,142
Charge-offs (b)	(106,161)	(120,061)	(7,338)	(233,560)
Recoveries (c)	44,842	15,588	10,337	70,767
Balance at end of period	$69,543	$208,917	$1,025	$279,485

Nine Months Ended September 30, 2012

Balance at beginning of period	$39,522	$31,471	$1,007	$72,000
Provision for finance receivable losses (a)	69,731	148,509	9,190	227,430
Charge-offs	(82,035)	(107,496)	(15,974)	(205,505)
Recoveries	25,398	6,988	8,058	40,444
Transfers to finance receivables held for sale (d)	(1,107)	-	(194)	(1,301)
Balance at end of period	$51,509	$79,472	$2,087	$133,068

(a)           Components of provision for finance receivable losses on our real estate loans were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real estate loans

Provision for finance receivable losses
Non-credit impaired finance receivables	$17,808	$19,501	$62,968	$69,924
Purchased credit impaired finance receivables	21,210	18,015	60,511	37,365
TDR finance receivables	16,868	21,792	78,615	41,220
Total	$55,886	$59,308	$202,094	$148,509

(b)          Effective March 31, 2013, we charge off to the allowance for finance receivable losses for personal loans that are 180 days past due. Previously, we charged-off to the allowance for finance receivable losses for personal loans on which payments received in the prior six months totaled less than 5% of the original loan amount. As a result of this change, we recorded $13.3 million of additional charge-offs in March 2013.

(c)           Recoveries during the nine months ended September 30, 2013 included $41.2 million ($25.4 million of personal loan recoveries, $9.9 million of real estate loan recoveries, and $5.9 million of retail sales finance recoveries) resulting from a sale of previously charged-off finance receivables in June 2013.

(d)          During the nine months ended September 30, 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $77.8 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $87.8 million at September 30, 2013 and $14.7 million at December 31, 2012. The allowance for finance receivable losses related to our securitized finance receivables at December 31, 2012 was previously incorrectly understated by $4.7 million and has been revised to include the allowance for finance receivable losses on our securitized purchased credit impaired finance receivables. See Note 9 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real estate loans

Charged-off against provision for finance receivable losses:
Purchased credit impaired finance receivables *	$9,873	$9,362	$31,501	$28,712

*                  Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

September 30, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$69,543	$1,450	$1,025	$72,018
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	-	46,003	-	46,003
Individually evaluated for impairment (TDR finance receivables)	-	161,464	-	161,464
Total	$69,543	$208,917	$1,025	$279,485

Finance receivables:
Collectively evaluated for impairment	$3,019,806	$5,517,460	$117,888	$8,655,154
Purchased credit impaired finance receivables	-	1,328,686	-	1,328,686
TDR finance receivables	-	1,264,971	-	1,264,971
Total	$3,019,806	$8,111,117	$117,888	$11,248,811

December 31, 2012

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$66,580	$1,600	$2,260	$70,440
Purchased credit impaired finance receivables	-	16,973	-	16,973
TDR finance receivables	-	92,723	-	92,723
Total	$66,580	$111,296	$2,260	$180,136

Finance receivables:
Collectively evaluated for impairment	$2,649,732	$6,641,453	$208,357	$9,499,542
Purchased credit impaired finance receivables	-	1,390,765	-	1,390,765
TDR finance receivables	-	806,420	-	806,420
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

4.  Finance Receivables Held for Sale

During the nine months ended September 30, 2013, we did not have any transfer activity between finance receivables held for investment to finance receivables held for sale.

During the first and third quarters of 2012, we transferred $77.8 million and $103.1 million, respectively, of finance receivables from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We marked these loans to the lower of cost or fair value at the time of transfer and subsequently recorded additional gains in other revenues – other at the time of sale resulting in net gains for the three and nine months ended September 30, 2012 of $6.5 million and $4.5 million, respectively. During the three and nine months ended September 30, 2012, we sold finance receivables held for sale totaling $123.0 million and $171.0 million, respectively.

We repurchased two loans for $0.3 million during the three months ended September 30, 2013, compared to five loans for $1.0 million repurchased during the three months ended September 30, 2012. We repurchased 19 loans for $2.8 million during the nine months ended September 30, 2013, compared to six loans for $1.1 million during the nine months ended September 30, 2012. In each period, we repurchased the loans because such loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At September 30, 2013, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$4,766	$1,765	$4,863	$1,648
Provision for recourse obligations	-	-	322	117
Recourse losses	(42)	(25)	(461)	(25)
Balance at end of period	$4,724	$1,740	$4,724	$1,740

5.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2013

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$73,925	$1,027	$(169)	$74,783
Obligations of states, municipalities, and political subdivisions	92,920	2,215	(161)	94,974
Corporate debt	218,569	6,342	(2,271)	222,640
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	134,112	6,481	(1,457)	139,136
Commercial mortgage-backed securities (“CMBS”)	19,215	1,205	(206)	20,214
Collateralized debt obligations (“CDO”)/ Asset-backed securities (“ABS”)	12,884	677	(22)	13,539
Total	551,625	17,947	(4,286)	565,286
Other long-term investments*	1,395	46	(66)	1,375
Common stocks	964	-	(14)	950
Total	$553,984	$17,993	$(4,366)	$567,611

December 31, 2012

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$33,955	$2,487	$-	$36,442
Obligations of states, municipalities, and political subdivisions	135,476	4,997	(249)	140,224
Corporate debt	278,555	10,514	(1,380)	287,689
Mortgage-backed, asset-backed, and collateralized:
RMBS	164,308	7,948	(47)	172,209
CMBS	11,964	1,152	(64)	13,052
CDO/ABS	15,358	1,214	(4)	16,568
Total	639,616	28,312	(1,744)	666,184
Other long-term investments*	1,404	-	(24)	1,380
Common stocks	974	30	(29)	975
Total	$641,994	$28,342	$(1,797)	$668,539

*                  Excludes interest in a limited partnership that we account for using the equity method ($0.6 million at September 30, 2013 and December 31, 2012).

As of September 30, 2013 and December 31, 2012, we had no investment securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2013

Bonds:
U.S. government and government sponsored entities	$19,968	$(169)	$-	$-	$19,968	$(169)
Obligations of states, municipalities, and political subdivisions	2,603	(161)	-	-	2,603	(161)
Corporate debt	42,919	(1,867)	8,712	(404)	51,631	(2,271)
RMBS	39,911	(1,457)	31	-	39,942	(1,457)
CMBS	7,810	(206)	-	7,810	(206)
CDO/ABS	2,716	(22)	-		2,716	(22)
Total	115,927	(3,882)	8,743	(404)	124,670	(4,286)
Other long-term investments	135	(66)	-	-	135	(66)
Common stocks	100	(14)	-	-	100	(14)
Total	$116,162	$(3,962)	$8,743	$(404)	$124,905	$(4,366)

December 31, 2012

Bonds:
Obligations of states, municipalities, and political subdivisions	$1,569	$(4)	$9,646	$(245)	$11,215	$(249)
Corporate debt	23,673	(510)	49,690	(870)	73,363	(1,380)
RMBS	29,101	(46)	46	(1)	29,147	(47)
CMBS	712	(31)	4,913	(33)	5,625	(64)
CDO/ABS	792	(4)	-	-	792	(4)
Total	55,847	(595)	64,295	(1,149)	120,142	(1,744)
Other long-term investments	178	(23)	8	(1)	186	(24)
Common stocks	-	-	85	(29)	85	(29)
Total	$56,025	$(618)	$64,388	$(1,179)	$120,413	$(1,797)

We continue to monitor unrealized loss positions for potential impairments. During the nine months ended September 30, 2013, we recognized other-than-temporary impairments on RMBS totaling $26 thousand, which are recorded as an offset to investment revenues.

Components of the other-than-temporary impairment charges on investment securities were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Total other-than-temporary impairment losses	$-	$(254)	$(26)	$(906)
Portion of loss recognized in accumulated other comprehensive loss	-	-	-	-
Net impairment losses recognized in net loss	$-	$(254)	$(26)	$(906)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$1,523	$4,377	$1,650	$3,725
Additions:
Due to other-than-temporary impairments:
Impairment previously recognized	-	254	26	906
Reductions:
Realized due to dispositions with no prior intention to sell	-	(2,962)	(153)	(2,962)
Balance at end of period	$1,523	$1,669	$1,523	$1,669

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Fair value	$37,160	$33,880	$142,693	$65,401

Realized gains	$229	$564	$2,452	$1,054
Realized losses	(219)	(910)	(390)	(1,245)
Net realized gains (losses)	$10	$(346)	$2,062	$(191)

Contractual maturities of fixed-maturity investment securities at September 30, 2013 were as follows:

(dollars in thousands)	Fair	Amortized
September 30, 2013	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$15,307	$15,240
Due after 1 year through 5 years	192,759	187,852
Due after 5 years through 10 years	131,286	130,914
Due after 10 years	53,045	51,408
Mortgage-backed, asset-backed, and collateralized securities	172,889	166,211
Total	$565,286	$551,625

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

6.  Transactions with Affiliates of Fortress or AIG

SECURED TERM LOAN

Springleaf Financial Funding Company (“SFFC”), our wholly owned subsidiary, is party to a six-year secured term loan pursuant to a credit agreement among SFFC, SFC, and most of the consumer finance operating subsidiaries of SFC (collectively, the “Subsidiary Guarantors”), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent.

On September 30, 2013, SFC, SFFC and the Subsidiary Guarantors entered into an incremental facility joinder agreement with Bank of America, N.A., as lender, administrative agent and collateral agent, and established new term loan commitments totaling $750.0 million under the secured term loan (the “New Loan Tranche”). SFFC remained the borrower of the loans made under the New Loan Tranche, and the proceeds of such loans were used to make a voluntary prepayment of the existing secured term loan. The New Loan Tranche is guaranteed by SFC and by the Subsidiary Guarantors, and the New Loan Tranche is secured by the same collateral as, and on a pro rata basis with, the initial loans under the secured term loan.

At September 30, 2013, the outstanding principal amount of the secured term loan totaled $1.3 billion, compared to $3.8 billion at December 31, 2012. Affiliates of Fortress owned or managed lending positions in the syndicate of lenders totaling approximately $12.5 million at September 30, 2013 and $85.0 million at December 31, 2012.

SUBSERVICING AND REFINANCE AGREEMENTS

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of MorEquity, Inc. (“MorEquity”), our wholly owned subsidiary, and two other subsidiaries (collectively, the “Owners”), including certain securitized real estate loans. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Subservicing fees	$2,132	$2,380	$6,556	$7,525

Refinancing concessions	$-	$216	$265	$4,177

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, compared to $0.3 million and $0.6 million for the three and nine months ended September 30, 2012, respectively.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $45.9 million at September 30, 2013 and $46.8 million at December 31, 2012.

DERIVATIVES

At December 31, 2012, our derivative financial instrument was with AIG Financial Products Corp. (“AIGFP”), a subsidiary of AIG. In July 2012, SFI posted $60.0 million of cash collateral with AIGFP as security for SFC’s two remaining Euro swap positions with AIGFP and agreed to act as guarantor for the swap positions. In August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. Cash collateral with AIGFP totaled $40.0 million at December 31, 2012.

On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement with AIGFP and recorded a loss of $1.9 million in other revenues – other. The notional amount of this swap agreement totaled $416.6 million at August 5, 2013. Immediately following this termination, we had no derivative financial instruments. As a result of this termination, AIGFP returned the cash collateral of $40.0 million to SFI.

7.  Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SFC’s note receivable from parent is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SFI in 2013. The note receivable from parent totaled $538.0 million at September 30, 2013 and December 31, 2012. Interest receivable on this note totaled $1.4 million at September 30, 2013 and $1.5 million at December 31, 2012. The interest rate for the principal balance is the prime rate. Interest revenue on notes receivable from parent totaled $4.4 million and $14.4 million for the three and nine months ended September 30, 2013, respectively. Interest revenue on notes receivable from parent totaled $4.4 million and $13.1 million for the three and nine months ended September 30, 2012, respectively.

Receivables from Parent and Affiliates

At September 30, 2013 and December 31, 2012, receivables from our parent and affiliates totaled $17.7 million and $16.2 million, respectively, primarily due to a receivable from Second Street Funding Corporation, a subsidiary of SFI, for income taxes payable under current and prior tax sharing agreements, which were paid by SFC. The receivables from our parent and affiliates also include interest receivable on SFC’s note receivable from SFI discussed above.

Promissory Note

Pursuant to a promissory note dated April 1, 2013, between SFC and SpringCastle Holdings, LLC (“SCH”), a wholly owned subsidiary of Springleaf Acquisition Corporation (“SAC”), SFC advanced $150.0 million to SCH. SAC is a wholly owned subsidiary of SFI. The note was payable in full on December 3, 2024, and was prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance was 7.00%. SCH used the advance to fund, in part, its 47% equity interest in a newly formed joint venture with NRZ Consumer LLC, previously an indirect subsidiary of Newcastle Investment Corp. (30% equity interest) and BTO Willow Holdings, L.P. (23% equity interest), which completed a loan portfolio acquisition on April 1, 2013 for a purchase price of $3.0 billion, at which time the portfolio consisted of over 415,000 finance receivable accounts with a $3.9 billion UPB. On May 15, 2013, Newcastle Investment Corp. completed the spinoff of New Residential Investment Corp. and its subsidiaries, including NRZ Consumer LLC. Newcastle Investment Corp. and New Residential Investment Corp. are managed by an affiliate of Fortress. The note was paid in full on

May 16, 2013. Interest revenue on this promissory note from SCH totaled $1.3 million for the nine months ended September 30, 2013.

Intercompany Demand Note

Pursuant to an intercompany demand note dated July 26, 2013 between SFC and SFI, SFI may borrow up to $50.0 million from SFC. The note is payable in full on December 14, 2014, and is prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance is 7.00%. SFI expects to use advances under the note, if any, for general corporate purposes. At September 30, 2013, SFI had not drawn any funds under this note.

CASH COLLATERAL

In August 2012, Springleaf Financial Services of South Carolina, Inc. (“SFSSC”), a subsidiary of SFC, and SFI entered into a Reimbursement Agreement (the “Reimbursement Agreement”) and a related fee agreement (the “Fee Agreement”) whereby SFI agreed to post $25.0 million of cash collateral on behalf of SFSSC in connection with a judgment entered against SFSSC, subject to SFSSC’s agreement to repay the collateral in full in the event it was applied to the judgment. SFSSC agreed to settle the litigation in late August 2012.

In December 2012, SFSSC and SFI amended the Reimbursement Agreement and the Fee Agreement to provide that the collateral could be applied toward the settlement and that SFI would pay up to an additional $11.0 million toward the settlement on behalf of SFSSC, subject to SFSSC’s agreement to repay such amounts in full and to pay a fee equal to an annual rate of 8.00% of the average monthly amount paid by SFI toward the settlement until fully repaid. Subsequently, SFI paid an additional $5.8 million in December 2012, on SFSSC’s behalf, to satisfy the remaining portion of the settlement. At December 31, 2012, the payable to SFI totaled $30.8 million, and interest payable to SFI totaled $0.1 million.

In February 2013, SFI paid an additional $3.1 million, on SFSSC’s behalf, towards the payment of unclaimed funds to South Carolina charities. SFSSC fully repaid SFI for the cash collateral in late March 2013 and paid SFI $0.6 million of fees under the amended Fee Agreement during the first quarter of 2013. During the three and nine months ended September 30, 2012, SFSSC paid SFI $0.2 million of collateral fees.

CAPITAL CONTRIBUTIONS

On each of January 10, 2012, July 11, 2012, January 11, 2013, and July 10, 2013, SFC received capital contributions from SFI of $10.5 million to satisfy SFC’s hybrid debt semi-annual interest payments due in January 2012, July 2012, January 2013, and July 2013, respectively.

DERIVATIVES

As discussed in Note 6, SFI posted $60.0 million of cash collateral with AIGFP as security for SFC’s two remaining Euro swap positions with AIGFP in July 2012, and in August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement and AIGFP returned the cash collateral of $40.0 million to SFI. During the three and nine months ended September 30, 2013, SFC paid SFI $0.7 million and $2.7 million, respectively, of collateral fees. During the three and nine months ended September 30, 2012, SFC paid SFI $5.9 million of collateral fees.

INTERCOMPANY AGREEMENTS

On December 24, 2012, Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, entered into the following intercompany agreements with Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”):

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three and nine months ended September 30, 2013, SFMC recorded $34.8 million and $101.7 million, respectively, of service fee expenses, which are included in other operating expenses. Services fees payable to SGSC totaled $5.7 million at September 30, 2013 and $1.9 million at December 31, 2012.

License Agreement

The agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three and nine months ended September 30, 2013, SFMC recorded $1.6 million and $4.6 million, respectively, of license fees, which are included as a contra expense to other operating expenses.

Building Lease

The agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $3.7 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three and nine months ended September 30, 2013, SFMC recorded $0.9 million and $2.8 million, respectively, of rent charged to SGSC, which is included as a contra expense to other operating expenses.

8.  Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at September 30, 2013 were as follows:

		Medium	Euro	Secured		Junior
	Retail	Term	Denominated	Term		Subordinated
(dollars in thousands)	Notes	Notes (a)	Note (b)	Loan (c)	Securitizations	Debt	Total

Interest rates (d)	4.95%-7.50%	5.40%-8.25%	4.125%	4.75%-5.50%	1.27%-6.00%	6.00%

Fourth quarter 2013	$2,903	$-	$416,637	$-	$-	$-	$419,540
First quarter 2014	1,115	-	-	-	-	-	1,115
Second quarter 2014	10,892	-	-	-	-	-	10,892
Third quarter 2014	8,569	-	-	-	-	-	8,569
Remainder of 2014	335,486	-	-	-	-	-	335,486
2015	47,254	750,000	-	-	-	-	797,254
2016	-	375,000	-	-	-	-	375,000
2017	-	2,416,337	-	550,000	-	-	2,966,337
2018-2067	-	1,250,000	-	750,000	-	350,000	2,350,000
Securitizations (e)	-	-	-	-	5,318,068	-	5,318,068
Total principal maturities	$406,219	$4,791,337	$416,637	$1,300,000	$5,318,068	$350,000	$12,582,261

Total carrying amount	$382,061	$4,148,608	$432,245	$1,303,739	$5,302,555	$171,565	$11,740,773

(a)           Medium-term notes at September 30, 2013 included aggregate principal amounts of $300 million of Senior Notes issued in May 2013 and $950 million of Senior Notes issued in September 2013 of which $700 million were exchanged for medium-term notes due 2017.

(b)          Euro denominated note includes a €323.4 million note, shown here at the U.S. dollar equivalent at time of issuance.

(c)           Our secured term loan is issued by wholly owned Company subsidiaries and guaranteed by SFC and the Subsidiary Guarantors.

(d)          The interest rates shown are the range of contractual rates in effect at September 30, 2013.

(e)           Securitizations are not included in above maturities by period due to their variable monthly repayments.

SFFC, our wholly owned subsidiary, is the borrower of the secured term loan that is guaranteed by SFC and by the Subsidiary Guarantors. In addition, our other operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The secured term loan is secured by a first priority pledge of the stock of SFFC that was limited at the transaction date, in accordance with existing SFC debt agreements, to $167.9 million.

SFFC used a portion of the proceeds from the secured term loan to make new intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible finance receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to pay down their intercompany loans from SFC. SFC used the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations.

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

On each of May 15, 2013 and May 30, 2013, SFFC made additional prepayments, without penalty or premium, of $500.0 million of outstanding principal (plus accrued interest) on the secured term loan. On July 29, 2013 and September 30, 2013, SFFC made prepayments, without penalty or premium, of $235.1 million and $1.25 billion, respectively, of outstanding principal (plus accrued interest) on the secured term loan.

In addition, on September 30, 2013, SFC, SFFC and the Subsidiary Guarantors entered into the New Loan Tranche, which consisted of new term loan commitments totaling $750.0 million under the secured term loan pursuant to the incremental facility joinder agreement to the secured term loan. SFFC remained the borrower of the loans made under the New Loan Tranche, and the proceeds of such loans were used to fund the $1.25 billion prepayment of existing secured term loans due 2017. The New Loan Tranche is guaranteed by SFC and by the Subsidiary Guarantors, and the New Loan Tranche is secured by the same collateral as, and on a pro rata basis with, the initial loans under the secured term loan.

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

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary; therefore, we consolidate such entities. We are deemed to be the primary beneficiaries of these VIEs because we have the ability to direct the activities of each VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Such ability stems from SFC’s and/or its affiliates’ contractual right to service the securitized finance receivables. In instances where servicing is performed by parties other than SFC, this ability arises from SFC’s prescription of detailed servicing standards and procedures that the servicer must observe (and which can be modified only with our consent), and from our mandatory involvement in certain loan workouts and disposals of defaulted loans or related collateral. Our retained subordinated notes and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

The asset-backed and mortgage-backed securities issued by the securitization trusts are supported by the expected cash flows from the underlying securitized finance receivables. Cash inflows from these finance receivables are distributed to investors and service providers in accordance with each transaction’s contractual priority of payments (“waterfall”) and, as such, most of these inflows must be directed first to service and repay each trust’s senior notes or certificates held principally by third-party investors. After these senior obligations are extinguished, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in each trust. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default.

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Assets
Finance receivables:
Personal loans	$1,696,019	$-
Real estate loans	5,348,642	3,977,412
Allowance for finance receivable losses	87,784	14,690
Restricted cash	332,066	104,853

Liabilities
Long-term debt	$5,302,555	$2,978,338

Consumer Loan Securitizations

2013-A Securitization. On February 19, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $567.9 million of notes backed by personal loans held by Springleaf Funding Trust 2013-A (the “2013-A Trust”), at a 2.83% weighted average yield. We sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement. We initially retained $36.4 million of the 2013-A Trust’s subordinate asset-backed notes.

2013-B Securitization. On June 19, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $256.2 million of notes backed by personal loans held by Springleaf Funding Trust 2013-B (the “2013-B Trust”), at a 4.11% weighted average yield. We sold the asset-backed notes for $255.4 million, after the price discount but before expenses and a $4.4 million interest reserve requirement. We initially retained $114.0 million of the 2013-B Trust’s senior asset-backed notes and $29.8 million of the 2013-B Trust’s subordinate asset-backed notes.

2013-BAC Securitization. On September 25, 2013, we completed a private securitization transaction in which Springleaf Funding Trust 2013-BAC (the “2013-BAC Trust”), a wholly owned special purpose vehicle, issued $500.0 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. We sold the personal loan-backed notes for gross proceeds of $500.0 million.

Midbrook 2013-VFN1 Securitization. On September 26, 2013, we established a private securitization transaction in which Midbrook Funding Trust 2013-VFN1 (the “Midbrook 2013-VFN1 Trust”), a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a one-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the one-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2017. At September 30, 2013, no amounts had been drawn under the notes.

Springleaf 2013-VFN1 Securitization. On September 27, 2013, we established a private securitization transaction in which Springleaf Funding Trust 2013-VFN1 (the “Springleaf 2013-VFN1 Trust”), a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period, which may be extended for one year, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two-or three-year funding period, as the case may be, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2019. At September 30, 2013, no amounts had been drawn under the notes.

Mortgage Loan Securitizations

2013-1 Securitization. On April 10, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $782.5 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2013-1 (the “2013-1 Trust”), at a 2.85% weighted average yield. We sold the mortgage-backed notes for $782.4 million, after the price discount but before expenses. We initially retained $236.8 million of the 2013-1 Trust’s subordinate mortgage-backed notes.

2013-2 Securitization. On July 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $599.4 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2013-2 (the “2013-2 Trust”), at a 2.88% weighted average yield. We sold the mortgage-backed notes for $590.9 million, after the price discount but before expenses. We initially retained $535.1 million of the 2013-2 Trust’s subordinate mortgage-backed notes.

Sales of Previously Retained Notes

During the nine months ended September 30, 2013, we sold the following previously retained mortgage-backed and asset- backed notes:

•                 $20.0 million mortgage-backed notes from our 2012-2 securitization and subsequently recorded $20.7 million of additional debt;

•                 $7.5 million mortgage-backed notes from our 2012-3 securitization and subsequently recorded $7.8 million of additional debt;

•                 $157.5 million mortgage-backed notes from our 2013-2 securitization and subsequently recorded $148.6 million of additional debt; and

•                 $114.0 million asset-backed notes from our 2013-B securitization and subsequently recorded $111.6 million of additional debt.

VIE Interest Expense

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2013 totaled $61.6 million and $151.4 million, respectively. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2012 totaled $32.7 million and $73.8 million, respectively.

UNCONSOLIDATED VIE

We have established a VIE that holds the junior subordinated debt. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at September 30, 2013 or December 31, 2012.

10. Derivative Financial Instruments

SFC has used derivative financial instruments in managing the cost of its debt by mitigating its exposures to interest rate and currency risks in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. On August 5, 2013, SFC terminated its remaining cross currency interest rate swap agreement with AIGFP, a subsidiary of AIG, and recorded a loss of $1.9 million in other revenues – other. Immediately following this termination, we had no derivative financial instruments.

While SFC’s cross currency interest rate swap agreement mitigated economic exposure of related debt, it did not qualify as a cash flow or fair value hedge under U.S. GAAP.

The fair value of our derivative instrument presented on a gross basis was as follows:

	September 30, 2013			December 31, 2012
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Non-Designated Hedging Instruments
Cross currency interest rate	$-	$-	$-	$416,636	$26,699	$-

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss, reclassified from accumulated other comprehensive income or loss into other revenues – other (effective portion) and interest expense (effective portion), and recognized in other revenues – other (ineffective portion) were as follows:

		From AOCI(L) (a) to			Recognized
		Other			in Other
		Revenues -	Interest		Revenues -
(dollars in thousands)	AOCI(L)	Other	Expense	Earnings (b)	Other

Three Months Ended

September 30, 2013

Cross currency interest rate	$-	$-	$-	$-	$-

Three Months Ended

September 30, 2012

Cross currency interest rate	$-	$293	$899	$1,192	$-

Nine Months Ended

September 30, 2013

Cross currency interest rate	$-	$-	$160	$160	$-

Nine Months Ended

September 30, 2012

Cross currency interest rate	$(16,987)	$(12,453)	$975	$(11,478)	$(426)

(a)           Accumulated other comprehensive income (loss).

(b)          Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues – other and to interest expense for cash flow hedges as disclosed on our condensed consolidated statement of comprehensive income (loss).

We elected to discontinue hedge accounting prospectively on one of our cash flow hedges as of May 2012 and terminated this cross currency interest rate swap agreement in August 2012. We continued to report the gain related to the discontinued and terminated cash flow hedge in accumulated other comprehensive income or loss. In January 2013, we reclassified the remaining $0.2 million of deferred net gain on cash flow hedges from accumulated other comprehensive income or loss to earnings.

The amounts recognized in other revenues – other for non-designated hedging instruments were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Non-Designated Hedging Instruments
Cross currency interest rate	$986	$(19,244)	$(3,376)	$(23,825)

Derivative adjustments included in other revenues – other consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Mark to market gains (losses)	$6,260	$(6,364)	$(8,244)	$(33,687)
Net interest income	1,701	4,955	9,161	14,575
Credit valuation adjustment gains (losses)	11	211	50	(3,614)
Ineffectiveness losses	-	-	-	(426)
Other	(292)	(1,258)	(292)	(517)
Total	$7,680	$(2,456)	$675	$(23,669)

SFC was exposed to credit risk if counterparties to its swap agreement did not perform. SFC regularly monitored counterparty credit ratings throughout the term of the agreement. SFC’s exposure to market risk was limited to changes in the value of its swap agreement offset by changes in the value of the hedged debt.

11. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

					Total
					Accumulated
	Unrealized	Unrealized	Retirement	Foreign	Other
	Gains (Losses)	Gains (Losses)	Plan	Currency	Comprehensive
	Investment	Cash Flow	Liabilities	Translation	Income
(dollars in thousands)	Securities	Hedges	Adjustments	Adjustments	(Loss)

Three Months Ended
September 30, 2013

Balance at beginning of period	$9,079	$-	$8,120	$6,221	$23,420
Other comprehensive loss before reclassifications	(215)	-	-	(2,056)	(2,271)
Reclassification adjustments from accumulated other comprehensive income	(6)	-	-	-	(6)
Balance at end of period	$8,858	$-	$8,120	$4,165	$21,143

Three Months Ended
September 30, 2012

Balance at beginning of period	$12,854	$1,511	$(21,828)	$1,365	$(6,098)
Other comprehensive income before reclassifications	2,510	-	-	3,067	5,577
Reclassification adjustments from accumulated other comprehensive income	390	(774)	-	-	(384)
Balance at end of period	$15,754	$737	$(21,828)	$4,432	$(905)

Nine Months Ended
September 30, 2013

Balance at beginning of period	$17,255	$104	$8,120	$4,127	$29,606
Other comprehensive income (loss) before reclassifications	(7,074)	-	-	38	(7,036)
Reclassification adjustments from accumulated other comprehensive income	(1,323)	(104)	-	-	(1,427)
Balance at end of period	$8,858	$-	$8,120	$4,165	$21,143

Nine Months Ended
September 30, 2012

Balance at beginning of period	$5,213	$4,318	$(35,221)	$152	$(25,538)
Other comprehensive income (loss) before reclassifications	9,918	(11,042)	13,393	4,280	16,549
Reclassification adjustments from accumulated other comprehensive income	623	7,461	-	-	8,084
Balance at end of period	$15,754	$737	$(21,828)	$4,432	$(905)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Unrealized gains (losses) on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$10	$(601)	$2,036	$(959)
Income tax effect	(4)	211	(713)	336
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	6	(390)	1,323	(623)

Unrealized gains (losses) on cash flow hedges:
Reclassification from accumulated other comprehensive income (loss) to interest expense, before taxes	-	899	160	975
Reclassification from accumulated other comprehensive income (loss) to other revenues - other, before taxes	-	293	-	(12,453)
Income tax effect	-	(418)	(56)	4,017
Reclassification from accumulated other comprehensive income (loss) to interest expense and other revenues - other, net of taxes	-	774	104	(7,461)
Total	$6	$384	$1,427	$(8,084)

12. Income Taxes

At September 30, 2013, we had a net deferred tax liability of $167.7 million, compared to $298.9 million at December 31, 2012. The decrease in the net deferred tax liability was primarily due to an improvement in the fair value of our finance receivables, which are marked to market value for tax basis. The decrease also reflected the recording of a deferred tax asset related to the accrual of expenses associated with the grant of restricted stock units (“RSUs”). See Note 16 for further discussion on the grant of RSUs of Springleaf Holdings, LLC, the predecessor entity of SHI, to certain of our executives on September 30, 2013. We had a partial valuation allowance on our state deferred tax assets, net of a deferred federal tax benefit of $21.3 million at September 30, 2013, compared to $19.7 million at December 31, 2012. We also had a valuation allowance against our United Kingdom operations of $20.1 million at September 30, 2013 and $19.6 million at December 31, 2012.

The effective tax rate for the nine months ended September 30, 2013 was 36.3%. The effective tax rate differed from the federal statutory rate primarily due to an increase of 2.2% for the benefit from state income taxes, net of provision for federal income taxes, an increase of 1.2% for the benefit of tax exempt income, and a decrease of 1.0% for an out-of-period adjustment in the first quarter of 2013. This adjustment, although temporary in nature, had an impact on the state tax expense since the adjustment impacted various states that have net operating losses and valuation allowances.

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

•                 consolidated certain branch operations in 26 states; and

•                 closed 231 branch offices.

As a result of these initiatives, during the first half of 2012 we reduced our workforce at our branch offices, at our Evansville, Indiana headquarters, and in the United Kingdom by 820 employees and incurred a pretax charge of $23.5 million.

Restructuring expenses and related asset impairment and other expenses by segment were as follows:

(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Consolidated Total

Nine Months Ended
September 30, 2012

Restructuring expenses	$15,634	$229	$818	$6,822	$23,503

Changes in the restructuring liability were as follows:

(dollars in thousands)	Severance Expenses	Contract Termination Expenses	Asset Writedowns	Other Exit Expenses*	Total Restructuring Expenses

Three Months Ended
September 30, 2013

Balance at beginning of period	$-	$113	$-	$-	$113
Amounts paid	-	(44)	-	-	(44)
Balance at end of period	$-	$69	$-	$-	$69

Three Months Ended
September 30, 2012

Balance at beginning of period	$2,168	$1,609	$-	$397	$4,174
Amounts paid	(1,583)	(885)	-	(136)	(2,604)
Balance at end of period	$585	$724	$-	$261	$1,570

Nine Months Ended
September 30, 2013

Balance at beginning of period	$56	$365	$-	$-	$421
Amounts paid	(56)	(296)	-	-	(352)
Balance at end of period	$-	$69	$-	$-	$69

Nine Months Ended
September 30, 2012

Balance at beginning of period	$-	$-	$-	$-	$-
Amounts charged to expense	11,600	5,840	5,246	817	23,503
Amounts paid	(11,015)	(5,116)	-	(756)	(16,887)
Non-cash expenses	-	-	(5,246)	200	(5,046)
Balance at end of period	$585	$724	$-	$261	$1,570

*                  Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the Fortress Acquisition.

We do not anticipate any additional future restructuring expenses to be incurred that can be reasonably estimated at September 30, 2013.

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

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $46.9 million at September 30, 2013 and $62.7 million at December 31, 2012. In 2012, our professional indemnity insurance claim was disputed, and in the fourth quarter of 2012, we reversed the recorded recovery on this insurance claim based upon our assessment that the probability of the recovery of the claim no longer met the probability standard for recognition.

15. Risks and Uncertainties Related to Liquidity and Capital Resources

We currently have a significant amount of indebtedness in relation to our equity. SFC’s credit ratings are non-investment grade, which impacts our cost of, and at times access to, capital and can (depending on market conditions) affect our ability to manage liquidity and the cost to refinance our indebtedness.

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

At September 30, 2013, we had $1.0 billion of cash and cash equivalents and during the nine months ended September 30, 2013 we generated a net loss of $73.7 million and net cash inflow from operating and investing activities of $540.8 million. At September 30, 2013, our remaining principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $560.0 million. Additionally, we have $262.8 million of debt maturities and interest payments (excluding securitizations) due in the first nine months of 2014. As of September 30, 2013, we had $1.4 billion UPB of unencumbered personal loans and $1.0 billion UPB of unencumbered real estate loans. In addition, SFC may demand payment of some or all of its note receivable from SFI ($538.0 million outstanding at September 30, 2013); however, SFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SFI in 2013.

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

PENSION AND POSTRETIREMENT PLANS

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

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Pension

Components of net periodic benefit cost:
Service cost	$-	$3,728	$-	$11,852
Interest cost	3,589	4,790	10,769	14,345
Expected return on assets	(3,874)	(5,159)	(11,622)	(15,530)
Amortization of net loss	12	23	35	296
Net periodic benefit cost	$(273)	$3,382	$(818)	$10,963

Postretirement

Components of net periodic benefit cost:
Service cost	$81	$76	$242	$234
Interest cost	64	71	193	214
Curtailment gain	-	-	-	(110)
Net periodic benefit cost	$145	$147	$435	$338

GRANT OF RESTRICTED STOCK UNITS

We recorded share-based compensation expense of $131.3 million in the third quarter of 2013 due to the grant of RSUs of Springleaf Holdings, LLC, the predecessor entity of SHI, to certain of our executives on September 30, 2013. These RSUs were converted into the right to receive 8.203125% of the outstanding shares of SHI common stock following the conversion of Springleaf Holdings, LLC into SHI on October

9, 2013. The shares of SHI common stock underlying these RSUs were delivered to the holders in October, 2013 after the conversion. The shares are fully vested, however generally cannot be sold or otherwise transferred for five years following the date of delivery, except to the extent necessary to satisfy certain tax obligations.

The Company has recognized this grant in accordance with ASC 718, Compensation—Stock Compensation. This guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of income and comprehensive income, based on the fair values.

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

Management considers Consumer and Insurance as our Core Consumer Operations and Real Estate as our Non-Core Portfolio.

Our segments are managed as follows:

Core Consumer Operations

•                 Consumer – We originate and service personal loans (secured and unsecured) in 26 states, which are our core operating states.

•                 Insurance – We offer credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. We also require credit-related property and casualty insurance, when needed, to protect our interest in the property pledged as collateral.

Non-Core Portfolio

•                 Real Estate – We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices are either serviced by our branch personnel or by our centralized servicing operation. Real estate loans previously acquired or originated through centralized distribution channels are serviced by one of our wholly owned subsidiaries, MorEquity, all of which are subserviced by Nationstar, except for certain securitized real estate loans, which are serviced and subserviced by third parties. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. As a result of the cessation of real estate lending effective January 1, 2012, all of our real estate loans are in a liquidating status.

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Other also includes $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013, which is not considered pertinent in determining segment performance.

Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry.

The “Push-down Accounting Adjustments” column in the following tables consists of:

•                 the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities;

•                 the difference in finance charges on our purchased credit impaired finance receivables compared to the finance charges on these finance receivables on a historical accounting basis;

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

					Total
					Historical	Push-down
					Accounting	Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Basis	Adjustments	Total

Three Months Ended September 30, 2013

Interest income:
Finance charges	$188,294	$-	$168,872	$10,001	$367,167	$50,460	$417,627
Interest expense	38,260	-	129,309	3,329	170,898	34,138	205,036
Net interest income	150,034	-	39,563	6,672	196,269	16,322	212,591
Provision for finance receivable losses	38,111	-	42,863	2,392	83,366	14,048	97,414
Net interest income after provision for finance receivable losses	111,923	-	(3,300)	4,280	112,903	2,274	115,177
Other revenues:
Insurance	-	38,266	-	18	38,284	(7)	38,277
Investment	-	8,308	-	-	8,308	(1,552)	6,756
Intersegment - insurance commissions	15,086	(15,097)	42	(31)	-	-	-
Net loss on repurchases and repayments of debt	(2,892)	-	(17,175)	(705)	(20,772)	(13,731)	(34,503)
Other	493	2,426	(1,841)	4,402	5,480	34	5,514
Total other revenues	12,687	33,903	(18,974)	3,684	31,300	(15,256)	16,044
Other expenses:
Operating expenses:
Salaries and benefits	58,593	7,285	7,551	136,249	209,678	(53)	209,625
Other operating expenses	30,867	3,288	14,785	2,067	51,007	1,103	52,110
Insurance losses and loss adjustment expenses	-	16,849	-	-	16,849	(299)	16,550
Total other expenses	89,460	27,422	22,336	138,316	277,534	751	278,285
Income (loss) before provision for (benefit from) income taxes	$35,150	$6,481	$(44,610)	$(130,352)	$(133,331)	$(13,733)	$(147,064)

					Total
					Historical	Push-down
					Accounting	Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Basis	Adjustments	Total

Three Months Ended September 30, 2012

Interest income:
Finance charges	$149,333	$-	$198,164	$22,603	$370,100	$46,755	$416,855
Finance receivables held for sale originated as held for investment	-	-	344	-	344	2	346
Total interest income	149,333	-	198,508	22,603	370,444	46,757	417,201
Interest expense	35,434	-	165,303	7,271	208,008	59,077	267,085
Net interest income	113,899	-	33,205	15,332	162,436	(12,320)	150,116
Provision for finance receivable losses	17,633	-	(107,306)	2,663	(87,010)	177,846	90,836
Net interest income after provision for finance receivable losses	96,266	-	140,511	12,669	249,446	(190,166)	59,280
Other revenues:
Insurance	-	31,718	-	23	31,741	(22)	31,719
Investment	-	7,976	-	-	7,976	(2,229)	5,747
Intersegment - insurance commissions	10,576	(10,547)	29	(58)	-	-	-
Net gain (loss) on repurchases and repayments of debt	3,234	-	7,565	776	11,575	(22,245)	(10,670)
Other	(1,980)	1,543	(13,143)	5,757	(7,823)	9,676	1,853
Total other revenues	11,830	30,690	(5,549)	6,498	43,469	(14,820)	28,649
Other expenses:
Operating expenses:
Salaries and benefits	60,970	2,890	7,052	7,334	78,246	(124)	78,122
Other operating expenses	24,585	2,097	14,570	23,988	65,240	6,534	71,774
Insurance losses and loss adjustment expenses	-	15,360	-	-	15,360	(208)	15,152
Total other expenses	85,555	20,347	21,622	31,322	158,846	6,202	165,048

Income (loss) before provision for (benefit from) income taxes	$22,541	$10,343	$113,340	$(12,155)	$134,069	$(211,188)	$(77,119)

					Total
					Historical	Push-down
					Accounting	Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Basis	Adjustments	Total

At or for the Nine Months Ended September 30, 2013

Interest income:
Finance charges	$519,315	$-	$529,446	$37,631	$1,086,392	$149,091	$1,235,483
Interest expense	111,399	-	418,051	12,198	541,648	105,284	646,932
Net interest income	407,916	-	111,395	25,433	544,744	43,807	588,551
Provision for finance receivable losses	52,126	-	193,391	(3,356)	242,161	19,981	262,142
Net interest income after provision for finance receivable losses	355,790	-	(81,996)	28,789	302,583	23,826	326,409
Other revenues:
Insurance	-	107,114	-	58	107,172	(28)	107,144
Investment	-	31,054	-	-	31,054	(4,763)	26,291
Intersegment - insurance commissions	43,296	(43,302)	100	(94)	-	-	-
Net gain (loss) on repurchases and repayments of debt	(4,391)	-	(36,775)	(977)	(42,143)	7,585	(34,558)
Other	1,256	6,797	(1,372)	14,327	21,008	(134)	20,874
Total other revenues	40,161	101,663	(38,047)	13,314	117,091	2,660	119,751
Other expenses:
Operating expenses:
Salaries and benefits	182,051	11,402	20,541	149,329	363,323	(160)	363,163
Other operating expenses	89,642	8,369	43,431	6,174	147,616	3,418	151,034
Insurance losses and loss adjustment expenses	-	48,373	-	-	48,373	(723)	47,650
Total other expenses	271,693	68,144	63,972	155,503	559,312	2,535	561,847
Income (loss) before provision for (benefit from) income taxes	$124,258	$33,519	$(184,015)	$(113,400)	$(139,638)	$23,951	$(115,687)

Assets	$3,075,404	$913,440	$8,762,800	$1,801,248	$14,552,892	$(633,464)	$13,919,428

					Total
					Historical	Push-down
					Accounting	Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Basis	Adjustments	Total

At or for the Nine Months Ended September 30, 2012

Interest income:
Finance charges	$429,564	$-	$619,312	$82,976	$1,131,852	$138,114	$1,269,966
Finance receivables held for sale originated as held for investment	-	-	2,734	-	2,734	6	2,740
Total interest income	429,564	-	622,046	82,976	1,134,586	138,120	1,272,706
Interest expense	102,129	-	508,368	27,398	637,895	185,439	823,334
Net interest income	327,435	-	113,678	55,578	496,691	(47,319)	449,372
Provision for finance receivable losses	46,471	-	(25,488)	7,196	28,179	199,251	227,430
Net interest income after provision for finance receivable losses	280,964	-	139,166	48,382	468,512	(246,570)	221,942
Other revenues:
Insurance	-	93,050	-	84	93,134	(92)	93,042
Investment	-	28,226	-	-	28,226	(6,848)	21,378
Intersegment - insurance commissions	29,757	(30,045)	65	223	-	-	-
Net gain (loss) on repurchases and repayments of debt	5,881	-	13,755	1,412	21,048	(32,798)	(11,750)
Other	(2,250)	3,173	(47,873)	15,969	(30,981)	11,777	(19,204)
Total other revenues	33,388	94,404	(34,053)	17,688	111,427	(27,961)	83,466
Other expenses:
Operating expenses:	185,261	8,660	21,845	25,731	241,497	(383)	241,114
Salaries and benefits
Other operating expenses	88,691	8,215	59,224	48,669	204,799	9,358	214,157
Restructuring expenses	15,634	229	818	6,822	23,503	-	23,503
Insurance losses and loss adjustment expenses	-	43,076	-	-	43,076	(774)	42,302
Total other expenses	289,586	60,180	81,887	81,222	512,875	8,201	521,076

Income (loss) before provision for (benefit from) income taxes	$24,766	$34,224	$23,226	$(15,152)	$67,064	$(282,732)	$(215,668)

Assets	$2,536,917	$957,558	$9,966,285	$2,444,705	$15,905,465	$(848,860)	$15,056,605

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total	Total
				Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

September 30, 2013

Assets
Cash and cash equivalents	$1,048,751	$-	$-	$1,048,751	$1,048,751
Investment securities	100	541,676	26,431	568,207	568,207
Net finance receivables, less allowance for finance receivable losses	-	-	11,097,113	11,097,113	10,969,326
Note receivable from parent	-	537,989	-	537,989	537,989
Restricted cash	346,631	-	-	346,631	346,631
Other assets:
Commercial mortgage loans	-	-	94,885	94,885	102,798
Escrow advance receivable	-	-	19,674	19,674	19,674
Receivable from parent and affiliates	-	17,664	-	17,664	17,664

Liabilities
Long-term debt	$-	$12,694,404	$-	$12,694,404	$11,740,773

December 31, 2012

Assets
Cash and cash equivalents	$1,357,212	$-	$-	$1,357,212	$1,357,212
Investment securities	255	639,148	29,767	669,170	669,170
Net finance receivables, less allowance for finance receivable losses	-	-	11,608,720	11,608,720	11,516,591
Note receivable from parent	-	537,989	-	537,989	537,989
Restricted cash	113,703	-	-	113,703	113,703
Other assets:
Commercial mortgage loans	-	-	99,933	99,933	110,398
Cross currency interest rate derivative	-	26,699	-	26,699	26,699
Escrow advance receivable	-	-	18,520	18,520	18,520
Receivable from parent and affiliates	-	16,196	-	16,196	16,196

Liabilities
Long-term debt	$-	$12,912,712	$-	$12,912,712	$12,454,316
Payable to affiliate	-	30,750	-	30,750	30,750

FAIR VALUE MEASUREMENTS – RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

September 30, 2013

Assets
Cash and cash equivalents in mutual funds	$264,135	$-	$-	$264,135
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	74,783	-	74,783
Obligations of states, municipalities, and political subdivisions	-	94,974	-	94,974
Corporate debt	-	207,550	15,090	222,640
RMBS	-	139,051	85	139,136
CMBS	-	20,212	2	20,214
CDO/ABS	-	5,106	8,433	13,539
Total	-	541,676	23,610	565,286
Other long-term investments (a)	-	-	1,375	1,375
Common stocks (b)	100	-	-	100
Total investment securities	100	541,676	24,985	566,761
Restricted cash in mutual funds	284,816	-	-	284,816
Total	$549,051	$541,676	$24,985	$1,115,712

December 31, 2012

Assets
Cash and cash equivalents in mutual funds	$630,227	$-	$-	$630,227
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	36,442	-	36,442
Obligations of states, municipalities, and political subdivisions	-	140,224	-	140,224
Corporate debt	-	274,272	13,417	287,689
RMBS	-	172,135	74	172,209
CMBS	-	12,899	153	13,052
CDO/ABS	-	3,176	13,392	16,568
Total	-	639,148	27,036	666,184
Other long-term investments (a)	-	-	1,380	1,380
Common stocks (b)	255	-	-	255
Total investment securities	255	639,148	28,416	667,819
Restricted cash in mutual funds	93,781	-	-	93,781
Other assets - cross currency interest rate derivative	-	26,699	-	26,699
Total	$724,263	$665,847	$28,416	$1,418,526

(a)           Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2013 and December 31, 2012 that we account for using the equity method.

(b)          Common stocks excludes stocks not carried at fair value of $0.9 million at September 30, 2013 and $0.7 million at December 31, 2012.

We had no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2013.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Three Months Ended
September 30, 2013

Investment securities:
Bonds:
Corporate debt	$13,114	$(58)	$18	$2,016	$-	$-	$15,090
RMBS	218	-	(133)	-	-	-	85
CMBS	2	-	-	-	-	-	2
CDO/ABS	8,463	49	(4)	(75)	-	-	8,433
Total	21,797	(9)	(119)	1,941	-	-	23,610
Other long-term investments (b)	1,478	-	(103)	-	-	-	1,375
Total investment securities	$23,275	$(9)	$(222)	$1,941	$-	$-	$24,985

(a)           The detail of purchases, sales, issues, and settlements for the three months ended September 30, 2013 is presented in the table below.

(b)          Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2013 that we account for using the equity method.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Three Months Ended
September 30, 2013

Investment securities:
Bonds:
Corporate debt	$2,016	$-	$-	$-	$2,016
CDO/ABS	-	-	-	(75)	(75)
Total investment securities	$2,016	$-	$-	$(75)	$1,941

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

Three Months Ended
September 30, 2012

Investment securities:
Bonds:
Corporate debt	$-	$(19)	$8	$-	$14,133	$-	$14,122
RMBS	2,025	(207)	(362)	(62)	-	(1,304)	90
CMBS	7,864	(29)	59	(456)	-	(7,159)	279
CDO/ABS	9,696	100	379	(263)	5,169	(909)	14,172
Total	19,585	(155)	84	(781)	19,302	(9,372)	28,663
Other long-term investments (b)	2,707	-	(196)	-	-	-	2,511
Total investment securities	$22,292	$(155)	$(112)	$(781)	$19,302	$(9,372)	$31,174

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended September 30, 2012.

(b)         Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2012 that we account for using the equity method.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Nine Months Ended
September 30, 2013

Investment securities:
Bonds:
Corporate debt	$13,417	$(167)	$305	$1,535	$-	$-	$15,090
RMBS	74	(35)	46	-	-	-	85
CMBS	153	(8)	6	(149)	-	-	2
CDO/ABS	13,392	671	(535)	(5,095)	-	-	8,433
Total	27,036	461	(178)	(3,709)	-	-	23,610
Other long-term investments (b)	1,380	2	4	(11)	-	-	1,375
Total investment securities	$28,416	$463	$(174)	$(3,720)	$-	$-	$24,985

(a)           The detail of purchases, sales, issues, and settlements for the nine months ended September 30, 2013 is presented in the table below.

(b)          Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2013 that we account for using the equity method.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Nine Months Ended
September 30, 2013

Investment securities:
Bonds:
Corporate debt	$2,016	$-	$-	$(481)	$1,535
CMBS	-	-	-	(149)	(149)
CDO/ABS	-	-	-	(5,095)	(5,095)
Total	2,016	-	-	(5,725)	(3,709)
Other long-term investments	-	-	-	(11)	(11)
Total investment securities	$2,016	$-	$-	$(5,736)	$(3,720)

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

Nine Months Ended
September 30, 2012

Investment securities:
Bonds:
Corporate debt	$2,800	$(16)	$192	$(2,987)	$14,133	$-	$14,122
RMBS	1,914	(171)	(170)	(179)	-	(1,304)	90
CMBS	7,944	(40)	342	(808)	-	(7,159)	279
CDO/ABS	8,916	232	1,236	(472)	5,169	(909)	14,172
Total	21,574	5	1,600	(4,446)	19,302	(9,372)	28,663
Other long-term investments (b)	4,127	-	(680)	(936)	-	-	2,511
Common stocks	3	(5)	2	-	-	-	-
Total investment securities	$25,704	$-	$922	$(5,382)	$19,302	$(9,372)	$31,174

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the nine months ended September 30, 2012.

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

There were no unrealized gains or losses recognized in earnings on instruments held at September 30, 2013 or 2012.

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

The unobservable inputs and quantitative data used in our Level 3 valuations for our investment securities were developed and used in models created by our third-party valuation service providers, which values were used by us for fair value disclosure purposes without adjustment. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs for other long-term investments. As a result, the weighted average ranges of the inputs for these investment securities are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at September 30, 2013 and December 31, 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2013	December 31, 2012
Corporate debt	Discounted cash flows	Yield	2.61% - 7.61% (4.41%)	2.74% - 7.35% (4.45%)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A*	N/A*

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2013

Assets
Real estate owned	$-	$-	$69,497	$69,497
Commercial mortgage loans	-	-	11,735	11,735
Total	$-	$-	$81,232	$81,232

December 31, 2012

Assets
Real estate owned	$-	$-	$98,379	$98,379
Commercial mortgage loans	-	-	19,037	19,037
Total	$-	$-	$117,416	$117,416

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Assets
Real estate owned	$5,668	$7,686	$19,270	$27,546
Commercial mortgage loans	(61)	1,626	(1,774)	3,093
Finance receivables held for sale	-	-	-	1,371
Other intangible assets	-	4,555	-	4,555
Total	$5,607	$13,867	$17,496	$36,565

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in Real Estate to their fair value for the three and nine months ended September 30, 2013 and 2012 and recorded the writedowns in other revenues – other. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans to record their fair value for the three and nine months ended September 30, 2013 and 2012 and recorded the net impairments in investment revenues.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in Real Estate to their fair value for the nine months ended September 30, 2012 and recorded the writedowns in other revenues – other.

In accordance with the authoritative guidance for the accounting for the impairment of other intangible assets, we recognized $4.6 million of impairment in operating expenses for the three and nine months ended September 30, 2012 related to the write off of our customer lists intangible assets as a result of the sale of Ocean finance receivables and brokerage business in August 2012.

The unobservable inputs and quantitative data used in our Level 3 valuations for our real estate owned, commercial mortgage loans, and finance receivables held for sale were developed and used in models created by our third-party valuation service providers or valuations provided by external parties, which values were used by us for fair value disclosure purposes without adjustment. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2013	December 31, 2012
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*
Finance receivables held for sale	Market approach	Negotiated prices with prospective purchasers	N/A*	N/A*
Other intangible assets	Discounted cash flows	N/A*	N/A*	N/A*

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

19.  Subsequent Events

SPRINGLEAF FINANCIAL HOLDINGS, LLC INCENTIVE UNITS

On October 9, 2013, certain executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions.

The Company will recognize these incentive units in accordance with ASC 710, Compensation— General, and will recognize compensation expense at the time distributions are made to the executives.

SECURITIZATION

On October 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $270.5 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2013-3 (the “2013-3 Trust”), at a 3.40% weighted average yield. We sold the mortgage-backed notes for $269.4 million, after the price discount but before expenses. We initially retained $228.7 million of the 2013-3 Trust’s subordinate mortgage-backed notes. On October 17, 2013, we sold $22.5 million of the previously retained mortgage-backed notes and subsequently recorded $22.7 million of additional debt.

NOTE RECEIVABLE FROM PARENT

On October 10, 2013 and October 28, 2013, SFC received payments of $140.0 million and $230.0 million, respectively, from SFI towards SFC’s note receivable from parent. Following the payments, SFC’s note receivable from parent totaled $168.0 million. SFC’s note receivable from parent is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SFI in 2013.

SECURED TERM LOAN PREPAYMENT

On October 11, 2013, SFFC made a prepayment, without penalty or premium, of $550.0 million of outstanding principal (plus accrued interest) on the secured term loan. Following the prepayment, the initial loans under the secured term loan maturing in 2017 were fully repaid, and the outstanding principal amount of loans under the New Loan Tranche of the secured term loan maturing in 2019, put in place on September 30, 2013, totaled $750.0 million.

INITIAL PUBLIC OFFERING

On October 21, 2013, SHI completed its initial public offering of common stock and, together with certain selling stockholders, sold 24,201,920 shares (including 3,156,772 shares sold in connection with the exercise by the underwriters of their overallotment option) of common stock, par value $0.01 per share, at a price of $17.00 per share, less an underwriting discount of $1.105 per share. SHI incurred an estimated $19.8 million of offering expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•                 changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from Insurance;

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

•                 changes in federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (which, among other things, established the Consumer Financial Protection Bureau, which has broad authority to regulate and examine financial institutions), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

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

We also direct readers to other risks and uncertainties discussed in other documents we file with the SEC. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.

Overview

We are a leading consumer finance company providing responsible loan products and related credit insurance products primarily to non-prime customers. We originate consumer loans through our network of 833 branch offices in 26 states. At September 30, 2013, we had over 819,900 personal loans, representing $3.0 billion in net finance receivables.

Our core product offerings include:

•                 Personal Loans – We offer personal loans through our nationwide branch network to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to four years. These personal loans are generally secured by collateral consisting of titled personal property (such as automobiles), consumer household goods or other items of personal property, but some are unsecured.

•                 Insurance Products – We offer our customers credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection through our branch operations. Credit insurance and non-credit insurance products are provided by our subsidiaries, Merit and Yosemite Insurance Company (“Yosemite”). The ancillary products are home security and auto security membership plans and home appliance service contracts of unaffiliated companies.

Our legacy products include:

•                 Real Estate Loans – We ceased real estate lending in January 2012. These loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. We continue to service the liquidating real estate loans and support any advances on open-end accounts.

•                 Retail Sales Finance – We ceased purchasing retail sales contracts and revolving retail accounts in January 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

2012 STRATEGIC REVIEW

Restructuring Activities

As part of a strategic effort to reposition the Company and to renew focus on the personal loan business, we initiated a number of restructuring activities during the first half of 2012, including the following:  (1) ceased originating real estate loans nationwide and in the United Kingdom; (2) ceased retail sales financing; (3) consolidated certain branch operations resulting in closure of 231 branch offices. As a result of these initiatives, we reduced our workforce in our branch operations, at our Evansville, Indiana headquarters, and in our operations in the United Kingdom by 820 employees, and we incurred a pretax charge of $23.5 million during the first half of 2012.

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

This reassignment of employees and the intercompany agreements related to the structural realignment were not expected to result in a material increase in the costs and expenses that SFC would have incurred had this reorganization not taken place. We continue to focus on our Core Consumer Operations. SGSC is not a subsidiary of SFC.

2013 INITIATIVES

Consumer Loan Securitizations

2013-A Securitization. On February 19, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $567.9 million of notes backed by personal loans held by the 2013-A Trust, at a 2.83% weighted average yield. We sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement. We initially retained $36.4 million of the 2013-A Trust’s subordinate asset-backed notes.

2013-B Securitization. On June 19, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $256.2 million of notes backed by personal loans held by the 2013-B Trust, at a 4.11% weighted average yield. We sold the asset-backed notes for $255.4 million, after the price discount but before expenses and a $4.4 million interest reserve requirement. We initially retained $114.0 million of the 2013-B Trust’s senior asset-backed notes and $29.8 million of the 2013-B Trust’s subordinate asset-backed notes. In August 2013, we sold $114.0 million of the previously retained asset-backed notes and subsequently recorded $111.6 million of additional debt.

2013-BAC Securitization. On September 25, 2013, we completed a private securitization transaction in which the 2013-BAC Trust, a wholly owned special purpose vehicle, issued $500.0 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. We sold the personal loan-backed notes for gross proceeds of $500.0 million.

Midbrook 2013-VFN1 Securitization. On September 26, 2013, we established a private securitization transaction in which Midbrook Funding Trust 2013-VFN1, a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a one-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the one-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2017. At September 30, 2013, no amounts had been drawn under the notes.

Springleaf 2013-VFN1 Securitization. On September 27, 2013, we established a private securitization transaction in which Springleaf Funding Trust 2013-VFN1, a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period, which may be extended for one year, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two-or three-year funding period, as the case may be, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2019. At September 30, 2013, no amounts had been drawn under the notes.

Mortgage Loan Securitizations

2013-1 Securitization. On April 10, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $782.5 million of notes backed by real estate loans held by the 2013-1 Trust, at a 2.85% weighted average yield. We sold the mortgage-backed notes for $782.4 million, after the price discount but before expenses. We initially retained $236.8 million of the 2013-1 Trust’s subordinate mortgage-backed notes.

2013-2 Securitization. On July 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $599.4 million of notes backed by real estate loans held by the 2013-2 Trust, at a 2.88% weighted average yield. We sold the mortgage-backed notes for $590.9 million, after the price discount but before expenses. We initially retained $535.1 million of the 2013-2 Trust’s subordinate mortgage-backed notes. In the third quarter of 2013, we sold $157.5 million of the previously retained mortgage-backed notes and subsequently recorded $148.6 million of additional debt.

2013-3 Securitization. On October 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $270.5 million of notes backed by real estate loans held by the 2013-3 Trust, at a 3.40% weighted average yield. We sold the mortgage-backed notes for $269.4 million, after the price discount but before expenses. We initially retained $228.7 million of the 2013-3 Trust’s subordinate mortgage-backed notes. On October 17, 2013, we sold $22.5 million of the previously retained mortgage-backed notes and subsequently recorded $22.7 million of additional debt.

SFC’s Offerings of Senior Notes

On May 29, 2013, SFC issued $300 million aggregate principal amount of 6.00% senior notes due 2020. On September 24, 2013, SFC issued $650 million aggregate principal amount of 7.75% senior notes due 2021 (the “7.75% Senior Notes”) and $300 million aggregate principal amount of 8.25% senior notes due 2023 (the “8.25% Senior Notes”). SFC issued $500 million aggregate principal amount of the 7.75% Senior Notes and $200 million aggregate principal amount of the 8.25% Senior Notes in exchange for $700 million aggregate principal amount of SFC’s outstanding 6.90% medium term notes due 2017. SFC used a portion of the proceeds from this offering to repurchase $183.7 million aggregate principal amount of its 6.90% medium term notes due 2017.

Repayments of Long-Term Debt

During the nine months ended September 30, 2013, we repaid $4.35 billion of long-term debt consisting of $2.45 billion of the secured term loan (net of the New Loan Tranche of $750.0 million), $656.0 million of securitizations, $652.7 million of medium-term notes (net of $700.0 million exchange of SFC’s medium-term notes discussed above), $431.6 million (€345.2 million) of Euro denominated notes, and $156.6 million of retail notes.

On October 11, 2013, SFFC made a prepayment, without penalty or premium, of $550.0 million of outstanding principal (plus accrued interest) on the secured term loan. Following the prepayment, the initial loans under the secured term loan maturing in 2017 were fully repaid, and the outstanding principal amount of loans under the New Loan Tranche of the secured term loan maturing in 2019, put in place on September 30, 2013, totaled $750.0 million.

Springleaf Holdings, Inc. Restricted Stock Units

On September 30, 2013, certain executives of the Company were granted RSUs of Springleaf Holdings, LLC, the predecessor entity of SHI. These RSUs were converted into the right to receive 8.203125% of the outstanding shares of SHI common stock following the conversion of Springleaf Holdings, LLC into SHI on October 9, 2013. The shares of SHI common stock underlying these RSUs were delivered to the holders in October, 2013 after the conversion. The shares are fully vested, however generally cannot be sold or otherwise transferred for five years following the date of delivery, except to the extent necessary to satisfy certain tax obligations.

The Company has recognized this grant in accordance with ASC 718, Compensation–Stock Compensation. This guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of income and comprehensive income, based on the fair values.

Springleaf Financial Holdings, LLC Incentive Units

On October 9, 2013, certain executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions.

The Company will recognize these incentive units in accordance with ASC 710, Compensation– General, and will recognize compensation expense at the time distributions are made to the executives.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to maintain the favorable performance of our personal loans achieved during 2012 and the first nine months of 2013. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations driven by several factors:

•                 Declining competition from banks, thrifts, and credit unions as these institutions have retreated from the non-prime market in the face of regulatory scrutiny and in the aftermath of the housing crisis. This reduction in competition has occurred concurrently with the exit of subprime credit card providers from the industry. As a result of the reduced lending of these competitors, access to credit has fallen substantially for the non-prime segment of customers, which, in turn, has increased our potential customer base.

•                 Slow but sustained economic growth.

•                 Migration of customer activity from traditional channels such as direct mail to online channels where we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

•                 Our renewed focus on our personal loan business as we have discontinued real estate and other product originations both in our branches and in centralized lending.

We anticipate the credit quality ratios in our real estate loan portfolio will remain under pressure as the portfolio continues to liquidate, however, performance may improve as a result of strengthening home prices as well as increased centralization of real estate loan servicing and the application of analytics to more effectively target portfolio management and collections strategies.

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our segments is provided under “—Segment Results.”

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$417,627	$416,855	$1,235,483	$1,269,966
Finance receivables held for sale originated as held for investment	-	346	-	2,740
Total interest income	417,627	417,201	1,235,483	1,272,706

Interest expense	205,036	267,085	646,932	823,334

Net interest income	212,591	150,116	588,551	449,372

Provision for finance receivable losses	97,414	90,836	262,142	227,430

Net interest income after provision for finance receivable losses	115,177	59,280	326,409	221,942

Other revenues:
Insurance	38,277	31,719	107,144	93,042
Investment	6,756	5,747	26,291	21,378
Net loss on repurchases and repayments of debt	(34,503)	(10,670)	(34,558)	(11,750)
Other	5,514	1,853	20,874	(19,204)
Total other revenues	16,044	28,649	119,751	83,466

Other expenses:
Operating expenses:
Salaries and benefits	209,625	78,122	363,163	241,114
Other operating expenses	52,110	71,774	151,034	214,157
Restructuring expenses	-	-	-	23,503
Insurance losses and loss adjustment expenses	16,550	15,152	47,650	42,302
Total other expenses	278,285	165,048	561,847	521,076

Loss before benefit from income taxes	(147,064)	(77,119)	(115,687)	(215,668)

Benefit from income taxes	(55,669)	(27,146)	(42,001)	(74,490)

Net loss	$(91,395)	$(49,973)	$(73,686)	$(141,178)

Comparison of Consolidated Results for Three Months Ended September 30, 2013 and 2012

Finance charges increased for the three months ended September 30, 2013 when compared to the same period in 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012 - Three Months Ended September 30

Decrease in average net receivables	$(19,521)
Increase in yield	20,293
Total	$772

Average net receivables decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to our liquidating real estate loan portfolio as well as the impact of our branch office closings during 2012, partially offset by higher personal loan average net receivables from our continued focus on personal loans.

Yield increased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to our continued focus on personal loans, which have higher yields. This increase was partially offset by the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables) and the diminishing impact on yield from the effects of push-down accounting over time.

Interest expense decreased for the three months ended September 30, 2013 when compared to the same period in 2012 due to the following:

(dollars in thousands)

2013 compared to 2012 - Three Months Ended September 30

Decrease in average debt	$(24,143)
Decrease in weighted average interest rate	(37,906)
Total	$(62,049)

Average debt decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to debt repurchases and repayments of $1.1 billion during the fourth quarter of 2012 and $4.3 billion during the nine months ended September 30, 2013. These decreases were partially offset by eight securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of eight securitization transactions during the past twelve months, which generally have lower interest rates.

Provision for finance receivable losses increased $6.6 million for the three months ended September 30, 2013 when compared to the same period in 2012. This increase was primarily due to the additional allowance requirements of $12.7 million recorded in the three months ended September 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition and growth in our personal loans in 2013. These increases were partially offset by favorable personal loan delinquency trends. The allowance for finance receivables losses was eliminated with the application of push-down accounting as the allowance for finance receivable losses was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Net loss on repurchases and repayments of debt increased $23.8 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to the repurchases of debt in 2013 at net amounts greater than par compared to the repurchases of debt in 2012 at net amounts less than par, as well as repurchases of debt in 2013 with higher fair value mark losses when compared to 2012.

Other revenues – other increased $3.7 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gain (loss) on sales of real estate owned properties primarily due to a decrease in the number of real estate owned properties and partially due to a change in our assumptions with respect to estimating the net realizable value of real estate owned effective December 31, 2012. The change in our assumptions resulted from our valuation assessment of real estate owned in comparison to realization experience.

Salaries and benefits increased $131.5 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013.

Other operating expenses decreased $19.7 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to additional expenses recorded in the third quarter of 2012 for refunds to customers of our United Kingdom subsidiary relating to payment protection insurance, lower collateral fees paid to SFI during the third quarter of 2013 for the use of cash collateral used as security for derivatives with AIGFP, and lower amortization of other intangible assets resulting from the write off of our customer lists intangible assets as a result of the sale of Ocean finance receivables and brokerage business in August 2012. These decreases were partially offset by lower legal accruals in 2012.

Benefit from income taxes increased $28.5 million for the three months ended September 30, 2013 when compared to the same period in 2012. The effective tax rate for the three months ended September 30, 2013 was 37.9%. The effective tax rate differed from the statutory rate primarily due to benefit from state income taxes and the impact of recording a partial valuation allowance related to our foreign and state operations.

Comparison of Consolidated Results for Nine Months Ended September 30, 2013 and 2012

Finance charges decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012 - Nine Months Ended September 30

Decrease in average net receivables	$(89,503)
Increase in yield	58,628
Change in number of days (due to 2012 leap year)	(3,608)
Total	$(34,483)

Average net receivables decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to our liquidating real estate loan portfolio as well as the impact of our branch office closings during 2012, partially offset by higher personal loan average net receivables resulting from our continued focus on personal loans.

Yield increased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to our continued focus on personal loans, which have higher yields. This increase was partially offset by the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables) and the diminishing impact on yield from the effects of push-down accounting over time.

Interest expense decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 due to the following:

(dollars in thousands)

2013 compared to 2012 - Nine Months Ended September 30

Decrease in average debt	$(66,887)
Decrease in weighted average interest rate	(109,515)
Total	$(176,402)

Average debt decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to debt repurchases and repayments of $1.1 billion during the fourth quarter of 2012 and $4.3 billion during the nine months ended September 30, 2013. These decreases were partially offset by eight securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of eight securitization transactions during the past twelve months, which generally have lower interest rates.

Provision for finance receivable losses increased $34.7 million for the nine months ended September 30, 2013 when compared to the same period in 2012. This increase was primarily due to the additional allowance requirements of $68.7 million recorded in the nine months ended September 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition and growth in our personal loans in 2013. These increases were partially offset by $41.2 million of recoveries on charged-off finance receivables resulting from a sale of these finance receivables to an unrelated third party in June 2013 and favorable personal and real estate loan delinquency trends. We expect to continue to sell charged-off finance receivables within our portfolios from time to time. If we were to sell additional charged-off finance receivables in a given period, we would recognize a decrease to our provision for finance receivables losses and improve our liquidity. The allowance for finance receivables losses was eliminated with the application of push-down accounting as the allowance for finance receivable losses was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Net loss on repurchases and repayments of debt increased $22.8 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the repurchases of debt in 2013 at net amounts greater than par compared to the repurchases of debt in 2012 at net amounts less than par, as well as repurchases of debt in 2013 with higher fair value mark losses when compared to 2012.

Other revenues – other increased $40.1 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gain (loss) on sales of real estate owned primarily due to a decrease in the number of real estate owned properties and partially due to a change in our assumptions with respect to estimating the net realizable value of real estate owned effective December 31, 2012. The change in our assumptions resulted from our valuation assessment of real estate owned in comparison to realization experience. The increase in other revenues – other also reflected lower net losses on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents.

Salaries and benefits increased $122.0 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter 2013, partially offset by lower pension expenses primarily due to the pension plan freeze effective December 31, 2012. Other operating expenses decreased $63.1 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to additional expenses recorded during the nine months ended September 30, 2012 for refunds to customers of our United Kingdom subsidiary relating to payment protection insurance, lower occupancy costs as a result of fewer branch offices in 2013, lower real estate expenses on real estate owned, and lower amortization of other intangible assets resulting from the write off of our customer lists intangible assets as a result of the sale of Ocean finance receivables and brokerage business in August 2012.

We recorded restructuring expenses of $23.5 million during the nine months ended September 30, 2012 due to our branch office closings and workforce reductions, which were instituted as part of a strategic effort to reposition the Company and to renew focus on the personal loan business. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information on the restructuring expenses.

Benefit from income taxes decreased $32.5 million for the nine months ended September 30, 2013 when compared to the same period in 2012. The effective tax rate for the nine months ended September 30, 2013 was 36.3%. The effective tax rate differed from the federal statutory rate primarily due to an increase of 2.2% for the benefit from state income taxes, net of provision for federal income taxes, an increase of 1.2% for the benefit of tax exempt income, and a decrease of 1.0% for an out-of-period adjustment related to 2012 that was recorded in March 2013. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on this adjustment.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Push-Down Accounting Basis to Historical Accounting Basis

Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at November 30, 2010, the date of the Fortress Acquisition, in accordance with business combination accounting standards, or push-down accounting, which resulted in a $1.5 billion bargain purchase gain for the one month ended December 31, 2010. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustments recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition, in each case, as described in more detail in the footnotes to the table below. In addition, push-down accounting resulted in the elimination of accretion or amortization of discounts, premiums, and other deferred costs on our finance receivables and long-term debt prior to the Fortress Acquisition. The reconciliations of income (loss) before provision for (benefit from) income taxes on a push-down accounting basis to our historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Loss before benefit from income taxes - push-down accounting basis	$(147,064)	$(77,119)	$(115,687)	$(215,668)
Interest income adjustments (a)	(50,460)	(46,757)	(149,091)	(138,120)
Interest expense adjustments (b)	34,138	59,077	105,284	185,439
Provision for finance receivable losses adjustments (c)	14,048	177,846	19,981	199,251
Repurchases and repayments of long-term debt adjustments (d)	13,731	22,245	(7,585)	32,798
Amortization of other intangible assets (e)	1,228	6,489	3,946	12,044
Other (f)	1,048	(7,712)	3,514	(8,680)
Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$(133,331)	$134,069	$(139,638)	$67,064

(a)           Interest income adjustments consist of: (1) the accretion of the net discount applied to non-credit impaired net finance receivables to revalue the non-credit impaired net finance receivables to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related net finance receivables; (2) the difference in finance charges earned on our pools of purchased credit impaired net finance receivables under a level rate of return over the expected lives of the underlying pools of purchased credit impaired finance receivables, net of the finance charges earned on these finance receivables under historical accounting basis; and (3) the elimination of the accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts.

Components of interest income adjustments consisted of:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Accretion of net discount applied to non-credit impaired net finance receivables	$(39,664)	$(35,516)	$(118,665)	$(126,063)
Purchased credit impaired finance receivables finance charges	(14,567)	(15,228)	(42,864)	(25,829)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	3,771	3,987	12,438	13,772
Total	$(50,460)	$(46,757)	$(149,091)	$(138,120)

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

Components of interest expense adjustments were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Accretion of net discount applied to long-term debt	$43,253	$71,190	$136,755	$225,399
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(9,115)	(12,113)	(31,471)	(39,960)
Total	$34,138	$59,077	$105,284	$185,439

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

Components of provision for finance receivable losses adjustments were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Allowance for finance receivable losses adjustments	$27,614	$201,962	$67,653	$275,654
Net charge-offs	(13,566)	(24,116)	(47,672)	(76,403)
Total	$14,048	$177,846	$19,981	$199,251

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

Segment Results

See Note 17 of the Notes to Condensed Consolidated Financial Statements for a description of our revised segments. Management considers Consumer and Insurance as our Core Consumer Operations and Real Estate as our Non-Core Portfolio. Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. See Note 17 of the Notes to Condensed Consolidated Financial for reconciliations of segment totals to condensed consolidated financial statement amounts.

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

Other revenues – other

Directly correlated with a specific segment except for gains and losses on foreign currency exchange, debt repurchases and repayments, and derivatives. These items are allocated to the segments based on the interest expense allocation of unsecured debt.

Salaries and benefits	Directly correlated with a specific segment. Other salaries and benefits not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Other operating expenses	Directly correlated with a specific segment. Other operating expenses not directly correlated with a specific segment are allocated to each of the segments based on services provided.

Insurance losses and loss adjustment expenses	Directly correlated with a specific segment.

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

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis) are presented in the table below on an aggregate basis:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$188,294	$149,333	$519,315	$429,564

Interest expense	38,260	35,434	111,399	102,129

Net interest income	150,034	113,899	407,916	327,435

Provision for finance receivable losses	38,111	17,633	52,126	46,471

Net interest income after provision for finance receivable losses	111,923	96,266	355,790	280,964

Other revenues:
Insurance	38,266	31,718	107,114	93,050
Investments	8,308	7,976	31,054	28,226
Net gain (loss) on repurchases and repayments of debt	(2,892)	3,234	(4,391)	5,881
Other	2,908	(408)	8,047	635
Total other revenues	46,590	42,520	141,824	127,792

Other expenses:
Operating expenses:
Salaries and benefits	65,878	63,860	193,453	193,921
Other operating expenses	34,155	26,682	98,011	96,906
Restructuring expenses	-	-	-	15,863
Insurance loss and loss adjustment expenses	16,849	15,360	48,373	43,076
Total other expenses	116,882	105,902	339,837	349,766

Pretax operating income	$41,631	$32,884	$157,777	$58,990

Selected financial statistics for Consumer (which are reported on a historical accounting basis) were as follows:

			At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Consumer

Net finance receivables			$2,960,763	$2,487,359
Number of accounts			795,053	713,122

Average net receivables	$2,892,174	$2,459,406	$2,703,300	$2,397,583

Yield	25.93%	24.21%	25.65%	23.91%

Gross charge-off ratio (a)	4.30%	4.07%	5.07%	4.28%
Recovery ratio (b)	(0.26)%	(1.19)%	(2.16)%	(1.26)%
Charge-off ratio (a) (b)	4.04%	2.88%	2.91%	3.02%

Delinquency ratio			2.32%	2.75%

Origination volume	$762,426	$592,289	$2,319,518	$1,732,523
Number of accounts	190,712	159,189	561,188	451,517

(a)           The gross charge-off ratio and charge-off ratio for the nine months ended September 30, 2013 reflect $14.5 million of additional charge-offs recorded in March 2013 (on a historical accounting basis) related to our change in charge-off policy for personal loans effective March 31, 2013. Excluding these additional charge-offs, our Consumer gross charge-off ratio would have been 4.35% for the nine months ended September 30, 2013.

(b)          The charge-off ratio for the nine months ended September 30, 2013 reflects $25.4 million of recoveries on charged-off personal loans resulting from a sale of our charged-off finance receivables in June 2013. Excluding these recoveries, our Consumer net charge-off ratio would have been 4.17% for the nine months ended September 30, 2013. Excluding the impacts of the $14.5 million of additional charge-offs and the $25.4 million of recoveries on charged-off personal loans, our Consumer net charge-off ratio would have been 3.44% for the nine months ended September 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2013 and 2012

Finance charges increased $39.0 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in yield and average net receivables. Yield increased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns as a result of the restructuring activities during the first half of 2012. Average net receivables increased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to increased originations on personal loans resulting from our continued focus on personal loans.

Interest expense increased $2.8 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to additional funding required to support increased originations on personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Provision for finance receivable losses increased $20.5 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to higher increases to our allowance for finance receivable losses reflecting our personal loans originated in the 2013 period and lower recoveries on charged-off personal loans resulting from the sale of these loans in June 2013. These increases were partially offset by improving delinquency trends.

Insurance revenues increased $6.5 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in non-credit and credit earned premiums reflecting higher originations of personal loans in 2013.

Net loss on repurchases and repayments of debt totaled $2.9 million for the three months ended September 30, 2013 compared to net gain on repurchases and repayments of debt of $3.2 million for the three months ended September 30, 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt for the three months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the repurchases of debt in 2013 at net amounts greater than par with deferred costs remaining compared to repurchases of debt in 2012 at net amounts less than par.

Other revenues – other increased $3.3 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variance in net gains (losses) on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents.

Other operating expenses increased $7.5 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower legal accruals in 2012.

Insurance losses and loss adjustment expenses increased $1.5 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to an unfavorable variance in change in benefit reserves resulting from higher levels of insurance in force.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2013 and 2012

Finance charges increased $89.8 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in yield and average net receivables. Yield increased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns as a result of the restructuring activities during the first half of 2012. Average net receivables increased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to increased originations on personal loans resulting from our continued focus on personal loans.

Interest expense increased $9.3 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to additional funding required to support increased originations on personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Provision for finance receivable losses increased $5.7 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower decreases to our allowance for finance receivable losses in the 2013 period reflecting increased originations on personal loans in 2013. This increase was partially offset by $25.4 million of recoveries on charged-off personal loans resulting from the sale of these loans in June 2013 and improving delinquency trends.

Insurance revenues increased $14.1 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in non-credit and credit earned premiums reflecting higher originations of personal loans in 2013.

Investment revenues for Insurance increased $2.8 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in net realized gains (losses) on investment securities and higher average invested asset yield, partially offset by a decrease in average invested assets.

Net loss on repurchases and repayments of debt totaled $4.4 million for the nine months ended September 30, 2013 compared to net gain on repurchases and repayments of debt of $5.9 million for the nine months ended September 30, 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt for the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the repurchase of debt in 2013 with deferred costs remaining and at net amounts greater than par compared to repurchases of debt in 2012 at net amounts less than par.

Other revenues – other increased $7.4 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower net losses on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents.

We recorded restructuring expenses of $15.9 million during the nine months ended September 30, 2012 in connection with our branch office closings and workforce reductions in 2012.

Insurance losses and loss adjustment expenses increased $5.3 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to an unfavorable variance in change in benefit reserves resulting from higher levels of insurance in force.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Historical Accounting Basis to Pretax Core Earnings

The following is a reconciliation from income (loss) before provision for (benefit from) income taxes on a historical accounting basis to pretax core earnings:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$(133,331)	$134,069	$(139,638)	$67,064
Adjustments:
Pretax operating (income) loss - Non-Core Portfolio Operations	44,610	(113,340)	184,015	(23,226)
Pretax operating loss - Other/non-originating legacy operations	130,352	12,155	113,400	15,152
Restructuring expenses - Core Consumer Operations	-	-	-	15,863
(Gain) loss from accelerated repayment/ repurchase of debt - Consumer	2,892	(3,234)	4,391	(5,881)

Pretax core earnings	$44,523	$29,650	$162,168	$68,972

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$168,872	$198,164	$529,446	$619,312
Finance receivables held for sale originated as held for investment	-	344	-	2,734
Total interest income	168,872	198,508	529,446	622,046

Interest expense	129,309	165,303	418,051	508,368

Net interest income	39,563	33,205	111,395	113,678

Provision for finance receivable losses	42,863	(107,306)	193,391	(25,488)

Net interest income after provision for finance receivable losses	(3,300)	140,511	(81,996)	139,166

Other revenues:
Net gain (loss) on repurchases and repayments of debt	(17,175)	7,565	(36,775)	13,755
Other	(1,799)	(13,114)	(1,272)	(47,808)
Total other revenues	(18,974)	(5,549)	(38,047)	(34,053)

Other expenses:
Operating expenses:
Salaries and benefits	7,551	7,052	20,541	21,845
Other operating expenses	14,785	14,570	43,431	59,224
Restructuring expenses	-	-	-	818
Total other expenses	22,336	21,622	63,972	81,887

Pretax operating income (loss)	$(44,610)	$113,340	$(184,015)	$23,226

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

			At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real estate

Net finance receivables			$9,477,495	$10,684,273
Number of accounts			122,262	138,142

TDR finance receivables			$3,164,727	$2,574,629
Allowance for finance receivables losses - TDR			$727,209	$593,980
Provision for finance receivable losses - TDR	$27,908	$43,955	$142,990	$95,524

Average net receivables	$9,624,119	$10,838,210	$9,934,403	$11,153,446

Yield	6.96%	7.27%	7.13%	7.27%

Loss ratio*	2.06%	2.39%	2.12%	2.69%

Delinquency ratio			7.74%	7.65%

*                  The loss ratio for the nine months ended September 30, 2013 reflects $9.9 million of recoveries on charged-off real estate loans resulting from a sale of our charged-off finance receivables in June 2013. Excluding these recoveries, our Real Estate loss ratio would have been 2.26% for the nine months ended September 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2013 and 2012

Finance charges decreased $29.3 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to the cessation of new originations of real estate loans as of January 1, 2012 and the continued liquidation of the portfolio. Yield decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables).

Interest expense decreased $36.0 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower secured term loan and unsecured debt interest expense allocated to Real Estate. These decreases were partially offset by higher ratio of securitization interest expense reflecting Real Estate’s utilization of three real estate loan securitization transactions since September 30, 2012.

Provision for finance receivable losses increased $150.2 million for the three months ended September 30, 2013 when compared to the same period in 2012. In September 2012, we switched from a migration analysis to a roll rate-based model for purposes of computing our allowance for finance receivables losses for our real estate loans, which resulted in a $144.6 million decrease in the allowance for finance receivable losses. This increase was partially offset by continued liquidation of the real estate portfolio.

Net loss on repurchases and repayments of debt totaled $17.2 million for the three months ended September 30, 2013 compared to net gain on repurchases and repayments of debt of $7.6 million for the three months ended September 30, 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt for the three months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the repurchases of debt in 2013 at net amounts greater than par with deferred costs remaining compared to repurchases of debt in 2012 at net amounts less than par.

Other revenues – other increased $11.3 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gain (loss) on sales of real estate owned due to a change in our assumptions with respect to estimating the initial fair value of real estate owned effective December 31, 2012 and favorable variance in net gains (losses) on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents. The change in our assumptions resulted from our valuation assessment of real estate owned in comparison to realization experience.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2013 and 2012

Finance charges decreased $89.9 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the cessation of new originations of real estate loans as of January 1, 2012 and the continued liquidation of the portfolio. Yield decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables).

Interest expense decreased $90.3 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower secured term loan and unsecured debt interest expense allocated to Real Estate, partially offset by higher ratio of securitization interest expense reflecting Real Estate’s utilization of three real estate loan securitization transactions since September 30, 2012.

Provision for finance receivable losses increased $218.9 million for the nine months ended September 30, 2013 when compared to the same period in 2012. In September 2012, we switched from a migration analysis to a roll rate-based model for purposes of computing our allowance for finance receivables losses for our real estate loans, which resulted in a $144.6 million decrease in the allowance for finance receivable losses. The increase in provisions for finance receivable losses also reflected the additional allowance requirements recorded in the nine months ended September 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition compared to reductions to the allowance for finance receivable losses for real estate loans in the nine months ended September 30, 2012 primarily due to the cessation of real estate loan originations as of January 1, 2012. These increases were partially offset by $9.9 million of recoveries on charged-off real estate loans resulting from the sale of these loans in June 2013 and continued liquidation of the real estate portfolio.

Net loss on repurchases and repayments of debt totaled $36.8 million for the nine months ended September 30, 2013 compared to net gain on repurchases and repayments of debt of $13.8 million for the nine months ended September 30, 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt for the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the repurchase of debt in 2013 with deferred costs remaining and at net amounts greater than par compared to repurchases of debt in 2012 at net amounts less than par.

Other revenues – other increased $46.5 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gain (loss) on sales of real estate owned due to a change in our assumptions with respect to estimating the initial fair value of real estate owned effective December 31, 2012 and lower net losses on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents. The change in our assumptions resulted from our valuation assessment of real estate owned in comparison to realization experience.

Other operating expenses decreased $15.8 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower real estate expenses on real estate owned.

We recorded restructuring expenses of $0.8 million for the nine months ended September 30, 2012 in connection with our branch office closings and workforce reductions in 2012.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Other also includes $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013, which is not considered pertinent in determining segment performance.

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$10,001	$22,603	$37,631	$82,976

Interest expense	3,329	7,271	12,198	27,398

Net interest income	6,672	15,332	25,433	55,578

Provision for finance receivable losses	2,392	2,663	(3,356)	7,196

Net interest income after provision for finance receivable losses	4,280	12,669	28,789	48,382

Other revenues:
Insurance	18	23	58	84
Net gain (loss) on repurchases and repayments of debt	(705)	776	(977)	1,412
Other	4,371	5,699	14,233	16,192
Total other revenues	3,684	6,498	13,314	17,688

Other expenses:
Operating expenses:
Salaries and benefits*	136,249	7,334	149,329	25,731
Other operating expenses	2,067	23,988	6,174	48,669
Restructuring expenses	-	-	-	6,822
Total other expenses	138,316	31,322	155,503	81,222

Pretax operating loss	$(130,352)	$(12,155)	$(113,400)	$(15,152)

*                  Salaries and benefits include $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013.

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

	September 30,
(dollars in thousands)	2013	2012

Net finance receivables:
Personal loans	$67,616	$141,505
Real estate loans	7,748	8,744
Retail sales finance	122,797	255,045
Total	$198,161	$405,294

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

As a result of the Fortress Acquisition, we applied push-down accounting and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value on November 30, 2010.

Carrying value of finance receivables includes accrued finance charges, unamortized deferred origination costs and unamortized net premiums and discounts on purchased finance receivables. We record an allowance for loan losses to cover expected losses on our finance receivables.

For the FA Loans, we segregate between those considered to be performing (“FA Performing Loans”) and those for which it was determined it was probable that we would be unable to collect all contractually required payments (“FA Credit Impaired Loans”). For the FA Performing Loans, we accrete the purchase discount to contractual cash flows over the remaining life of the loan to finance charges. For the FA Credit Impaired Loans, we record the expected credit loss at purchase and recognize finance charges on the expected effective yield.

FINANCE RECEIVABLES

Net finance receivables by originated before and after the Fortress Acquisition and the related allowance for finance receivable losses were as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Personal Loans
FA Performing Loans at Fortress Acquisition	$195,123	$336,141
Originated after Fortress Acquisition	2,824,683	2,313,591
Allowance for finance receivable losses	(69,543)	(66,580)
Personal loans, less allowance for finance receivable losses	2,950,263	2,583,152

Real Estate Loans
FA Performing Loans at Fortress Acquisition	6,701,665	7,352,465
FA Credit Impaired Loans	1,328,686	1,390,765
Originated after Fortress Acquisition*	80,766	95,408
Allowance for finance receivable losses	(208,917)	(111,296)
Real estate loans, less allowance for finance receivable losses	7,902,200	8,727,342

Retail Sales Finance
FA Performing Loans at Fortress Acquisition	74,526	126,558
Originated after Fortress Acquisition	43,362	81,799
Allowance for finance receivable losses	(1,025)	(2,260)
Retail sales finance, less allowance for finance receivable losses	116,863	206,097

Total net finance receivables, less allowance	$10,969,326	$11,516,591

Allowance for finance receivable losses as a percentage of finance receivables
Personal loans	2.30%	2.51%
Real estate loans	2.58%	1.26%
Retail sales finance	0.87%	1.08%

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

The following is a summary of net finance receivable by type by days delinquent:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

September 30, 2013

Net finance receivables:
60-89 days past due	$26,048	$93,928	$1,705	$121,681
90-119 days past due	19,375	63,055	1,094	83,524
120-149 days past due	15,270	58,785	811	74,866
150-179 days past due	12,261	38,424	649	51,334
180 days or more past due	919	352,057	130	353,106
Total delinquent finance receivables	73,873	606,249	4,389	684,511
Current	2,897,643	7,321,444	110,114	10,329,201
30-59 days past due	48,290	183,424	3,385	235,099
Total	$3,019,806	$8,111,117	$117,888	$11,248,811

December 31, 2012

Net finance receivables:
60-89 days past due	$21,683	$99,472	$2,107	$123,262
90-119 days past due	17,538	73,712	1,416	92,666
120-149 days past due	14,050	57,985	1,171	73,206
150-179 days past due	9,613	45,326	743	55,682
180 days or more past due	12,107	382,227	331	394,665
Total delinquent finance receivables	74,991	658,722	5,768	739,481
Current	2,534,960	7,983,413	197,392	10,715,765
30-59 days past due	39,781	196,503	5,197	241,481
Total	$2,649,732	$8,838,638	$208,357	$11,696,727

TROUBLED DEBT RESTRUCTURING

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables were as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012

TDR net finance receivables	$1,264,971	$806,420
Allowance for TDR finance receivable losses	$161,464	$92,723
Allowance as a percentage of TDR net finance receivables	12.76%	11.50%
Number of TDR accounts	13,350	7,629

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

Number of TDR accounts	377	126	796	408
TDR net finance receivables*	$26,030	$12,416	$59,719	$47,418

*                  Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Liquidity and Capital Resources

We have historically financed the majority of our operating liquidity and capital needs through a combination of cash flows from operations, securitization debt, unsecured debt, and borrowings under our secured term loan. In the future, we plan to finance our operating liquidity and capital needs through a combination of cash flows from operations, securitization debt, unsecured debt, and other corporate debt facilities.

Our primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $67.1 million as of September 30, 2013.

At September 30, 2013, we had $1.0 billion of cash and cash equivalents and during the nine months ended September 30, 2013 we generated a net loss of $73.7 million and net cash inflow from operating and investing activities of $540.8 million. At September 30, 2013, our remaining principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $560.0 million. Additionally, we have $262.8 million of debt maturities and interest payments (excluding securitizations) due in the first nine months of 2014. As of September 30, 2013, we had $1.4 billion UPB of unencumbered personal loans and $1.0 billion UPB of unencumbered real estate loans. In addition, SFC may demand payment of some or all of its note receivable from SFI ($538.0 million outstanding at September 30, 2013); however, SFC does not anticipate the need for additional liquidity during 2013 and does not expect to demand payment from SFI in 2013.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. We have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement. On a historical accounting basis, our floating-rate debt represented 18% of our borrowings at September 30, 2013 and 31% at December 31, 2012 (which included the impact of our remaining interest rate swap agreement). Adjustable-rate real estate loans represented 5% of our real estate loans at September 30, 2013 and December 31, 2012 (on a historical accounting basis).

LIQUIDITY

Operating Activities

Cash from operations decreased $56.5 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to higher advertising expenses and legal settlement costs paid in the nine months ended September 30, 2013. These increases were partially offset by lower occupancy expenses reflecting fewer branch offices in the 2013 period as a result of the restructuring activities during the first half of 2012 and lower pension expenses primarily due to the pension plan freeze effective December 31, 2012.

Investing Activities

Cash from investing activities decreased $841.2 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to higher personal loan originations, restrictions on cash due to the completion of eight securitization transactions since September 30, 2012, and decreases in proceeds from sales of finance receivables held for sale and principal collections on finance receivables.

Financing Activities

Net cash used for financing activities increased $449.6 million for the nine months ended September 30, 2013 when compared to the same period in 2012 due to higher net repayments of long-term debt combined with seven securitization transactions and three unsecured offerings of senior notes in the 2013 period.

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

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans; and

•                 the potential for disruptions in bond and equity markets.

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

•                 pursuing additional debt financings (including new securitizations and new unsecured debt issuances, debt refinancing transactions and standby funding facilities), or a combination of the foregoing,

•                 purchasing portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or our affiliates may determine; and

•                 obtaining secured revolving credit facilities to allow us to use excess cash to pay down higher cost debt.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to, or in some cases approval from, the Indiana Department of Insurance. The maximum amount of dividends that can be paid without prior approval in a 12 month period, measured retrospectively from the date of payment, is the greater of 10% of policyholders’ surplus as of the prior year-end, or the net gain from operations as of the prior year-end. Our insurance subsidiaries paid $150.0 million of extraordinary dividends in the second quarter of 2012 upon receiving prior approval. On July 19, 2013, our insurance subsidiaries paid an additional $150.0 million of extraordinary dividends upon receiving prior approval. On July 31, 2013, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $57.8 million, upon receiving prior approval.

OUR DEBT AGREEMENTS

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. These agreements also contain certain restrictions, including restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and restrictions on the intercompany transfer of funds from certain subsidiaries to SFC or SFI, except for those funds needed for debt payments and operating expenses. SFC subsidiaries that borrow funds through the secured term loan are also required to pledge eligible finance receivables or certain other assets to support their borrowing under the secured term loan.

With the exception of SFC’s junior subordinated debentures and the 2013-BAC securitization, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios, except the requirement to maintain a certain level of pledged finance receivables or certain other assets under the secured term loan.

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

As of September 30, 2013, we were in compliance with all of the covenants under our debt agreements.

Junior Subordinated Debentures

In January 2007, SFC issued $350.0 million aggregate principal amount of 60-year junior subordinated debentures (the “debentures”) under an indenture dated January 22, 2007 (the “Junior Subordinated Indenture”), by and between SFC and Deutsche Bank Trust Company, as trustee. The debentures underlie the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the debentures at par beginning in January 2017.

The Junior Subordinated Indenture restricts SFC’s ability to sell or convey all or substantially all of its assets, unless the transferee assumes SFC’s obligations and covenants under the Junior Subordinated Indenture. The Junior Subordinated Indenture provides for customary events of default, including: payment defaults; bankruptcy and insolvency; and upon admission by SFC in writing of its inability to pay its debts generally as they become due or that it has taken corporate action with regard to the commencement of voluntary bankruptcy or insolvency proceedings. In the case of an event of default arising from certain events of bankruptcy or insolvency, all outstanding debentures will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding debentures may declare all the debentures to be due and payable immediately.

Further, pursuant to the terms of the debentures, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the debentures (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the debentures otherwise payable on the next interest payment date and pays such amount to the holders of the debentures. A mandatory trigger event occurs if SFC’s (1) tangible equity to tangible managed assets is less than 5.5% or (2) average fixed charge ratio is not more than 1.10x for the trailing four quarters (where the fixed charge ratio equals earnings excluding income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends).

Based upon SFC’s financial results for the twelve months ended September 30, 2013, a mandatory trigger event occurred with respect to the payment due in January 2014 as the average fixed charge ratio was 0.76x (while the tangible equity to tangible managed assets ratio was 9.59%). As of November 12, 2013, SFC has not obtained the non-debt capital funding necessary to satisfy the January 2014 interest payments required by SFC’s debentures.

2013-BAC Securitization

On September 25, 2013, we completed a private securitization transaction in which the 2013-BAC Trust, a wholly owned special purpose vehicle of SFC, issued $500.0 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. We sold the personal loan-backed notes for gross proceeds of $500.0 million.

In connection with the 2013-BAC securitization, SFC is required to maintain a consolidated tangible net worth covenant. At September 30, 2013, SFC is in compliance with this covenant.

Secured Term Loan

SFFC, our wholly owned subsidiary, is party to a six-year secured term loan pursuant to a credit agreement among SFFC, SFC, the Subsidiary Guarantors, and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent.

On April 11, 2013, SFFC made a mandatory prepayment, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest) on the secured term loan. On each of May 15, 2013 and May 30, 2013, SFFC made additional prepayments, without penalty or premium, of $500.0 million of outstanding principal (plus accrued interest) on the secured term loan. On July 29, 2013 and September

30, 2013, SFFC made prepayments, without penalty or premium, of $235.1 million and $1.25 billion, respectively, of outstanding principal (plus accrued interest) on the secured term loan. In addition, on September 30, 2013, the parties to the secured term loan entered into the New Loan Tranche, which consisted of new term loan commitments totaling $750.0 million pursuant to the incremental facility joinder agreement to the secured term loan. Proceeds from the New Loan Tranche were used to fund the $1.25 billion prepayment of existing secured term loans due 2017. On October 11, 2013, SFFC made a prepayment, without penalty or premium, of $550.0 million of outstanding principal (plus accrued interest) on the secured term loan. Following the prepayment, the initial loans under the secured term loan maturing in 2017 were fully repaid, and the outstanding principal amount of loans under the New Loan Tranche of the secured term loan maturing in 2019, put in place on September 30, 2013, totaled $750.0 million.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act. As of September 30, 2013, our structured financings consisted of the following:

		Current			Initial
	Initial Note	Note	Initial	Current	Weighted
	Amounts	Amounts	Collateral	Collateral	Average	Collateral	Revolving
(dollars in thousands)	Issued (a)	Outstanding	Balance	Balance	Interest Rate	Type	Period

Mortgage Securitizations
AGFMT 2009-1	1,179,513	252,432	1,965,856	1,075,353	4.5625%	Mortgage loans	N/A
AGFMT 2010-1	716,897	309,721	1,002,653	624,509	5.3000%	Mortgage loans	N/A
SLFMT 2011-1	365,441	262,691	496,861	390,323	4.8266%	Mortgage loans	N/A
SLFMT 2012-1	394,611	297,333	473,009	401,700	3.7447%	Mortgage loans	N/A
SLFMT 2012-2	770,806	629,479	970,034	871,983	3.3384%	Mortgage loans	N/A
SLFMT 2012-3	794,854	675,891	1,030,568	952,758	2.7190%	Mortgage loans	N/A
SLFMT 2013-1	782,489	719,346	1,021,846	976,243	3.0317%	Mortgage loans	N/A
SLFMT 2013-2	756,878	733,125	1,137,307	1,120,470	2.8800%	Mortgage loans	N/A

Consumer Securitizations
SLFMT 2013-A	567,880	567,880	662,247	662,248	2.8880%	Personal loans	2 years
SLFMT 2013-B	370,170	370,170	441,989	441,990	4.0627%	Personal loans	3 years
SLFMT 2013-BAC	500,000	500,000	645,162	645,162	(b)	Personal loans	N/A

Total secured structured financings	$7,199,539	$5,318,068	$9,847,532	$8,162,739

(a)           Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)          Initial weighted average interest for SLFMT 2013-BAC was the average daily one-month LIBOR plus 2.00%.

We completed the following mortgage securitization in October 2013:

		Current			Initial
	Initial Note	Note	Initial	Current	Weighted
	Amounts	Amounts	Collateral	Collateral	Average	Collateral	Revolving
(dollars in thousands)	Issued *	Outstanding	Balance	Balance	Interest Rate	Type	Period

Mortgage Securitization
SLFMT 2013-3	$292,978	$292,978	$500,390	$500,390	2.6600%	Mortgage loans	N/A

*                  Represents securities sold at time of issuance or at a later date and does not include retained notes.

In addition to the structured financings included in the table above, we completed two conduit securitizations in September 2013, which were not funded at closing, as discussed in “2013 Initiatives – Consumer Loan Securitizations.”

Our recent securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Weighted average interest rate	5.44%	6.01%	5.64%	6.07%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2013 or December 31, 2012.

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

•                 TDR finance receivables;

•                 push-down accounting; and

•                 fair value measurements.

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “—Critical Accounting Policies and Estimates - Allowance for Finance Receivable Losses” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for further discussion of the models and assumptions used to assess the adequacy of the allowance for finance receivable losses.

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2013.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

Glossary of Terms

Average debt	average of debt for each day in the period
Average net receivables	average of net finance receivables at the beginning and end of each month in the period
Charge-off ratio	annualized net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Delinquency ratio	UPB 60 days or more past due (greater than three payments unpaid) as a percentage of UPB
Gross charge-off ratio	annualized gross charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Junior Subordinated Indenture

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

Net interest income	total interest income less total interest expense
Recovery ratio	annualized recoveries on net-charge offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Tangible equity	total equity less accumulated other comprehensive income or loss
Weighted average interest rate	annualized interest expense as a percentage of average debt
Yield	annualized finance charges as a percentage of average net receivables

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)                  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. There have been no material changes in the Company’s risk factors since these filings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2013, in order to satisfy a non-debt capital funding requirement with respect to SFC’s debentures, SFC issued one share of SFC common stock to SFI for $10.5 million. The share of SFC common stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. See “Liquidity and Capital Resources – Our Debt Agreements” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information on SFC’s debentures.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 92 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	November 12, 2013	By	/s/	Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

3.1

Amended and Restated Articles of Incorporation of Springleaf Finance Corporation (the “Company”) (formerly American General Finance Corporation), as amended to date. Incorporated by reference to Exhibit (3a.) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

3.2	Amended and Restated By-laws of the Company, as amended to date. Incorporated by reference to Exhibit (3b.) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.1

7.750% Senior Notes Indenture, dated September 24, 2013, between the Company and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit (4.1) to the Company’s Current Report on Form 8-K dated September 25, 2013.

4.2

8.250% Senior Notes Indenture, dated September 24, 2013, between the Company and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit (4.2) to the Company’s Current Report on Form 8-K dated September 25, 2013.

10.1

Form of Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc. (formerly known as Springleaf Holdings, LLC), filed October 1, 2013.

10.2

Registration Rights Agreement, dated as of September 24, 2013, between the Company and the representative of the Initial Purchasers. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated September 25, 2013.

10.3

Registration Rights Agreement, dated as of September 24, 2013, between the Company and the representative of the Initial Purchasers. Incorporated by reference to Exhibit (10.2) to the Company’s Current Report on Form 8-K dated September 25, 2013.

10.4

Joinder Agreement, dated as of September 30, 2013, among Springleaf Financial Funding Company, as borrower, the Company and the subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A., as new 2019 term lender, and Bank of America, N.A., as administrative agent and as collateral agent. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated September 30, 2013.

10.5	Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit (99.1) to the Registration Statement on Form S-8 of Springleaf Holdings, Inc., filed October 15, 2013.

10.6

Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Employees). Incorporated by reference to Exhibit (10.9) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

10.7

Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit (10.10) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

Exhibit Index (Continued)

Exhibit

10.8

Form of Restricted Stock Unit Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit (10.16) to Amendment No. 4 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 11, 2013.

10.9

Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Jay Levine, dated as of September 30, 2013. Incorporated by reference to Exhibit (10.10) to the Company’s Registration Statement on Form S-4 dated October 30, 2013.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of the Company

32	Section 1350 Certifications

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