Form 10-Q
period 2014-03-31
SPRINGLEAF FINANCE CORP
filed 2014-05-15
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 15, 2014, there were 10,160,019 shares of the registrant’s common stock, $.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(dollars in thousands)	2014	2013

Assets

Cash and cash equivalents	$719,032	$374,835
Investment securities	608,460	555,614
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $1.8 billion in 2014 and $1.6 billion in 2013)	3,168,643	3,159,932
Real estate loans (includes loans of consolidated VIEs of $4.7 billion in 2014 and $5.6 billion in 2013)	6,874,115	7,885,016
Retail sales finance	82,197	98,911
Net finance receivables	10,124,955	11,143,859
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $153.9 million in 2014 and $153.1 million in 2013)	(364,303)	(332,195)
Net finance receivables, less allowance for finance receivable losses	9,760,652	10,811,664
Note receivable from parent	167,989	167,989
Restricted cash (includes restricted cash of consolidated VIEs of $327.8 million in 2014 and $345.9 million in 2013)	341,480	358,759
Other assets	409,244	463,176

Total assets	$12,006,857	$12,732,037

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $5.1 billion in 2014 and $5.2 billion in 2013)	$9,810,291	$10,640,728
Insurance claims and policyholder liabilities	394,132	394,168
Deferred and accrued taxes	144,026	145,534
Other liabilities	276,518	223,466
Total liabilities	10,624,967	11,403,896

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	432,515	422,015
Accumulated other comprehensive income	33,142	28,095
Retained earnings	911,153	872,951
Total shareholder’s equity	1,381,890	1,328,141

Total liabilities and shareholder’s equity	$12,006,857	$12,732,037

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised

Interest income	$402,569	$408,517

Interest expense	181,746	230,306

Net interest income	220,823	178,211

Provision for finance receivable losses	107,012	94,231

Net interest income after provision for finance receivable losses	113,811	83,980

Other revenues:
Insurance	38,419	32,900
Investment	9,431	8,838
Net loss on repurchases and repayments of debt	(6,615)	—
Net gain on sales of real estate loans and related trust assets	55,186	—
Other	3,034	5,262
Total other revenues	99,455	47,000

Other expenses:
Operating expenses:
Salaries and benefits	82,186	77,898
Other operating expenses	50,433	48,962
Insurance losses and loss adjustment expenses	18,365	14,754
Total other expenses	150,984	141,614

Income (loss) before provision for (benefit from) income taxes	62,282	(10,634)

Provision for (benefit from) income taxes	24,080	(3,350)

Net income (loss)	$38,202	$(7,284)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised

Net income (loss)	$38,202	$(7,284)

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	(307)	(23)
All other investment securities	10,114	(1,101)
Foreign currency translation adjustments	(127)	2,114

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than-temporary impairments were taken	107	8
All other investment securities	(3,539)	396
Other comprehensive income, net of tax, before reclassification adjustments	6,248	1,394

Reclassification adjustments included in net income (loss):
Net realized (gains) losses on investment securities	(1,848)	77
Cash flow hedges	—	(160)

Income tax effect:
Net realized gains (losses) on investment securities	647	(27)
Cash flow hedges	—	56
Reclassification adjustments included in net income (loss), net of tax	(1,201)	(54)
Other comprehensive income, net of tax	5,047	1,340

Comprehensive income (loss)	$43,249	$(5,944)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Shareholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2014	$5,080	$422,015	$28,095	$872,951	$1,328,141
Capital contribution from parent	—	10,500	—	—	10,500
Change in net unrealized gains:
Investment securities	—	—	5,174	—	5,174
Foreign currency translation adjustments	—	—	(127)	—	(127)
Net income	—	—	—	38,202	38,202
Balance, March 31, 2014	$5,080	$432,515	$33,142	$911,153	$1,381,890

Balance, January 1, 2013	$5,080	$256,015	$25,896	$955,591	$1,242,582
Capital contribution from parent	—	10,500	—	—	10,500
Change in net unrealized losses:
Investment securities	—	—	(670)	—	(670)
Cash flow hedges	—	—	(104)	—	(104)
Foreign currency translation adjustments	—	—	2,114	—	2,114
Net loss	—	—	—	(7,284)	(7,284)
Balance, March 31, 2013 - Revised	$5,080	$266,515	$27,236	$948,307	$1,247,138

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised

Cash flows from operating activities
Net income (loss)	$38,202	$(7,284)
Reconciling adjustments:
Provision for finance receivable losses	107,012	94,231
Depreciation and amortization	27,033	21,671
Deferred income tax benefit	(82,607)	(14,370)
Net gain on sales of real estate loans and related trust assets	(55,186)	—
Writedowns and net loss on sales of real estate owned	1,438	935
Net loss on repurchases and repayments of debt	6,615	—
Other	(1,848)	29
Cash flows due to changes in:
Other assets and other liabilities	57,699	41,503
Insurance claims and policyholder liabilities	(36)	(3,288)
Taxes receivable and payable	106,291	9,891
Accrued interest and finance charges	1,047	(8,163)
Restricted cash	(2,958)	(1,177)
Other, net	(43)	307
Net cash provided by operating activities	202,659	134,285

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(497,677)	(442,623)
Principal collections on finance receivables	628,734	665,677
Sales and principal collections on finance receivables held for sale originated as held for investment	816,250	—
Available-for-sale investment securities purchased	(90,021)	(19,429)
Trading investment securities purchased	(9,577)	(982)
Available-for-sale investment securities called, sold, and matured	55,271	47,316
Trading investment securities called, sold, and matured	776	1,085
Change in notes receivable from parent and affiliate	—	(30,750)
Change in restricted cash	18	(63,926)
Proceeds from sale of real estate owned	21,706	35,573
Other, net	(2,834)	(546)
Net cash provided by investing activities	922,646	191,395

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	575,679	562,159
Repayment of long-term debt	(1,367,282)	(645,149)
Capital contributions from parent	10,500	10,500
Net cash used for financing activities	(781,103)	(72,490)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised

Effect of exchange rate changes	(5)	(1,700)

Increase (decrease) in cash and cash equivalents	344,197	251,490
Cash and cash equivalents at beginning of period	374,835	1,357,212
Cash and cash equivalents at end of period	$719,032	$1,608,702

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$16,629	$24,895
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	835,329	—

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

1.  Business and Summary of Significant Accounting Policies

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “the Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”).

Following a series of restructuring transactions completed on October 9, 2013, in connection with the initial public offering of common stock of Springleaf Holdings, Inc. (“SHI”), all of the common stock of SFI is owned by SHI. Therefore, all of SFC’s common stock is indirectly owned by SHI. On October 21, 2013, SHI completed the initial public offering of its common stock. At March 31, 2014, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 75% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and AIG Capital Corporation, a subsidiary of American International Group, Inc. (“AIG”).

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

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Annual Report on Form 10-K”). We follow the same significant accounting policies for our interim reporting.

Prior Period Revisions

As disclosed in our 2013 Annual Report on Form 10-K, we identified certain out-of-period errors in preparing our annual consolidated financial statements for the year ended December 31, 2013. In addition to these errors, we had previously recorded and disclosed out-of-period adjustments in prior reporting periods when the errors were discovered. As a result, we revised all previously reported periods included in our 2013 Annual Report on Form 10-K. Similarly, we have revised all previously reported periods included in this report. We corrected the errors identified in the fourth quarter of 2013 and included these corrections in the appropriate prior periods. In addition, we reversed all out-of period adjustments previously recorded and disclosed, and included the adjustments in the appropriate periods. After evaluating the quantitative and qualitative aspects of these corrections, we have determined that our previous quarterly condensed financial statements and our annual consolidated financial statements were not materially misstated.

See Note 17 for further information on the prior period revisions.

In addition, during the first quarter of 2014 we identified that the disclosure of the allowance for finance receivable losses related to our securitized finance receivables at December 31, 2013, was previously incorrectly overstated by $26.8 million. The parenthetical disclosure of the allowance of consolidated variable interest entities (“VIEs”) as of December 31, 2013 on our condensed consolidated balance sheet and the related VIE disclosures in Notes 3 and 9 have been revised in this report to $153.1 million.

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

SIGNIFICANT 2014 TRANSACTIONS

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

On March 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. These loans had a carrying value of $742.0 million at the date of sale and were initially included in net finance receivables.

We completed the sale of the 2009-1 Retained Certificates on March 31, 2014. As a result of the sale, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

Sale of Real Estate Loans

On March 7, 2014, we entered into an agreement to sell, subject to certain closing conditions, performing and non-performing real estate loans. As noted in our 2013 Annual Report on Form 10-K, we completed this sale on March 31, 2014. The real estate loans included in the transaction had a carrying value of $93.3 million at the date of sale. On March 1, 2014, these loans were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future.

ACCOUNTING PRONOUNCEMENTS ADOPTED

Income Taxes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”), ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU became effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Troubled Debt Restructurings

In January 2014, the FASB issued ASU 2014-4, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently evaluating whether the adoption of this ASU will have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

ACCOUNTING POLICY ELECTIONS

We made certain policy elections with regard to the issuance of long-term debt related to the 2014-A securitization and have updated our long-term debt policy previously disclosed in our 2013 Annual Report on Form 10-K to reflect these elections. The updated long-term debt policy is presented below:

Long-term Debt

We generally report our long-term debt issuances at the face value of the debt instrument, which we adjust for any unaccreted discount or unamortized premium associated with the debt. We make policy elections on a security by security basis with regard to the methodology used to accrete discounts and premiums. Other than securitized products, we generally accrete discounts and premiums over the contractual life of the security using contractual payment terms. With respect to securitized products, we have historically elected to use estimated prepayment patterns adjusted for changes in estimate over the estimated life of the debt. However, in certain circumstances, including our policy election for the 2014-A securitization, we elect to amortize deferred items over the contractual life of the security. Under either treatment, such accretion is recorded to interest expense. Additionally, we generally accrete other deferred amounts (e.g. issuance costs) following the same method elected on the associated unaccreted discount or premium.

2.  Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•                  Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans. At March 31, 2014, $1.4 billion of personal loans, or 45%, were secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 40%, were secured by consumer household goods or other items of personal property, and the remainder was unsecured. We require credit-related property and casualty insurance, when needed, to protect our interest in the property pledged as collateral.

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

Components of net finance receivables by type were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

March 31, 2014

Gross receivables*	$3,648,089	$6,839,784	$90,156	$10,578,029
Unearned finance charges and points and fees	(561,750)	(917)	(8,636)	(571,303)
Accrued finance charges	44,273	34,981	677	79,931
Deferred origination costs	38,031	267	—	38,298
Total	$3,168,643	$6,874,115	$82,197	$10,124,955

December 31, 2013

Gross receivables*	$3,632,462	$7,843,787	$108,457	$11,584,706
Unearned finance charges and points and fees	(559,902)	(1,208)	(10,444)	(571,554)
Accrued finance charges	48,008	42,163	898	91,069
Deferred origination costs	39,364	274	—	39,638
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

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

•                  finance receivables originated subsequent to the Fortress Acquisition — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; and

•                  purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts.

Included in the table above are personal loans totaling $1.8 billion at March 31, 2014 and $1.6 billion at December 31, 2013 and real estate loans totaling $4.7 billion at March 31, 2014 and $5.6 billion at December 31, 2013 associated with securitizations that remain on our balance sheet. The carrying amount of consolidated long-term debt associated with securitizations totaled $5.1 billion at March 31, 2014 and $5.2 billion at December 31, 2013. See Note 9 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $1.0 billion at December 31, 2013, which were pledged as collateral for our secured term loan, which we fully repaid in March 2014. See Note 8 for further discussion of the repayment of our secured term loan.

Unused lines of credit extended to customers by the Company were as follows:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Personal loans	$2,384	$4,996
Real estate loans	30,627	32,338
Total	$33,011	$37,334

Unused lines of credit on our personal loans can be suspended if one of the following occurs: the value of the collateral declines significantly; we believe the borrower will be unable to fulfill the repayment obligations; or any other default by the borrower of any material obligation under the agreement. Unused lines of credit on our real estate loans can be suspended if one of the following occurs: (1) the value of the real estate declines significantly below the property’s initial appraised value; (2) we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or (3) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on home equity lines of credit can be terminated for delinquency.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.3 million of revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at March 31, 2014, compared to $0.4 million at December 31, 2013. Our personal and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type by days delinquent:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

March 31, 2014

Net finance receivables:
60-89 days past due	$22,379	$95,196	$889	$118,464
90-119 days past due	20,018	51,880	665	72,563
120-149 days past due	18,789	46,864	823	66,476
150-179 days past due	16,741	39,484	555	56,780
180 days or more past due	1,926	327,272	234	329,432
Total delinquent finance receivables	79,853	560,696	3,166	643,715
Current	3,051,293	6,137,205	77,527	9,266,025
30-59 days past due	37,497	176,214	1,504	215,215
Total	$3,168,643	$6,874,115	$82,197	$10,124,955

December 31, 2013

Net finance receivables:
60-89 days past due	$28,297	$96,778	$1,290	$126,365
90-119 days past due	22,648	67,966	1,017	91,631
120-149 days past due	18,662	54,882	757	74,301
150-179 days past due	14,618	45,040	740	60,398
180 days or more past due	934	353,003	173	354,110
Total delinquent finance receivables	85,159	617,669	3,977	706,805
Current	3,027,460	7,092,107	92,093	10,211,660
30-59 days past due	47,313	175,240	2,841	225,394
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

March 31, 2014

Performing	$3,111,169	$6,408,615	$79,920	$9,599,704
Nonperforming	57,474	465,500	2,277	525,251
Total	$3,168,643	$6,874,115	$82,197	$10,124,955

December 31, 2013

Performing	$3,103,070	$7,364,125	$96,224	$10,563,419
Nonperforming	56,862	520,891	2,687	580,440
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

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

Information regarding these purchased credit impaired finance receivables was as follows:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Carrying amount, net of allowance	$1,104,919	$1,250,621

Outstanding balance	$1,584,251	$1,782,271

Allowance for purchased credit impaired finance receivable losses	$64,863	$57,261

The allowance for purchased credit impaired finance receivable losses at March 31, 2014 and December 31, 2013, reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2014	2013

Balance at beginning of period	$766,927	$624,879
Accretion	(28,832)	(32,831)
Transfers to finance receivables held for sale	(56,631)	—
Disposals*	(5,477)	(7,128)
Balance at end of period	$675,987	$584,920

*                 Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged-off during the period.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding troubled debt restructured (“TDR”) finance receivables was as follows:

Real Estate
(dollars in thousands)	Loans

March 31, 2014

TDR gross finance receivables	$1,341,868
TDR net finance receivables	$1,346,901
Allowance for TDR finance receivable losses	$192,909

December 31, 2013

TDR gross finance receivables	$1,366,346
TDR net finance receivables	$1,371,321
Allowance for TDR finance receivable losses	$177,011

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised
Real Estate Loans

TDR average net receivables	$1,412,808	$905,128
TDR finance charges recognized	$17,593	$14,910

Information regarding the new volume of the TDR finance receivables was as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised
Real Estate Loans

Number of TDR accounts	988	2,048
Pre-modification TDR net finance receivables	$102,371	$164,116
Post-modification TDR net finance receivables	$93,361	$171,567

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause TDR finance receivables to be considered nonperforming were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised
Real Estate Loans

Number of TDR accounts	229	224
TDR net finance receivables*	$15,503	$18,250

*                 Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

3.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

	Personal	Real	Retail	Consolidated
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

Three Months Ended March 31, 2014

Balance at beginning of period	$94,323	$236,032	$1,840	$332,195
Provision for finance receivable losses (a)	46,893	57,953	2,166	107,012
Charge-offs	(44,107)	(27,590)	(1,605)	(73,302)
Recoveries (b)	4,678	3,515	289	8,482
Transfers to finance receivables held for sale (c)	—	(10,084)	—	(10,084)
Balance at end of period	$101,787	$259,826	$2,690	$364,303

Three Months Ended March 31, 2013 - Revised

Balance at beginning of period	$66,580	$113,861	$2,260	$182,701
Provision for finance receivable losses (a)	25,021	68,820	390	94,231
Charge-offs (d)	(42,769)	(34,127)	(3,327)	(80,223)
Recoveries	9,088	2,436	2,327	13,851
Balance at end of period	$57,920	$150,990	$1,650	$210,560

(a)        Components of provision for finance receivable losses on our real estate loans were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Real estate loans

Provision for finance receivable losses
Non-credit impaired finance receivables	$12,906	$19,551
Purchased credit impaired finance receivables	19,991	22,022
TDR finance receivables	25,056	27,247
Total	$57,953	$68,820

(b)         Recoveries during the three months ended March 31, 2014 included $2.2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks.

(c)          During the first quarter of 2014, we decreased the allowance for finance receivable losses as a result of the transfer of $835.3 million of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(d)         Effective March 31, 2013, we charge off to the allowance for finance receivable losses personal loans that are 180 days past due. Previously, we charged-off to the allowance for finance receivable losses personal loans on which payments received in the prior six months totaled less than 5% of the original loan amount. As a result of this change, we recorded $13.3 million of additional charge-offs in March 2013.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $153.9 million at March 31, 2014 and $153.1 million at December 31, 2013. See Note 9 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Real estate loans

Charged off against provision for finance receivable losses:
Purchased credit impaired finance receivables *	$6,426	$9,850

*                 Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

March 31, 2014

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$101,787	$2,054	$2,690	$106,531
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	64,863	—	64,863
Individually evaluated for impairment (TDR finance receivables)	—	192,909	—	192,909
Total	$101,787	$259,826	$2,690	$364,303

Finance receivables:
Collectively evaluated for impairment	$3,168,643	$4,357,432	$82,197	$7,608,272
Purchased credit impaired finance receivables	—	1,169,782	—	1,169,782
TDR finance receivables	—	1,346,901	—	1,346,901
Total	$3,168,643	$6,874,115	$82,197	$10,124,955

December 31, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$94,323	$1,760	$1,840	$97,923
Purchased credit impaired finance receivables	—	57,261	—	57,261
TDR finance receivables	—	177,011	—	177,011
Total	$94,323	$236,032	$1,840	$332,195

Finance receivables:
Collectively evaluated for impairment	$3,159,932	$5,205,813	$98,911	$8,464,656
Purchased credit impaired finance receivables	—	1,307,882	—	1,307,882
TDR finance receivables	—	1,371,321	—	1,371,321
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

4.  Finance Receivables Held for Sale

As discussed in Note 1, on March 1, 2014, we transferred $825.2 million of real estate loans (after deducting allowance for finance receivable losses) from finance receivables held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On March 31, we sold finance receivables held for sale totaling $835.3 million and related trust assets and recorded a net gain at the time of sale of $55.2 million primarily resulting from the reversal of the remaining un-accreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

We did not have any transfer activity between finance receivables held for investment to finance receivables held for sale during the first quarter of 2013.

We did not repurchase any loans during the three months ended March 31, 2014. We repurchased 15 loans for $2.3 million during the three months ended March 31, 2013 because these loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At March 31, 2014, there were no unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2014	2013

Balance at beginning of period	$4,702	$4,863
Provision for/(reduction in) recourse obligations	—	322
Recourse losses	—	(386)
Balance at end of period	$4,702	$4,799

5.  Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2014

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$60,226	$2,062	$(309)	$61,979
Obligations of states, municipalities, and political subdivisions	109,111	2,235	(92)	111,254
Corporate debt	260,654	9,854	(1,491)	269,017
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	67,371	2,193	(280)	69,284
Commercial mortgage-backed securities (“CMBS”)	21,912	249	(27)	22,134
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	3,916	29	—	3,945
Total	523,190	16,622	(2,199)	537,613
Preferred stock	7,068	129	—	7,197
Other long-term investments*	1,395	—	(126)	1,269
Common stocks	850	—	—	850
Total	$532,503	$16,751	$(2,325)	$546,929

December 31, 2013

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$58,748	$565	$(680)	$58,633
Obligations of states, municipalities, and political subdivisions	101,118	1,703	(76)	102,745
Corporate debt	233,977	6,126	(2,187)	237,916
Mortgage-backed, asset-backed, and collateralized:
RMBS	81,259	1,923	(559)	82,623
CMBS	7,487	76	(16)	7,547
CDO/ABS	3,981	19	(24)	3,976
Total	486,570	10,412	(3,542)	493,440
Preferred stock	7,844	—	(39)	7,805
Other long-term investments*	1,394	—	(125)	1,269
Common stocks	850	—	—	850
Total	$496,658	$10,412	$(3,706)	$503,364

*                 Excludes interest in a limited partnership that we account for using the equity method ($0.6 million at March 31, 2014 and December 31, 2013).

As of March 31, 2014 and December 31, 2013, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2014

Bonds:
U.S. government and government sponsored entities	$23,619	$(309)	$—	$—	$23,619	$(309)
Obligations of states, municipalities, and political subdivisions	20,246	(92)	—	—	20,246	(92)
Corporate debt	40,754	(1,068)	6,365	(423)	47,119	(1,491)
RMBS	4,929	(280)	—	—	4,929	(280)
CMBS	5,210	(27)	—	—	5,210	(27)
Total	94,758	(1,776)	6,365	(423)	101,123	(2,199)
Other long-term investments	—	—	1,269	(126)	1,269	(126)
Total	$94,758	$(1,776)	$7,634	$(549)	$102,392	$(2,325)

December 31, 2013

Bonds:
U.S. government and government sponsored entities	$44,314	$(680)	$—	$—	$44,314	$(680)
Obligations of states, municipalities, and political subdivisions	14,220	(76)	—	—	14,220	(76)
Corporate debt	65,809	(1,535)	11,772	(652)	77,581	(2,187)
RMBS	18,288	(559)	—	—	18,288	(559)
CMBS	2,993	(16)	—	—	2,993	(16)
CDO/ABS	2,658	(24)	—	—	2,658	(24)
Total	148,282	(2,890)	11,772	(652)	160,054	(3,542)
Preferred stock	7,805	(39)	—	—	7,805	(39)
Other long-term investments	1,269	(125)	—	—	1,269	(125)
Total	$157,356	$(3,054)	$11,772	$(652)	$169,128	$(3,706)

We continue to monitor unrealized loss positions for potential impairments. During the three months ended March 31, 2014, we did not recognize any other-than-temporary impairment credit loss write-downs to investment revenues. During the three months ended March 31, 2013, we recognized other-than-temporary impairment credit loss write-downs to investment revenues on RMBS totaling $26 thousand.

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2014	2013

Balance at beginning of period	$1,523	$1,650
Additions:
Due to other-than-temporary impairments:
Impairment previously recognized	—	26
Reductions:
Realized due to dispositions with no prior intention to sell	(205)	—
Balance at end of period	$1,318	$1,676

The fair values of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised

Fair value	$50,820	$34,206

Realized gains	$1,984	$119
Realized losses	(151)	(170)
Net realized gains (losses)	$1,833	$(51)

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2014 were as follows:

(dollars in thousands)	Fair	Amortized
March 31, 2014	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$7,075	$7,053
Due after 1 year through 5 years	159,690	155,975
Due after 5 years through 10 years	123,122	121,744
Due after 10 years	152,363	145,219
Mortgage-backed securities	95,363	93,199
Total	$537,613	$523,190

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

TRADING SECURITIES

The fair value of trading securities by type was as follows:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Fixed maturity trading securities:
Bonds:
Corporate debt	$1,758	$1,837
Mortgage-backed, asset-backed, and collateralized:
RMBS	10,251	10,671
CMBS	39,788	29,897
CDO/ABS	9,138	9,249
Total	$60,935	$51,654

The net unrealized and realized gains on our trading securities were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised

Net unrealized gains on trading securities held at period end	$—	$959
Net realized gains on trading securities sold or redeemed	15	48
Total	$15	$1,007

6.  Transactions with Affiliates of Fortress or AIG

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

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Subservicing fees	$2,008	$2,372
Refinancing concessions	$—	$253

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.2 million for the three months ended March 31, 2014, compared to $0.3 million for the three months ended March 31, 2013.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $45.1 million at March 31, 2014 and $45.6 million at December 31, 2013.

SALE OF 2009-1 RETAINED CERTIFICATES

In February 2014, Third Street Funding LLC, an affiliate of SFC and the owner of the 2009-1 Retained Certificates, offered the Certificates for sale in a competitive auction. On March 6, 2014, Merrill Lynch, Pierce, Fenner and Smith Incorporated (“MLPFS”) was declared the winning bidder and we entered into an agreement to sell, subject to certain closing conditions, all of our interest in the 2009-1 Retained Certificates to MLPFS for a price of $738.0 million. Concurrently, New Residential Investment Corp. and MLPFS entered into an agreement pursuant to which New Residential Investment Corp. agreed to purchase approximately 75% of the 2009-1 Retained Certificates. As of March 31, 2014, New Residential Investment Corp. was managed by an affiliate of Fortress. See Note 1 for further information on this sale.

7.  Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SFC’s note receivable from parent is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2014 and does not expect to demand payment from SFI in 2014. The note receivable from parent totaled $168.0 million at March 31, 2014 and December 31, 2013. Interest receivable on this note totaled $0.5 million at March 31, 2014 and December 31, 2013. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on the note receivable from SFI totaled $1.3 million for the three months ended March 31, 2014 and $4.3 million for the three months ended March 31, 2013.

Receivables from Parent and Affiliates

At March 31, 2014 and December 31, 2013, receivables from our parent and affiliates totaled $45.5 million and $39.4 million, respectively, primarily due to a receivable from Second Street Funding Corporation, a subsidiary of SFI, for income taxes payable under current and prior tax sharing agreements, which were paid by SFC. In addition, Cash Services, Inc. (“CSI”), a subsidiary of SFC, had a receivable related to cash payments due from SpringCastle Holdings, LLC of $17.3 million at March 31, 2014 and $16.4 million at December 31, 2013. The receivables from our parent and affiliates also include interest receivable on SFC’s note receivable from SFI discussed above.

Intercompany Demand Note

Pursuant to an intercompany demand note dated July 26, 2013 between SFC and SFI, SFI may borrow up to $50.0 million from SFC. The note is payable in full on December 14, 2014, and is prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance is 7.00%. SFI expects to use advances under the note, if any, for general corporate purposes. At March 31, 2014 and December 31, 2013, SFI had not drawn any funds under this note.

Payable to Parent

At March 31, 2014 and December 31, 2013, payable to parent totaled $34.8 million and $22.0 million, respectively, primarily due to payments made by SFI for the benefit of SFC.

Payable to SpringCastle Holdings, LLC

CSI collects cash payments for all entities. At March 31, 2014 and December 31, 2013, CSI’s payable to SpringCastle Holdings, LLC totaled $8.7 million and $6.8 million, respectively.

CASH COLLATERAL

In February 2013, SFI paid $3.1 million, on behalf of Financial Services of South Carolina, Inc. (“SFSSC”), a subsidiary of SFC, towards the payment of unclaimed funds to South Carolina charities in connection with a judgment entered against SFSSC in 2012. In late March 2013, SFSSC fully repaid SFI for the cash collateral, including $27.8 million cash collateral posted by SFI on behalf of SFSSC in 2012. In addition, SFSSC paid SFI $0.6 million of fees under a related fee agreement during the first quarter of 2013.

CAPITAL CONTRIBUTIONS

On each of January 11, 2013, July 10, 2013, and January 10, 2014, SFC received capital contributions from SFI of $10.5 million to satisfy interest payments required by SFC’s debenture due in January 2013, July 2013, and January 2014, respectively.

DERIVATIVES

During the three months ended March 31, 2013, SFC paid SFI $1.0 million of collateral and guarantee fees relating to $40.0 million cash collateral posted by SFI as security for SFC’s remaining Euro swap position with AIGFP. On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement and AIGFP returned the cash collateral of $40.0 million to SFI.

INTERCOMPANY AGREEMENTS

On December 24, 2012, Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, entered into the following intercompany agreements with Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”):

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. SFMC recorded $45.4 million of service fee expenses, which are included in other operating expenses for the three months ended March 31, 2014 and $32.8 million for the three months ended March 31, 2013. Services fees payable to SGSC totaled $14.1 million at March 31, 2014 and $9.4 million at December 31, 2013.

License Agreement

The agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. SFMC recorded $1.4 million of license fees, which are included as a contra expense to other operating expenses for the three months ended March 31, 2014 and $1.5 million for the three months ended March 31, 2013.

Building Lease

The agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $3.7 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. SFMC recorded $0.9 million of rent charged to SGSC, which is included as a contra expense to other operating expenses for the three months ended March 31, 2014 and $1.0 million for the three months ended March 31, 2013.

8.  Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at March 31, 2014 were as follows:

		Medium			Junior
	Retail	Term			Subordinated
(dollars in thousands)	Notes	Notes	Securitizations		Debt	Total

Interest rates (a)	5.40%-7.50%	5.40%-8.25%	1.27%-6.00%		6.00%

Second quarter 2014	$10,887	$—	$—		$—	$10,887
Third quarter 2014	8,564	—	—		—	8,564
Fourth quarter 2014	335,486	—	—		—	335,486
First quarter 2015	16,575	—	—		—	16,575
Remainder of 2015	30,679	750,000	—		—	780,679
2016	—	375,000	—		—	375,000
2017	—	2,360,837	—		—	2,360,837
2018	—	—	—		—	—
2019-2067	—	1,250,000	—		350,000	1,600,000
Securitizations (b)	—	—	5,079,298		—	5,079,298
Total principal maturities	$402,191	$4,735,837	$5,079,298		$350,000	$10,567,326

Total carrying amount	$389,601	$4,187,231	$5,061,864	(c)	$171,595	$9,810,291

(a)         The interest rates shown are the range of contractual rates in effect at March 31, 2014.

(b)         Securitizations are not included in above maturities by period due to their variable monthly repayments. See Note 9 for further information on our long-term debt associated with securitizations.

(c)          The net carrying amount of our long-term debt associated with certain securitizations that were either 1) issued at a premium or discount or 2) revalued at a premium or discount based on its fair value at the time of the Fortress Acquisition.

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

REPURCHASE OR REPAYMENT OF DEBT

In connection with our liability management efforts, we or our affiliates from time to time have purchased, or may in the future purchase, portions of our outstanding indebtedness. Any such purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration as we or any such affiliates may determine. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions.

On March 31, 2014, Springleaf Financial Funding Company (“SFFC”) prepaid, without penalty or premium, the entire $750.0 million outstanding principal balance of the secured term loan, plus accrued and unpaid interest. Effective upon the prepayment, all obligations of SFFC, SFC, and most of the consumer finance operating subsidiaries of SFC under the secured term loan (other than contingent reimbursement obligations and indemnity obligations) were terminated and all guarantees and security interests were released.

9.  Variable Interest Entities

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for securitization transactions. Since these transactions involve securitization trusts required to be consolidated, the securitized assets and related liabilities are included in our condensed consolidated financial statements and are accounted for as secured borrowings.

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

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Assets
Finance receivables:
Personal loans	$1,758,946	$1,572,070
Real estate loans	4,718,033	5,595,150
Allowance for finance receivable losses	153,873	153,084
Restricted cash	327,846	345,906

Liabilities
Long-term debt	$5,061,864	$5,160,227

2014 Consumer Loan Securitization

On March 26, 2014, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $559.3 million of notes backed by personal loans held by Springleaf Funding Trust 2014-A (the “2014-A Trust”), at a 2.62% weighted average yield. We sold the asset-backed notes for $559.2 million, after the price discount but before expenses and a $6.4 million interest reserve requirement. We initially retained $32.9 million of the 2014-A Trust’s subordinate asset-backed notes.

Sales of Previously Retained Notes

As discussed in Note 1, the Company’s remaining beneficial interests in the 2009-1 Trust were sold through an unaffiliated initial purchaser on March 31, 2014. As a result of the sale, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

During the three months ended March 31, 2013, we did not sell any previously retained mortgage-backed or asset-backed notes.

Repayment of 2013-BAC Trust Notes

On September 25, 2013, we completed a private securitization transaction in which Springleaf Funding Trust 2013-BAC, a wholly owned special purpose vehicle of SFC, issued $500 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. On March 27, 2014, we repaid the entire $231.3 million outstanding principal balance of the notes, plus accrued and unpaid interest.

VIE Interest Expense

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs three months ended March 31, 2014 and 2013 totaled $43.1 million and $28.5 million, respectively.

UNCONSOLIDATED VIE

We have established a VIE that holds the junior subordinated debt. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at March 31, 2014 or December 31, 2013.

10.  Derivative Financial Instruments

During the three months ended March 31, 2014, SFC did not have any derivative activity. However, SFC has used derivative financial instruments in managing the cost of its debt and its return on finance receivables held for sale, but was neither a dealer nor a trader in derivative financial instruments.

In January 2013, we reclassified $0.2 million of deferred net gain from accumulated other comprehensive income or loss to interest expense related to SFC’s election to discontinue and terminate one of its cash flow hedges in 2012. On August 5, 2013, SFC terminated its remaining cross currency interest rate swap agreement with AIG Financial Products Corp., a subsidiary of AIG, and recorded a loss of $1.9 million in other revenues — other. Immediately following this termination, we had no derivative financial instruments.

For the three months ended March 31, 2013, we recognized $4.2 million of net gains on SFC’s non-designated hedging instruments in other revenues — other.

Derivative adjustments included in other revenues — other consisted of the following:

(dollars in thousands)
Three Months Ended March 31,	2013

Mark to market losses	$(16,875)
Net interest income	3,598
Credit valuation adjustment gains	40
Total	$(13,237)

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

11.  Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income were as follows:

					Total
					Accumulated
	Unrealized	Unrealized	Retirement	Foreign	Other
	Gains (Losses)	Gains (Losses)	Plan	Currency	Comprehensive
	Investment	Cash Flow	Liabilities	Translation	Income
(dollars in thousands)	Securities	Hedges	Adjustments	Adjustments	(Loss)

Three Months Ended March 31, 2014

Balance at beginning of period	$4,362	$—	$20,153	$3,580	$28,095
Other comprehensive income (loss) before reclassifications	6,375	—	—	(127)	6,248
Reclassification adjustments from accumulated other comprehensive income	(1,201)	—	—	—	(1,201)
Balance at end of period	$9,536	$—	$20,153	$3,453	$33,142

Three Months Ended March 31, 2013 - Revised

Balance at beginning of period	$13,545	$104	$8,120	$4,127	$25,896
Other comprehensive income (loss) before reclassifications	(720)	—	—	2,114	1,394
Reclassification adjustments from accumulated other comprehensive income	50	(104)	—	—	(54)
Balance at end of period	$12,875	$—	$8,120	$6,241	$27,236

Reclassification adjustments from accumulated other comprehensive income to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised

Unrealized gains (losses) on investment securites:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$1,848	$(77)
Income tax effect	(647)	27
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	1,201	(50)

Unrealized gains on cash flow hedges:
Reclassification from accumulated other comprehensive income (loss) to interest expense, before taxes	—	160
Income tax effect	—	(56)
Reclassification from accumulated other comprehensive income (loss) to interest expense and other revenues, net of taxes	—	104
Total	$1,201	$54

12.  Income Taxes

At March 31, 2014, we had a net deferred tax liability of $62.1 million, compared to $141.9 million at December 31, 2013. The decrease in the net deferred tax liability was primarily due to the deconsolidation of the 2009-1 securitization during the first quarter of 2014. We had a valuation allowance on our gross state deferred tax assets, net of a deferred federal tax benefit of $24.9 million, compared to $23.8 million at December 31, 2013. We also had a valuation allowance against our United Kingdom and Puerto Rico operations of $21.7 million at March 31, 2014 and $21.4 million at December 31, 2013. The impact to our uncertain tax positions was immaterial.

The effective tax rate for the three months ended March 31, 2014 was 38.7% compared to 31.5% for the same period in 2013. The effective tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to the effect of our state income taxes, which increased the effective tax rate by 2.7%. The effective tax rate for the three months ended March 31, 2013 differed from the federal statutory rate primarily due to the effect of the state income taxes.

13.  Contingencies

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

We contest liability and/or the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability had been incurred at the date of the condensed consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of any loss. In addition, even where loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

For certain other legal actions, we can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but do not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on our condensed consolidated financial statements as a whole.

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $27.8 million at March 31, 2014 and $33.5 million at December 31, 2013.

14.  Benefit Plans

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

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension		Postretirement
Three Months Ended March 31,	2014	2013	2014	2013

Components of net periodic benefit cost:
Service cost	$—	$—	$22	$81
Interest cost	3,818	3,590	26	64
Expected return on assets	(4,109)	(3,874)	—	—
Amortization of net loss (gain)	1	12	(67)	—
Net periodic benefit cost	$(290)	$(272)	$(19)	$145

15.  Share-Based Compensation

Total share-based compensation expense, net of forfeitures, for all stock-based awards and amounts allocated under our intercompany service agreements was $1.3 million during the three months ended March 31, 2014. We did not record any share-based compensation expense during the three months ended March 31, 2013.

16.  Segment Information

Our segments coincide with how our businesses are managed. At March 31, 2014, our three segments include: Consumer, Insurance, and Real Estate.

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

Non-Core Portfolio

•                  Real Estate — We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices are either serviced by our branch personnel or by our centralized servicing operation. Real estate loans previously acquired or originated through centralized distribution channels are serviced by one of our wholly owned subsidiaries, MorEquity, all of which are subserviced by Nationstar, except for certain securitized real estate loans, which were serviced and subserviced by third parties prior to the sale of these real estate loans on March 31, 2014. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary.

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

The “Push-down Accounting Adjustments” column in the following tables primarily consists of:

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

•                  the difference in provision required based upon the differences in historical accounting basis and push-down accounting basis of the finance receivables;

•                  the acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt that we repurchase or repay;

•                  the reversal of the remaining un-accreted push-down accounting basis for net finance receivables, less allowance for finance receivable losses established at the date of the Fortress Acquisition on finance receivables held for sale that we sold; and

•                  the difference in the fair value of long-term debt based upon the differences between historical accounting basis where certain long-term debt components are marked-to-market on a recurring basis, and push-down accounting basis where long-term debt is no longer marked-to-market on a recurring basis.

The following tables present information about the Company’s segments as well as reconciliations to the condensed consolidated financial statement amounts.

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

At or for the Three Months Ended March 31, 2014

Interest income	$208,946	$—	$153,245	$5,104	$35,274	$402,569
Interest expense	40,622	—	110,348	2,148	28,628	181,746
Net interest income	168,324	—	42,897	2,956	6,646	220,823
Provision for finance receivable losses	44,932	—	61,374	964	(258)	107,012
Net interest income after provision for finance receivable losses	123,392	—	(18,477)	1,992	6,904	113,811
Other revenues:
Insurance	—	38,384	—	38	(3)	38,419
Investment	—	10,267	—	—	(836)	9,431
Intersegment - insurance commissions	12,289	(12,347)	70	(12)	—	—
Net gain (loss) on repurchases and repayments of debt	(1,426)	—	(10,025)	(48)	4,884	(6,615)
Net gain (loss) on fair value adjustments on debt	—	—	8,298	—	(8,298)	—
Net gain (loss) on sales of real estate loans and related trust assets	—	—	(62,176)	—	117,362	55,186
Other	580	1,641	(1,179)	1,992	—	3,034
Total other revenues	11,443	37,945	(65,012)	1,970	113,109	99,455
Other expenses:
Operating expenses:
Salaries and benefits	65,479	4,554	8,526	3,671	(44)	82,186
Other operating expenses	31,577	3,225	12,955	1,681	995	50,433
Insurance losses and loss adjustment expenses	—	18,611	—	—	(246)	18,365
Total other expenses	97,056	26,390	21,481	5,352	705	150,984
Income (loss) before provison for (benefit from) income taxes	$37,779	$11,555	$(104,970)	$(1,390)	$119,308	$62,282

Assets	$3,205,636	$967,627	$7,258,737	$1,008,735	$(433,878)	$12,006,857

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

At or for the Three Months Ended March 31, 2013 - Revised

Interest income	$160,483	$—	$184,956	$15,344	$47,734	$408,517
Interest expense	36,951	—	152,688	4,860	35,807	230,306
Net interest income	123,532	—	32,268	10,484	11,927	178,211
Provision for finance receivable losses	19,961	—	72,248	993	1,029	94,231
Net interest income after provision for finance receivable losses	103,571	—	(39,980)	9,491	10,898	83,980
Other revenues:
Insurance	—	32,892	—	20	(12)	32,900
Investment	—	10,385	—	—	(1,547)	8,838
Intersegment - insurance commissions	10,843	(10,836)	28	(35)	—	—
Net gain (loss) on fair value adjustments on debt	—	—	14,964	—	(14,964)	—
Other	423	1,793	(1,100)	4,427	(281)	5,262
Total other revenues	11,266	34,234	13,892	4,412	(16,804)	47,000
Other expenses:
Operating expenses:
Salaries and benefits	60,053	2,925	6,497	8,476	(53)	77,898
Other operating expenses	29,145	2,340	14,729	1,592	1,156	48,962
Insurance losses and loss adjustment expenses	—	14,968	—	—	(214)	14,754
Total other expenses	89,198	20,233	21,226	10,068	889	141,614
Income (loss) before benefit from income taxes	$25,639	$14,001	$(47,314)	$3,835	$(6,795)	$(10,634)

Assets	$2,579,000	$1,013,908	$9,364,481	$2,380,616	$(742,543)	$14,595,462

17.  Prior Period Revisions

As disclosed in our 2013 Annual Report on Form 10-K, we identified certain out-of-period errors in preparing our annual consolidated financial statements for the year ended December 31, 2013. In addition to these errors, we had previously recorded and disclosed out-of-period adjustments in prior reporting periods when the errors were discovered. As a result, we revised all previously reported periods included in our 2013 Annual Report on Form 10-K. Similarly, we have revised all previously reported periods included in this report. We corrected the errors identified in the fourth quarter of 2013 and included these corrections in the appropriate prior periods. In addition, we reversed all out-of period adjustments previously recorded and disclosed, and included the adjustments in the appropriate periods. After evaluating the quantitative and qualitative aspects of these corrections, we have determined that our previous quarterly condensed financial statements and our annual consolidated financial statements were not materially misstated.

The errors identified in the fourth quarter of 2013 related to the following: (1) the accretion of net discount applied to long-term debt that was revalued based on its fair value at the time of the Fortress Acquisition; (2) the accretion of original issue net discount on our long-term debt issued subsequent to the Fortress Acquisition; (3) the classification of certain investment securities found to contain embedded derivatives and the accounting treatment of the related change in fair value; and (4) the continued accretion of discounts on loans in non-accrual status.

In addition, we made other corrections during the fourth quarter of 2013, which were isolated to intra-periods in 2013, and revised the appropriate periods of 2013 in our 2013 Annual Report on Form 10-K and in this report. These revisions related to charge-offs on certain qualified real estate loans that had not been granted principal forgiveness.

We also recorded the previously disclosed out-of-period adjustments in the appropriate periods. These adjustments primarily related to the following:

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

In addition to the revisions previously discussed, during the fourth quarter of 2013 we identified presentation errors in the classification of certain line items within our consolidated statement of cash flows and revised the appropriate line items in our 2013 Annual Report on Form 10-K and in this report. These errors related to the following:

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

Revised Condensed Consolidated Statement of Operations (Unaudited)

The following table reconciles the amounts previously reported in our condensed consolidated statement of operations to the corresponding revised amounts. The “Out-of-Period” column reflects the previously disclosed out-of period adjustments that are now being corrected in the appropriate periods. The “Adjustments” column reflects the corrections of the errors discovered during the fourth quarter of 2013.

	Three Months Ended
	March 31, 2013 (Unaudited)
(dollars in thousands)	As Reported	Out-of-Period	Adjustments	As Revised

Interest income	$409,797	$—	$(1,280)	$408,517
Interest expense	227,101	—	3,205	230,306
Net interest income	182,696	—	(4,485)	178,211
Provision for finance receivable losses	96,085	(1,323)	(531)	94,231
Net interest income after provision for finance receivable losses	86,611	1,323	(3,954)	83,980
Other revenues:
Insurance	32,900	—	—	32,900
Investment	7,880	—	958	8,838
Other	5,262	—	—	5,262
Total other revenues	46,042	—	958	47,000
Other expenses:
Operating expenses:
Salaries and benefits	77,898	—	—	77,898
Other operating expenses	48,962	—	—	48,962
Insurance losses and loss adjustment expenses	14,754	—	—	14,754
Total other expenses	141,614	—	—	141,614
Loss before benefit from income taxes	(8,961)	1,323	(2,996)	(10,634)
Benefit from income taxes	(1,546)	(696)	(1,108)	(3,350)
Net loss	$(7,415)	$2,019	$(1,888)	$(7,284)

Revised Condensed Consolidated Statement of Comprehensive Loss (Unaudited)

The following table presents the amounts previously reported in our condensed consolidated statement of comprehensive loss and the corresponding revised amounts.

	Three Months Ended
	March 31, 2013
	(Unaudited)
(dollars in thousands)	As Reported	As Revised

Net loss	$(7,415)	$(7,284)
Other comprehensive income:
Net unrealized losses on:
Investment securities on which other-than-temporary impairments were taken	(23)	(23)
All other investment securities	(94)	(1,101)
Foreign currency translation adjustments	2,114	2,114
Income tax effect:
Net unrealized losses on:
Investment securities on which other-than-temporary impairments were taken	8	8
All other investment securities	33	396
Other comprehensive income, net of tax, before reclassification adjustments	2,038	1,394
Reclassification adjustments included in net loss:
Net realized losses on investment securities	29	77
Cash flow hedges	(160)	(160)
Income tax effect:
Net realized losses on investment securities	(10)	(27)
Cash flow hedges	56	56
Reclassification adjustments included in net loss, net of tax	(85)	(54)
Other comprehensive income, net of tax	1,953	1,340
Comprehensive loss	$(5,462)	$(5,944)

Revised Condensed Consolidated Statement of Cash Flows (Unaudited)

The following table presents the amounts previously reported in our condensed consolidated statement of cash flows and the corresponding revised amounts and includes additional corrections to the classification of certain line items within our condensed consolidated statement of cash flows.

	Three Months Ended
	March 31, 2013 (Unaudited)
(dollars in thousands)	As Reported	As Revised

Cash flows from operating activities
Net loss	$(7,415)	$(7,284)
Reconciling adjustments:
Provision for finance receivable losses	96,085	94,231
Depreciation and amortization	17,185	21,671
Deferral of finance receivable origination costs	(12,006)	—
Deferred income tax benefit	(32,408)	(14,370)
Writedowns and net loss on sales of real estate owned	935	935
Other	29	29
Cash flows due to changes in:
Other assets and other liabilities	40,140	41,503
Insurance claims and policyholder liabilities	(3,288)	(3,288)
Taxes receivable and payable	29,650	9,891
Accrued interest and finance charges	4,722	(8,163)
Restricted cash	(1,177)	(1,177)
Other, net	304	307
Net cash provided by operating activities	132,756	134,285

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(430,617)	(442,623)
Principal collections on finance receivables	652,792	665,677
Available-for-sale investment securities purchased	(20,411)	(19,429)
Trading investment securities purchased	—	(982)
Available-for-sale investment securities called, sold, and matured	48,401	47,316
Trading investment securities called, sold, and matured	—	1,085
Change in notes receivable from parent and affiliate	(30,750)	(30,750)
Change in restricted cash	(63,926)	(63,926)
Proceeds from sale of real estate owned	35,573	35,573
Other, net	(546)	(546)
Net cash provided by investing activities	190,516	191,395

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	564,567	562,159
Repayment of long-term debt	(645,149)	(645,149)
Capital contributions from parent	10,500	10,500
Net cash used for financing activities	(70,082)	(72,490)

Effect of exchange rate changes	(1,700)	(1,700)

Net change in cash and cash equivalents	251,490	251,490
Cash and cash equivalents at beginning of period	1,357,212	1,357,212
Cash and cash equivalents at end of period	$1,608,702	$1,608,702

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

				Total	Total
	Fair Value Measurements Using			Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

March 31, 2014

Assets
Cash and cash equivalents	$719,032	$—	$—	$719,032	$719,032
Investment securities	—	587,708	20,752	608,460	608,460
Net finance receivables, less allowance for finance receivable losses	—	—	10,331,405	10,331,405	9,760,652
Note receivable from parent	—	167,989	—	167,989	167,989
Restricted cash	341,480	—	—	341,480	341,480
Other assets:
Commercial mortgage loans	—	—	94,573	94,573	101,403
Escrow advance receivable	—	—	21,191	21,191	21,191
Receivable from parent and affiliates	—	40,120	—	40,120	40,120

Liabilities
Long-term debt	$—	$10,942,078	$—	$10,942,078	$9,810,291
Payable to parent and affiliates	—	43,206	—	43,206	43,206

December 31, 2013

Assets
Cash and cash equivalents	$374,835	$—	$—	$374,835	$374,835
Investment securities	—	531,997	23,617	555,614	555,614
Net finance receivables, less allowance for finance receivable losses	—	—	11,113,980	11,113,980	10,811,664
Note receivable from parent	—	167,989	—	167,989	167,989
Restricted cash	358,759	—	—	358,759	358,759
Other assets:
Commercial mortgage loans	—	—	94,681	94,681	102,200
Escrow advance receivable	—	—	23,527	23,527	23,527
Receivable from parent and affiliates	—	39,364	—	39,364	39,364

Liabilities
Long-term debt	$—	$11,776,576	$—	$11,776,576	$10,640,728
Payable to parent and affiliates	—	38,463	—	38,463	38,463

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

March 31, 2014

Assets
Cash and cash equivalents in mutual funds	$153,565	$—	$—	$153,565
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	61,979	—	61,979
Obligations of states, municipalities, and political subdivisions	—	111,254	—	111,254
Corporate debt	—	260,363	8,654	269,017
RMBS	—	69,203	81	69,284
CMBS	—	22,127	7	22,134
CDO/ABS	—	3,145	800	3,945
Total	—	528,071	9,542	537,613
Preferred stock	—	7,197	—	7,197
Other long-term investments (a)	—	—	1,269	1,269
Total available-for-sale securities (b)	—	535,268	10,811	546,079
Trading securities:
Bonds:
Corporate debt	—	1,758	—	1,758
RMBS	—	9,032	1,219	10,251
CMBS	—	39,788	—	39,788
CDO/ABS	—	1,862	7,276	9,138
Total trading securities	—	52,440	8,495	60,935
Total investment securities	—	587,708	19,306	607,014
Restricted cash in mutual funds	315,306	—	—	315,306
Total	$468,871	$587,708	$19,306	$1,075,885

December 31, 2013

Assets
Cash and cash equivalents in mutual funds	$185,829	$—	$—	$185,829
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	58,633	—	58,633
Obligations of states, municipalities, and political subdivisions	—	102,745	—	102,745
Corporate debt	—	225,312	12,604	237,916
RMBS	—	82,510	113	82,623
CMBS	—	7,545	2	7,547
CDO/ABS	—	3,176	800	3,976
Total	—	479,921	13,519	493,440
Preferred stock	—	7,805	—	7,805
Other long-term investments (a)	—	—	1,269	1,269
Total available-for-sale securities (b)	—	487,726	14,788	502,514
Trading securities:
Bonds:
Corporate debt	—	1,837	—	1,837
RMBS	—	10,671	—	10,671
CMBS	—	29,897	—	29,897
CDO/ABS	—	1,866	7,383	9,249
Total trading securities	—	44,271	7,383	51,654
Total investment securities	—	531,997	22,171	554,168
Restricted cash in mutual funds	321,617	—	—	321,617
Total	$507,446	$531,997	$22,171	$1,061,614

(a)         Other long-term investments excludes our interest in a limited partnership of $0.6 million at March 31, 2014 and December 31, 2013 that we account for using the equity method.

(b)         Common stocks not carried at fair value totaled $0.9 million at March 31, 2014 and December 31, 2013 and therefore have been excluded from the table above.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2014.

The following table presents changes for the three months ended March 31, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3 (b)	Level 3	period

Three Months Ended March 31, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$12,604	$254	$(311)	$(3,893)	$—	$—	$8,654
RMBS	113	(7)	(25)	—	—	—	81
CMBS	2	—	5	—	—	—	7
CDO/ABS	800	—	—	—	—	—	800
Total	13,519	247	(331)	(3,893)	—	—	9,542
Other long-term investments	1,269	—	—	—	—	—	1,269
Total available-for-sale securities	14,788	247	(331)	(3,893)	—	—	10,811
Trading securities:
Bonds:
RMBS	—	14	—	(36)	1,241	—	1,219
CDO/ABS	7,383	8	—	(115)			7,276
Total trading securities	7,383	22	—	(151)	1,241	—	8,495
Total	$22,171	$269	$(331)	$(4,044)	$1,241	$—	$19,306

(a)         “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended March 31, 2014.

(b)         During the three months ended March 31, 2014, we transferred $1.2 million of RMBS securities into Level 3 primarily due to lesser pricing transparency resulting in using broker pricing, whereas vendor pricing had previously been used.

The following table presents changes for the three months ended March 31, 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis:

				Purchases,
		Net gains (losses) included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	*	Level 3	Level 3	period

Three Months Ended March 31, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13,417	$(168)	$509	$119	$—	$—	$13,877
RMBS	74	(34)	25	—	—	—	65
CMBS	153	(8)	6	(149)	—	—	2
CDO/ABS	1,200	—	—	(100)	—	—	1,100
Total	14,844	(210)	540	(130)	—	—	15,044
Other long-term investments	1,380	—	(40)	—	—	—	1,340
Total available-for-sale securities	16,224	(210)	500	(130)	—	—	16,384
Trading securities:
Bonds:
CDO/ABS	12,192	3	—	(122)	—	—	12,073
Total	$28,416	$(207)	$500	$(252)	$—	$—	$28,457

*                 “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended March 31, 2013.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at March 31, 2014 and December 31, 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2014	December 31, 2013
Corporate debt	Discounted cash flows	Yield	2.83% – 2.89% (2.86%)	2.68% – 8.48% (4.67%)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A*	N/A*

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2014

Assets
Real estate owned	$—	$—	$49,982	$49,982
Commercial mortgage loans	—	—	11,933	11,933
Total	$—	$—	$61,915	$61,915

December 31, 2013

Assets
Real estate owned	$—	$—	$71,469	$71,469
Commercial mortgage loans	—	—	11,935	11,935
Total	$—	$—	$83,404	$83,404

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Assets
Real estate owned	$5,931	$7,880
Commercial mortgage loans	(50)	(128)
Total	$5,881	$7,752

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three months ended March 31, 2014 and 2013 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Insurance segment to record their fair value for the three months ended March 31, 2014 and 2013 and recorded the net impairments in investment revenues.

The unobservable inputs and quantitative data used in our Level 3 valuations for our real estate owned and commercial mortgage loans were developed and used in models created by our third-party valuation service providers or valuations provided by external parties, which values were used by us for fair value disclosure purposes without adjustment. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2014	December 31, 2013
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

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

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, both non-impaired and purchased credit impaired, are determined using discounted cash flow methodologies. The application of these methodologies requires us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied is significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent weaknesses in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

Restricted Cash

The carrying amount reported in our condensed consolidated balance sheets approximates fair value.

Note Receivable from Parent

The carrying amount of the note receivable from parent approximates the fair value because the note is payable on a demand basis prior to its due date on May 31, 2022 and the interest rate on this note adjusts with changing market interest rates.

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

We also direct readers to other risks and uncertainties discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this report that could cause actual results to differ before making an investment decision to purchase our common stock. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

Overview

Springleaf is a leading consumer finance company providing responsible loan products primarily to non-prime customers. We originate consumer loans through our network of over 830 branch offices in 26 states. Through two insurance subsidiaries, we write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our loans.

At March 31, 2014, we had three business segments:  Consumer, Insurance, and Real Estate. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments.

OUR PRODUCTS

Our core product offerings include:

•                  Personal Loans — We offer personal loans through our branch network to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to four years. At March 31, 2014, we had nearly 832,000 personal loans, representing $3.2 billion of net finance receivables, of which $1.4 billion, or 45%, were secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 40%, were secured by consumer household goods or other items of personal property, and the remainder was unsecured.

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

Recent Developments

SECURITIZATION

On March 26, 2014, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $559.3 million of notes backed by personal loans held by the 2014-A Trust, at a 2.62% weighted average yield. We sold the asset-backed notes for $559.2 million, after the price discount but before expenses and a $6.4 million interest reserve requirement. We initially retained $32.9 million of the 2014-A Trust’s subordinate asset-backed notes.

REPAYMENT OF 2013-BAC TRUST NOTES

On September 25, 2013, we completed a private securitization transaction in which Springleaf Funding Trust 2013-BAC, a wholly owned special purpose vehicle of SFC, issued $500 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. On March 27, 2014, we repaid the entire $231.3 million outstanding principal balance of the notes, plus accrued and unpaid interest.

SALE OF 2009-1 RETAINED CERTIFICATES

On March 31, 2014, we completed the sale of the 2009-1 Retained Certificates. See Note 1 of the Condensed Consolidated Financial Statements for further information on this sale.

This transaction reflects an acceleration of the liquidation of our legacy real estate portfolio, which we plan to effect through continued runoff and opportunistic sales. While we continue to manage the runoff of the portfolio, we will continue to consider opportunistic sales of additional portions of the portfolio as market conditions allow.

SALE OF REAL ESTATE LOANS

On March 31, 2014, we completed the sale of certain performing and non-performing real estate loans. See Note 1 of the Condensed Consolidated Financial Statements for further information on this sale.

PREPAYMENT OF SECURED TERM LOAN

On March 31, 2014, SFFC prepaid, without penalty or premium, the entire $750.0 million outstanding principal balance of the secured term loan, plus accrued and unpaid interest. Effective upon the prepayment, all obligations of SFFC, SFC, and most of the consumer finance operating subsidiaries of SFC under the secured term loan (other than contingent reimbursement obligations and indemnity obligations) were terminated and all guarantees and security interests were released.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance. During 2012 and much of 2013, we experienced unusually low charge-off ratios as a result of tightening underwriting practices in 2010-2011. The personal loan portfolio typically exhibited charge-off ratios in the range of 4.75-5.75% prior to the start of the recession in 2008 and has returned to these levels, as we expected. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations driven by the following factors:

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

•                  Slow but sustained economic growth.

•                  Migration of customer activity from traditional channels such as direct mail to online channels where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

•                  Our renewed focus on our personal loan business as we have discontinued real estate and other product originations in our branches.

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

Prior Period Revisions

As disclosed in our 2013 Annual Report on Form 10-K, we identified certain out-of-period errors in preparing our annual consolidated financial statements for the year ended December 31, 2013. In addition to these errors, we had previously recorded and disclosed out-of-period adjustments in prior reporting periods when the errors were discovered. As a result, we revised all previously reported periods included in our 2013 Annual Report on Form 10-K. Similarly, we have revised all previously reported periods included in this report. We corrected the errors identified in the fourth quarter of 2013 and included these corrections in the appropriate prior periods. In addition, we reversed all out-of period adjustments previously recorded and disclosed, and included the adjustments in the appropriate periods. After evaluating the quantitative and qualitative aspects of these corrections, we have determined that our previous quarterly and annual consolidated financial statements were not materially misstated.

See Note 17 of the Notes to Condensed Consolidated Financial Statements for further information on the prior period revisions. All prior period data presented in the discussion and analysis of our financial condition and results of operations reflects the revised balances.

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our business segments is provided under “—Segment Results.”

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Interest income	$402,569	$408,517

Interest expense	181,746	230,306

Net interest income	220,823	178,211

Provision for finance receivable losses	107,012	94,231

Net interest income after provision for finance receivable losses	113,811	83,980

Other revenues:
Insurance	38,419	32,900
Investment	9,431	8,838
Net loss on repurchases and repayments of debt	(6,615)	—
Net gain on sales of real estate loans and related trust assets	55,186	—
Other	3,034	5,262
Total other revenues	99,455	47,000

Other expenses:
Operating expenses:
Salaries and benefits	82,186	77,898
Other operating expenses	50,433	48,962
Insurance losses and loss adjustment expenses	18,365	14,754
Total other expenses	150,984	141,614

Income (loss) before provision for (benefit from) income taxes	62,282	(10,634)

Provision for (benefit from) income taxes	24,080	(3,350)

Net income (loss)	$38,202	$(7,284)

Comparison of Consolidated Results for Three Months Ended March 31, 2014 and 2013

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Interest income:
Finance charges	$397,991	$408,517
Interest income on finance receivables held for sale originated as held for investment	4,578	—
Total	$402,569	$408,517

Finance charges decreased for the three months ended March 31, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Three Months Ended March 31

Decrease in average net receivables	$(12,028)
Increase in yield	1,502
Total	$(10,526)

Average net receivables decreased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to our liquidating real estate loan portfolio, including the transfers of $742.0 million real estate loans associated with the 2009 securitization and an additional $93.3 million real estate loans to finance receivables held for sale on March 1, 2014 and the subsequent sales of these real estate loans on March 31, 2014. The increase was partially offset by higher personal loan average net receivables resulting from our continued focus on personal loans.

Yield increased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to our continued focus on personal loans, which have higher yields.

Interest expense decreased for the three months ended March 31, 2014 when compared to the same period in 2013 due to the following:

(dollars in thousands)

2014 compared to 2013 - Three Months Ended March 31

Decrease in average debt	$(33,938)
Decrease in weighted average interest rate	(14,622)
Total	$(48,560)

Average debt decreased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to debt repurchases and repayments of $6.6 billion during the past twelve months. These decreases were partially offset by nine securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt decreased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of nine securitization transactions during the past twelve months, which generally have lower interest rates.

Provision for finance receivable losses increased $12.8 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to additional allowance requirements reflecting growth in our personal loans during the 2014 period and higher real estate and personal loan delinquency ratios at March 31, 2014. This increase was partially offset by a reduction in the allowance requirements on our real estate loans deemed to be purchased credit impaired finance receivables and TDR finance receivables subsequent to the Fortress Acquisition. The allowance for finance receivables losses was eliminated with the application of push-down accounting as the allowance for finance receivable losses was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Net loss on repurchases and repayments of debt of $6.6 million for the three months ended March 31, 2014 reflected repurchases of debt in 2014 at net amounts greater than par.

Net gain on sales of real estate loans and related trust assets of $55.2 million for the three months ended March 31, 2014 reflected the reversal of the remaining un-accreted push-down accounting basis for these real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. See Note 1 of the Notes to Condensed Financial Statements for further information on these sales.

Provision for income taxes totaled $24.1 million for the three months ended March 31, 2014 compared to benefit from income taxes of $3.4 million for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was 38.7% compared to 31.5% for the same period in 2013. The effective tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to the effect of our state income taxes, which increased the effective tax rate by 2.7%. The effective tax rate for the three months ended March 31, 2013 differed from the federal statutory rate primarily due to the effect of the state income taxes.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Push-Down Accounting Basis to Historical Accounting Basis

Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at November 30, 2010, the date of the Fortress Acquisition, in accordance with business combination accounting standards, or push-down accounting. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustments recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition, in each case, as described in more detail in the footnotes to the table below. In addition, push-down accounting resulted in the elimination of accretion or amortization of discounts, premiums, and other deferred costs on our finance receivables and long-term debt prior to the Fortress Acquisition. The reconciliations of income (loss) before provision for (benefit from) income taxes on a push-down accounting basis to loss before benefit from income taxes on a historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Income (loss) before provision for (benefit from) income taxes - push-down accounting basis	$62,282	$(10,634)
Interest income adjustments (a)	(35,274)	(47,734)
Interest expense adjustments (b)	28,628	35,807
Provision for finance receivable losses adjustments (c)	(258)	1,029
Repurchases and repayments of long-term debt adjustments (d)	(4,884)	—
Fair value adjustments on debt (e)	8,298	14,964
Sales of finance receivables held for sale originated as held for investment adjustments (f)	(117,362)	—
Amortization of other intangible assets (g)	1,126	1,410
Other (h)	418	1,319
Loss before benefit from income taxes - historical accounting basis	$(57,026)	$(3,839)

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

Components of interest income adjustments consisted of:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Accretion of net discount applied to non-credit impaired net finance receivables	$(25,435)	$(37,626)
Credit impaired finance receivables finance charges	(12,742)	(14,040)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	2,903	3,932
Total	$(35,274)	$(47,734)

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

Components of interest expense adjustments were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Accretion of net discount applied to long-term debt	$37,135	$49,987
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(8,507)	(14,180)
Total	$28,628	$35,807

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

Components of provision for finance receivable losses adjustments were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Allowance for finance receivable losses adjustments	$9,379	$19,607
Net charge-offs	(9,637)	(18,578)
Total	$(258)	$1,029

(d)         Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

(e)          Fair value adjustments on debt reflect differences between historical accounting basis and push-down accounting basis. On a historical accounting, basis certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

(f)           Fair value adjustments on sales of finance receivables held for sale originated as held for investment reflect the reversal of the remaining un-accreted push-down accounting basis for net finance receivables, less allowance for finance receivable losses established at the date of the Fortress Acquisition that were sold in March 2014.

(g)          Amortization of other intangible assets reflects the amortization over the remaining estimated life of intangible assets established at the date of the Fortress Acquisition as a result of the application of push-down accounting.

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

At March 31, 2014, the remaining un-accreted push-down accounting basis totaled $440.3 million for net finance receivables, less allowance for finance receivable losses and $689.1 million for long-term debt.

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments. Management considers Consumer and Insurance as our Core Consumer Operations and Real Estate as our Non-Core Portfolio. Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. See Note 16 of the Notes to Condensed Consolidated Financial for reconciliations of segment totals to condensed consolidated financial statement amounts.

We allocate revenues and expenses (on a historical accounting basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.

Interest expense

Disaggregated into three categories based on the underlying debt that the expense pertains to:

•                  securitizations — allocated to the segments whose finance receivables serve as the collateral securing each of the respective debt instruments;

•                  unsecured debt — allocated to the segments based on the remaining balance of debt by segment; and

•                  secured term loan — allocated to the segments whose finance receivables served as the collateral securing each of the respective debt instruments.

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

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis) are presented in the table below on an aggregate basis:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Interest income	$208,946	$160,483

Interest expense	40,622	36,951

Net interest income	168,324	123,532

Provision for finance receivable losses	44,932	19,961

Net interest income after provision for finance receivable losses	123,392	103,571

Other revenues:
Insurance	38,384	32,892
Investment	10,267	10,385
Net loss on repurchases and repayments of debt	(1,426)	—
Other	2,163	2,223
Total other revenues	49,388	45,500

Other expenses:
Operating expenses:
Salaries and benefits	70,033	62,978
Other operating expenses	34,802	31,485
Insurance loss and loss adjustment expenses	18,611	14,968
Total other expenses	123,446	109,431

Pretax operating income	$49,334	$39,640

Selected financial statistics for Consumer (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2014	2013

Consumer

Net finance receivables	$3,144,936	$2,558,787
Number of accounts	821,979	717,311

Average net receivables	$3,125,095	$2,546,829

Yield	26.94%	25.39%

Gross charge-off ratio*	5.55%	6.74%
Recovery ratio	(0.56)%	(1.27)%
Charge-off ratio*	4.99%	5.47%

Delinquency ratio	2.44%	1.99%

Origination volume	$717,027	$659,514
Number of accounts	159,834	160,028

*                 The gross charge-off ratio and charge-off ratio for the three months ended March 31, 2013 reflect $14.5 million of additional charge-offs recorded in March 2013 (on a historical accounting basis) related to our change in charge-off policy for personal loans effective March 31, 2013. Excluding these additional charge-offs, our Consumer gross charge-off ratio would have been 4.46% and our Consumer charge-off ratio would have been 3.18% for the three months ended March 31, 2013.

Comparison of Pretax Operating Results for Three Months Ended March 31, 2014 and 2013

Finance charges increased $48.5 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to increases in average net receivables and yield. Average net receivables increased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to increased originations on personal loans resulting from our continued focus on personal loans. Yield increased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns.

Interest expense increased $3.7 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Provision for finance receivable losses increased $25.0 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to higher increases to our allowance for finance receivable losses reflecting increased originations of personal loans in the 2014 period and higher personal loan delinquency ratio at March 31, 2014.

Insurance revenues increased $5.5 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in the 2014 period.

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Salaries and benefits - Consumer	$65,479	$60,053
Salaries and benefits - Insurance	4,554	2,925
Total	$70,033	$62,978

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Other operating expenses - Consumer	$31,577	$29,145
Other operating expenses - Insurance	3,225	2,340
Total	$34,802	$31,485

Other operating expenses increased $3.3 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to higher advertising and information technology expenses.

Insurance losses and loss adjustment expenses increased $3.6 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to an unfavorable variance in claim reserves.

Reconciliation of Loss before Benefit from Income Taxes on Historical Accounting Basis to Pretax Core Earnings

Pretax core earnings is a key performance measure used by management in evaluating the performance of our Core Consumer Operations. Pretax core earnings represents our income (loss) before provision for (benefit from) income taxes on a historical accounting basis and excludes results of operations from our non-core portfolio (Real Estate) and other non-originating legacy operations and gains (losses) resulting from accelerated long-term debt repayment and repurchases of long-term debt related to Consumer. Pretax core earnings provides us with a key measure of our Core Consumer Operations’ performance as it assists us in comparing its performance on a consistent basis. Management believes pretax core earnings is useful in assessing the profitability of our core business and uses pretax core earnings in evaluating our operating performance. Pretax core earnings is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow, and other measures of financial performance prepared in accordance with U.S. GAAP.

The following is a reconciliation of loss before benefit from income taxes on a historical accounting basis to pretax core earnings:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Loss before benefit from income taxes - historical accounting basis	$(57,026)	$(3,839)
Adjustments:
Pretax operating loss - Non-Core Portfolio Operations	104,970	47,314
Pretax operating (income) loss - Other/ non-originating legacy operations	1,390	(3,835)
Net loss from accelerated repayment/ repurchase of debt - Consumer	1,426	—
Pretax core earnings	$50,760	$39,640

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Interest income	$153,245	$184,956

Interest expense	110,348	152,688

Net interest income	42,897	32,268

Provision for finance receivable losses	61,374	72,248

Net interest income after provision for finance receivable losses	(18,477)	(39,980)

Other revenues:
Net loss on repurchases and repayments of debt	(10,025)	—
Net gain on fair value adjustments on debt	8,298	14,964
Net loss on sales of real estate loans and related trust assets	(62,176)	—
Other	(1,109)	(1,072)
Total other revenues	(65,012)	13,892

Other expenses:
Operating expenses:
Salaries and benefits	8,526	6,497
Other operating expenses	12,955	14,729
Total other expenses	21,481	21,226

Pretax operating loss	$(104,970)	$(47,314)

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
At or for the Three Months Ended March 31,	2014	2013

Real estate

Net finance receivables	$7,952,228	$10,098,384
Number of accounts	109,610	130,318

TDR finance receivables	$3,026,674	$2,907,171
Allowance for finance receivables losses - TDR	$725,099	$669,037
Provision for finance receivable losses - TDR	$44,851	$45,781

Average net receivables	$8,915,416	$10,244,285

Yield	6.76%	7.32%

Loss ratio*	1.65%	1.97%

Delinquency ratio	8.38%	7.58%

*                 The loss ratio for the three months ended March 31, 2014 reflects $2.2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks. Excluding these recoveries, our Real Estate loss ratio would have been 1.75% for the three months ended March 2014.

Comparison of Pretax Operating Results for Three Months Ended March 31, 2014 and 2013

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Interest income:
Finance charges	$148,667	$184,956
Interest income on finance receivables held for sale originated as held for investment	4,578	—
Total	$153,245	$184,956

Finance charges decreased $36.3 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to the continued liquidation of the real estate portfolio, including the transfers of $913.0 million real estate loans associated with the 2009 securitization and an additional $115.7 million real estate loans to finance receivables held for sale on March 1, 2014 and the subsequent sales of these real estate loans on March 31, 2014. The decrease in yield for the three months ended March 31, 2014 reflected the transfers of the real estate loans to finance receivables held for sale on March 1, 2014, and the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables).

Interest expense decreased $42.3 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to lower secured term loan and unsecured debt interest expense allocated to Real Estate, partially offset by higher ratio of securitization interest expense reflecting Real Estate’s utilization of three real estate loan securitization transactions during the past twelve months.

Provision for finance receivable losses decreased $10.9 million for the three months ended March 31, 2014 when compared to the same period in 2013. The decrease in provision for finance receivable losses reflected a reduction in the allowance requirements recorded for the three months ended March 31, 2014 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition. The decrease was partially offset by increases to the allowance for finance receivable losses reflecting higher real estate loan delinquency ratio at March 31, 2014.

Net loss on repurchases and repayments of debt of $10.0 million for the three months ended March 31, 2014 reflected acceleration of amortization on deferred costs and repurchases of debt at net amounts greater than par for the three months ended March 31, 2014.

Net gain on fair value adjustments on debt of $8.3 million and $15.0 million for the three months ended March 31, 2014 and 2013, respectively, reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net loss on sales of real estate loans and related trust assets of $62.2 million for the three months ended March 31, 2014 reflected the historical accounting basis of the real estate loans and related trust assets.

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

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013

Interest income	$5,104	$15,344

Interest expense	2,148	4,860

Net interest income	2,956	10,484

Provision for finance receivable losses	964	993

Net interest income after provision for finance receivable losses	1,992	9,491

Other revenues:
Insurance	38	20
Net loss on repurchases and repayments of debt	(48)	—
Other	1,980	4,392
Total other revenues	1,970	4,412

Other expenses:
Operating expenses:
Salaries and benefits	3,671	8,476
Other operating expenses	1,681	1,592
Total other expenses	5,352	10,068

Pretax operating income (loss)	$(1,390)	$3,835

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
March 31,	2014	2013

Net finance receivables:
Personal loans	$30,108	$100,836
Real estate loans	7,225	8,296
Retail sales finance	85,722	178,046
Total	$123,055	$287,178

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

FINANCE RECEIVABLES

Net finance receivables by originated before and after the Fortress Acquisition and the related allowance for finance receivable losses were as follows:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Personal Loans
FA Performing Loans at Fortress Acquisition	$148,845	$168,386
Originated after Fortress Acquisition	3,019,798	2,991,546
Allowance for finance receivable losses	(101,787)	(94,323)
Personal loans, less allowance for finance receivable losses	3,066,856	3,065,609

Real Estate Loans
FA Performing Loans at Fortress Acquisition	5,635,745	6,504,781
FA Credit Impaired Loans	1,169,782	1,307,882
Originated after Fortress Acquisition*	68,588	72,353
Allowance for finance receivable losses	(259,826)	(236,032)
Real estate loans, less allowance for finance receivable losses	6,614,289	7,648,984

Retail Sales Finance
FA Performing Loans at Fortress Acquisition	52,878	63,158
Originated after Fortress Acquisition	29,319	35,753
Allowance for finance receivable losses	(2,690)	(1,840)
Retail sales finance, less allowance for finance receivable losses	79,507	97,071

Total net finance receivables, less allowance	$9,760,652	$10,811,664

Allowance for finance receivable losses as a percentage of finance receivables
Personal loans	3.21%	2.98%
Real estate loans	3.78%	2.99%
Retail sales finance	3.27%	1.86%

*                 Real estate loan originations in 2014 and 2013 were from advances on home equity lines of credit.

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type by days delinquent:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

March 31, 2014

Net finance receivables:
60-89 days past due	$22,379	$95,196	$889	$118,464
90-119 days past due	20,018	51,880	665	72,563
120-149 days past due	18,789	46,864	823	66,476
150-179 days past due	16,741	39,484	555	56,780
180 days or more past due	1,926	327,272	234	329,432
Total delinquent finance receivables	79,853	560,696	3,166	643,715
Current	3,051,293	6,137,205	77,527	9,266,025
30-59 days past due	37,497	176,214	1,504	215,215
Total	$3,168,643	$6,874,115	$82,197	$10,124,955

December 31, 2013

Net finance receivables:
60-89 days past due	$28,297	$96,778	$1,290	$126,365
90-119 days past due	22,648	67,966	1,017	91,631
120-149 days past due	18,662	54,882	757	74,301
150-179 days past due	14,618	45,040	740	60,398
180 days or more past due	934	353,003	173	354,110
Total delinquent finance receivables	85,159	617,669	3,977	706,805
Current	3,027,460	7,092,107	92,093	10,211,660
30-59 days past due	47,313	175,240	2,841	225,394
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

TROUBLED DEBT RESTRUCTURING

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables were as follows:

	March 31,	December 31,
(dollars in thousands)	2014	2013

TDR net finance receivables	$1,346,901	$1,371,321
Allowance for TDR finance receivable losses	$192,909	$177,011
Allowance as a percentage of TDR net finance receivables	14.32%	12.91%
Number of TDR accounts	14,752	14,538

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

(dollars in thousands)
Three Months Ended March 31,	2014	2013
		Revised
Real Estate Loans

Number of TDR accounts	229	224
TDR net finance receivables*	$15,503	$18,250

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

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $69.9 million as of March 31, 2014.

At March 31, 2014, we had $719.0 million of cash and cash equivalents, and for the three months ended March 31, 2014, we generated net income of $38.2 million. Our net cash inflow from operating and investing activities totaled $1.1 billion for the three months ended March 31, 2014. At March 31, 2014, our remaining scheduled principal and interest payments for 2014 on our existing debt (excluding securitizations) totaled $684.3 million. As of March 31, 2014, we had $1.5 billion UPB of unencumbered personal loans and $2.5 billion UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. We did not have any floating-rate long-term debt outstanding at March 31, 2014. On a historical accounting basis, our floating-rate debt represented 10% of our borrowings at December 31, 2013.

LIQUIDITY

Operating Activities

Cash from operations increased $68.4 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to higher net interest income.

Investing Activities

Net cash provided by investing activities increased $731.3 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to sales of finance receivables held for sale originated as held for investment on March 31, 2014.

Financing Activities

Net cash used for financing activities increased $708.6 million for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to the repayments of the secured term loan and the 2013-BAC trust notes in late March 2014.

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

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. Some or all of these agreements also contain certain restrictions, including restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and SFC’s ability to sell or convey all or substantially all of its assets, unless the transferee assumes SFC’s obligations under the applicable debt agreement.

With the exception of SFC’s junior subordinated debenture and one consumer loan securitization, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios.

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

As of March 31, 2014, we were in compliance with all of the covenants under our debt agreements.

Junior Subordinated Debenture

In January 2007, SFC issued $350.0 million aggregate principal amount of 60-year junior subordinated debenture (the “debenture”) under an indenture dated January 22, 2007 (the “Junior Subordinated Indenture”), by and between SFC and Deutsche Bank Trust Company, as trustee. The debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the debenture at par beginning in January 2017.

Pursuant to the terms of the debenture, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the debenture (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the debenture otherwise payable on the next interest payment date and pays such amount to the holders of the debenture. A mandatory trigger event occurs if SFC’s (1) tangible equity to tangible managed assets is less than 5.5% or (2) average fixed charge ratio is not more than 1.10x for the trailing four quarters (where the fixed charge ratio equals earnings excluding income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends).

Based upon SFC’s financial results for the twelve months ended March 31, 2014, a mandatory trigger event occurred with respect to the payment due in July 2014 as the average fixed charge ratio was 0.93x. As of March 31, 2014, SFC had not received from SFI the non-debt capital funding necessary to satisfy the July 2014 interest payments required by SFC’s debenture.

Consumer Loan Securitization

In connection with the Sumner Brook 2013-VFN1 securitization, SFC is required to maintain an available cash covenant and a consolidated tangible net worth covenant. At March 31, 2014, SFC is in compliance with these covenants.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act. As of March 31, 2014, our structured financings consisted of the following:

			Current		Current
	Initial Note	Initial	Note	Current	Weighted
	Amounts	Collateral	Amounts	Collateral	Average	Collateral	Revolving
(dollars in thousands)	Issued (a)	Balance	Outstanding	Balance (b)	Interest Rate	Type	Period

Mortgage Securitizations
AGFMT 2010-1	$716,897	$1,002,653	$262,834	$581,097	5.5601%	Mortgage loans	N/A
SLFMT 2011-1	365,441	496,861	240,643	366,180	4.8878%	Mortgage loans	N/A
SLFMT 2012-1	394,611	473,009	268,681	379,259	4.0909%	Mortgage loans	N/A
SLFMT 2012-2	770,806	970,034	567,915	824,221	3.3271%	Mortgage loans	N/A
SLFMT 2012-3	794,854	1,030,568	611,408	907,176	2.5013%	Mortgage loans	N/A
SLFMT 2013-1	782,489	1,021,846	662,079	931,959	2.2905%	Mortgage loans	N/A
SLFMT 2013-2	756,878	1,137,307	688,970	1,087,254	2.6966%	Mortgage loans	N/A
SLFMT 2013-3	292,978	500,390	279,458	489,911	2.8530%	Mortgage loans	N/A

Consumer Securitizations
SLFMT 2013-A	567,880	662,247	567,880	662,251	2.7525%	Personal loans	2 years
SLFMT 2013-B	370,170	441,989	370,170	441,996	3.9872%	Personal loans	3 years
SLFMT 2014-A	559,260	644,331	559,260	644,331	2.5548%	Personal loans	2 years

Total secured structured financings	$6,372,264	$8,381,235	$5,079,298	$7,315,635

(a)         Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)        Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we completed three conduit securitizations in 2013. At March 31, 2014, there were no amounts drawn under these notes.

Our 2013 and 2014 securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

Three Months Ended March 31,	2014	2013

Weighted average interest rate	5.48%	5.93%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2014 or December 31, 2013.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2013 Annual Report on Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•                  allowance for finance receivable losses;

•                  purchased credit impaired finance receivables;

•                  TDR finance receivables;

•                  push-down accounting; and

•                  fair value measurements.

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “—Critical Accounting Policies and Estimates - Allowance for Finance Receivable Losses” in Part II, Item 7 of our 2013 Annual Report on Form 10-K for further discussion of the models and assumptions used to assess the adequacy of the allowance for finance receivable losses.

There have been no significant changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2013.

Item 4. Controls and Procedures.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period. Based on their evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2013, described within the 2013 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of March 31, 2014.

We have developed a remediation plan for this material weakness, including enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over the initial and subsequent accounting for certain complex non-routine transactions. We are currently in the initial stages of implementation of this plan. When fully implemented and operating effectively, such enhancements are expected to remediate the material weakness described above. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2013 Annual Report on Form 10-K.

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

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	May 15, 2014	By	/s/ Minchung (Macrina) Kgil
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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss), (iv) Condensed Consolidated Statements of Shareholder’s Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*                 As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.