Form 10-Q
period 2014-06-30
SPRINGLEAF FINANCE CORP
filed 2014-08-11
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 11, 2014, there were 10,160,020 shares of the registrant’s common stock, $.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(dollars in thousands)	2014	2013

Assets

Cash and cash equivalents	$841,122	$374,835
Investment securities	630,595	555,614
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $1.9 billion in 2014 and $1.6 billion in 2013)	3,385,898	3,159,932
Real estate loans (includes loans of consolidated VIEs of $4.2 billion in 2014 and $5.6 billion in 2013)	6,250,304	7,885,016
Retail sales finance	68,426	98,911
Net finance receivables	9,704,628	11,143,859
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $170.7 million in 2014 and $153.1 million in 2013)	(366,496)	(332,195)
Net finance receivables, less allowance for finance receivable losses	9,338,132	10,811,664
Note receivable from parent	167,989	167,989
Restricted cash (includes restricted cash of consolidated VIEs of $310.7 million in 2014 and $345.9 million in 2013)	325,152	358,759
Other assets	375,788	463,176

Total assets	$11,678,778	$12,732,037

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $4.8 billion in 2014 and $5.2 billion in 2013)	$9,525,539	$10,640,728
Insurance claims and policyholder liabilities	412,492	394,168
Deferred and accrued taxes	86,012	145,534
Other liabilities	214,275	223,466
Total liabilities	10,238,318	11,403,896

Shareholder’s equity:
Common stock	5,080	5,080
Additional paid-in capital	433,159	422,015
Accumulated other comprehensive income	37,790	28,095
Retained earnings	964,431	872,951
Total shareholder’s equity	1,440,460	1,328,141

Total liabilities and shareholder’s equity	$11,678,778	$12,732,037

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(dollars in thousands)	June 30,	June 30,	June 30,	June 30,
Six Months Ended June 30,	2014	2013	2014	2013
		Revised		Revised

Interest income	$391,353	$407,846	$793,922	$816,363

Interest expense	171,797	214,285	353,543	444,591

Net interest income	219,556	193,561	440,379	371,772

Provision for finance receivable losses	74,246	64,384	181,258	158,615

Net interest income after provision for finance receivable losses	145,310	129,177	259,121	213,157

Other revenues:
Insurance	42,687	35,967	81,106	68,867
Investment	10,629	10,488	20,060	19,326
Net loss on repurchases and repayments of debt	—	(237)	(6,615)	(237)
Net gain on sales of real estate loans and related trust assets	34,800	—	89,986	—
Other	4,180	10,098	7,214	15,360
Total other revenues	92,296	56,316	191,751	103,316

Other expenses:
Operating expenses:
Salaries and benefits	81,277	75,640	163,463	153,538
Other operating expenses	51,573	49,962	102,006	98,924
Insurance losses and loss adjustment expenses	18,667	16,346	37,032	31,100
Total other expenses	151,517	141,948	302,501	283,562

Income before provision for income taxes	86,089	43,545	148,371	32,911

Provision for income taxes	32,811	16,398	56,891	13,048

Net income	$53,278	$27,147	$91,480	$19,863

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(dollars in thousands)	June 30,	June 30,	June 30,	June 30,
Six Months Ended June 30,	2014	2013	2014	2013
		Revised		Revised

Net income	$53,278	$27,147	$91,480	$19,863

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than- temporary impairments were taken	(42)	(95)	(349)	(118)
All other investment securities	9,212	(9,234)	19,326	(10,335)
Foreign currency translation adjustments	(367)	(20)	(494)	2,094

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than- temporary impairments were taken	15	33	122	41
All other investment securities	(3,228)	3,217	(6,767)	3,613
Other comprehensive income (loss), net of tax, before reclassification adjustments	5,590	(6,099)	11,838	(4,705)

Reclassification adjustments included in net income
Net realized gains on investment securities	(1,449)	(1,992)	(3,297)	(1,915)
Cash flow hedges	—	—	—	(160)

Income tax effect:
Net realized gains on investment securities	507	697	1,154	670
Cash flow hedges	—	—	—	56
Reclassification adjustments included in net income, net of tax	(942)	(1,295)	(2,143)	(1,349)
Other comprehensive income (loss), net of tax	4,648	(7,394)	9,695	(6,054)

Comprehensive income	$57,926	$19,753	$101,175	$13,809

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Shareholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2014	$5,080	$422,015	$28,095	$872,951	$1,328,141
Capital contribution from parent	—	10,500	—	—	10,500
Share-based compensation expense, net of forfeitures	—	644	—	—	644
Change in net unrealized gains:
Investment securities	—	—	10,189	—	10,189
Foreign currency translation adjustments	—	—	(494)	—	(494)
Net income	—	—	—	91,480	91,480
Balance, June 30, 2014	$5,080	$433,159	$37,790	$964,431	$1,440,460

Balance, January 1, 2013 - Revised	$5,080	$256,015	$25,896	$955,591	$1,242,582
Capital contribution from parent	—	10,500	—	—	10,500
Change in net unrealized losses:
Investment securities	—	—	(8,044)	—	(8,044)
Cash flow hedges	—	—	(104)	—	(104)
Foreign currency translation adjustments	—	—	2,094	—	2,094
Net income	—	—	—	19,863	19,863
Balance, June 30, 2013 - Revised	$5,080	$266,515	$19,842	$975,454	$1,266,891

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
Six Months Ended June 30,	2014	2013
		Revised

Cash flows from operating activities
Net income	$91,480	$19,863
Reconciling adjustments:
Provision for finance receivable losses	181,258	158,615
Depreciation and amortization	55,687	37,592
Deferred income tax benefit	(144,076)	(65,488)
Net gain on sales of real estate loans and related trust assets	(89,986)	—
Net loss on repurchases and repayments of debt	6,615	237
Share-based compensation expense, net of forfeitures	644	—
Other	(1,631)	(2,628)
Cash flows due to changes in:
Other assets and other liabilities	16,812	19,275
Insurance claims and policyholder liabilities	18,324	12,309
Taxes receivable and payable	103,962	20,958
Accrued interest and finance charges	(11,160)	(21,639)
Restricted cash	(4,840)	(3,072)
Other, net	14	(995)
Net cash provided by operating activities	223,103	175,027

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(1,170,717)	(1,080,819)
Principal collections on finance receivables	1,216,203	1,353,658
Sales and principal collections on finance receivables held for sale originated as held for investment	1,079,904	—
Available-for-sale investment securities purchased	(148,197)	(23,550)
Trading investment securities purchased	(15,122)	(982)
Available-for-sale investment securities called, sold, and matured	105,556	128,917
Trading investment securities called, sold, and matured	1,415	6,501
Change in notes receivable from parent and affiliate	—	(30,750)
Change in restricted cash	(5,493)	(109,025)
Proceeds from sale of real estate owned	40,505	68,224
Other, net	3,151	301
Net cash provided by investing activities	1,107,205	312,475

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	673,136	1,915,771
Repayment of long-term debt	(1,547,929)	(3,147,578)
Capital contributions from parent	10,500	10,500
Net cash used for financing activities	(864,293)	(1,221,307)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in thousands)
Six Months Ended June 30,	2014	2013
		Revised

Effect of exchange rate changes	272	(1,538)

Net change in cash and cash equivalents	466,287	(735,343)
Cash and cash equivalents at beginning of period	374,835	1,357,212
Cash and cash equivalents at end of period	$841,122	$621,869

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$33,035	$44,843
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	1,291,078	—

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

1.  Business and Summary of Significant Accounting Policies

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”).

Following a series of restructuring transactions completed on October 9, 2013, in connection with the initial public offering of common stock of Springleaf Holdings, Inc. (“SHI”), all of the common stock of SFI is owned by SHI. Therefore, all of SFC’s common stock is indirectly owned by SHI. On October 21, 2013, SHI completed the initial public offering of its common stock. At June 30, 2014, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 75% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and AIG Capital Corporation, a subsidiary of American International Group, Inc. (“AIG”).

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

In addition, during the first quarter of 2014, we identified that the disclosure of the allowance for finance receivable losses related to our securitized finance receivables at December 31, 2013, was previously incorrectly overstated by $26.8 million. The parenthetical disclosure of the allowance of consolidated variable interest entities (“VIEs”) as of December 31, 2013 on our condensed consolidated balance sheet and the related VIE disclosures in Notes 3 and 9 have been revised in this report to $153.1 million.

During the second quarter of 2014, we discovered that we incorrectly disclosed the carrying values at the date of sale of the real estate loans associated with the 2009-1 securitization and certain additional real estate loans sold on March 31, 2014. The affected carrying values have been corrected in Notes 1, 3, and 4 in this report as follows: (i) the carrying value of real estate loans associated with the 2009-1 securitization that were sold on March 31, 2014, was previously reported as $742.0 million but has been corrected to be $724.9 million and (ii) the carrying value of additional real estate loans sold on March 31, 2014, was previously reported as $93.3 million but has been corrected to be $89.9 million.

After evaluating the quantitative and qualitative aspects of these corrections (individually and in the aggregate), management has determined that our previously issued interim and annual consolidated financial statements were not materially misstated.

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

SIGNIFICANT 2014 TRANSACTIONS

Sale of 2010-1 Retained Certificates

On March 30, 2010, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $716.9 million of certificates backed by real estate loans of the American General Mortgage Loan Trust 2010-1 (the “2010-1 Trust”). We initially retained $285.8 million of the 2010-1 Trust’s subordinate mortgage-backed certificates (the “2010-1 Retained Certificates”).

On June 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future.

We completed the sale of the 2010-1 Retained Certificates on June 30, 2014, at which time, the real estate loans included in the transaction had a carrying value of $444.4 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

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

We completed the sale of the 2009-1 Retained Certificates on March 31, 2014, at which time, the real estate loans included in the transaction had a carrying value of $724.9 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

Sale of Real Estate Loans

On March 7, 2014, we entered into an agreement to sell, subject to certain closing conditions, certain performing and non-performing real estate loans. We completed this sale on March 31, 2014, at which time, the real estate loans included in the transaction had a carrying value of $89.9 million (after the basis adjustment for the related allowance for finance receivable losses). On March 1, 2014, these loans were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future.

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

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Troubled Debt Restructurings

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently evaluating whether the adoption of this ASU will have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which redefines when the disposal of a component of entity or a group of assets is required to be reported in discontinued operations. The ASU requires a reporting entity to report disposals of components of an entity or a group of assets in discontinued operations when the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, but can be early adopted.

Revenue from Contracts

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Many of our revenue sources are not within the scope of this new standard and we are currently evaluating whether the adoption of this ASU for those revenue sources that are in scope will have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

Share-based Payments

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which clarifies that performance targets within share-based payment awards that can be met after the requisite service period should be considered performance conditions that affect vesting. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating whether the adoption of this ASU will have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

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

2.  Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•                  Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans. At June 30, 2014, $1.5 billion of personal loans, or 45%, were secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 39%, were secured by consumer household goods or other items of personal property, and the remainder was unsecured.

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

Components of net finance receivables by type were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2014

Gross receivables*	$3,927,503	$6,217,707	$74,989	$10,220,199
Unearned finance charges and points and fees	(631,729)	(507)	(7,148)	(639,384)
Accrued finance charges	49,889	32,860	585	83,334
Deferred origination costs	40,235	244	—	40,479
Total	$3,385,898	$6,250,304	$68,426	$9,704,628

December 31, 2013

Gross receivables*	$3,632,462	$7,843,787	$108,457	$11,584,706
Unearned finance charges and points and fees	(559,902)	(1,208)	(10,444)	(571,554)
Accrued finance charges	48,008	42,163	898	91,069
Deferred origination costs	39,364	274	—	39,638
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

*                 Gross receivables are defined below:

•                  finance receivables purchased as a performing receivable — gross finance receivables equal the unpaid principal balance (“UPB”) for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its fair value;

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

Included in the table above are personal loans totaling $1.9 billion at June 30, 2014 and $1.6 billion at December 31, 2013 and real estate loans totaling $4.2 billion at June 30, 2014 and $5.6 billion at December 31, 2013 associated with securitizations that remain on our balance sheet. The carrying amount of consolidated long-term debt associated with securitizations totaled $4.8 billion at June 30, 2014 and $5.2 billion at December 31, 2013. See Note 9 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $1.0 billion at December 31, 2013, which were pledged as collateral for our secured term loan that we fully repaid in March 2014. See Note 8 for further discussion of the repayment of our secured term loan.

Unused lines of credit extended to customers by the Company were as follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Personal loans	$1,445	$4,996
Real estate loans	29,759	32,338
Total	$31,204	$37,334

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

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.2 million of revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at June 30, 2014, compared to $0.4 million at December 31, 2013. Our personal and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type and by days delinquent:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2014

Net finance receivables:
60-89 days past due	$28,204	$86,695	$705	$115,604
90-119 days past due	20,614	64,889	623	86,126
120-149 days past due	16,237	47,314	500	64,051
150-179 days past due	14,088	34,325	380	48,793
180 days or more past due	1,493	312,604	87	314,184
Total delinquent finance receivables	80,636	545,827	2,295	628,758
Current	3,255,401	5,537,586	64,425	8,857,412
30-59 days past due	49,861	166,891	1,706	218,458
Total	$3,385,898	$6,250,304	$68,426	$9,704,628

December 31, 2013

Net finance receivables:
60-89 days past due	$28,297	$96,778	$1,290	$126,365
90-119 days past due	22,648	67,966	1,017	91,631
120-149 days past due	18,662	54,882	757	74,301
150-179 days past due	14,618	45,040	740	60,398
180 days or more past due	934	353,003	173	354,110
Total delinquent finance receivables	85,159	617,669	3,977	706,805
Current	3,027,460	7,092,107	92,093	10,211,660
30-59 days past due	47,313	175,240	2,841	225,394
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2014

Performing	$3,333,466	$5,791,172	$66,836	$9,191,474
Nonperforming	52,432	459,132	1,590	513,154
Total	$3,385,898	$6,250,304	$68,426	$9,704,628

December 31, 2013

Performing	$3,103,070	$7,364,125	$96,224	$10,563,419
Nonperforming	56,862	520,891	2,687	580,440
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

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

Information regarding these purchased credit impaired finance receivables was as follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Carrying amount, net of allowance	$1,059,625	$1,250,621

Outstanding balance	$1,508,417	$1,782,271

Allowance for purchased credit impaired finance receivable losses	$61,984	$57,261

The allowance for purchased credit impaired finance receivable losses at June 30, 2014 and December 31, 2013, reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Balance at beginning of period	$675,987	$584,920	$766,927	$624,879
Accretion	(26,383)	(32,164)	(55,215)	(64,995)
Reclassifications from nonaccretable difference (a)	—	300,588	—	300,588
Transfers due to finance receivables sold	(21,007)	—	(77,638)	—
Disposals (b)	(5,641)	(9,326)	(11,118)	(16,454)
Balance at end of period	$622,956	$844,018	$622,956	$844,018

(a)         Reclassifications from nonaccretable difference for the three and six months ended June 30, 2013 represent the increases in accretion resulting from higher estimated undiscounted cash flows.

(b)         Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged-off during the period.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding troubled debt restructured (“TDR”) finance receivables was as follows:

Real Estate
(dollars in thousands)	Loans

June 30, 2014

TDR gross finance receivables *	$1,337,842
TDR net finance receivables	$1,343,084
Allowance for TDR finance receivable losses	$194,993

December 31, 2013

TDR gross finance receivables *	$1,366,346
TDR net finance receivables	$1,371,321
Allowance for TDR finance receivable losses	$177,011

*                 As defined earlier in this Note.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013
		Revised		Revised

Real Estate Loans

TDR average net receivables	$1,378,391	$1,058,883	$1,395,599	$982,069
TDR finance charges recognized	$16,907	$14,040	$34,500	$28,950

Information regarding the new volume of the TDR finance receivables was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013
		Revised		Revised

Real Estate Loans

Number of TDR accounts	899	2,253	1,887	4,301
Pre-modification TDR net finance receivables	$78,588	$154,191	$180,959	$318,307
Post-modification TDR net finance receivables	$76,103	$161,327	$169,464	$332,894

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause TDR finance receivables to be considered nonperforming were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013
		Revised		Revised

Real Estate Loans

Number of TDR accounts	205	203	434	427
TDR net finance receivables*	$13,174	$15,711	$28,677	$33,961

*                 Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

3.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

	Personal	Real	Retail	Consolidated
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

Three Months Ended June 30, 2014

Balance at beginning of period	$101,787	$259,826	$2,690	$364,303
Provision for finance receivable losses (a)	45,751	28,667	(172)	74,246
Charge-offs	(47,113)	(26,308)	(1,506)	(74,927)
Recoveries	5,824	1,307	338	7,469
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (b)	—	(4,595)	—	(4,595)
Balance at end of period	$106,249	$258,897	$1,350	$366,496

Three Months Ended June 30, 2013 - Revised

Balance at beginning of period	$57,920	$150,990	$1,650	$210,560
Provision for finance receivable losses (a)	(424)	71,275	(6,467)	64,384
Charge-offs	(30,865)	(53,635)	(1,979)	(86,479)
Recoveries (c)	33,619	11,828	7,716	53,163
Balance at end of period	$60,250	$180,458	$920	$241,628

Six Months Ended June 30, 2014

Balance at beginning of period	$94,323	$236,032	$1,840	$332,195
Provision for finance receivable losses (a)	92,644	86,620	1,994	181,258
Charge-offs	(91,220)	(53,898)	(3,111)	(148,229)
Recoveries (d)	10,502	4,822	627	15,951
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (b)	—	(14,679)	—	(14,679)
Balance at end of period	$106,249	$258,897	$1,350	$366,496

Six Months Ended June 30, 2013 - Revised

Balance at beginning of period	$66,580	$113,861	$2,260	$182,701
Provision for finance receivable losses (a)	24,597	140,095	(6,077)	158,615
Charge-offs (e)	(73,634)	(87,762)	(5,306)	(166,702)
Recoveries (c)	42,707	14,264	10,043	67,014
Balance at end of period	$60,250	$180,458	$920	$241,628

(a)         Components of provision for finance receivable losses on our real estate loans were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013
		Revised		Revised

Real estate loans

Provision for finance receivable losses
Non-credit impaired finance receivables	$12,907	$25,424	$25,813	$44,975
Purchased credit impaired finance receivables	5,592	17,279	25,583	39,301
TDR finance receivables	10,168	28,572	35,224	55,819
Total	$28,667	$71,275	$86,620	$140,095

(b)         During the three and six months ended June 30, 2014, we reduced the carrying value of certain real estate loans to $451.2 million and $1.3 billion, respectively, as a result of the transfers of these loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(c)          Recoveries during the three and six months ended June 30, 2013 included $41.2 million ($25.4 million of personal loan recoveries, $9.9 million of real estate loan recoveries, and $5.9 million of retail sales finance recoveries) resulting from a sale of previously charged-off finance receivables in June 2013.

(d)         Recoveries during the six months ended June 30, 2014 included $2.2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks.

(e)          Effective March 31, 2013, we charge off to the allowance for finance receivable losses personal loans that are 180 days past due. Previously, we charged-off to the allowance for finance receivable losses personal loans on which payments received in the prior six months totaled less than 5% of the original loan amount. As a result of this change, we recorded $13.3 million of additional charge-offs in March 2013.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $170.7 million at June 30, 2014 and $153.1 million at December 31, 2013. See Note 9 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Real estate loans

Charged off against provision for finance receivable losses:
Purchased credit impaired finance receivables *	$6,506	$11,778	$12,932	$21,628

*                 Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2014

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$106,249	$1,920	$1,350	$109,519
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	61,984	—	61,984
Individually evaluated for impairment (TDR finance receivables)	—	194,993	—	194,993
Total	$106,249	$258,897	$1,350	$366,496

Finance receivables:
Collectively evaluated for impairment	$3,385,898	$3,785,611	$68,426	$7,239,935
Purchased credit impaired finance receivables	—	1,121,609	—	1,121,609
TDR finance receivables	—	1,343,084	—	1,343,084
Total	$3,385,898	$6,250,304	$68,426	$9,704,628

December 31, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$94,323	$1,760	$1,840	$97,923
Purchased credit impaired finance receivables	—	57,261	—	57,261
TDR finance receivables	—	177,011	—	177,011
Total	$94,323	$236,032	$1,840	$332,195

Finance receivables:
Collectively evaluated for impairment	$3,159,932	$5,205,813	$98,911	$8,464,656
Purchased credit impaired finance receivables	—	1,307,882	—	1,307,882
TDR finance receivables	—	1,371,321	—	1,371,321
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

4.  Finance Receivables Held for Sale

As discussed in Note 1, on June 1, 2014, we transferred real estate loans with a carrying value of $451.2 million from finance receivables held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On June 30, 2014, we sold finance receivables held for sale with a carrying value of $444.4 million and related trust assets and recorded a net gain at the time of sale of $34.8 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

As also discussed in Note 1, on March 1, 2014, we transferred real estate loans with a carrying value of $825.2 million from finance receivables held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On March 31, 2014, we sold finance receivables held for sale with a carrying value of $814.8 million and related trust assets and recorded a net gain at the time of sale of $55.2 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

We did not have any transfer activity between finance receivables held for investment to finance receivables held for sale during the first half of 2013.

LOAN REPURCHASES

We repurchased five loans for $0.9 million during the three and six months ended June 30, 2014. We repurchased two loans for $0.2 million during the three months ended June 30, 2013 and 17 loans for $2.5 million during the six months ended June 30, 2013. In each period, we repurchased the loans that were previously sold to HSBC Finance Corporation (“HSBC”) because these loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At June 30, 2014, there were no unresolved recourse requests.

The activity in our reserve for sales recourse obligations to HSBC was as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Balance at beginning of period	$4,702	$4,799	$4,702	$4,863
Provision for recourse obligations	163	—	163	322
Recourse losses	(141)	(33)	(141)	(419)
Balance at end of period	$4,724	$4,766	$4,724	$4,766

As of June 30, 2014, we have not established a reserve for sales recourse obligations related to the sales of real estate loans with a total carrying value of $1.3 billion during the first half of 2014, as we had no repurchase activity associated with these sales.

5.  Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2014

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$51,723	$3,202	$(51)	$54,874
Obligations of states, municipalities, and political subdivisions	111,890	2,810	(57)	114,643
Corporate debt	252,351	13,815	(595)	265,571
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	63,015	2,697	(103)	65,609
Commercial mortgage-backed securities (“CMBS”)	40,803	628	(58)	41,373
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	11,855	41	—	11,896
Total	531,637	23,193	(864)	553,966
Preferred stock	7,163	108	—	7,271
Other long-term investments*	1,305	16	(67)	1,254
Common stocks	850	—	—	850
Total	$540,955	$23,317	$(931)	$563,341

December 31, 2013

Fixed maturity available-for-sale securities: Bonds:
U.S. government and government sponsored entities	$58,748	$565	$(680)	$58,633
Obligations of states, municipalities, and political subdivisions	101,118	1,703	(76)	102,745
Corporate debt	233,977	6,126	(2,187)	237,916
Mortgage-backed, asset-backed, and collateralized:
RMBS	81,259	1,923	(559)	82,623
CMBS	7,487	76	(16)	7,547
CDO/ABS	3,981	19	(24)	3,976
Total	486,570	10,412	(3,542)	493,440
Preferred stock	7,844	—	(39)	7,805
Other long-term investments*	1,394	—	(125)	1,269
Common stocks	850	—	—	850
Total	$496,658	$10,412	$(3,706)	$503,364

*                 Excludes interest in a limited partnership that we account for using the equity method ($0.5 million at June 30, 2014 and $0.6 million at December 31, 2013).

As of June 30, 2014 and December 31, 2013, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2014

Bonds:
U.S. government and government sponsored entities	$—	$—	$13,523	$(51)	$13,523	$(51)
Obligations of states, municipalities, and political subdivisions	9,662	(35)	1,068	(22)	10,730	(57)
Corporate debt	—	—	16,658	(595)	16,658	(595)
RMBS	1,268	(65)	2,795	(38)	4,063	(103)
CMBS	13,321	(58)	—	—	13,321	(58)
Total	24,251	(158)	34,044	(706)	58,295	(864)
Other long-term investments	—	—	44	(67)	44	(67)
Total	$24,251	$(158)	$34,088	$(773)	$58,339	$(931)

December 31, 2013

Bonds:
U.S. government and government sponsored entities	$44,314	$(680)	$—	$—	$44,314	$(680)
Obligations of states, municipalities, and political subdivisions	14,220	(76)	—	—	14,220	(76)
Corporate debt	65,809	(1,535)	11,772	(652)	77,581	(2,187)
RMBS	18,288	(559)	—	—	18,288	(559)
CMBS	2,993	(16)	—	—	2,993	(16)
CDO/ABS	2,658	(24)	—	—	2,658	(24)
Total	148,282	(2,890)	11,772	(652)	160,054	(3,542)
Preferred stock	7,805	(39)	—	—	7,805	(39)
Other long-term investments	1,269	(125)	—	—	1,269	(125)
Total	$157,356	$(3,054)	$11,772	$(652)	$169,128	$(3,706)

We continue to monitor unrealized loss positions for potential impairments. During the six months ended June 30, 2014, we did not recognize any other-than-temporary impairment credit loss write-downs to investment revenues. During the six months ended June 30, 2013, we recognized other-than-temporary impairment credit loss write-downs to investment revenues on RMBS totaling $26 thousand.

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Balance at beginning of period	$1,318	$1,676	$1,523	$1,650
Additions:
Due to other-than-temporary impairments:
Impairment previously recognized	—	—	—	26
Reductions:
Realized due to dispositions with no prior intention to sell	—	(153)	(205)	(153)
Balance at end of period	$1,318	$1,523	$1,318	$1,523

The fair values of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013
		Revised		Revised

Fair value	$47,605	$64,826	$98,424	$99,032

Realized gains	$607	$1,993	$2,591	$2,112
Realized losses	(91)	(1)	(242)	(171)
Net realized gains	$516	$1,992	$2,349	$1,941

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2014 were as follows:

(dollars in thousands)	Fair	Amortized
June 30, 2014	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$14,612	$14,459
Due after 1 year through 5 years	151,226	147,417
Due after 5 years through 10 years	120,206	116,823
Due after 10 years	149,044	137,265
Mortgage-backed securities	118,878	115,673
Total	$553,966	$531,637

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

TRADING SECURITIES

The fair value of trading securities by type was as follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Fixed maturity trading securities:
Bonds:
Corporate debt	$1,761	$1,837
Mortgage-backed, asset-backed, and collateralized:
RMBS	9,730	10,671
CMBS	46,155	29,897
CDO/ABS	9,078	9,249
Total	$66,724	$51,654

The net unrealized and realized gains (losses) on our trading securities were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013
		Revised		Revised

Net unrealized gains (losses) on trading securities held at period end	$918	$(1,168)	$918	$(209)
Net realized gains on trading securities sold or redeemed	15	63	30	111
Total	$933	$(1,105)	$948	$(98)

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

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Subservicing fees	$1,693	$2,052	$3,701	$4,424
Refinancing concessions	$—	$12	$—	$265

As a result of the sale of the real estate loans associated with the 2010-1 securitization, which were serviced by Nationstar, our exposure to these affiliated services is reduced.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $44.9 million at June 30, 2014 and $45.6 million at December 31, 2013.

SALE OF 2009-1 RETAINED CERTIFICATES

In February 2014, Third Street Funding LLC, an affiliate of SFC and the owner of the 2009-1 Retained Certificates, offered the Certificates for sale in a competitive auction. On March 6, 2014, Merrill Lynch, Pierce, Fenner and Smith Incorporated (“MLPFS”) was declared the winning bidder and we entered into an agreement to sell, subject to certain closing conditions, all of our interest in the 2009-1 Retained Certificates to MLPFS for a price of $738.0 million. Concurrently, New Residential Investment Corp. and MLPFS entered into an agreement pursuant to which New Residential Investment Corp. agreed to purchase approximately 75% of the 2009-1 Retained Certificates. As of June 30, 2014, New Residential Investment Corp. was managed by an affiliate of Fortress. See Note 1 for further information on this sale.

7.  Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SFC’s note receivable from parent is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2014 and does not expect to demand payment from SFI in 2014. The note receivable from parent totaled $168.0 million at June 30, 2014 and December 31, 2013. Interest receivable on this note totaled $0.4 million and $0.5 million at June 30, 2014 and December 31, 2013, respectively. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on the note receivable from SFI totaled $1.4 million and $2.7 million for the three and six months ended June 30, 2014, respectively, compared to $5.7 million and $10.0 million for the three and six months ended June 30, 2013, respectively.

Receivables from Parent and Affiliates

At June 30, 2014 and December 31, 2013, receivables from our parent and affiliates totaled $24.4 million and $39.4 million, respectively, primarily due to a receivable from Second Street Funding Corporation, a subsidiary of SFI, for income taxes payable under current and prior tax sharing agreements, which were paid by SFC. In addition, Cash Services, Inc. (“CSI”), a subsidiary of SFC, had a receivable related to cash payments due from SpringCastle Holdings, LLC of $3.5 million at June 30, 2014 and $16.4 million at December 31, 2013. The receivables from our parent and affiliates also include interest receivable on SFC’s note receivable from SFI discussed above.

Intercompany Demand Note

Pursuant to an intercompany demand note dated July 26, 2013 between SFC and SFI, SFI may borrow up to $50.0 million from SFC. The note is payable in full on December 14, 2014, and is prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance is 7.00%. SFI expects to use advances under the note, if any, for general corporate purposes. At June 30, 2014 and December 31, 2013, SFI had not drawn any funds under this note.

Payable to Parent

At June 30, 2014 and December 31, 2013, payable to parent totaled $19.1 million and $22.0 million, respectively, primarily due to payments made by SFI for the benefit of SFC.

Payable to SpringCastle Holdings, LLC

CSI collects cash payments for all entities. At June 30, 2014 and December 31, 2013, CSI’s payable to SpringCastle Holdings, LLC totaled $8.1 million and $6.8 million, respectively.

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

DERIVATIVES

During the three and six months ended June 30, 2013, SFC paid SFI $1.0 million and $2.0 million, respectively, of collateral and guarantee fees relating to $40.0 million cash collateral posted by SFI as security for SFC’s remaining Euro swap position with AIGFP. On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement and AIGFP returned the cash collateral of $40.0 million to SFI.

INTERCOMPANY AGREEMENTS

On December 24, 2012, Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, entered into the following intercompany agreements with Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”):

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three and six months ended June 30, 2014, SFMC recorded $49.9 million and $95.3 million, respectively, of service fee expenses, which are included in other operating expenses, compared to $34.1 million and $66.9 million for the three and six months ended June 30, 2013, respectively. Services fees payable to SGSC totaled $9.8 million at June 30, 2014 and $9.4 million at December 31, 2013.

License Agreement

The agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three and six months ended June 30, 2014, SFMC recorded $1.3 million and $2.6 million, respectively, of license fees, which are included as a contra expense to other operating expenses, compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2013, respectively.

Building Lease

The agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $3.7 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three and six months ended June 30, 2014, SFMC recorded $0.9 million and $1.8 million, respectively, of rent charged to SGSC, which is included as a contra expense to other operating expenses, compared to $0.9 million and $1.9 million for the three and six months ended June 30, 2013, respectively.

8.  Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at June 30, 2014 were as follows:

		Medium		Junior
	Retail	Term		Subordinated
(dollars in thousands)	Notes	Notes	Securitizations	Debt	Total

Interest rates (a)	5.55%-7.50%	5.40%-8.25%	1.27%-6.00%	6.00%

Third quarter 2014	$8,529	$—	$—	$—	$8,529
Fourth quarter 2014	335,486	—	—		335,486
First quarter 2015	16,575	—	—	—	16,575
Second quarter 2015	7,092	—	—	—	7,092
Remainder of 2015	23,544	750,000	—	—	773,544
2016	—	375,000	—	—	375,000
2017	—	2,360,837	—	—	2,360,837
2018	—	—	—	—	—
2019-2067	—	1,250,000	—	350,000	1,600,000
Securitizations (b)	—	—	4,771,052	—	4,771,052
Total principal maturities	$391,226	$4,735,837	$4,771,052	$350,000	$10,248,115

Total carrying amount (c)	$383,380	$4,220,066	$4,750,489	$171,604	$9,525,539

(a)         The interest rates shown are the range of contractual rates in effect at June 30, 2014.

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

GUARANTY AGREEMENTS

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payment of principal of, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2014, approximately $5.1 billion aggregate principal amount of senior notes, including $3.9 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350.0 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

9.  Variable Interest Entities

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for securitization transactions. Since these transactions involve securitization trusts required to be consolidated, the securitized assets and related liabilities are included in our condensed consolidated financial statements and are accounted for as secured borrowings. As a result of the sales of the 2010-1 and 2009-1 retained certificates, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt.

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

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Assets
Finance receivables:
Personal loans	$1,852,218	$1,572,070
Real estate loans	4,155,858	5,595,150
Allowance for finance receivable losses	170,708	153,084
Restricted cash	310,699	345,906

Liabilities
Long-term debt	$4,750,489	$5,160,227

2014 Consumer Loan Securitizations

Whitford Brook 2014-VFN1 Securitization. On June 26, 2014, we established a private securitization facility in which Whitford Brook Funding Trust 2014-VFN1 (the “Whitford Brook 2014-VFN1 Trust”), a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC. The notes will be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down to the required minimum balance of $100 million and then redrawn. Following the three-year funding period, the principal amount of the notes will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2018, unless an option to prepay is elected between July 2017 and July 2018. At June 30, 2014, the required minimum balance of $100 million was drawn under the notes.

2014-A Securitization. On March 26, 2014, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $559.3 million of notes backed by personal loans held by Springleaf Funding Trust 2014-A (the “2014-A Trust”), at a 2.62% weighted average yield. We sold the asset-backed notes for $559.2 million, after the price discount but before expenses and a $6.4 million interest reserve requirement. We initially retained $32.9 million of the 2014-A Trust’s subordinate asset-backed notes.

Sales of Previously Retained Notes

As discussed in Note 1, the Company’s remaining beneficial interests in the 2010-1 Trust and 2009-1 Trust were sold through an unaffiliated initial purchaser on June 30, 2014 and March 31, 2014, respectively. As a result of these sales, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

During the second quarter of 2013, we sold the following previously retained mortgage-backed notes:

	Previously
	Retained	Additional
	Notes	Debt
(dollars in thousands)	Issued	Recorded

Mortgage Securitizations
SLFMT 2012-2	$20,000	$20,675
SLFMT 2012-3	7,500	7,753

Renewal of Midbrook 2013-VFN1 Securitization

On September 26, 2013, we established a private securitization facility in which Midbrook Funding Trust 2013-VFN1 (the “Midbrook 2013-VFN1 Trust”), a wholly owned special purpose vehicle, could issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but could be funded from time to time over a one-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes could also be paid down in whole or in part and then redrawn. Following the one-year funding period, the principal amount of the notes, if any, would amortize and would be due and payable in full in October 2017.

On June 13, 2014, we amended the note purchase agreement with Midbrook 2013-VFN1 Trust to extend the one-year funding period to a two-year funding period. Following the two-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2019. The maximum principal balance of variable funding notes that can be issued remained at $300 million. No amounts were funded at closing.

Repayment of 2013-BAC Trust Notes

On September 25, 2013, we completed a private securitization transaction in which Springleaf Funding Trust 2013-BAC, a wholly owned special purpose vehicle, issued $500 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. On March 27, 2014, we repaid the entire $231.3 million outstanding principal balance of the notes, plus accrued and unpaid interest.

VIE Interest Expense

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs for the three and six months ended June 30, 2014 totaled $43.2 million and $86.3 million, respectively, compared to $33.3 million and $61.9 million for the three and six months ended June 30, 2013, respectively.

UNCONSOLIDATED VIE

As a result of the sales of the 2010-1 and 2009-1 retained certificates on June 30, 2014 and March 31, 2014, respectively, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt. The total carrying value of the real estate loans as of the sale dates were $1.2 billion. We have certain representations and warranties associated with these sales that may expose us to future losses. As of June 30, 2014, we have not established a reserve for sales recourse obligations related to these sales, as we had no repurchase activity. However, we will continue to monitor any repurchase activity in the future and establish a reserve accordingly.

10.  Derivative Financial Instruments

During the three and six months ended June 30, 2014, SFC did not have any derivative activity. However, SFC has used derivative financial instruments in managing the cost of its debt and its return on finance receivables held for sale, but was neither a dealer nor a trader in derivative financial instruments.

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

For the three and six months ended June 30, 2013, we recognized $0.2 million and $4.4 million, respectively, of net losses on SFC’s non-designated hedging instruments in other revenues — other.

Derivative adjustments included in other revenues — other consisted of the following:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(dollars in thousands)	2013	2013

Mark to market gains (losses)	$2,371	$(14,504)
Net interest income	3,862	7,460
Credit valuation adjustment gains (losses)	(1)	39
Total	$6,232	$(7,005)

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

11.  Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income were as follows:

					Total
					Accumulated
	Unrealized	Unrealized	Retirement	Foreign	Other
	Gains (Losses)	Gains (Losses)	Plan	Currency	Comprehensive
	Investment	Cash Flow	Liabilities	Translation	Income
(dollars in thousands)	Securities	Hedges	Adjustments	Adjustments	(Loss)

Three Months Ended June 30, 2014

Balance at beginning of period	$9,536	$—	$20,153	$3,453	$33,142
Other comprehensive income (loss) before reclassifications	5,957	—	—	(367)	5,590
Reclassification adjustments from accumulated other comprehensive income	(942)	—	—	—	(942)
Balance at end of period	$14,551	$—	$20,153	$3,086	$37,790

Three Months Ended June 30, 2013 - Revised

Balance at beginning of period	$12,875	$—	$8,120	$6,241	$27,236
Other comprehensive income (loss) before reclassifications	(6,079)	—	—	(20)	(6,099)
Reclassification adjustments from accumulated other comprehensive income	(1,295)	—	—	—	(1,295)
Balance at end of period	$5,501	$—	$8,120	$6,221	$19,842

Six Months Ended June 30, 2014

Balance at beginning of period	$4,362	$—	$20,153	$3,580	$28,095
Other comprehensive income (loss) before reclassifications	12,332	—	—	(494)	11,838
Reclassification adjustments from accumulated other comprehensive income	(2,143)	—	—	—	(2,143)
Balance at end of period	$14,551	$—	$20,153	$3,086	$37,790

Six Months Ended June 30, 2013 - Revised

Balance at beginning of period	$13,545	$104	$8,120	$4,127	$25,896
Other comprehensive income (loss) before reclassifications	(6,799)	—	—	2,094	(4,705)
Reclassification adjustments from accumulated other comprehensive income	(1,245)	(104)	—	—	(1,349)
Balance at end of period	$5,501	$—	$8,120	$6,221	$19,842

Reclassification adjustments from accumulated other comprehensive income to the applicable line item on our condensed consolidated statements of operations were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013
		Revised		Revised

Unrealized gains on investment securites:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$1,449	$1,992	$3,297	$1,915
Income tax effect	(507)	(697)	(1,154)	(670)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	942	1,295	2,143	1,245

Unrealized gains on cash flow hedges:
Reclassification from accumulated other comprehensive income (loss) to interest expense, before taxes	—	—	—	160
Income tax effect	—	—	—	(56)
Reclassification from accumulated other comprehensive income (loss) to interest expense and other revenues, net of taxes	—	—	—	104
Total	$942	$1,295	$2,143	$1,349

12.  Income Taxes

At June 30, 2014, we had a net deferred tax liability of $3.3 million, compared to $141.9 million at December 31, 2013. The decrease in the net deferred tax liability was primarily due to the deconsolidation of the 2010-1 and 2009-1 securitizations during the first half of 2014. We have a valuation allowance on our gross state deferred tax assets, net of a deferred federal tax benefit of $25.8 million, at June 30, 2014 compared to $23.8 million at December 31, 2013. We also had a valuation allowance against our United Kingdom and Puerto Rico operations of $21.9 million at June 30, 2014 and $21.4 million at December 31, 2013. The impact to our uncertain tax positions was immaterial.

The effective tax rate for the six months ended June 30, 2014 was 38.3% compared to 39.6% for the same period in 2013. The effective tax rate for the six months ended June 30, 2014 differed from the federal statutory rate primarily due to the effect of our state income taxes, which increased the effective tax rate by 2.1%. The effective tax rate for the six months ended June 30, 2013 differed from the federal statutory rate primarily due to the effect of the state income taxes.

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

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $24.2 million at June 30, 2014 and $33.5 million at December 31, 2013.

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

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Pension

Components of net periodic benefit cost:
Interest cost	$3,818	$3,589	$7,636	$7,179
Expected return on assets	(4,110)	(3,874)	(8,219)	(7,748)
Amortization of net loss	1	12	2	24
Net periodic benefit cost	$(291)	$(273)	$(581)	$(545)

Postretirement

Components of net periodic benefit cost:
Service cost	$22	$81	$44	$162
Interest cost	26	64	52	128
Amortization of net gain	(67)	—	(134)	—
Net periodic benefit cost	$(19)	$145	$(38)	$290

15.  Share-Based Compensation

Total share-based compensation expense, net of forfeitures, for all stock-based awards and amounts allocated under our intercompany service agreements was $1.7 million and $3.1 million during the three and six months ended June 30, 2014, respectively. We did not record any share-based compensation expense during the three and six months ended June 30, 2013.

16.  Segment Information

Our segments coincide with how our businesses are managed. At June 30, 2014, our three segments include: Consumer, Insurance, and Real Estate.

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

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Effective June 1, 2014, we also report (on a prospective basis) certain real estate loans with equity capacity in Other. These short equity loans, which have liquidated down to an immaterial level, were previously included in our Core Consumer Operations. At June 1, 2014, the transfer date, these loans totaled $16.3 million.

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

•                  the reversal of the remaining unaccreted push-down accounting basis for net finance receivables, less allowance for finance receivable losses established at the date of the Fortress Acquisition on finance receivables held for sale that we sold; and

•                  the difference in the fair value of long-term debt based upon the differences between historical accounting basis where certain long-term debt components are marked-to-market on a recurring basis, and push-down accounting basis where long-term debt is no longer marked-to-market on a recurring basis.

The following tables present information about the Company’s segments as well as reconciliations to the condensed consolidated financial statement amounts.

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

For the Three Months Ended June 30, 2014

Interest income	$219,374	$—	$134,961	$4,312	$32,706	$391,353
Interest expense	40,572	—	94,142	1,827	35,256	171,797
Net interest income (loss)	178,802	—	40,819	2,485	(2,550)	219,556
Provision for finance receivable losses	47,408	—	20,615	4,302	1,921	74,246
Net interest income (loss) after provision for finance receivable losses	131,394	—	20,204	(1,817)	(4,471)	145,310
Other revenues:
Insurance	—	42,655	—	33	(1)	42,687
Investment	—	11,663	—	—	(1,034)	10,629
Intersegment - insurance commissions	19,612	(19,767)	153	2	—	—
Net gain (loss) on sales of real estate loans and related trust assets *	—	—	(22,819)	—	57,619	34,800
Other	542	2,034	272	1,332	—	4,180
Total other revenues	20,154	36,585	(22,394)	1,367	56,584	92,296
Other expenses:
Operating expenses:
Salaries and benefits	63,721	5,156	8,847	3,596	(43)	81,277
Other operating expenses	33,703	3,610	11,243	2,066	951	51,573
Insurance losses and loss adjustment expenses	—	18,861	—	—	(194)	18,667
Total other expenses	97,424	27,627	20,090	5,662	714	151,517
Income (loss) before provision for income taxes	$54,124	$8,958	$(22,280)	$(6,112)	$51,399	$86,089

*                 For purposes of our segment reporting presentation, we have combined the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sale of these loans.

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

For the Three Months Ended June 30, 2013 - Revised

Interest income	$170,538	$—	$175,618	$12,286	$49,404	$407,846
Interest expense	36,188	—	139,525	4,009	34,563	214,285
Net interest income	134,350	—	36,093	8,277	14,841	193,561
Provision for finance receivable losses	(5,946)	—	64,805	(6,741)	12,266	64,384
Net interest income (loss) after provision for finance receivable losses	140,296	—	(28,712)	15,018	2,575	129,177
Other revenues:
Insurance	—	35,956	—	20	(9)	35,967
Investment	—	13,094	—	—	(2,606)	10,488
Intersegment - insurance commissions	17,367	(17,369)	30	(28)	—	—
Net gain (loss) on repurchases and repayments of debt	(1,500)	—	(19,600)	(271)	21,134	(237)
Net gain (loss) on fair value adjustments on debt	—	—	18,247	—	(18,247)	—
Other	341	2,578	1,570	5,497	112	10,098
Total other revenues	16,208	34,259	247	5,218	384	56,316
Other expenses:
Operating expenses:
Salaries and benefits	60,600	3,997	6,493	4,604	(54)	75,640
Other operating expenses	29,630	2,741	13,913	2,519	1,159	49,962
Insurance losses and loss adjustment expenses	—	16,556	—	—	(210)	16,346
Total other expenses	90,230	23,294	20,406	7,123	895	141,948
Income (loss) before provision for income taxes	$66,274	$10,965	$(48,871)	$13,113	$2,064	$43,545

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

At or for the Six Months Ended June 30, 2014

Interest income	$428,320	$—	$288,206	$9,416	$67,980	$793,922
Interest expense	81,194	—	204,490	3,975	63,884	353,543
Net interest income	347,126	—	83,716	5,441	4,096	440,379
Provision for finance receivable losses	92,340	—	81,989	5,266	1,663	181,258
Net interest income after provision for finance receivable losses	254,786	—	1,727	175	2,433	259,121
Other revenues:
Insurance	—	81,039	—	71	(4)	81,106
Investment	—	21,930	—	—	(1,870)	20,060
Intersegment - insurance commissions	31,901	(32,114)	223	(10)	—	—
Net gain (loss) on repurchases and repayments of debt	(1,426)	—	(10,025)	(48)	4,884	(6,615)
Net gain (loss) on fair value adjustments on debt	—	—	8,298	—	(8,298)	—
Net gain (loss) on sales of real estate loans and related trust assets *	—	—	(84,995)	—	174,981	89,986
Other	1,122	3,675	(907)	3,324	—	7,214
Total other revenues	31,597	74,530	(87,406)	3,337	169,693	191,751
Other expenses:
Operating expenses:
Salaries and benefits	129,200	9,710	17,373	7,267	(87)	163,463
Other operating expenses	65,280	6,835	24,198	3,747	1,946	102,006
Insurance losses and loss adjustment expenses	—	37,472	—	—	(440)	37,032
Total other expenses	194,480	54,017	41,571	11,014	1,419	302,501
Income (loss) before provision for income taxes	$91,903	$20,513	$(127,250)	$(7,502)	$170,707	$148,371

Assets	$3,363,345	$1,020,249	$6,524,379	$1,116,849	$(346,044)	$11,678,778

*                 For purposes of our segment reporting presentation, we have combined the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

At or for the Six Months Ended June 30, 2013 - Revised

Interest income	$331,021	$—	$360,574	$27,630	$97,138	$816,363
Interest expense	73,139	—	292,213	8,869	70,370	444,591
Net interest income	257,882	—	68,361	18,761	26,768	371,772
Provision for finance receivable losses	14,015	—	137,053	(5,748)	13,295	158,615
Net interest income (loss) after provision for finance receivable losses	243,867	—	(68,692)	24,509	13,473	213,157
Other revenues:
Insurance	—	68,848	—	40	(21)	68,867
Investment	—	23,479	—	—	(4,153)	19,326
Intersegment - insurance commissions	28,210	(28,205)	58	(63)	—	—
Net gain (loss) on repurchases and repayments of debt	(1,500)	—	(19,600)	(271)	21,134	(237)
Net gain (loss) on fair value adjustments on debt	—	—	33,211	—	(33,211)	—
Other	764	4,371	470	9,924	(169)	15,360
Total other revenues	27,474	68,493	14,139	9,630	(16,420)	103,316
Other expenses:
Operating expenses:
Salaries and benefits	120,653	6,922	12,990	13,080	(107)	153,538
Other operating expenses	58,775	5,081	28,642	4,111	2,315	98,924
Insurance losses and loss adjustment expenses	—	31,524	—	—	(424)	31,100
Total other expenses	179,428	43,527	41,632	17,191	1,784	283,562
Income (loss) before provision for income taxes	$91,913	$24,966	$(96,185)	$16,948	$(4,731)	$32,911

Assets	$2,840,875	$1,040,502	$9,021,567	$1,256,637	$(687,656)	$13,471,925

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

•                  the deferred costs on the repurchased debt incurred after the Fortress Acquisition were incorrectly included in “Change in other assets and other liabilities” instead of “Net loss on repurchases and repayments of debt” within the same operating activities section;

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

	Three Months Ended				Six Months Ended
	June 30, 2013 (Unaudited)				June 30, 2013 (Unaudited)
(dollars in thousands)	As Reported	Out-of-Period	Adjustments	As Revised	As Reported	Out-of-Period	Adjustments	As Revised

Interest income	$408,059	$—	$(213)	$407,846	$817,856	$—	$(1,493)	$816,363
Interest expense	214,795	—	(510)	214,285	441,896	—	2,695	444,591
Net interest income	193,264	—	297	193,561	375,960	—	(4,188)	371,772
Provision for finance receivable losses	68,643	(3,926)	(333)	64,384	164,728	(5,249)	(864)	158,615
Net interest income after provision for finance receivable losses	124,621	3,926	630	129,177	211,232	5,249	(3,324)	213,157
Other revenues:
Insurance	35,967	—	—	35,967	68,867	—	—	68,867
Investment	11,655	—	(1,167)	10,488	19,535	—	(209)	19,326
Net loss on repurchases and repayments of debt	(55)	—	(182)	(237)	(55)	—	(182)	(237)
Other	10,098	—	—	10,098	15,360	—	—	15,360
Total other revenues	57,665	—	(1,349)	56,316	103,707	—	(391)	103,316
Other expenses:
Operating expenses:
Salaries and benefits	75,640	—	—	75,640	153,538	—	—	153,538
Other operating expenses	49,962	—	—	49,962	98,924	—	—	98,924
Insurance losses and loss adjustment expenses	16,346	—	—	16,346	31,100	—	—	31,100
Total other expenses	141,948	—	—	141,948	283,562	—	—	283,562
Income (loss) before provision for (benefit from) income taxes	40,338	3,926	(719)	43,545	31,377	5,249	(3,715)	32,911
Provision for (benefit from) income taxes	15,214	1,451	(267)	16,398	13,668	755	(1,375)	13,048
Net income (loss)	$25,124	$2,475	$(452)	$27,147	$17,709	$4,494	$(2,340)	$19,863

Revised Condensed Consolidated Statement of Comprehensive Income (Unaudited)

The following table presents the amounts previously reported in our condensed consolidated statement of comprehensive income and the corresponding revised amounts.

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	(Unaudited)		(Unaudited)
(dollars in thousands)	As Reported	As Revised	As Reported	As Revised

Net income	$25,124	$27,147	$17,709	$19,863
Other comprehensive loss:
Net unrealized losses on:
Investment securities on which other-than-temporary impairments were taken	(95)	(95)	(118)	(118)
All other investment securities	(10,339)	(9,234)	(10,433)	(10,335)
Foreign currency translation adjustments	(20)	(20)	2,094	2,094
Income tax effect:
Net unrealized losses on:
Investment securities on which other-than-temporary impairments were taken	33	33	41	41
All other investment securities	3,618	3,217	3,651	3,613
Other comprehensive loss, net of tax, before reclassification adjustments	(6,803)	(6,099)	(4,765)	(4,705)
Reclassification adjustments included in net income:
Net realized gains on investment securities	(2,055)	(1,992)	(2,026)	(1,915)
Cash flow hedges	—	—	(160)	(160)
Income tax effect:
Net realized gains on investment securities	719	697	709	670
Cash flow hedges	—	—	56	56
Reclassification adjustments included in net income, net of tax	(1,336)	(1,295)	(1,421)	(1,349)
Other comprehensive loss, net of tax	(8,139)	(7,394)	(6,186)	(6,054)
Comprehensive income	$16,985	$19,753	$11,523	$13,809

Revised Condensed Consolidated Statement of Cash Flows (Unaudited)

The following table presents the amounts previously reported in our condensed consolidated statement of cash flows and the corresponding revised amounts and includes additional corrections to the classification of certain line items within our condensed consolidated statement of cash flows.

	Six Months Ended
	June 30, 2013 (Unaudited)
(dollars in thousands)	As Reported	As Revised

Cash flows from operating activities
Net income	$17,709	$19,863
Reconciling adjustments:
Provision for finance receivable losses	164,728	158,615
Depreciation and amortization	33,403	37,592
Deferral of finance receivable origination costs	(27,818)	—
Deferred income tax benefit	(84,659)	(65,488)
Net (gain) loss on repurchases and repayments of debt	(6,613)	237
Other	(2,628)	(2,628)
Cash flows due to changes in:
Other assets and other liabilities	(2,439)	19,275
Insurance claims and policyholder liabilities	12,309	12,309
Taxes receivable and payable	36,292	20,958
Accrued finance charges	1,627	(21,639)
Restricted cash	(3,092)	(3,072)
Other, net	(995)	(995)
Net cash provided by operating activities	137,824	175,027

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(1,053,001)	(1,080,819)
Principal collections on finance receivables	1,330,392	1,353,658
Available-for-sale investment securities purchased	(24,532)	(23,550)
Trading investment securities purchased	—	(982)
Available-for-sale investment securities called, sold, and matured	135,418	128,917
Trading investment securities called, sold, and matured	—	6,501
Change in notes receivable from parent and affiliate	(30,750)	(30,750)
Change in restricted cash	(109,025)	(109,025)
Proceeds from sale of real estate owned	68,224	68,224
Other, net	301	301
Net cash provided by investing activities	317,027	312,475

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,921,307	1,915,771
Repayment of long-term debt	(3,120,483)	(3,147,578)
Capital contributions from parent	10,500	10,500
Net cash used for financing activities	(1,188,676)	(1,221,307)

Effect of exchange rate changes	(1,518)	(1,538)

Net change in cash and cash equivalents	(735,343)	(735,343)
Cash and cash equivalents at beginning of period	1,357,212	1,357,212
Cash and cash equivalents at end of period	$621,869	$621,869

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

				Total	Total
	Fair Value Measurements Using			Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

June 30, 2014

Assets
Cash and cash equivalents	$841,122	$—	$—	$841,122	$841,122
Investment securities	—	617,239	13,356	630,595	630,595
Net finance receivables, less allowance for finance receivable losses	—	—	9,601,393	9,601,393	9,338,132
Note receivable from parent	—	167,989	—	167,989	167,989
Restricted cash	325,152	—	—	325,152	325,152
Other assets:
Commercial mortgage loans	—	—	86,300	86,300	92,951
Escrow advance receivable	—	—	19,236	19,236	19,236
Receivable from parent and affiliates	—	24,353	—	24,353	24,353

Liabilities
Long-term debt	$—	$10,694,123	$—	$10,694,123	$9,525,539
Payable to parent and affiliates	—	40,243	—	40,243	40,243

December 31, 2013

Assets
Cash and cash equivalents	$374,835	$—	$—	$374,835	$374,835
Investment securities	—	531,997	23,617	555,614	555,614
Net finance receivables, less allowance for finance receivable losses	—	—	11,113,980	11,113,980	10,811,664
Note receivable from parent	—	167,989	—	167,989	167,989
Restricted cash	358,759	—	—	358,759	358,759
Other assets:
Commercial mortgage loans	—	—	94,681	94,681	102,200
Escrow advance receivable	—	—	23,527	23,527	23,527
Receivable from parent and affiliates	—	39,364	—	39,364	39,364

Liabilities
Long-term debt	$—	$11,776,576	$—	$11,776,576	$10,640,728
Payable to parent and affiliates	—	38,463	—	38,463	38,463

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

June 30, 2014

Assets
Cash equivalents in mutual funds	$259,762	$—	$—	$259,762
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	54,874	—	54,874
Obligations of states, municipalities, and political subdivisions	—	114,643	—	114,643
Corporate debt	—	261,411	4,160	265,571
RMBS	—	65,544	65	65,609
CMBS	—	41,353	20	41,373
CDO/ABS	—	11,896	—	11,896
Total	—	549,721	4,245	553,966
Preferred stock	—	7,271	—	7,271
Other long-term investments (a)	—	—	1,254	1,254
Total available-for-sale securities (b)	—	556,992	5,499	562,491
Trading securities:
Bonds:
Corporate debt	—	1,761	—	1,761
RMBS	—	9,730	—	9,730
CMBS	—	46,155	—	46,155
CDO/ABS	—	2,601	6,477	9,078
Total trading securities	—	60,247	6,477	66,724
Total investment securities	—	617,239	11,976	629,215
Restricted cash in mutual funds	298,653	—	—	298,653
Total	$558,415	$617,239	$11,976	$1,187,630

December 31, 2013

Assets
Cash equivalents in mutual funds	$185,829	$—	$—	$185,829
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	58,633	—	58,633
Obligations of states, municipalities, and political subdivisions	—	102,745	—	102,745
Corporate debt	—	225,312	12,604	237,916
RMBS	—	82,510	113	82,623
CMBS	—	7,545	2	7,547
CDO/ABS	—	3,176	800	3,976
Total	—	479,921	13,519	493,440
Preferred stock	—	7,805	—	7,805
Other long-term investments (a)	—	—	1,269	1,269
Total available-for-sale securities (b)	—	487,726	14,788	502,514
Trading securities:
Bonds:
Corporate debt	—	1,837	—	1,837
RMBS	—	10,671	—	10,671
CMBS	—	29,897	—	29,897
CDO/ABS	—	1,866	7,383	9,249
Total trading securities	—	44,271	7,383	51,654
Total investment securities	—	531,997	22,171	554,168
Restricted cash in mutual funds	321,617	—	—	321,617
Total	$507,446	$531,997	$22,171	$1,061,614

(a)         Other long-term investments excludes our interest in a limited partnership of $0.5 million at June 30, 2014 and $0.6 million at December 31, 2013 that we account for using the equity method.

(b)         Common stocks not carried at fair value totaled $0.9 million at June 30, 2014 and December 31, 2013 and therefore have been excluded from the table above.

We had no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014.

The following table presents changes for the three months ended June 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis:

				Purchases,
		Net gains (losses) included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3 (b)	period

Three Months Ended June 30, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$8,654	$(50)	$56	$(4,500)	$—	$—	$4,160
RMBS	81	(3)	(13)	—	—	—	65
CMBS	7	—	13	—	—	—	20
CDO/ABS	800	—	3	—	—	(803)	—
Total	9,542	(53)	59	(4,500)	—	(803)	4,245
Other long-term investments	1,269	—	75	(90)	—	—	1,254
Total available-for-sale securities	10,811	(53)	134	(4,590)	—	(803)	5,499
Trading securities:
Bonds:
RMBS	1,219	(10)	—	(52)	—	(1,157)	—
CDO/ABS	7,276	21	—	(17)	—	(803)	6,477
Total trading securities	8,495	11	—	(69)	—	(1,960)	6,477
Total	$19,306	$(42)	$134	$(4,659)	$—	$(2,763)	$11,976

(a)         “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended June 30, 2014.

(b)         During the three months ended June 30, 2014, we transferred RMBS and CDO/ABS securities totaling $2.8 million out of Level 3 primarily due to greater pricing transparency.

The following table presents changes for the three months ended June 30, 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis:

				Purchases,
		Net gains (losses) included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	*	Level 3	Level 3	period

Three Months Ended June 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13,877	$60	$(223)	$(600)	$—	$—	$13,114
RMBS	65	(1)	154	—	—	—	218
CMBS	2	—	—	—	—	—	2
CDO/ABS	1,100	—	—	(300)	—	—	800
Total	15,044	59	(69)	(900)	—	—	14,134
Other long-term investments	1,340	2	147	(11)	—	—	1,478
Total available-for-sale securities	16,384	61	78	(911)	—	—	15,612
Trading securities:
Bonds:
CDO/ABS	12,073	510	(422)	(4,498)	—	—	7,663
Total	$28,457	$571	$(344)	$(5,409)	$—	$—	$23,275

*                 “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended June 30, 2013.

The following table presents changes for the six months ended June 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis:

				Purchases,
		Net gains (losses) included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3 (b)	Level 3 (c)	period

Six Months Ended June 30, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$12,604	$204	$(255)	$(8,393)	$—	$—	$4,160
RMBS	113	(10)	(38)	—	—	—	65
CMBS	2	—	18	—	—	—	20
CDO/ABS	800	—	3	—	—	(803)	—
Total	13,519	194	(272)	(8,393)	—	(803)	4,245
Other long-term investments	1,269	—	75	(90)	—	—	1,254
Total available-for-sale securities	14,788	194	(197)	(8,483)	—	(803)	5,499
Trading securities:
Bonds:
RMBS	—	4	—	(88)	1,241	(1,157)	—
CDO/ABS	7,383	29	—	(132)	—	(803)	6,477
Total trading securities	7,383	33	—	(220)	1,241	(1,960)	6,477
Total	$22,171	$227	$(197)	$(8,703)	$1,241	$(2,763)	$11,976

(a)         “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the six months ended June 30, 2014.

(b)         During the six months ended June 30, 2014, we transferred $1.2 million of RMBS securities into Level 3 primarily due to lesser pricing transparency.

(c)          During the six months ended June 30, 2014, we transferred RMBS and CDO/ABS securities totaling $2.8 million out of Level 3 primarily due to greater pricing transparency.

The following table presents changes for the six months ended June 30, 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis:

				Purchases,
		Net gains (losses) included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	*	Level 3	Level 3	period

Six Months Ended June 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13,417	$(108)	$286	$(481)	$—	$—	$13,114
RMBS	74	(35)	179	—	—	—	218
CMBS	153	(8)	6	(149)	—	—	2
CDO/ABS	1,200	—	—	(400)	—	—	800
Total	14,844	(151)	471	(1,030)	—	—	14,134
Other long-term investments	1,380	2	107	(11)	—	—	1,478
Total available-for-sale securities	16,224	(149)	578	(1,041)	—	—	15,612
Trading securities:
Bonds:
CDO/ABS	12,192	513	(422)	(4,620)	—	—	7,663
Total	$28,416	$364	$156	$(5,661)	$—	$—	$23,275

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

The unobservable inputs and quantitative data used in our Level 3 valuations for our investment securities were developed and used in models created by our third-party valuation service providers, which values were used by us for fair value disclosure purposes without adjustment. We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs for other long-term investments. As a result, the weighted average ranges of the inputs for these investment securities are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at June 30, 2014 and December 31, 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2014	December 31, 2013
Corporate debt	Discounted cash flows	Yield	(1.36%) (a)	2.68% – 8.48% (4.67%)

Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (b)	N/A (b)

(a) At June 30, 2014, corporate debt consisted of one bond.

(b) Not applicable.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2014

Assets
Real estate owned	$—	$—	$46,466	$46,466
Commercial mortgage loans	—	—	10,076	10,076
Total	$—	$—	$56,542	$56,542

December 31, 2013

Assets
Real estate owned	$—	$—	$71,469	$71,469
Commercial mortgage loans	—	—	11,935	11,935
Total	$—	$—	$83,404	$83,404

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Assets
Real estate owned	$3,787	$5,722	$9,718	$13,602
Commercial mortgage loans	(1,006)	(1,585)	(1,056)	(1,713)
Total	$2,781	$4,137	$8,662	$11,889

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three and six months ended June 30, 2014 and 2013 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Insurance segment to record their fair value for the three and six months ended June 30, 2014 and 2013 and recorded the net impairments in investment revenues.

The unobservable inputs and quantitative data used in our Level 3 valuations for our real estate owned and commercial mortgage loans were developed and used in models created by our third-party valuation service providers or valuations provided by external parties, which values were used by us for fair value disclosure purposes without adjustment. We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2014	December 31, 2013
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*

Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

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

19.  Subsequent Events

SALE OF MORTGAGE LOANS AND SECURITIZATION INTERESTS

Whole Loan Sale and Securities Sale

On August 6, 2014, SFC and the Depositors (as defined below) entered into a letter agreement (the “Commitment Letter”) with a major financial institution (the “Initial Purchaser”) pursuant to which the Initial Purchaser committed to (i) purchase certain performing and non-performing mortgage loans (the “Mortgage Loans”) with an unpaid principal balance of approximately $1.7 billion as of June 30, 2014 (the “Whole Loan Sale”) from certain subsidiaries of SFC (the “Mortgage Loan Sellers”), (ii) purchase certain notes (the “Notes”) and trust certificates (the “Trust Certificates” and, together with the Notes, the “Securities”) issued by Springleaf Mortgage Loan Trust 2011-1, Springleaf Mortgage Loan Trust 2012-1, Springleaf Mortgage Loan Trust 2012-2, Springleaf Mortgage Loan Trust 2012-3, Springleaf Mortgage Loan Trust 2013-1, Springleaf Mortgage Loan Trust 2013-2 and Springleaf Mortgage Loan Trust 2013-3 (each, a “Trust” and the issuance of the Securities by each Trust, a “Springleaf Transaction”) from Eighth Street Funding LLC, Eleventh Street Funding LLC, Twelfth Street Funding LLC, Fourteenth Street Funding LLC, Fifteenth Street Funding LLC, Seventeenth Street Funding LLC and Nineteenth Street Funding LLC, each an affiliate of SFC (collectively, the “Depositors”), and SFC (the “Securities Sale”), and (iii) purchase rights to receive any funds remaining in the reserve account established for each Springleaf Transaction (each, a “Reserve Account” and, together with the Securities, the “Securitization Assets”) in accordance with the terms of the related transaction documents (together with the Whole Loan Sale and the Securities Sale, the “Asset Sale”).

As purchaser of the Trust Certificates, the Initial Purchaser or any purchasers of the Trust Certificates from the Initial Purchaser will obtain the right to exercise an optional termination of each Springleaf Transaction (other than Springleaf Mortgage Loan Trust 2013-3) pursuant to the terms of the related indenture. With respect to the Springleaf Mortgage Loan Trust 2013-3, SFC will agree to cause Nineteenth Street Funding LLC, as Depositor, to sell and transfer to the Initial Purchaser all of its rights to exercise an optional termination of Springleaf Mortgage Loan Trust 2013-3.

The settlement date for the Asset Sale is expected to be on or about August 29, 2014 (the “Settlement Date”) and is subject to certain terms and conditions described below. The purchase price for the Asset Sale is approximately $2.98 billion, subject to (i) a possible increase of the purchase price based on the prices at which the Initial Purchaser sells the Securitization Assets to third-party investors and the timing of such sales and (ii) a possible increase or decrease in the purchase price based on the performance status of the Mortgage Loans included in the Whole Loan Sale as of July 31, 2014 or such other date mutually agreed upon by the applicable parties.

Whole Loan Sale.  The purchase of the Mortgage Loans by the Initial Purchaser is subject to, among other things, certain stipulations, including the following:

•                  the Mortgage Loans will be sold to the Initial Purchaser pursuant to a mortgage loan purchase and interim servicing agreement (the “Purchase Agreement”) containing usual and customary terms and conditions satisfactory to the Initial Purchaser and SFC. The Initial Purchaser will be entitled to receive all payments in respect of the Mortgage Loans after July 31, 2014 (the “Cut-off Date”). The obligations of the Mortgage Loan Sellers to the Initial Purchaser under the Purchase Agreement will be guaranteed by SFC;

•                  the Purchase Agreement will contain certain representations and warranties relating to the Mortgage Loans as mutually agreed upon by SFC and the Initial Purchaser;

•                  the information relating to the Mortgage Loans provided in the mortgage loan schedule that SFC provided to the Initial Purchaser (the “Bid Tape”) is true and correct in all material respects;

•                  the Settlement Date for the sale of the Mortgage Loans shall occur on August 29, 2014 or such other date mutually acceptable to the Initial Purchaser and SFC;

•                  any Mortgage Loan with a zero balance as of the Cut-off Date will be removed from the Whole Loan Sale;

•                  the Initial Purchaser will have completed confirmatory due diligence which will include a review of the credit files, servicing comments and pay histories, collateral files, and compliance and samples for such confirmatory due diligence to be based on the Bid Tape;

•                  any Mortgage Loan having material litigation, compliance defects, property damage or title issues may be removed from the Whole Loan Sale at the Initial Purchaser’s discretion or re-priced by the Initial Purchaser as mutually agreed to between SFC and the Initial Purchaser;

•                  unless otherwise provided in the Bid Tape, each Mortgage Loan will be secured by a first lien mortgage or deed of trust on residential real property;

•                  the Initial Purchaser will purchase all of the Mortgage Loans subject only to the exceptions mutually agreed upon by SFC and the Initial Purchaser pursuant to the terms of the Commitment Letter;

•                  the Mortgage Loans will be sold on a servicing released basis, with a servicing transfer date of September 30, 2014 or such other date mutually agreed upon between SFC and the Initial Purchaser (the “Servicing Transfer Date”). Servicing will be transferred to the Initial Purchaser’s designee on the Servicing Transfer Date;

•                  until the Servicing Transfer Date, SFC will service or cause the Mortgage Loans to be serviced in accordance with servicing practices generally employed in the industry for mortgage loans similar in type to the Mortgage Loans to be purchased and sold and in accordance with all applicable laws; and

•                  the satisfaction of all conditions precedent set forth in the Purchase Agreement.

Securities Sale.  The purchase of the Securities and the Reserve Accounts by the Initial Purchaser is subject to, among other things, certain stipulations, including the following:

•                  with respect to each Springleaf Transaction, execution of a note purchase agreement by SFC, the related Depositor and the Initial Purchaser containing usual and customary terms and conditions satisfactory to the Initial Purchaser and the related Depositor in the form attached to the Commitment Letter with such changes as are mutually agreed to by the Initial Purchaser and the related Depositor;

•                  execution of the Letter Agreement (as defined below);

•                  delivery of the Securities to the Initial Purchaser in either book-entry or physical form;

•                  with respect to each Springleaf Transaction, delivery of a private placement memorandum which describes material terms of the Securities;

•                  with respect to each Springleaf Transaction, delivery to the Initial Purchaser of materials appropriate and necessary to allow the Initial Purchaser to conduct due diligence on the mortgage loans underlying the Securities;

•                  execution of a letter agreement pursuant to which the Initial Purchaser agrees that, in the event the Initial Purchaser or its assignees (collectively, the “Call Rights Owners”) exercise any rights to terminate a Springleaf Transaction (a “Trust Collapse”), the Call Rights Owners will be obligated to retain Nationstar Mortgage LLC (“Nationstar”) as servicer of the underlying mortgage loans; and

•                  the Settlement Date for the sale of the Securities to the Initial Purchaser will be on August 29, 2014 or such other date mutually agreed upon between the Initial Purchaser and the Depositors.

On August 6, 2014, SFC and the Initial Purchaser entered into a letter agreement (the “Letter Agreement”) pursuant to which SFC and the Initial Purchaser agreed, among other things, as follows:

•                  On or prior to the Settlement Date, SFC will cause each Depositor to enter into a letter agreement with the Initial Purchaser pursuant to which the Depositor will sell its interest in the Reserve Accounts to the Initial Purchaser or its designee. The Initial Purchaser’s obligation to purchase the Depositors’ interests in the Reserve Accounts is subject to the condition that SFC offers financing of up to $70 million for the purchase of the Reserve Accounts to one third-party investor designated by the Initial Purchaser, or, if SFC, at its sole discretion, determines such third party is not creditworthy, SFC shall provide such financing to the Initial Purchaser on a recourse basis.

•                  For a proposed Trust Collapse by holders of 100% of the Securities for a Springleaf Transaction, SFC will cooperate and provide reasonable assistance with, and cause the Depositor to cooperate and provide reasonable assistance with, the Trust Collapse, including, but not limited to entering into amendments to the underlying securitization documents and providing necessary consents.

•                  Prior to the Settlement Date, SFC will not permit any servicer or subservicer to sell any delinquent loans included in the Springleaf Transactions without providing holders of the Securities the right to match the highest bid price offered by unaffiliated third-party investors.

•                  SFC and the Depositors will not amend the securitization documents relating to any Springleaf Transaction or take any action that would materially adversely affect the rights of holders of the Securities.

•                  SFC will not consent to a transfer of servicing of the mortgage loans underlying the Springleaf Transactions, except as required by the documents for the Springleaf Transactions, to any party other than Nationstar.

•                  SFC will provide up to two holders of the Securities identified by the Initial Purchaser the continued benefit of the representations and warranties regarding the mortgage loans made by SFC or its subsidiaries in each Springleaf Transaction notwithstanding a Trust Collapse, subject to certain limitations regarding the enforcement of such representations and warranties against SFC.

•                  SFC will perform certain administrative duties with respect to each Trust for the Springleaf Transactions.

The Initial Purchaser and certain of its affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company and its affiliates. They have received or will continue to receive customary fees and commissions for these transactions.

Impact of Sale of Mortgage Loans and Securitization Interests

We will not retain any interest in the certificates issued by, or the real estate loans included in, the respective Trusts. As a result, we will deconsolidate the underlying real estate loans and previously issued securitized interests on the date of sale. At June 30, 2014, the total carrying value of the real estate loans included in the sales transactions noted above totaled $5.3 billion and, as such, reflects a liquidation of a substantial portion of our real estate loans, which totaled $6.0 billion at June 30, 2014, net of allowance for finance receivable losses.

SALE OF MORTGAGE SERVICING RIGHTS

On August 6, 2014, SFC and MorEquity (collectively, the “Sellers”) entered into a Mortgage Servicing Rights Purchase and Sale Agreement, dated and effective as of August 1, 2014 (the “MSR Purchase Agreement”), with Nationstar, pursuant to which the Sellers agreed to sell to Nationstar for an aggregate purchase price of approximately $40 million, plus reimbursable servicing advances to be agreed upon by the Sellers and Nationstar, all of their rights and responsibilities as servicer, primary servicer and/or master servicer (the “Servicing Rights”) of the mortgage loans underlying the Sellers’ 2006, 2011, 2012 and 2013 securitizations (each a “Pool” and collectively, the “Pools”) with an aggregate unpaid principal balance of $5 billion, and Nationstar has agreed to assume on and after the sale date all of the Sellers’ rights and responsibilities as servicer, primary servicer and/or master servicer, as applicable, for each Pool arising and to be performed on and after the sale date, which includes, among other things, the right to receive the related servicing fee on a monthly basis. Subject to the satisfaction of certain customary conditions, including obtaining all consents required under the related securitization agreements, the sale transaction for each Pool is expected to close on or about August 31, 2014 and the servicing for each Pool is expected to be transferred on or about September 30, 2014. The Sellers will provide interim servicing from the sale date to the servicing transfer date with respect to each Pool. The MSR Purchase Agreement includes customary termination provisions with respect to the sale and transfer of the Servicing Rights of each Pool, including termination rights relating to breaches of representations or warranties, breaches of covenants, failure or inability to obtain required consents and failure to complete the closing with respect to the Pools by December 31, 2014 or such other date mutually agreed to by the parties.

Under the MSR Purchase Agreement, (i) the Sellers agreed to indemnify Nationstar for certain breaches of representations or warranties of such Seller, breaches of certain covenants and certain failures to service the real estate loans prior to the servicing transfer date, including the failure to service the mortgage loans in accordance with the terms of the related securitization agreements and applicable law and (ii) Nationstar agreed to indemnify the Sellers for certain breaches of representations or warranties of Nationstar, breaches of certain covenants and certain failures to service the mortgage loans after the servicing transfer date.

Investment funds managed by affiliates of Fortress Investment Group LLC indirectly own a majority of the Company’s and Nationstar’s common stock. Wesley R. Edens and Roy A. Guthrie, members of the Company’s board of directors, also serve as members of Nationstar’s board of directors.

CAPITAL CONTRIBUTION TO SFC

On July 31, 2014, SFI made a capital contribution to SFC, consisting of 100 shares of the common stock, par value of $0.01 per share, of its wholly owned subsidiary, Springleaf Acquisitions Company (“SAC”) representing all of the issued and outstanding shares of capital stock of SAC. SAC consists primarily of a 47% investment in a joint venture formed to acquire consumer loans in 2013. At June 30, 2014, SAC consisted of total assets of $2.4 billion, total liabilities of $1.7 billion and equity of $682.9 million, including a non-controlling interest of $387.6 million. Consistent with the contribution of assets and liabilities to an entity in a controlled group, SAC’s assets and liabilities were contributed at their carrying value as of July 31, 2014, with its results of operations reflected prospectively.

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

•                  the effect of a planned sale of a substantial portion of our remaining portfolio of real estate loans and the transfer of servicing for these loans in the third quarter of 2014;

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

Overview

Springleaf is a leading consumer finance company providing responsible loan products primarily to non-prime customers. We originate consumer loans through our network of nearly 830 branch offices in 26 states. Through two insurance subsidiaries, we write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our loans.

At June 30, 2014, we had three business segments:  Consumer, Insurance, and Real Estate. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments.

OUR PRODUCTS

Our core product offerings include:

•                  Personal Loans — We offer personal loans through our branch network to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to four years. At June 30, 2014, we had over 867,000 personal loans, representing $3.4 billion of net finance receivables, of which $1.5 billion, or 45%, were secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 39%, were secured by consumer household goods or other items of personal property, and the remainder was unsecured.

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

Recent Developments

NON-CORE REAL ESTATE LOAN TRANSACTIONS

Sales of Retained Certificates

We completed the sales of the 2010-1 and 2009-1 Retained Certificates on June 30, 2014 and March 31, 2014, respectively. See Note 1 of the Condensed Consolidated Financial Statements for further information on these sales.

Sale of Real Estate Loans

On March 31, 2014, we completed the sale of certain performing and non-performing real estate loans. See Note 1 of the Condensed Consolidated Financial Statements for further information on this sale.

Sale of Mortgage Loans and Securitization Interests

On August 6, 2014, we entered into an agreement to sell the Mortgage Loans and the Securities issued by each respective Trust, as further discussed in Note 19 of the Notes to Condensed Consolidated Financial Statements. We expect the sales transactions to be completed on or before August 29, 2014, subject to the satisfaction of customary closing conditions.

We will not retain any interest in the certificates issued by, or the real estate loans included in, the respective Trusts. As a result, we will deconsolidate the underlying real estate loans and previously issued securitized interests on the date of sale. At June 30, 2014, the total carrying value of the real estate loans included in the sales transactions noted above totaled $5.3 billion and, as such, reflects a liquidation of a substantial portion of our real estate loans, which totaled $6.0 billion at June 30, 2014, net of allowance for finance receivable losses.

Sale of Servicing Rights of Real Estate Loans

On August 6, 2014, we entered into an agreement, dated and effective as of August 1, 2014, with Nationstar to sell our Servicing Rights for the real estate loans that collateralized previously issued securitizations. The transfer of servicing is expected to be completed by September 30, 2014, subject to the satisfaction of customary closing conditions. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information.

CREDIT RATINGS

Standard & Poor’s Ratings Services (“S&P”) and Fitch, Inc. (“Fitch”) upgraded SFC’s long-term corporate debt rating as follows: (i) from B- to B with a stable outlook by S&P on August 8, 2014 and (ii) from B- to B with a stable outlook by Fitch on August 7, 2014. In addition, on August 7, 2014, Moody’s Investors Service, Inc. placed its B3 rating of SFC’s long-term corporate debt on review for upgrade.

CONSUMER LOAN SECURITIZATIONS

Whitford Brook 2014-VFN1 Securitization

On June 26, 2014, we established a private securitization facility in which Whitford Brook 2014-VFN1 Trust, a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC. The notes will be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down to the required minimum balance of $100 million and then redrawn. Following the three-year funding period, the principal amount of the notes will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2018, unless an option to prepay is elected between July 2017 and July 2018. At June 30, 2014, the required minimum balance of $100 million was drawn under the notes.

2014-A Securitization

On March 26, 2014, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $559.3 million of notes backed by personal loans held by the 2014-A Trust, at a 2.62% weighted average yield. We sold the asset-backed notes for $559.2 million, after the price discount but before expenses and a $6.4 million interest reserve requirement. We initially retained $32.9 million of the 2014-A Trust’s subordinate asset-backed notes.

Renewal of Midbrook 2013-VFN1 Securitization

On June 13, 2014, we amended the note purchase agreement with Midbrook 2013-VFN1 Trust, a wholly owned special purpose vehicle, to extend the one-year funding period to a two-year funding period. Following the two-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2019. The maximum principal balance of variable funding notes that can be issued remained at $300 million. No amounts were funded at closing.

Repayment of 2013-BAC Trust Notes

On September 25, 2013, we completed a private securitization transaction in which Springleaf Funding Trust 2013-BAC, a wholly owned special purpose vehicle, issued $500 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. On March 27, 2014, we repaid the entire $231.3 million outstanding principal balance of the notes, plus accrued and unpaid interest.

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

CAPITAL CONTRIBUTION TO SFC

On July 31, 2014, SFI made a capital contribution to SFC, consisting of 100 shares of the common stock, par value of $0.01 per share, of SAC representing all of the issued and outstanding shares of capital stock of SAC. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance. During 2012 and much of 2013, we experienced unusually low charge-off ratios as a result of tightening underwriting practices in 2010-2011. The personal loan portfolio typically exhibited net charge-off ratios in the range of 4.75-5.75% prior to the start of the recession in 2008 and has returned to these levels, as we expected. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations driven by the following factors:

•                  Declining competition from thrifts and banks (although banks continue to serve non-prime customers in other ways) as these institutions have retreated from the non-prime market in the face of regulatory scrutiny and in the aftermath of the housing crisis. As a result of the reduced lending of these competitors, access to credit has fallen substantially for the non-prime segment of customers, which, in turn, has increased our potential customer base.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Interest income	$391,353	$407,846	$793,922	$816,363

Interest expense	171,797	214,285	353,543	444,591

Net interest income	219,556	193,561	440,379	371,772

Provision for finance receivable losses	74,246	64,384	181,258	158,615

Net interest income after provision for finance receivable losses	145,310	129,177	259,121	213,157

Other revenues:
Insurance	42,687	35,967	81,106	68,867
Investment	10,629	10,488	20,060	19,326
Net loss on repurchases and repayments of debt	—	(237)	(6,615)	(237)
Net gain on sales of real estate loans and related trust assets	34,800	—	89,986	—
Other	4,180	10,098	7,214	15,360
Total other revenues	92,296	56,316	191,751	103,316

Other expenses:
Operating expenses:
Salaries and benefits	81,277	75,640	163,463	153,538
Other operating expenses	51,573	49,962	102,006	98,924
Insurance losses and loss adjustment expenses	18,667	16,346	37,032	31,100
Total other expenses	151,517	141,948	302,501	283,562

Income before provision for income taxes	86,089	43,545	148,371	32,911

Provision for income taxes	32,811	16,398	56,891	13,048

Net income	$53,278	$27,147	$91,480	$19,863

Comparison of Consolidated Results for Three Months Ended June 30, 2014 and 2013

(dollars in thousands)
Three Months Ended June 30,	2014	2013

Interest income:
Finance charges	$388,689	$407,846
Interest income on finance receivables held for sale originated as held for investment	2,664	—
Total	$391,353	$407,846

Finance charges decreased for the three months ended June 30, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Three Months Ended June 30

Decrease in average net receivables	$(34,030)
Increase in yield	14,873
Total	$(19,157)

Average net receivables decreased for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $1.2 billion associated with the 2010 and 2009 securitizations and an additional transfer of real estate loans with a carrying value of $90.9 million to finance receivables held for sale and the subsequent sales of these real estate loans during the first half of 2014. The decrease was partially offset by higher personal loan average net receivables resulting from our continued focus on personal loans.

Yield increased for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to our continued focus on personal loans, which have higher yields.

Interest expense decreased for the three months ended June 30, 2014 when compared to the same period in 2013 due to the following:

(dollars in thousands)

2014 compared to 2013 - Three Months Ended June 30

Decrease in average debt	$(39,077)
Decrease in weighted average interest rate	(3,411)
Total	$(42,488)

Average debt decreased for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to debt repurchases and repayments of $4.6 billion during the past twelve months. These decreases were partially offset by debt issuances pursuant to eight securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt decreased for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of eight securitization transactions during the past twelve months, which generally have lower interest rates.

Provision for finance receivable losses increased $9.9 million for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to $41.2 million of recoveries recorded in June 2013 resulting from a sale of previously charged-off finance receivables in June 2013. The increase also reflected additional allowance requirements primarily due to growth in our personal loans during the 2014 period and higher delinquency ratios on all finance receivable types at June 30, 2014. This increase was partially offset by a reduction in the allowance requirements on our real estate loans deemed to be purchased credit impaired finance receivables and TDR finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $1.3 billion to finance receivables held for sale and the subsequent sales of these real estate loans during the first half of 2014. The allowance for finance receivables losses was eliminated with the application of push-down accounting as the allowance for finance receivable losses was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Net gain on sales of real estate loans and related trust assets of $34.8 million for the three months ended June 30, 2014 reflected the reversal of the remaining unaccreted push-down accounting basis for these real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. See Note 1 of the Notes to Condensed Financial Statements for further information on these sales.

Provision for income taxes totaled $32.8 million for the three months ended June 30, 2014 compared to $16.4 million for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was 38.1% compared to 37.7% for the same period in 2013. The effective tax rates for the three months ended June 30, 2014 and 2013 differed from the federal statutory rates primarily due to the effect of our state income taxes.

Comparison of Consolidated Results for Six Months Ended June 30, 2014 and 2013

(dollars in thousands)
Six Months Ended June 30,	2014	2013

Interest income:
Finance charges	$786,680	$816,363
Interest income on finance receivables held for sale originated as held for investment	7,242	—
Total	$793,922	$816,363

Finance charges decreased for the six months ended June 30, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Six Months Ended June 30

Decrease in average net receivables	$(46,058)
Increase in yield	16,375
Total	$(29,683)

Average net receivables decreased for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $1.2 billion associated with the 2010 and 2009 securitizations and an additional transfer of real estate loans with a carrying value of $90.9 million to finance receivables held for sale and the subsequent sales of these real estate loans during the first half of 2014. The decrease was partially offset by higher personal loan average net receivables resulting from our continued focus on personal loans.

Yield increased for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to our continued focus on personal loans, which have higher yields.

Interest expense decreased for the six months ended June 30, 2014 when compared to the same period in 2013 due to the following:

(dollars in thousands)

2014 compared to 2013 - Six Months Ended June 30

Decrease in average debt	$(73,015)
Decrease in weighted average interest rate	(18,033)
Total	$(91,048)

Average debt decreased for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to debt repurchases and repayments of $4.6 billion during the past twelve months. These decreases were partially offset by debt issuances pursuant to eight securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt decreased for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of eight securitization transactions during the past twelve months, which generally have lower interest rates.

Provision for finance receivable losses increased $22.6 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to $41.2 million of recoveries recorded in June 2013 resulting from a sale of previously charged-off finance receivables in June 2013. The increase also reflected additional allowance requirements primarily due to growth in our personal loans during the 2014 period and higher delinquency ratios on all finance receivable types at June 30, 2014. This increase was partially offset by a reduction in the allowance requirements on our real estate loans deemed to be purchased credit impaired finance receivables and TDR finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $1.3 billion to finance receivables held for sale and the subsequent sales of these real estate loans during the first half of 2014. The allowance for finance receivables losses was eliminated with the application of push-down accounting as the allowance for finance receivable losses was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Net loss on repurchases and repayments of debt of $6.6 million for the six months ended June 30, 2014 reflected repurchases of debt in 2014 at net amounts greater than carrying value.

Net gain on sales of real estate loans and related trust assets of $90.0 million for the six months ended June 30, 2014 reflected the reversal of the remaining unaccreted push-down accounting basis for these real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. See Note 1 of the Notes to Condensed Financial Statements for further information on these sales.

Provision for income taxes totaled $56.9 million for the six months ended June 30, 2014 compared to $13.0 million for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was 38.3% compared to 39.6% for the same period in 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 differed from the federal statutory rates primarily due to the effect of our state income taxes.

Reconciliation of Income before Provision for Income Taxes on Push-Down Accounting Basis to Historical Accounting Basis

Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at November 30, 2010, the date of the Fortress Acquisition, in accordance with business combination accounting standards, or push-down accounting. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustments recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition, in each case, as described in more detail in the footnotes to the table below. In addition, push-down accounting resulted in the elimination of accretion or amortization of discounts, premiums, and other deferred costs on our finance receivables and long-term debt prior to the Fortress Acquisition. The reconciliations of income before provision for income taxes on a push-down accounting basis to income before provision for income taxes on a historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Income before provision for income taxes - push-down accounting basis	$86,089	$43,545	$148,371	$32,911
Interest income adjustments (a)	(32,706)	(49,404)	(67,980)	(97,138)
Interest expense adjustments (b)	35,256	34,563	63,884	70,370
Provision for finance receivable losses adjustments (c)	1,921	12,266	1,663	13,295
Repurchases and repayments of long-term debt adjustments (d)	—	(21,134)	(4,884)	(21,134)
Fair value adjustments on debt (e)	—	18,247	8,298	33,211
Sales of finance receivables held for sale originated as held for investment adjustments (f)	(57,619)	—	(174,981)	—
Amortization of other intangible assets (g)	1,095	1,308	2,221	2,718
Other (h)	654	2,090	1,072	3,409
Income (loss) before provision for (benefit from) income taxes -historical accounting basis	$34,690	$41,481	$(22,336)	$37,642

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

Components of interest income adjustments consisted of:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Accretion of net discount applied to non-credit impaired net finance receivables	$(24,087)	$(39,882)	$(49,522)	$(77,508)
Credit impaired finance receivables finance charges	(11,578)	(14,257)	(24,320)	(28,297)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	2,959	4,735	5,862	8,667
Total	$(32,706)	$(49,404)	$(67,980)	$(97,138)

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

Components of interest expense adjustments were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Accretion of net discount applied to long-term debt	$36,560	$46,210	$73,695	$96,197
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(1,304)	(11,647)	(9,811)	(25,827)
Total	$35,256	$34,563	$63,884	$70,370

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

Components of provision for finance receivable losses adjustments were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Allowance for finance receivable losses adjustments	$12,720	$28,659	$22,099	$48,266
Net charge-offs	(10,799)	(16,393)	(20,436)	(34,971)
Total	$1,921	$12,266	$1,663	$13,295

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

(f)           Fair value adjustments on sales of finance receivables held for sale originated as held for investment reflect the reversal of the remaining unaccreted push-down accounting basis for net finance receivables, less allowance for finance receivable losses established at the date of the Fortress Acquisition that were sold in March 2014.

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

At June 30, 2014, the remaining unaccreted push-down accounting basis totaled $359.3 million for net finance receivables, less allowance for finance receivable losses and $653.1 million for long-term debt.

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

Interest expense

Disaggregated into three categories based on the underlying debt that the expense pertains to:

•      securitizations — allocated to the segments whose finance receivables serve as the collateral securing each of the respective debt instruments;

•      unsecured debt — allocated to the segments based on the remaining balance of debt by segment; and

•      secured term loan — allocated to the segments whose finance receivables served as the collateral securing each of the respective debt instruments.

Provision for finance receivable losses	Directly correlated with a specific segment except for allocations to “other,” which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.

Insurance revenues	Directly correlated with a specific segment.

Investment revenues	Directly correlated with a specific segment.

Net gain (loss) on repurchases and repayments of debt	Allocated to the segments based on the interest expense allocation of debt.

Net gain (loss) on fair value adjustments on debt	Directly correlated with a specific segment.

Other revenues — other

Directly correlated with a specific segment except for gains and losses on foreign currency exchange and derivatives. These items are allocated to the segments based on the interest expense allocation of debt.

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

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis) are presented in the table below on an aggregate basis:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Interest income	$219,374	$170,538	$428,320	$331,021

Interest expense	40,572	36,188	81,194	73,139

Net interest income	178,802	134,350	347,126	257,882

Provision for finance receivable losses	47,408	(5,946)	92,340	14,015

Net interest income after provision for finance receivable losses	131,394	140,296	254,786	243,867

Other revenues:
Insurance	42,655	35,956	81,039	68,848
Investment	11,663	13,094	21,930	23,479
Net loss on repurchases and repayments of debt	—	(1,500)	(1,426)	(1,500)
Other	2,421	2,917	4,584	5,140
Total other revenues	56,739	50,467	106,127	95,967

Other expenses:
Operating expenses:
Salaries and benefits	68,877	64,597	138,910	127,575
Other operating expenses	37,313	32,371	72,115	63,856
Insurance loss and loss adjustment expenses	18,861	16,556	37,472	31,524
Total other expenses	125,051	113,524	248,497	222,955

Pretax operating income	$63,082	$77,239	$112,416	$116,879

Selected financial statistics for Consumer (which are reported on a historical accounting basis) were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Consumer

Net finance receivables			$3,351,722	$2,804,834
Number of accounts			857,884	755,066

Average net receivables	$3,249,434	$2,675,050	$3,187,264	$2,608,863

Yield	27.04%	25.57%	27.00%	25.49%

Gross charge-off ratio (a)	5.78%	4.36%	5.67%	5.50%
Recovery ratio (b)	(0.68)%	(5.04)%	(0.62)%	(3.22)%
Charge-off ratio (a) (b)	5.10%	(0.68)%	5.05%	2.28%

Delinquency ratio			2.28%	1.92%

Origination volume	$938,653	$897,577	$1,655,681	$1,557,091
Number of accounts	208,791	210,448	368,625	370,476

(a)         The gross charge-off ratio and charge-off ratio for the six months ended June 30, 2013 reflect $14.5 million of additional charge-offs recorded in March 2013 (on a historical accounting basis) related to our change in charge-off policy for personal loans effective March 31, 2013. Excluding these additional charge-offs, our Consumer gross charge-off ratio would have been 4.37% for the six months ended June 30, 2013.

(b)         The recovery ratio and charge-off ratio for the three and six months ended June 30, 2013 reflect $25.4 million of recoveries on charged-off core personal loans resulting from a sale of previously charged-off finance receivables in June 2013. Excluding these recoveries, our Consumer charge-off ratio would have been 3.18% for the three months ended June 30, 2013. Excluding the impacts of the $14.5 million of additional charge-offs and the $25.4 million of recoveries on charged-off core personal loans, our Consumer charge-off ratio would have been 3.11% for the six months ended June 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended June 30, 2014 and 2013

Finance charges increased $48.8 million for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to increases in average net receivables and yield. Average net receivables increased for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to increased originations on personal loans resulting from our continued focus on personal loans. Yield increased for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns.

Interest expense increased $4.4 million for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Provision for finance receivable losses increased $53.4 million for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to $25.4 million of recoveries recorded in June 2013 on previously charged-off personal loans resulting from a sale of these loans in June 2013. The increase also reflected additional allowance requirements reflecting increased originations of personal loans in the 2014 period and higher personal loan delinquency ratio at June 30, 2014.

Insurance revenues increased $6.7 million for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in the 2014 period.

(dollars in thousands)
Three Months Ended June 30,	2014	2013

Salaries and benefits - Consumer	$63,721	$60,600
Salaries and benefits - Insurance	5,156	3,997
Total	$68,877	$64,597

(dollars in thousands)
Three Months Ended June 30,	2014	2013

Other operating expenses - Consumer	$33,703	$29,630
Other operating expenses - Insurance	3,610	2,741
Total	$37,313	$32,371

Other operating expenses increased $4.9 million for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to higher professional fees, advertising, and information technology expenses.

Insurance losses and loss adjustment expenses increased $2.3 million for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to an unfavorable variance in benefit reserves and claim reserves.

Comparison of Pretax Operating Results for Six Months Ended June 30, 2014 and 2013

Finance charges increased $97.3 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to increases in average net receivables and yield. Average net receivables increased for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to increased originations on personal loans resulting from our continued focus on personal loans. Yield increased for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns.

Interest expense increased $8.1 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Provision for finance receivable losses increased $78.3 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to $25.4 million of recoveries recorded in June 2013 on previously charged-off personal loans resulting from a sale of these loans in June 2013. The increase also reflected additional allowance requirements reflecting increased originations of personal loans in the 2014 period and higher personal loan delinquency ratio at June 30, 2014.

Insurance revenues increased $12.2 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in the 2014 period.

(dollars in thousands)
Six Months Ended June 30,	2014	2013

Salaries and benefits - Consumer	$129,200	$120,653
Salaries and benefits - Insurance	9,710	6,922
Total	$138,910	$127,575

(dollars in thousands)
Six Months Ended June 30,	2014	2013

Other operating expenses - Consumer	$65,280	$58,775
Other operating expenses - Insurance	6,835	5,081
Total	$72,115	$63,856

Other operating expenses increased $8.3 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to higher advertising, information technology, and professional expenses.

Insurance losses and loss adjustment expenses increased $5.9 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to an unfavorable variance in claim reserves.

Reconciliation of Income before Provision for Income Taxes on Historical Accounting Basis to Pretax Core Earnings

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

The following is a reconciliation of income before provision for income taxes on a historical accounting basis to pretax core earnings:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$34,690	$41,481	$(22,336)	$37,642
Adjustments:
Pretax operating loss - Non-Core Portfolio Operations	22,280	48,871	127,250	96,185
Pretax operating (income) loss - Other/ non-originating legacy operations	6,112	(13,113)	7,502	(16,948)
Net loss from accelerated repayment/ repurchase of debt - Consumer	—	1,500	1,426	1,500
Pretax core earnings	$63,082	$78,739	$113,842	$118,379

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Interest income	$134,961	$175,618	$288,206	$360,574

Interest expense	94,142	139,525	204,490	292,213

Net interest income	40,819	36,093	83,716	68,361

Provision for finance receivable losses	20,615	64,805	81,989	137,053

Net interest income (loss) after provision for finance receivable losses	20,204	(28,712)	1,727	(68,692)

Other revenues:
Net loss on repurchases and repayments of debt	—	(19,600)	(10,025)	(19,600)
Net gain on fair value adjustments on debt	—	18,247	8,298	33,211
Net loss on sales of real estate loans and related trust assets *	(22,819)	—	(84,995)	—
Other	425	1,600	(684)	528
Total other revenues	(22,394)	247	(87,406)	14,139

Other expenses:
Operating expenses:
Salaries and benefits	8,847	6,493	17,373	12,990
Other operating expenses	11,243	13,913	24,198	28,642
Total other expenses	20,090	20,406	41,571	41,632

Pretax operating loss	$(22,280)	$(48,871)	$(127,250)	$(96,185)

*                 Consistent with our segment reporting presentation in Note 16 of the Notes to Condensed Consolidated Financial Statements, we have combined the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

			At or for the	At or for the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Real estate

Net finance receivables			$7,196,486	$9,776,984
Number of accounts			103,595	126,026

TDR finance receivables			$2,949,482	$3,047,652
Allowance for finance receivables losses - TDR			$704,400	$706,001
Provision for finance receivable losses - TDR	$20,890	$55,826	$65,741	$101,607

Average net receivables	$7,752,757	$9,934,162	$8,334,087	$10,089,223

Yield	6.85%	7.09%	6.80%	7.21%

Loss ratio (a) (b)	1.96%	2.39%	1.79%	2.18%

Delinquency ratio			8.88%	7.49%

(a)         The loss ratio for the six months ended June 30, 2014 reflects $2.2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks. Excluding these recoveries, our Real Estate loss ratio would have been 1.85% for the six months ended June 2014.

(b)         The loss ratio for the three and six months ended June 30, 2013 reflect $9.9 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off finance receivables in June 2013. Excluding these recoveries, our Real Estate loss ratio would have been 2.79% and 2.37%, respectively, for the three and six months ended June 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended June 30, 2014 and 2013

(dollars in thousands)
Three Months Ended June 30,	2014	2013

Interest income:
Finance charges	$132,409	$175,618
Interest income on finance receivables held for sale originated as held for investment	2,552	—
Total	$134,961	$175,618

Finance charges decreased $43.2 million for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $1.4 billion associated with the 2010 and 2009 securitizations and an additional transfer of real estate loans with a carrying value of $77.1 million to finance receivables held for sale and the subsequent sales of these real estate loans during the first half of 2014. The decrease in yield for the three months ended June 30, 2014 reflected the transfers of the real estate loans to finance receivables held for sale on June 1, 2014.

Interest expense decreased $45.4 million for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to lower secured term loan and unsecured debt interest expense allocated to Real Estate, partially offset by higher ratio of securitization interest expense reflecting Real Estate’s utilization of two real estate loan securitization transactions during the past twelve months.

Provision for finance receivable losses decreased $44.2 million for the three months ended June 30, 2014 when compared to the same period in 2013. The decrease in provision for finance receivable losses reflected a reduction in the allowance requirements recorded for the three months ended June 30, 2014 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $1.5 billion to finance receivables held for sale and the subsequent sales of these real estate loans during the first half of 2014. The decrease was partially offset by $9.9 million of recoveries recorded in June 2013 on previously charged-off real estate loans resulting from a sale of these loans in June 2013 and increases to the allowance for finance receivable losses reflecting higher real estate loan delinquency ratio at June 30, 2014.

Net loss on repurchases and repayments of debt of $19.6 million for the three months ended June 30, 2013 reflected acceleration of amortization on deferred costs and repurchases of debt at net amounts greater than carrying value for the three months ended June 30, 2013.

Net gain on fair value adjustments on debt of $18.2 million for the three months ended June 30, 2013 reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net loss on sales of real estate loans and related trust assets of $22.8 million for the three months ended June 30, 2014 primarily reflected the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sale of these loans.

Comparison of Pretax Operating Results for Six Months Ended June 30, 2014 and 2013

(dollars in thousands)
Six Months Ended June 30,	2014	2013

Interest income:
Finance charges	$281,076	$360,574
Interest income on finance receivables held for sale originated as held for investment	7,130	—
Total	$288,206	$360,574

Finance charges decreased $79.5 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $1.4 billion associated with the 2010 and 2009 securitizations and an additional transfer of real estate loans with a carrying value of $77.1 million to finance receivables held for sale and the subsequent sales of these real estate loans during the first half of 2014. The decrease in yield for the six months ended June 30, 2014 reflected the transfers of the real estate loans to finance receivables held for sale during the first half of 2014.

Interest expense decreased $87.7 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to lower secured term loan and unsecured debt interest expense allocated to Real Estate, partially offset by higher ratio of securitization interest expense reflecting Real Estate’s utilization of two real estate loan securitization transactions during the past twelve months.

Provision for finance receivable losses decreased $55.1 million for the six months ended June 30, 2014 when compared to the same period in 2013. The decrease in provision for finance receivable losses reflected a reduction in the allowance requirements recorded for the six months ended June 30, 2014 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $1.5 billion to finance receivables held for sale and the subsequent sales of these real estate loans during the first half of 2014. The decrease was partially offset by $9.9 million of recoveries recorded in June 2013 on previously charged-off real estate loans resulting from a sale of these loans in June 2013 and increases to the allowance for finance receivable losses reflecting higher real estate loan delinquency ratio at June 30, 2014.

Net loss on repurchases and repayments of debt of $10.0 million and $19.6 million for the six months ended June 30, 2014 and 2013, respectively, reflected acceleration of amortization on deferred costs and repurchases of debt at net amounts greater than carrying value for the six month periods.

Net gain on fair value adjustments on debt of $8.3 million and $33.2 million for the six months ended June 30, 2014 and 2013, respectively, reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net loss on sales of real estate loans and related trust assets of $85.0 million for the six months ended June 30, 2014 primarily reflected the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Effective June 1, 2014, we also report (on a prospective basis) certain real estate loans with equity capacity in Other. These short equity loans, which have liquidated down to an immaterial level, were previously included in our Core Consumer Operations. At June 1, 2014, the transfer date, these loans totaled $16.3 million.

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Interest income	$4,312	$12,286	$9,416	$27,630

Interest expense	1,827	4,009	3,975	8,869

Net interest income	2,485	8,277	5,441	18,761

Provision for finance receivable losses	4,302	(6,741)	5,266	(5,748)

Net interest income (loss) after provision for finance receivable losses	(1,817)	15,018	175	24,509

Other revenues:
Insurance	33	20	71	40
Net loss on repurchases and repayments of debt	—	(271)	(48)	(271)
Other	1,334	5,469	3,314	9,861
Total other revenues	1,367	5,218	3,337	9,630

Other expenses:
Operating expenses:
Salaries and benefits	3,596	4,604	7,267	13,080
Other operating expenses	2,066	2,519	3,747	4,111
Total other expenses	5,662	7,123	11,014	17,191

Pretax operating income (loss)	$(6,112)	$13,113	$(7,502)	$16,948

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
June 30,	2014	2013

Net finance receivables:
Personal loans	$39,849	$89,706
Real estate loans	7,081	8,053
Retail sales finance	71,449	146,683
Total	$118,379	$244,442

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

FINANCE RECEIVABLES

Net finance receivables by originated before and after the Fortress Acquisition and the related allowance for finance receivable losses were as follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Personal Loans
FA Performing Loans at Fortress Acquisition	$132,844	$168,386
Originated after Fortress Acquisition	3,253,054	2,991,546
Allowance for finance receivable losses	(106,249)	(94,323)
Personal loans, less allowance for finance receivable losses	3,279,649	3,065,609

Real Estate Loans
FA Performing Loans at Fortress Acquisition	5,061,552	6,504,781
FA Credit Impaired Loans	1,121,609	1,307,882
Originated after Fortress Acquisition*	67,143	72,353
Allowance for finance receivable losses	(258,897)	(236,032)
Real estate loans, less allowance for finance receivable losses	5,991,407	7,648,984

Retail Sales Finance
FA Performing Loans at Fortress Acquisition	44,452	63,158
Originated after Fortress Acquisition	23,974	35,753
Allowance for finance receivable losses	(1,350)	(1,840)
Retail sales finance, less allowance for finance receivable losses	67,076	97,071

Total net finance receivables, less allowance	$9,338,132	$10,811,664

Allowance for finance receivable losses as a percentage of finance receivables
Personal loans	3.14%	2.98%
Real estate loans	4.14%	2.99%
Retail sales finance	1.97%	1.86%

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

The following is a summary of net finance receivables by type and by days delinquent:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

June 30, 2014

Net finance receivables:
60-89 days past due	$28,204	$86,695	$705	$115,604
90-119 days past due	20,614	64,889	623	86,126
120-149 days past due	16,237	47,314	500	64,051
150-179 days past due	14,088	34,325	380	48,793
180 days or more past due	1,493	312,604	87	314,184
Total delinquent finance receivables	80,636	545,827	2,295	628,758
Current	3,255,401	5,537,586	64,425	8,857,412
30-59 days past due	49,861	166,891	1,706	218,458
Total	$3,385,898	$6,250,304	$68,426	$9,704,628

December 31, 2013

Net finance receivables:
60-89 days past due	$28,297	$96,778	$1,290	$126,365
90-119 days past due	22,648	67,966	1,017	91,631
120-149 days past due	18,662	54,882	757	74,301
150-179 days past due	14,618	45,040	740	60,398
180 days or more past due	934	353,003	173	354,110
Total delinquent finance receivables	85,159	617,669	3,977	706,805
Current	3,027,460	7,092,107	92,093	10,211,660
30-59 days past due	47,313	175,240	2,841	225,394
Total	$3,159,932	$7,885,016	$98,911	$11,143,859

TROUBLED DEBT RESTRUCTURING

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables were as follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013

TDR net finance receivables	$1,343,084	$1,371,321
Allowance for TDR finance receivable losses	$194,993	$177,011
Allowance as a percentage of TDR net finance receivables	14.52%	12.91%
Number of TDR accounts	15,119	14,538

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013

Real Estate Loans

Number of TDR accounts	205	203	434	427
TDR net finance receivables*	$13,174	$15,711	$28,677	$33,961

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

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $69.3 million as of June 30, 2014.

At June 30, 2014, we had $841.1 million of cash and cash equivalents, and during the six months ended June 30, 2014, we generated net income of $91.5 million. Our net cash inflow from operating and investing activities totaled $1.3 billion for the six months ended June 30, 2014. At June 30, 2014, our remaining scheduled principal and interest payments for 2014 on our existing debt (excluding securitizations) totaled $524.8 million. As of June 30, 2014, we had $1.7 billion UPB of unencumbered personal loans and $2.4 billion UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. On a historical accounting basis, our floating-rate debt represented 1% of our borrowings at June 30, 2014 and 10% at December 31, 2013.

LIQUIDITY

Operating Activities

Cash from operations increased $48.1 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to higher net interest income.

Investing Activities

Net cash provided by investing activities increased $794.7 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to sales of finance receivables held for sale originated as held for investment during the first half of 2014.

Financing Activities

Net cash used for financing activities decreased $357.0 million for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to the repayments of the secured term loan and the 2013-BAC trust notes in late March 2014.

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

•                  the liquidation and related losses within our remaining real estate portfolio could be material and result in reduced cash receipts;

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

OUR DEBT AGREEMENTS

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payment of principal of, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2014, approximately $5.1 billion aggregate principal amount of senior notes, including $3.9 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350.0 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

As of June 30, 2014, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SFC’s financial results for the twelve months ended March 31, 2014, a mandatory trigger event occurred with respect to the payment due in July 2014 as the average fixed charge ratio was 0.93x. On July 10, 2014, SFC issued one share of SFC common stock to SFI for $10.5 million to satisfy the July 2014 interest payments required by SFC’s debentures.

Consumer Loan Securitization

In connection with the Sumner Brook 2013-VFN1 securitization, SFC is required to maintain an available cash covenant and a consolidated tangible net worth covenant. At June 30, 2014, SFC is in compliance with these covenants.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act. As of June 30, 2014, our structured financings consisted of the following:

			Current		Current
	Initial Note	Initial	Note	Current	Weighted
	Amounts	Collateral	Amounts	Collateral	Average	Collateral	Revolving
(dollars in thousands)	Issued (a)	Balance (b)	Outstanding	Balance (b)	Interest Rate	Type	Period

Mortgage Securitizations (c)
SLFMT 2011-1	$365,441	$496,861	$227,654	$352,379	4.94%	Mortgage loans	N/A
SLFMT 2012-1	394,611	473,009	254,709	368,418	4.17%	Mortgage loans	N/A
SLFMT 2012-2	770,806	970,034	537,163	799,609	3.39%	Mortgage loans	N/A
SLFMT 2012-3	794,854	1,030,568	580,510	884,622	2.55%	Mortgage loans	N/A
SLFMT 2013-1	782,489	1,021,846	634,814	910,152	2.33%	Mortgage loans	N/A
SLFMT 2013-2	756,878	1,137,307	665,804	1,068,229	2.73%	Mortgage loans	N/A
SLFMT 2013-3	292,978	500,390	273,088	484,679	2.88%	Mortgage loans	N/A

Consumer Securitizations
SLFMT 2013-A	567,880	662,247	567,880	662,256	2.75%	Personal loans	2 years
SLFMT 2013-B	370,170	441,989	370,170	441,997	3.99%	Personal loans	3 years
SLFMT 2014-A	559,260	644,331	559,260	644,333	2.55%	Personal loans	2 years

Total secured structured financings	$5,655,367	$7,378,582	$4,671,052	$6,616,674

(a)    Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)   Represents UPB of the collateral supporting the issued and retained notes.

(c)           In the third quarter of 2014, we entered into an agreement to sell our remaining beneficial interests in the mortgage-backed retained certificates. We expect the sales transaction to be completed on or before August 29, 2014.

In addition to the structured financings included in the table above, we completed one conduit securitization in 2014 and three conduit securitizations in 2013. At June 30, 2014, we had drawn $100 million under these notes.

Our 2013 and 2014 securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Weighted average interest rate	5.25%	5.65%	5.37%	5.79%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2014 or December 31, 2013, other than certain representations and warranties associated with the sales of the 2010-1 and 2009-1 retained certificates during the first half of 2014. As of June 30, 2014, we had no repurchase activity related to these sales.

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

There have been no significant changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk previously disclosed in Part II, Item 7A of our 2013 Annual Report on Form 10-K.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period. Based on their evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2013, described within the 2013 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of June 30, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Sale of Mortgage Loans and Securitization Interests

On August 6, 2014, we entered into an agreement to sell the Mortgage Loans and the Securities issued by each respective Trust, as described in Note 19 of the Notes to Condensed Consolidated Financial Statements, the text of which is incorporated by reference into this Item 5. We expect the sales transactions to be completed on or before August 29, 2014, subject to the satisfaction of customary closing conditions.

We will not retain any interest in the certificates issued by, or the real estate loans included in, the respective Trusts. As a result, we will deconsolidate the underlying real estate loans and previously issued securitized interests on the date of sale. At June 30, 2014, the total carrying value of the real estate loans included in the sales transactions noted above totaled $5.3 billion and, as such, reflects a liquidation of a substantial portion of our real estate loans, which totaled $6.0 billion at June 30, 2014, net of allowance for finance receivable losses.

Sale of Servicing Rights of Real Estate Loans

On August 6, 2014, we entered into an agreement, dated and effective as of August 1, 2014, with Nationstar to sell our Servicing Rights for the real estate loans that collateralized previously issued securitizations, as described in Note 19 of the Notes to Condensed Consolidated Financial Statements, the text of which is incorporated by reference into this Item 5. The transfer of servicing is expected to be completed by September 30, 2014, subject to the satisfaction of customary closing conditions.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 95 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	August 11, 2014	By	/s/ Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

3.1

Amended and Restated Articles of Incorporation of Springleaf Finance Corporation (the “Company”) (formerly American General Finance Corporation), as amended to date. Incorporated by reference to Exhibit (3a.) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

3.2	Amended and Restated By-laws of the Company, as amended to date. Incorporated by reference to Exhibit (3b.) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Finance Corporation

32	Section 1350 Certifications

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