Form 10-Q
period 2014-09-30
SPRINGLEAF FINANCE CORP
filed 2014-11-14
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 14, 2014, there were 10,160,020 shares of the registrant’s common stock, $.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)	September 30, 2014	December 31, 2013

Assets

Cash and cash equivalents	$1,919,184	$374,835
Investment securities	1,696,870	555,614
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $1.8 billion in 2014 and $1.6 billion in 2013)	3,579,588	3,159,932
SpringCastle Portfolio (includes loans of consolidated VIEs of $2.1 billion in 2014)	2,083,145	—
Real estate loans (includes loans of consolidated VIEs of $0 in 2014 and $5.6 billion in 2013)	655,545	7,885,016
Retail sales finance	56,900	98,911
Net finance receivables	6,375,178	11,143,859
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $67.8 million in 2014 and $153.1 million in 2013)	(162,440)	(332,195)
Net finance receivables, less allowance for finance receivable losses	6,212,738	10,811,664
Finance receivables held for sale	493,196	—
Note receivable from parent	167,989	167,989
Restricted cash (includes restricted cash of consolidated VIEs of $295.7 million in 2014 and $345.9 million in 2013)	311,425	358,759
Other assets	533,788	463,176

Total assets	$11,335,190	$12,732,037

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $3.1 billion in 2014 and $5.2 billion in 2013)	$7,858,037	$10,640,728
Insurance claims and policyholder liabilities	430,052	394,168
Deferred and accrued taxes	159,764	145,534
Other liabilities	329,542	223,466
Total liabilities	8,777,395	11,403,896
Commitments and contingent liabilities (Note 13)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,020 and 10,160,018 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,080	5,080
Additional paid-in capital	740,385	422,015
Accumulated other comprehensive income	34,267	28,095
Retained earnings	1,369,712	872,951
Springleaf Finance Corporation shareholder’s equity	2,149,444	1,328,141
Non-controlling interests	408,351	—
Total shareholder’s equity	2,557,795	1,328,141

Total liabilities and shareholder’s equity	$11,335,190	$12,732,037

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Interest income:
Finance charges	$385,314	$417,141	$1,171,994	$1,233,504
Finance receivables held for sale originated as held for investment	46,502	—	53,744	—
Total interest income	431,816	417,141	1,225,738	1,233,504

Interest expense	172,492	205,270	526,035	649,861

Net interest income	259,324	211,871	699,703	583,643

Provision for finance receivable losses	92,114	101,390	273,372	260,005

Net interest income after provision for finance receivable losses	167,210	110,481	426,331	323,638

Other revenues:
Insurance	44,010	38,277	125,116	107,144
Investment	11,206	6,532	31,266	25,858
Net loss on repurchases and repayments of debt	—	(33,572)	(6,615)	(33,809)
Net gain on fair value adjustments on debt	1,523	—	1,523	—
Net gain on sales of real estate loans and related trust assets	616,534	—	706,520	—
Other	(10,454)	5,514	(3,240)	20,874
Total other revenues	662,819	16,751	854,570	120,067

Other expenses:
Operating expenses:
Salaries and benefits	85,602	209,625	249,065	363,163
Other operating expenses	76,688	52,110	178,694	151,034
Insurance losses and loss adjustment expenses	20,141	16,550	57,173	47,650
Total other expenses	182,431	278,285	484,932	561,847

Income (loss) before provision for (benefit from) income taxes	647,598	(151,053)	795,969	(118,142)

Provision for (benefit from) income taxes	219,092	(57,145)	275,983	(44,097)

Net income (loss)	428,506	(93,908)	519,986	(74,045)

Net income attributable to non-controlling interests	23,225	—	23,225	—

Net income (loss) attributable to Springleaf Finance Corporation	$405,281	$(93,908)	$496,761	$(74,045)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised

Net income (loss)	$428,506	$(93,908)	$519,986	$(74,045)

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	(8)	(17)	(357)	(135)
All other investment securities	(3,826)	(412)	15,500	(10,747)
Foreign currency translation adjustments	761	(2,056)	267	38

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than-temporary impairments were taken	3	6	125	47
All other investment securities	1,340	146	(5,427)	3,759
Other comprehensive income (loss), net of tax, before reclassification adjustments	(1,730)	(2,333)	10,108	(7,038)

Reclassification adjustments included in net income (loss):
Net realized (gains) losses on investment securities	(2,758)	312	(6,055)	(1,603)
Cash flow hedges	—	—	—	(160)

Income tax effect:
Net realized gains (losses) on investment securities	965	(109)	2,119	561
Cash flow hedges	—	—	—	56
Reclassification adjustments included in net income (loss), net of tax	(1,793)	203	(3,936)	(1,146)
Other comprehensive income (loss), net of tax	(3,523)	(2,130)	6,172	(8,184)

Comprehensive income (loss)	424,983	(96,038)	526,158	(82,229)

Comprehensive income attributable to non-controlling interests	23,225	—	23,225	—

Comprehensive income (loss) attributable to Springleaf Finance Corporation	$401,758	$(96,038)	$502,933	$(82,229)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2014	$5,080	$422,015	$28,095	$872,951	$1,328,141	$—	$1,328,141
Capital contributions from parent	—	21,731	—	—	21,731	—	21,731
Capital contribution of capital stock of Springleaf Acquisitions Corporation	—	295,691	—	—	295,691	394,593	690,284
Share-based compensation expense, net of forfeitures	—	948	—	—	948	—	948
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(9,467)	(9,467)
Change in net unrealized gains:
Investment securities	—	—	5,905	—	5,905	—	5,905
Foreign currency translation adjustments	—	—	267	—	267	—	267
Net income	—	—	—	496,761	496,761	23,225	519,986
Balance, September 30, 2014	$5,080	$740,385	$34,267	$1,369,712	$2,149,444	$408,351	$2,557,795

Balance, January 1, 2013 - Revised	$5,080	$256,015	$25,896	$955,591	$1,242,582	$—	$1,242,582
Capital contributions from parent	—	21,000	—	—	21,000	—	21,000
Share-based compensation expense, net of forfeitures	—	131,250	—	—	131,250	—	131,250
Change in net unrealized losses:
Investment securities	—	—	(8,118)	—	(8,118)	—	(8,118)
Cash flow hedges	—	—	(104)	—	(104)	—	(104)
Foreign currency translation adjustments	—	—	38	—	38	—	38
Net loss	—	—	—	(74,045)	(74,045)	—	(74,045)
Balance, September 30, 2013 - Revised	$5,080	$408,265	$17,712	$881,546	$1,312,603	$—	$1,312,603

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
Nine Months Ended September 30,	2014	2013
		Revised
Cash flows from operating activities
Net income (loss)	$519,986	$(74,045)
Reconciling adjustments:
Provision for finance receivable losses	273,372	260,005
Depreciation and amortization	31,580	52,993
Deferred income tax charge (benefit)	13,985	(109,181)
Net gain on fair value adjustments on debt	(1,523)	—
Net gain on sales of real estate loans and related trust assets	(706,520)	—
Net charge-offs on finance receivables held for sale	10,713	—
Net loss on repurchases and repayments of debt	6,615	33,809
Share-based compensation expense, net of forfeitures	948	131,250
Other	791	(445)
Cash flows due to changes in:
Other assets and other liabilities	76,721	90,572
Insurance claims and policyholder liabilities	35,884	14,917
Taxes receivable and payable	(66,318)	(46,147)
Accrued interest and finance charges	(11,248)	(29,957)
Restricted cash not reinvested	(17,460)	(5,715)
Other, net	840	(824)
Net cash provided by operating activities	168,366	317,232

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(1,841,088)	(1,631,192)
Principal collections on finance receivables	1,907,520	1,990,405
Sales and principal collections on finance receivables held for sale originated as held for investment	3,427,423	—
Available-for-sale investment securities purchased	(260,905)	(90,279)
Trading investment securities purchased	(1,064,902)	(6,295)
Available-for-sale investment securities called, sold, and matured	209,125	176,111
Trading investment securities called, sold, and matured	17,592	7,492
Change in notes receivable from parent and affiliate	—	(30,750)
Change in restricted cash	5,241	(227,213)
Proceeds from sale of real estate owned	50,791	87,747
Other, net	4,041	(12)
Net cash provided by investing activities	2,454,838	276,014

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	672,440	3,459,579
Repayment of long-term debt	(1,763,458)	(4,381,451)
Distributions to joint venture partners	(9,467)	—
Capital contributions from parent	21,731	21,000
Net cash used for financing activities	(1,078,754)	(900,872)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in thousands)
Nine Months Ended September 30,	2014	2013
		Revised

Effect of exchange rate changes	(101)	(835)

Net change in cash and cash equivalents	1,544,349	(308,461)
Cash and cash equivalents at beginning of period	374,835	1,357,212
Cash and cash equivalents at end of period	$1,919,184	$1,048,751

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$46,481	$69,521
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$6,810,444	$—
Springleaf Finance, Inc. contribution of consolidated assets from Springleaf Acquisition Corporation to Springleaf Finance Corporation	$2,342,442	$—
Springleaf Finance, Inc. contribution of consolidated liabilities from Springleaf Acquisition Corporation to Springleaf Finance Corporation	$1,652,158	$—
Unsettled investment security purchases and sales	$28,432	$—

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

1. Business and Summary of Significant Accounting Policies

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”).

In connection with the initial public offering of common stock of Springleaf Holdings, Inc. (“SHI”) on October 21, 2013, SFI became a wholly owned subsidiary of SHI. Therefore, all of SFC’s common stock is indirectly owned by SHI. At September 30, 2014, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 75% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and AIG Capital Corporation, a subsidiary of American International Group, Inc. (“AIG”).

SFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“U.S. GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SFC, its subsidiaries (all of which are wholly owned, except for certain subsidiaries associated with a joint venture in which we own a 47% equity interest), and variable interest entities (“VIEs”) in which we hold a controlling financial interest as of the financial statement date.

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

In addition, during the first quarter of 2014, we identified that the disclosure of the allowance for finance receivable losses related to our securitized finance receivables at December 31, 2013, was previously incorrectly overstated by $26.8 million. The parenthetical disclosure of the allowance of consolidated VIEs as of December 31, 2013 on our condensed consolidated balance sheet and the related VIE disclosures in Notes 3 and 9 have been revised in this report to $153.1 million.

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

SIGNIFICANT REAL ESTATE LOAN TRANSACTIONS

In the third quarter of 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans. The Securitization Assets Sale, the MSR Sale, and the September Whole Loan Sales are each defined below and are collectively referred to as the “Asset Sale.” The Asset Sale, along with the real estate transactions that were completed in the first half of 2014 (the “Prior Dispositions”) substantially complete the Company’s previously disclosed plan to liquidate its non-core real estate loans.

In conjunction with these real estate loan transactions, we have closed our servicing centers in Dallas, Texas, Rancho Cucamonga, California, and Wesley Chapel, Florida, and have eliminated certain staff positions in our Evansville, Indiana, location. In total, approximately 300 staff positions were eliminated. However, the total reduction in workforce was approximately 170 employees, as 130 employees have been transferred into other positions at Springleaf. We recorded restructuring costs of $4.3 million in the third quarter of 2014 due to the workforce reductions and the closings of the servicing facilities.

Our insurance subsidiaries have written certain insurance policies on properties collateralizing the loans that have been deconsolidated or disposed of as a result of these sales. As part of the disposition, the insurance policies associated with the sold loans have been or will be cancelled.

The “Securitization Assets Sale”

On August 6, 2014, SFC and Eighth Street Funding, LLC, Eleventh Street Funding, LLC, Twelfth Street Funding, LLC, Fourteenth Street Funding, LLC, Fifteenth Street Funding, LLC, Seventeenth Street Funding, LLC, and Nineteenth Street Funding, LLC (each a wholly owned subsidiary of SFC and collectively, the “Depositors”) entered into an agreement to sell, subject to certain closing conditions, certain notes and trust certificates (collectively, the “Securities”) backed by mortgage loans of the Springleaf Mortgage Loan Trust (“SMLT”) 2011-1, SMLT 2012-1, SMLT 2012-2, SMLT 2012-3, SMLT 2013-1, SMLT 2013-2, and SMLT 2013-3 (each, a “Trust”, and the issuance of the Securities by each Trust, a “Springleaf Transaction”) to Credit Suisse Securities (USA) LLC and its affiliates (“Credit Suisse”). The agreement also included the sale of the rights to receive any funds remaining in the reserve account established for each Springleaf Transaction, and certain related rights, representing substantially all of the Company’s remaining interests in the Trusts, to Credit Suisse.

On August 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. The Depositors completed this transaction on August 29, 2014, at which time, the real estate loans included in the transaction had a carrying value of $4.0 billion (after the basis adjustment for the related allowance for finance receivable losses). The purchase price for the Securitization Asset Sale was $1.6 billion. As a result of the sale, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

The “MSR Sale”

Additionally, in a separate transaction on August 6, 2014, SFC and its wholly owned subsidiary, MorEquity, Inc. (“MorEquity”) (collectively, the “Sellers”), entered into a Mortgage Servicing Rights Purchase and Sale Agreement, dated and effective as of August 1, 2014, with Nationstar Mortgage LLC (“Nationstar”), pursuant to which the Sellers agreed to sell to Nationstar all of their rights and responsibilities as servicer, primary servicer, and/or master servicer of the mortgage loans primarily underlying the Sellers’ securitizations completed in 2011, 2012 and 2013 (each a “Pool” and collectively, the “Pools”) with an aggregate unpaid principal balance (“UPB”) of approximately $5 billion. Additionally, Nationstar agreed to assume on and after the effective date, all of the Sellers’ rights and responsibilities as servicer, primary servicer and/or master servicer, as applicable, for each Pool arising and to be performed on and after the sale date, which include, among other things, the right to receive the related servicing fee on a monthly basis.

The purchase price for the MSR Sale was $38.8 million. Approximately 50% of the proceeds of the MSR Sale were received on August 29, 2014, the closing date, and 40% of the proceeds of the MSR Sale were received on October 23, 2014. The remaining 10% is subject to a holdback for resolution of missing documentation and other customary conditions, and is expected to be received no later than 120 days after the date of transfer of servicing upon resolution of those conditions. See Note 19 for further information on the subsequent payment received from Nationstar on October 23, 2014. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The servicing for each Pool was transferred on September 30, 2014. From the closing of the MSR Sale on August 29, 2014, until the servicing transfer on September 30, 2014, the Company continued to service certain loans on behalf of Nationstar under an interim servicing agreement.

The “September Whole Loan Sales”

On August 6, 2014, SFC and Credit Suisse agreed to the terms of sale of certain performing and non-performing mortgage loans by certain indirect subsidiaries of SHI (referred to herein as the “Probable Whole Loan Sales”). On August 1, 2014, the real estate loans included in the Probable Whole Loan Sales were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. We completed the sale of a portion of the Probable Whole Loan Sales on September 30, 2014 (the “September Whole Loan Sales”) at which time, the real estate loans included in the September Whole Loan Sales had a carrying value of $768.6 million (after the basis adjustment for the related allowance for finance receivable losses).

The aggregate purchase price of $795.1 million for the September Whole Loan Sales included a holdback provision of $120 million of which $40 million was subject to finalization of the terms and conditions of administering the holdback and the remainder was subject to our ability to cure certain documentation deficiencies within the 60 day period (subject to extension under certain circumstances) subsequent to the closing of the sale. See Note 19 for further information on the subsequent payments received from Credit Suisse on October 16 and November 7, 2014.

Prior Dispositions

The “Prior Dispositions” included the following transactions:

The “Sixth Street Disposition”. On May 23, 2014, Sixth Street Funding LLC (“Sixth Street”), a wholly owned subsidiary of SFC, agreed to sell and transfer its beneficial interests in the mortgage-backed retained certificates related to a securitization transaction completed in 2010 to Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) for a purchase price of $263.7 million. On June 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. Sixth Street completed this transaction on June 30, 2014, at which time, the real estate loans included in the transaction had a carrying value of $444.4 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the securitization trust holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

The “Third Street Disposition”. On March 6, 2014, Third Street Funding LLC (“Third Street”), a wholly owned subsidiary of SFC, agreed to sell and transfer its beneficial interests in the mortgage-backed retained certificates related to a securitization transaction completed in 2009 to MLPFS for a purchase price of $737.2 million. On March 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. Third Street completed this transaction on March 31, 2014, at which time, the real estate loans included in the transaction had a carrying value of $724.9 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the securitization trust holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

The “MorEquity Disposition”. On March 7, 2014, MorEquity entered into an agreement to sell, subject to certain closing conditions, certain performing and non-performing real estate loans for a purchase price of $79.0 million. On March 1, 2014, these loans were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. MorEquity completed this sale on March 31, 2014, at which time, the real estate loans included in the transaction had a carrying value of $89.9 million (after the basis adjustment for the related allowance for finance receivable losses).

CAPITAL CONTRIBUTION TO SFC

On July 31, 2014, SFI made a capital contribution to SFC, consisting of 100 shares of the common stock, par value of $0.01 per share, of its wholly owned subsidiary, Springleaf Acquisitions Corporation (“SAC”) representing all of the issued and outstanding shares of capital stock of SAC (the “SAC Capital Contribution”). SAC consists primarily of a 47% investment in a joint venture formed to acquire consumer loans in 2013. At July 31, 2014, SAC held consolidated total assets of $2.3 billion, total liabilities of $1.7 billion and equity of $691.0 million, including a non-controlling interest of $394.6 million. Consistent with the contribution of assets and liabilities to an entity in a controlled group, SAC’s assets and liabilities were contributed to SFC at their carrying value as of July 31, 2014, with its results of operations reflected prospectively.

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

Share-based Payments

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which clarifies that performance targets within share-based payment awards that can be met after the requisite service period should be considered performance conditions that affect vesting. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We have evaluated this ASU and concluded that it is not applicable to the Company at this time.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern for each annual and interim reporting period, and disclose in its financial statements whether there is substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The new standard can also be early adopted. Upon adoption, we will perform the going concern assessment in accordance with the requirements of the new ASU.

ACCOUNTING POLICY ELECTIONS

We made certain policy elections with regard to the issuance of long-term debt related to a consumer loan securitization completed on March 26, 2014 (the “2014-A securitization”) and have updated our long-term debt policy previously disclosed in our 2013 Annual Report on Form 10-K to reflect these elections going forward. The updated long-term debt policy is presented below:

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

2. Finance Receivables

Our finance receivable types include personal loans, the SpringCastle Portfolio, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans. At September 30, 2014, $1.7 billion of personal loans, or 48%, were secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 37%, were secured by consumer household goods or other items of personal property, and the remainder was unsecured.

•
SpringCastle Portfolio — are loans jointly acquired from HSBC Finance Corporation and certain of its affiliates (collectively, “HSBC”) on April 1, 2013 through a joint venture in which SFC owns a 47% equity interest as a result of the SAC Capital Contribution on July 31, 2014, as previously discussed in Note 1. These loans include unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. At September 30, 2014, $234.1 million of real estate loans, or 36%, were secured by first mortgages and $421.5 million, or 64%, were secured by second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products.

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

Components of net finance receivables by type were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Gross receivables*	$4,181,830	$2,067,719	$653,101	$62,342	$6,964,992
Unearned finance charges and points and fees	(696,225)	—	(3,260)	(5,922)	(705,407)
Accrued finance charges	52,294	15,426	5,625	480	73,825
Deferred origination costs	41,689	—	79	—	41,768
Total	$3,579,588	$2,083,145	$655,545	$56,900	$6,375,178

December 31, 2013

Gross receivables*	$3,632,462	$—	$7,843,787	$108,457	$11,584,706
Unearned finance charges and points and fees	(559,902)	—	(1,208)	(10,444)	(571,554)
Accrued finance charges	48,008	—	42,163	898	91,069
Deferred origination costs	39,364	—	274	—	39,638
Total	$3,159,932	$—	$7,885,016	$98,911	$11,143,859

*	Gross receivables are defined as follows:

•
finance receivables purchased as a performing receivable — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its fair value;

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

Included in the table above are personal loans with a carrying value of $1.8 billion at September 30, 2014 and $1.6 billion at December 31, 2013 and SpringCastle Portfolio loans with a carrying value of $2.1 billion at September 30, 2014 associated with securitizations that remain on our balance sheet. Also included in the table above are real estate loans with a carrying value of $5.6 billion at December 31, 2013 associated with mortgage securitizations that have been sold or transferred to finance receivables held for sale during the nine months ended September 30, 2014. See Note 1 for further information on these sales. The carrying value of consolidated long-term debt associated with securitizations totaled $3.1 billion at September 30, 2014 and $5.2 billion at December 31, 2013. See Note 9 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables with a carrying value of $1.0 billion at December 31, 2013, which were pledged as collateral for our secured term loan that we fully repaid in March 2014. See Note 8 for further discussion of the repayment of our secured term loan.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Personal loans	$1,462	$4,996
SpringCastle Portfolio	357,914	—
Real estate loans	30,437	32,338
Total	$389,813	$37,334

Unused lines of credit on our personal loans can be suspended if one of the following occurs: the value of the collateral declines significantly; we believe the borrower will be unable to fulfill the repayment obligations; or any other default by the borrower of any material obligation under the agreement. Unused lines of credit on our real estate loans and the SpringCastle Portfolio secured by subordinate residential real estate mortgages can be suspended if one of the following occurs: (1) the value of the real estate declines significantly below the property’s initial appraised value; (2) we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or (3) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on home equity lines of credit, including the SpringCastle Portfolio secured by subordinate residential real estate mortgages, can be terminated for delinquency. Unused lines of credit on the unsecured loans of the SpringCastle Portfolio can be terminated at our discretion.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.1 million of revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at September 30, 2014, compared to $0.4 million at December 31, 2013. Our personal loans, SpringCastle Portfolio, and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Net finance receivables:
60-89 days past due	$31,932	$33,379	$13,151	$770	$79,232
90-119 days past due	25,427	20,955	7,842	429	54,653
120-149 days past due	20,938	15,826	5,629	558	42,951
150-179 days past due	16,592	13,102	5,557	303	35,554
180 days or more past due	1,088	4,946	12,098	46	18,178
Total delinquent finance receivables	95,977	88,208	44,277	2,106	230,568
Current	3,430,849	1,932,945	588,886	53,522	6,006,202
30-59 days past due	52,762	61,992	22,382	1,272	138,408
Total	$3,579,588	$2,083,145	$655,545	$56,900	$6,375,178

December 31, 2013

Net finance receivables:
60-89 days past due	$28,297	$—	$96,778	$1,290	$126,365
90-119 days past due	22,648	—	67,966	1,017	91,631
120-149 days past due	18,662	—	54,882	757	74,301
150-179 days past due	14,618	—	45,040	740	60,398
180 days or more past due	934	—	353,003	173	354,110
Total delinquent finance receivables	85,159	—	617,669	3,977	706,805
Current	3,027,460	—	7,092,107	92,093	10,211,660
30-59 days past due	47,313	—	175,240	2,841	225,394
Total	$3,159,932	$—	$7,885,016	$98,911	$11,143,859

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Performing	$3,515,543	$2,028,316	$624,419	$55,564	$6,223,842
Nonperforming	64,045	54,829	31,126	1,336	151,336
Total	$3,579,588	$2,083,145	$655,545	$56,900	$6,375,178

December 31, 2013

Performing	$3,103,070	$—	$7,364,125	$96,224	$10,563,419
Nonperforming	56,862	—	520,891	2,687	580,440
Total	$3,159,932	$—	$7,885,016	$98,911	$11,143,859

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

As a result of the Fortress Acquisition, we applied push-down accounting and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value on November 30, 2010.

In connection with the SAC Capital Contribution on July 31, 2014, SFC owns a 47% equity interest in the SpringCastle Portfolio (the “SCP Loans”), which were determined to be credit impaired when SAC acquired the SCP Loans on April 1, 2013.

We include the carrying amount of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected.

We report finance receivables held for sale of $493.2 million at September 30, 2014, which consist of our non-core real estate loans. See Note 4 for further information on our finance receivables held for sale. At September 30, 2014, finance receivables held for sale include purchased credit impaired real estate loans, as well as troubled debt restructured (“TDR”) real estate loans. Therefore, we are presenting the financial information for the purchased credit impaired finance receivables and the TDR finance receivables by finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding these purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	SCP Loans	FA Loans	Total

September 30, 2014

Carrying amount, net of allowance (a)	$370,967	$191,714	$562,681
Outstanding balance (b)	$682,389	$300,128	$982,517
Allowance for purchased credit impaired finance receivable losses	$—	$4,513	$4,513

December 31, 2013

Carrying amount, net of allowance	$—	$1,250,621	$1,250,621
Outstanding balance	$—	$1,782,271	$1,782,271
Allowance for purchased credit impaired finance receivable losses	$—	$57,261	$57,261

(a)	The carrying amount of purchased credit impaired finance receivables at September 30, 2014 includes $165.5 million of purchased credit impaired finance receivables held for sale.

(b)	The outstanding balance of purchased credit impaired finance receivables at September 30, 2014 includes $246.1 million of purchased credit impaired finance receivables held for sale.

The allowance for purchased credit impaired finance receivable losses at September 30, 2014 and December 31, 2013, reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	SCP Loans	FA Loans	Total

At or for the Three Months Ended September 30, 2014

Balance at beginning of period	$—	$622,956	$622,956
Accretable yield for SpringCastle Portfolio contributed to SFC (a)	259,944	—	259,944
Accretion (b)	(10,327)	(20,617)	(30,944)
Transfers due to finance receivables sold	—	(559,250)	(559,250)
Disposals of finance receivables (c)	(3,196)	(3,638)	(6,834)
Balance at end of period	$246,421	$39,451	$285,872

At or for the Three Months Ended September 30, 2013

Balance at beginning of period	$—	$844,018	$844,018
Accretion	—	(32,041)	(32,041)
Reclassifications from nonaccretable difference (d)	—	2,740	2,740
Disposals of finance receivables (c)	—	(8,337)	(8,337)
Balance at end of period	$—	$806,380	$806,380

At or for the Nine Months Ended September 30, 2014

Balance at beginning of period	$—	$766,927	$766,927
Accretable yield for SpringCastle Portfolio contributed to SFC (a)	259,944	—	259,944
Accretion (b)	(10,327)	(75,831)	(86,158)
Transfers due to finance receivables sold	—	(636,888)	(636,888)
Disposals of finance receivables (c)	(3,196)	(14,757)	(17,953)
Balance at end of period	$246,421	$39,451	$285,872

At or for the Nine Months Ended September 30, 2013

Balance at beginning of period	$—	$624,879	$624,879
Accretion	—	(97,036)	(97,036)
Reclassifications from nonaccretable difference (d)	—	303,328	303,328
Disposals of finance receivables (c)	—	(24,791)	(24,791)
Balance at end of period	$—	$806,380	$806,380

(a)	As a result of the SAC Capital Contribution on July 31, 2014, SFC owns a 47% equity interest in the SpringCastle Portfolio.

(b)
Accretion on our purchased credit impaired finance receivables for the three and nine months ended September 30, 2014 includes $11.1 million and $11.3 million, respectively, of accretion on purchased credit impaired finance receivables held for sale, which is reported as interest income on finance receivables held for sale originated as held for investment.

(c)	Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged-off during the period.

(d)	Reclassifications from (to) nonaccretable difference represent the increases (decreases) in accretion resulting from higher (lower) estimated undiscounted cash flows.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Real Estate Loans

September 30, 2014

TDR gross finance receivables (a) (b)	$334,141
TDR net finance receivables (c)	$335,512
Allowance for TDR finance receivable losses	$31,205

December 31, 2013

TDR gross finance receivables (a)	$1,366,346
TDR net finance receivables	$1,371,321
Allowance for TDR finance receivable losses	$177,011

(a)	As defined earlier in this Note.

(b)	TDR gross finance receivables at September 30, 2014 include $230.7 million of TDR finance receivables held for sale.

(c)	TDR net finance receivables at September 30, 2014 includes $231.6 million of TDR finance receivables held for sale.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Real Estate Loans

TDR average net receivables (a)	$797,418	$1,200,178	$1,187,138	$1,052,653
TDR finance charges recognized (b)	$10,005	$16,841	$44,505	$45,791

(a)
TDR average net receivables for the three and nine months ended September 30, 2014 include $413.0 million of TDR average net receivables held for sale, which reflect a two-month average since the real estate loans were transferred to finance receivables held for sale on August 1, 2014.

(b)	TDR finance charges recognized for the three and nine months ended September 30, 2014 include $3.1 million of interest income on TDR finance receivables held for sale.

The impact of the transfers of finance receivables held for investment to finance receivables held for sale and the subsequent sales of finance receivables held for sale during the first half of 2014 was immaterial since the loans were transferred and sold within the same months.

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Real Estate Loans

Number of TDR accounts (a)	403	1,461	2,290	5,762
Pre-modification TDR net finance receivables (b)	$28,401	$131,969	$209,360	$450,276
Post-modification TDR net finance receivables (b)	$29,889	$139,830	$199,353	$472,724

(a)	Number of new TDR accounts for the three and nine months ended September 30, 2014 includes 89 new TDR accounts that were held for sale.

(b)
TDR net finance receivables for the three and nine months ended September 30, 2014 include $6.0 million of pre-modification and $6.6 million of post-modification TDR net finance receivables held for sale.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Real Estate Loans

Number of TDR accounts (a)	54	369	488	796
TDR net finance receivables (a) (b)	$2,788	$25,758	$31,465	$59,719

(a)
Number and amount of TDR net finance receivables for the three and nine months ended September 30, 2014 that defaulted during the previous 12 month period include 30 TDR accounts that were held for sale totaling $1.8 million.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

3. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended September 30, 2014

Balance at beginning of period	$106,249	$—	$258,897	$1,350	$366,496
Provision for finance receivable losses (a)	57,260	18,073	16,112	669	92,114
Charge-offs	(47,272)	(20,300)	(13,291)	(1,199)	(82,062)
Recoveries	7,056	1,836	963	374	10,229
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (b)	—	—	(225,047)	—	(225,047)
Allowance for SpringCastle Portfolio contributed to SFC (c)	—	710	—	—	710
Balance at end of period	$123,293	$319	$37,634	$1,194	$162,440

Three Months Ended September 30, 2013 - Revised

Balance at beginning of period	$60,250	$—	$180,458	$920	$241,628
Provision for finance receivable losses (a)	39,685	—	59,862	1,843	101,390
Charge-offs	(32,527)	—	(32,989)	(2,032)	(67,548)
Recoveries	2,135	—	1,324	294	3,753
Balance at end of period	$69,543	$—	$208,655	$1,025	$279,223

Nine Months Ended September 30, 2014

Balance at beginning of period	$94,323	$—	$236,032	$1,840	$332,195
Provision for finance receivable losses (a)	149,904	18,073	102,732	2,663	273,372
Charge-offs	(138,492)	(20,300)	(67,189)	(4,310)	(230,291)
Recoveries (d)	17,558	1,836	5,785	1,001	26,180
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (b)	—	—	(239,726)	—	(239,726)
Allowance for SpringCastle Portfolio contributed to SFC (c)	—	710	—	—	710
Balance at end of period	$123,293	$319	$37,634	$1,194	$162,440

Nine Months Ended September 30, 2013 - Revised

Balance at beginning of period	$66,580	$—	$113,861	$2,260	$182,701
Provision for finance receivable losses (a)	64,282	—	199,957	(4,234)	260,005
Charge-offs (e)	(106,161)	—	(120,751)	(7,338)	(234,250)
Recoveries (f)	44,842	—	15,588	10,337	70,767
Balance at end of period	$69,543	$—	$208,655	$1,025	$279,223

(a)	Components of provision for finance receivable losses on our real estate loans were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Real estate loans

Provision for finance receivable losses
Non-credit impaired finance receivables	$6,376	$17,806	$32,189	$62,781
Purchased credit impaired finance receivables	3,011	21,210	28,594	60,511
TDR finance receivables	6,725	20,846	41,949	76,665
Total	$16,112	$59,862	$102,732	$199,957

(b)
During the three and nine months ended September 30, 2014, we reduced the carrying value of certain real estate loans to $5.3 billion and $6.6 billion, respectively, as a result of the transfers of these loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(c)	As a result of the SAC Capital Contribution on July 31, 2014, SFC owns a 47% equity interest in the SpringCastle Portfolio.

(d)
Recoveries during the nine months ended September 30, 2014 included $2.2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks.

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

(f)
Recoveries during the nine months ended September 30, 2013 included $39.6 million ($23.8 million of personal loan recoveries, $9.9 million of real estate loan recoveries, and $5.9 million of retail sales finance recoveries) resulting from a sale of previously charged-off finance receivables in June 2013, net of a $1.6 million adjustment for the subsequent buyback of certain finance receivables.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $67.8 million at September 30, 2014 and $153.1 million at December 31, 2013. See Note 9 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Charged-off against provision for finance receivable losses:
SCP Loans	$4,869	$—	$4,869	$—
FA Loans gross charge-offs*	$2,019	$9,873	$14,951	$31,501

*
Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$123,293	$319	$1,916	$1,194	$126,722
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	4,513	—	4,513
Individually evaluated for impairment (TDR finance receivables)	—	—	31,205	—	31,205
Total	$123,293	$319	$37,634	$1,194	$162,440

Finance receivables:
Collectively evaluated for impairment	$3,579,588	$1,712,178	$520,969	$56,900	$5,869,635
Purchased credit impaired finance receivables	—	370,967	30,686	—	401,653
TDR finance receivables	—	—	103,890	—	103,890
Total	$3,579,588	$2,083,145	$655,545	$56,900	$6,375,178

December 31, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$94,323	$—	$1,760	$1,840	$97,923
Purchased credit impaired finance receivables	—	—	57,261	—	57,261
TDR finance receivables	—	—	177,011	—	177,011
Total	$94,323	$—	$236,032	$1,840	$332,195

Finance receivables:
Collectively evaluated for impairment	$3,159,932	$—	$5,205,813	$98,911	$8,464,656
Purchased credit impaired finance receivables	—	—	1,307,882	—	1,307,882
TDR finance receivables	—	—	1,371,321	—	1,371,321
Total	$3,159,932	$—	$7,885,016	$98,911	$11,143,859
4. Finance Receivables Held for Sale

We report finance receivables held for sale of $493.2 million at September 30, 2014, which are carried at lower of cost or fair value. We used the aggregate basis to determine the lower of cost or fair value of the finance receivables held for sale since the underlying real estate loans were presented to the buyers on a portfolio basis. We also separately present the interest income on our finance receivables held for sale as interest income on finance receivables held for sale originated as held for investment on our interim consolidated statements of operations, which totaled $46.5 million and $53.7 million for the three and nine months ended September 30, 2014, respectively.

On August 1, 2014, we transferred real estate loans with a carrying value of $5.3 billion (after the basis adjustment for the related allowance for finance receivable losses) from finance receivables held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On August 29, 2014, we sold finance receivables held for sale with a carrying value of $4.0 billion and related trust assets and recorded a net gain at the time of sale of $604.9 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. The net gain on this sale included proceeds of $38.8 million from the related MSR Sale. On September 30, 2014, we sold finance receivables held for sale with a carrying value of $768.6 million and recorded a net gain at the time of sale of $11.7 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

On June 1, 2014, we transferred real estate loans with a carrying value of $451.2 million (after the basis adjustment for the related allowance for finance receivable losses) from finance receivables held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On June 30, 2014, we sold finance receivables held for sale with a carrying value of $444.4 million and related trust assets and recorded a net gain at the time of sale of $34.8 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

On March 1, 2014, we transferred real estate loans with a carrying value of $825.2 million (after the basis adjustment for the related allowance for finance receivable losses) from finance receivables held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On March 31, 2014, we sold finance receivables held for sale with a carrying value of $814.8 million and related trust assets and recorded a net gain at the time of sale of $55.2 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

See Note 1 for further information on these sales. We did not have any transfer activity between finance receivables held for investment to finance receivables held for sale during the first nine months of 2013.

LOAN REPURCHASES

We repurchased four loans for $0.6 million during the three months ended September 30, 2014 and nine loans for $1.5 million during the nine months ended September 30, 2014. We repurchased two loans for $0.3 million during the three months ended September 30, 2013 and 19 loans for $2.8 million during the nine months ended September 30, 2013. In each period, we repurchased the loans that were previously sold to HSBC because these loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At September 30, 2014, there were no unresolved recourse requests.

During the third quarter of 2014, we established a reserve for sales recourse obligations of $9.9 million related to the sales of real estate loans with a total carrying value of $6.0 billion during the first nine months of 2014. As of September 30, 2014, we had no repurchase activity or recourse losses associated with these sales. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

The activity in our reserve for sales recourse obligations associated with the real estate loan sales during the first nine months of 2014 and the loans that were previously sold to HSBC were as follows:

(dollars in thousands)	At or for the Three Months Ended September 30, 2014	At or for the Three Months Ended September 30, 2013	At or for the Nine Months Ended September 30, 2014	At or for the Nine Months Ended September 30, 2013

Balance at beginning of period	$4,724	$4,766	$4,702	$4,863
Provision for recourse obligations	8,543	—	8,706	322
Recourse losses	(70)	(42)	(211)	(461)
Balance at end of period	$13,197	$4,724	$13,197	$4,724

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2014

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$55,427	$930	$(159)	$56,198
Obligations of states, municipalities, and political subdivisions	115,916	2,618	(82)	118,452
Corporate debt	252,498	11,452	(1,200)	262,750
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	77,098	2,362	(42)	79,418
Commercial mortgage-backed securities (“CMBS”)	22,167	80	(149)	22,098
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	18,589	30	(50)	18,569
Total	541,695	17,472	(1,682)	557,485
Preferred stock	7,163	84	(204)	7,043
Other long-term investments*	1,306	131	(7)	1,430
Common stocks	850	—	—	850
Total	$551,014	$17,687	$(1,893)	$566,808

December 31, 2013

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$58,748	$565	$(680)	$58,633
Obligations of states, municipalities, and political subdivisions	101,118	1,703	(76)	102,745
Corporate debt	233,977	6,126	(2,187)	237,916
Mortgage-backed, asset-backed, and collateralized:
RMBS	81,259	1,923	(559)	82,623
CMBS	7,487	76	(16)	7,547
CDO/ABS	3,981	19	(24)	3,976
Total	486,570	10,412	(3,542)	493,440
Preferred stock	7,844	—	(39)	7,805
Other long-term investments*	1,394	—	(125)	1,269
Common stocks	850	—	—	850
Total	$496,658	$10,412	$(3,706)	$503,364

*	Excludes interest in a limited partnership that we account for using the equity method ($0.5 million at September 30, 2014 and $0.6 million at December 31, 2013).

As of September 30, 2014 and December 31, 2013, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2014

Bonds:
U.S. government and government sponsored entities	$17,827	$(53)	$13,468	$(106)	$31,295	$(159)
Obligations of states, municipalities, and political subdivisions	17,917	(54)	1,053	(28)	18,970	(82)
Corporate debt	34,004	(358)	15,356	(842)	49,360	(1,200)
RMBS	12,310	(19)	2,635	(23)	14,945	(42)
CMBS	18,605	(149)	—	—	18,605	(149)
CDO/ABS	6,874	(50)	—	—	6,874	(50)
Total	107,537	(683)	32,512	(999)	140,049	(1,682)
Preferred stock	6,019	(204)	—	—	6,019	(204)
Other long-term investments	—	—	104	(7)	104	(7)
Total	$113,556	$(887)	$32,616	$(1,006)	$146,172	$(1,893)

December 31, 2013

Bonds:
U.S. government and government sponsored entities	$44,314	$(680)	$—	$—	$44,314	$(680)
Obligations of states, municipalities, and political subdivisions	14,220	(76)	—	—	14,220	(76)
Corporate debt	65,809	(1,535)	11,772	(652)	77,581	(2,187)
RMBS	18,288	(559)	—	—	18,288	(559)
CMBS	2,993	(16)	—	—	2,993	(16)
CDO/ABS	2,658	(24)	—	—	2,658	(24)
Total	148,282	(2,890)	11,772	(652)	160,054	(3,542)
Preferred stock	7,805	(39)	—	—	7,805	(39)
Other long-term investments	1,269	(125)	—	—	1,269	(125)
Total	$157,356	$(3,054)	$11,772	$(652)	$169,128	$(3,706)

We continue to monitor unrealized loss positions for potential impairments. During the nine months ended September 30, 2014, we did not recognize any other-than-temporary impairment credit loss write-downs to investment revenues. During the nine months ended September 30, 2013, we recognized other-than-temporary impairment credit loss write-downs to investment revenues on RMBS totaling $26 thousand.

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in thousands)	At or for the Three Months Ended September 30, 2014	At or for the Three Months Ended September 30, 2013	At or for the Nine Months Ended September 30, 2014	At or for the Nine Months Ended September 30, 2013

Balance at beginning of period	$1,318	$1,523	$1,523	$1,650
Additions:
Due to other-than-temporary impairments:
Impairment previously recognized	—	—	—	26
Reductions:
Realized due to dispositions with no prior intention to sell	—	—	(205)	(153)
Balance at end of period	$1,318	$1,523	$1,318	$1,523

The fair values of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised

Fair value	$104,960	$36,170	$203,384	$135,202

Realized gains	$4,614	$166	$7,205	$2,278
Realized losses	(67)	(219)	(309)	(390)
Net realized gains (losses)	$4,547	$(53)	$6,896	$1,888

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2014 were as follows:

	Fair	Amortized
(dollars in thousands)	Value	Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$28,104	$27,511
Due after 1 year through 5 years	178,708	174,715
Due after 5 years through 10 years	94,638	93,428
Due after 10 years	135,950	128,187
Mortgage-backed, asset-backed, and collateralized securities	120,085	117,854
Total	$557,485	$541,695

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

TRADING SECURITIES

The fair value of trading securities by type was as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Fixed maturity trading securities:
Bonds:
U.S. government and government sponsored entities	$134,381	$—
Obligations of states, municipalities, and political subdivisions	87,340	—
Corporate debt	443,884	1,837
Mortgage-backed, asset-backed, and collateralized:
RMBS	64,527	10,671
CMBS	106,115	29,897
CDO/ABS	293,331	9,249
Total	$1,129,578	$51,654

The net unrealized and realized gains (losses) on our trading securities were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised

Net unrealized losses on trading securities held at period end	$(2,038)	$(224)	$(1,120)	$(433)
Net realized gains on trading securities sold or redeemed	249	63	279	174
Total	$(1,789)	$(161)	$(841)	$(259)

6. Transactions with Affiliates of Fortress or AIG

SUBSERVICING AND REFINANCE AGREEMENTS

Nationstar subservices the real estate loans of certain direct and indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Subservicing fees	$1,221	$2,132	$4,922	$6,556
Refinancing concessions	$—	$—	$—	$265

As a result of the recent sales of our real estate loans, some of which were serviced by Nationstar, and the MSR Sale our exposure to these affiliated services is reduced.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $43.9 million at September 30, 2014 and $45.6 million at December 31, 2013.

JOINT VENTURE

Certain subsidiaries of New Residential Investment Corp. (“NRZ”), own a 30% equity interest in the joint venture established in conjunction with the purchase of the SpringCastle Portfolio on April 1, 2013. NRZ is managed by an affiliate of Fortress.

THIRD STREET DISPOSITION

As discussed in Note 1, on March 6, 2014, we entered into an agreement to sell, subject to certain closing conditions, all of our interest in the mortgage-backed retained certificates related to a securitization transaction completed in 2009 to MLPFS for a price of $737.2 million. Concurrently, NRZ and MLPFS entered into an agreement pursuant to which NRZ agreed to purchase approximately 75% of these retained certificates. NRZ is managed by an affiliate of Fortress. See Note 1 for further information on this sale.

MSR SALE

As discussed in Note 1, on August 6, 2014, SFC and MorEquity entered into an agreement, dated and effective August 1, 2014, to sell the servicing rights of the mortgage loans primarily underlying the mortgage securitizations completed during 2011 through 2013 to Nationstar for a purchase price of $38.8 million. Approximately 50% of the proceeds of the MSR Sale were received on August 29, 2014, the closing date, and 40% were received on October 23, 2014. See Note 1 and Note 19 for further information on the MSR Sale. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

7. Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SFC’s note receivable from parent is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2014 and does not expect to demand payment from SFI in 2014. The note receivable from parent totaled $168.0 million at September 30, 2014 and December 31, 2013. Interest receivable on this note totaled $0.4 million and $0.5 million at September 30, 2014 and December 31, 2013, respectively. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on the note receivable from SFI totaled $1.4 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, compared to $4.4 million and $14.4 million for the three and nine months ended September 30, 2013, respectively.

Receivables from Parent and Affiliates

At September 30, 2014 and December 31, 2013, receivables from our parent and affiliates totaled $20.1 million and $39.4 million, respectively, primarily due to a receivable from Second Street Funding Corporation, a subsidiary of SFI, for income taxes payable under current and prior tax sharing agreements, which were paid by SFC. In addition, Cash Services, Inc. (“CSI”), a subsidiary of SFC, had a receivable related to cash payments due from SpringCastle Holdings, LLC, a subsidiary of SAC, of $16.4 million at December 31, 2013. As a result of the SAC Capital Contribution on July 31, 2014, SpringCastle Holdings, LLC is an indirect subsidiary of SFC. The receivables from our parent and affiliates also include interest receivable on SFC’s note receivable from SFI discussed above. At December 31, 2013, Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, had a receivable of $1.0 million from Springleaf Consumer Loan, Inc. (“SCL”), an indirect subsidiary of SFI, due to an overpayment of internet lending referral fees charged to the branch network.

Intercompany Demand Notes

Pursuant to an intercompany demand note dated July 26, 2013 between SFC and SFI, SFI may borrow up to $50.0 million from SFC. The note is payable in full on December 14, 2014, and is prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance is 7.00%. SFI expects to use advances under the note, if any, for general corporate purposes. At September 30, 2014 and December 31, 2013, SFI had not drawn any funds under this note.

SFI provides funding for SAC’s operations through an amended and restated intercompany demand note dated June 7, 2013, not to exceed $2.5 million. The note is payable in full on December 31, 2022, and is prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance is 8.00%. At September 30, 2014, the note payable to SFI totaled $1.1 million and was reported in other liabilities. Interest expense on the note payable to SFI totaled $15 thousand for the three and nine months ended September 30, 2014.

Payables to Parent and Affiliates

At September 30, 2014 and December 31, 2013, SFC’s payable to parent totaled $18.8 million and $22.0 million, respectively, primarily due to payments made by SFI for the benefit of SFC. At September 30, 2014, SFMC had a payable of $2.6 million to SCL for internet lending referral fees charged to the branch network.

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

CAPITAL CONTRIBUTIONS

On July 31, 2014, SFI made a capital contribution to SFC, consisting of 100 shares of the common stock, par value of $0.01 per share, of SAC representing all of the issued and outstanding shares of capital stock of SAC. See Note 1 for further information.

On each of January 11, 2013, July 10, 2013, January 10, 2014 and July 10, 2014, SFC received capital contributions from SFI of $10.5 million to satisfy interest payments required by SFC’s debenture due in January 2013, July 2013, January 2014, and July 2014, respectively.

DERIVATIVES

During the three and nine months ended September 30, 2013, SFC paid SFI $0.7 million and $2.7 million, respectively, of collateral and guarantee fees relating to $60.0 million cash collateral posted by SFI as security for SFC’s remaining Euro swap position with AIGFP. On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement and AIGFP returned the cash collateral of $40.0 million to SFI.

INTERCOMPANY AGREEMENTS

On December 24, 2012, Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”):

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three and nine months ended September 30, 2014, SFMC recorded $64.4 million and $159.8 million, respectively, of service fee expenses, which are included in other operating expenses, compared to $34.8 million and $101.7 million for the three and nine months ended September 30, 2013, respectively. Services fees payable to SGSC totaled $14.1 million at September 30, 2014 and $9.4 million at December 31, 2013.

License Agreement

The agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three and nine months ended September 30, 2014, SFMC recorded $1.3 million and $4.0 million, respectively, of license fees, which are included as a contra expense to other operating expenses, compared to $1.6 million and $4.6 million for the three and nine months ended September 30, 2013, respectively.

Building Lease

The agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $3.7 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three and nine months ended September 30, 2014, SFMC recorded $0.9 million and $2.8 million, respectively, of rent charged to SGSC, which is included as a contra expense to other operating expenses, compared to $0.9 million and $2.8 million for the three and nine months ended September 30, 2013, respectively.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at September 30, 2014 were as follows:

(dollars in thousands)	Retail Notes	Medium Term Notes	Securitizations	Junior Subordinated Debt	Total

Interest rates (a)	6.00%-7.50%	5.40%-8.25%	1.76%-5.00%	6.00%

Fourth quarter 2014	$335,486	$—	$—	$—	$335,486
First quarter 2015	16,575	—	—	—	16,575
Second quarter 2015	7,092	—	—	—	7,092
Third quarter 2015	23,544	—	—	—	23,544
Remainder of 2015	—	750,000	—	—	750,000
2016	—	375,000	—	—	375,000
2017	—	2,360,837	—	—	2,360,837
2018	—	—	—	—	—
2019-2067	—	1,250,000	—	350,000	1,600,000
Securitizations (b)	—	—	3,055,588	—	3,055,588
Total principal maturities	$382,697	$4,735,837	$3,055,588	$350,000	$8,524,122

Total carrying amount (c)	$379,585	$4,253,867	$3,052,972	$171,613	$7,858,037

(a)	The interest rates shown are the range of contractual rates in effect at September 30, 2014.

(b)	Securitizations are not included in above maturities by period due to their variable monthly repayments. See Note 9 for further information on our long-term debt associated with securitizations.

(c)
The net carrying amount of our long-term debt associated with certain securitizations that were either 1) issued at a premium or discount or 2) revalued at a premium or discount based on its fair value at the time of the Fortress Acquisition or 3) recorded at fair value on a recurring basis in circumstances when the embedded derivative within the securitization structure cannot be separately accounted for at fair value.

GUARANTY AGREEMENTS

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of September 30, 2014, approximately $5.1 billion aggregate principal amount of senior notes, including $3.9 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350.0 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

9. Variable Interest Entities

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for securitization transactions. Since these transactions involve securitization trusts required to be consolidated, the securitized assets and related liabilities are included in our condensed consolidated financial statements and are accounted for as secured borrowings. As a result of the sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt.

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

The remaining asset-backed securities issued by the securitization trusts are supported by the expected cash flows from the underlying securitized finance receivables. Cash inflows from these finance receivables are distributed to investors and service providers in accordance with each transaction’s contractual priority of payments (“waterfall”) and, as such, most of these inflows must be directed first to service and repay each trust’s senior notes or certificates held principally by third-party investors. After these senior obligations are extinguished, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in each trust. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default.

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Assets
Finance receivables:
Personal loans	$1,841,139	$1,572,070
SpringCastle Portfolio *	$2,083,145	$—
Real estate loans	$—	$5,595,150
Allowance for finance receivable losses	$67,800	$153,084
Restricted cash	$295,693	$345,906

Liabilities
Long-term debt *	$3,052,972	$5,160,227

*
As a result of the SAC Capital Contribution on July 31, 2014, SFC owns a 47% equity interest in the SpringCastle Portfolio and the long-term debt associated with the securitization of the SpringCastle Portfolio.

2014 Consumer Loan Securitizations

Whitford Brook 2014-VFN1 Securitization. On June 26, 2014, we established a private securitization facility in which Whitford Brook Funding Trust 2014-VFN1 (the “Whitford Brook 2014-VFN1 Trust”), a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC. The notes will be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down to the required minimum balance of $100 million and then redrawn. Following the three-year funding period, the principal amount of the notes will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2018, unless an option to prepay is elected between July 2017 and July 2018. At September 30, 2014, the required minimum balance of $100 million was drawn under the notes.

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

Sales of Previously Retained Notes

As discussed in Note 1, the Company’s remaining beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions were sold in three separate transactions on March 31, June 30, and August 29. As a result of these sales, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

During the nine months ended September 30, 2013, we sold the following previously retained mortgage-backed and asset-backed notes:

(dollars in thousands)	Principal Amount of Previously Retained Notes Issued	Carrying Amount of Additional Debt Recorded

Mortgage Securitizations
SLFMT 2012-2	$20,000	$20,675
SLFMT 2012-3	$7,500	$7,753
SLFMT 2013-2	$157,517	$148,559

Consumer Securitizations
SLFMT 2013-B	$114,000	$111,578

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

On June 13, 2014, we amended the note purchase agreement with Midbrook 2013-VFN1 Trust to extend the one-year funding period to a two-year funding period. Following the two-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2019. The maximum principal balance of variable funding notes that can be issued remained at $300 million. No amounts have been funded.

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

VIE Interest Expense

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and nine months ended September 30, 2014 totaled $43.2 million and $129.5 million, respectively, compared to $39.9 million and $101.8 million for the three and nine months ended September 30, 2013, respectively.

DECONSOLIDATED VIES

As a result of the sales of the mortgage-backed retained certificates during the first nine months of 2014, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt. The total carrying value of these real estate loans as of the sale dates was $5.1 billion. We have certain representations and warranties associated with these sales that may expose us to future losses. During the third quarter of 2014, we established a reserve for sales recourse obligations of $6.7 million related to these sales. As of September 30, 2014, we had no repurchase activity associated with these sales. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

10. Derivative Financial Instruments

During the three and nine months ended September 30, 2014, SFC did not have any derivative activity.

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

For the three and nine months ended September 30, 2013, we recognized $1.0 million of net gains and $3.4 million of net losses, respectively, on SFC’s non-designated hedging instruments in other revenues — other.

Derivative adjustments included in other revenues — other consisted of the following:

(dollars in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Mark to market gains (losses)	$6,260	$(8,244)
Net interest income	1,701	9,161
Credit valuation adjustment gains	11	50
Other	(292)	(292)
Total	$7,680	$675

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

11. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income were as follows:

(dollars in thousands)	Unrealized Gains (Losses) Investment Securities	Unrealized Gains (Losses) Cash Flow Hedges	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2014

Balance at beginning of period	$14,551	$—	$20,153	$3,086	$37,790
Other comprehensive income (loss) before reclassifications	(2,491)	—	—	761	(1,730)
Reclassification adjustments from accumulated other comprehensive income	(1,793)	—	—	—	(1,793)
Balance at end of period	$10,267	$—	$20,153	$3,847	$34,267

Three Months Ended September 30, 2013 - Revised

Balance at beginning of period	$5,501	$—	$8,120	$6,221	$19,842
Other comprehensive loss before reclassifications	(277)	—	—	(2,056)	(2,333)
Reclassification adjustments from accumulated other comprehensive income	203	—	—	—	203
Balance at end of period	$5,427	$—	$8,120	$4,165	$17,712

Nine Months Ended September 30, 2014

Balance at beginning of period	$4,362	$—	$20,153	$3,580	$28,095
Other comprehensive income before reclassifications	9,841	—	—	267	10,108
Reclassification adjustments from accumulated other comprehensive income	(3,936)	—	—	—	(3,936)
Balance at end of period	$10,267	$—	$20,153	$3,847	$34,267

Nine Months Ended September 30, 2013 - Revised

Balance at beginning of period	$13,545	$104	$8,120	$4,127	$25,896
Other comprehensive income (loss) before reclassifications	(7,076)	—	—	38	(7,038)
Reclassification adjustments from accumulated other comprehensive income	(1,042)	(104)	—	—	(1,146)
Balance at end of period	$5,427	$—	$8,120	$4,165	$17,712

Reclassification adjustments from accumulated other comprehensive income to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Unrealized gains (losses) on investment securities:
Reclassification from accumulated other comprehensive income to investment revenues, before taxes	$2,758	$(312)	$6,055	$1,603
Income tax effect	(965)	109	(2,119)	(561)
Reclassification from accumulated other comprehensive income to investment revenues, net of taxes	1,793	(203)	3,936	1,042

Unrealized gains on cash flow hedges:
Reclassification from accumulated other comprehensive income to interest expense, before taxes	—	—	—	160
Income tax effect	—	—	—	(56)
Reclassification from accumulated other comprehensive income to interest expense, net of taxes	—	—	—	104
Total	$1,793	$(203)	$3,936	$1,146

12. Income Taxes

At September 30, 2014, we had a net deferred tax liability of $151.3 million, compared to $141.9 million at December 31, 2013. The increase in the net deferred tax liability was primarily due to the sales of the mortgage securitizations during the first nine months of 2014. We have a valuation allowance on our gross state deferred tax assets, net of a deferred federal tax benefit of $24.9 million, at September 30, 2014 compared to $23.8 million at December 31, 2013. We also had a valuation allowance against our United Kingdom and Puerto Rico operations of $22.2 million at September 30, 2014 and $21.4 million at December 31, 2013. The impact to our uncertain tax positions was immaterial.

The effective tax rate for the nine months ended September 30, 2014 was 34.7% compared to 37.3% for the same period in 2013. The effective tax rate for the nine months ended September 30, 2014 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture, which decreased the effective tax rate by 1.8%, partially offset by the effect of our state income taxes, which increased the effective tax rate by 1.5%. The effective tax rate for the nine months ended September 30, 2013 differed from the federal statutory rate primarily due to the effect of the state income taxes.

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

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $22.1 million at September 30, 2014 and $33.5 million at December 31, 2013.

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

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Pension

Components of net periodic benefit cost:
Interest cost	$3,805	$3,589	$11,441	$10,769
Expected return on assets	(4,107)	(3,874)	(12,326)	(11,622)
Amortization of net loss	2	12	4	35
Net periodic benefit cost	$(300)	$(273)	$(881)	$(818)

Postretirement

Components of net periodic benefit cost:
Service cost	$20	$81	$64	$242
Interest cost	21	64	73	193
Amortization of net gain	(81)	—	(215)	—
Net periodic benefit cost	$(40)	$145	$(78)	$435

15. Share-Based Compensation

Total share-based compensation expense, net of forfeitures, for all stock-based awards and amounts allocated under our intercompany service agreements during the three and nine months ended September 30, 2014 was $0.4 million and $3.5 million, respectively, compared to $131.3 million during the three and nine months ended September 30, 2013.

16. Segment Information

Our segments coincide with how our businesses are managed. At September 30, 2014, our four segments include: Consumer, Insurance, Acquisitions and Servicing, and Real Estate. The Acquisitions and Servicing segment was added effective July 31, 2014, as a result of the SAC Capital Contribution on July 31, 2014, as previously discussed in Note 1.

Management considers Consumer, Insurance, and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.”

Our segments are managed as follows:

Core Consumer Operations

•	Consumer — We originate and service personal loans (secured and unsecured) in 26 states, which are our core operating states.

•
Insurance — We offer credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection.

•
Acquisitions and Servicing — On April 1, 2013, an indirect subsidiary of SHI acquired the SpringCastle Portfolio through a joint venture in which SFC owns a 47% equity interest as a result of the SAC Capital Contribution on July 31, 2014. The SpringCastle Portfolio consists of unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). These loans vary in form and substance from our typical branch serviced loans and are in a liquidating status with no anticipation of significant renewal activity. Future strategic portfolio or business acquisitions will also be a part of this segment.

Non-Core Portfolio

•
Real Estate — We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices or previously acquired or originated through centralized distribution channels are either serviced by: (i) MorEquity, a wholly owned subsidiary, all of which are subserviced by Nationstar or (ii) our centralized servicing operation. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Effective June 1, 2014, we also report (on a prospective basis) certain real estate loans with equity capacity in Other. These short equity loans, which have liquidated down to an immaterial level, were previously included in our Core Consumer Operations. At June 1, 2014, the transfer date, the carrying value of these loans totaled $16.3 million.

Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. The historical accounting basis is not applicable to the Acquisitions and Servicing segment since this segment resulted from the SAC Capital Contribution on July 31, 2014 and therefore, was not affected by the Fortress Acquisition.

The “Push-down Accounting Adjustments” column in the following tables primarily consists of:

•	the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities;

•	the difference in finance charges on our purchased credit impaired finance receivables compared to the finance charges on these finance receivables on a historical accounting basis;

•	the elimination of accretion or amortization of historical based discounts, premiums, and other deferred costs on our finance receivables and long-term debt;

•	the difference in provision for finance receivable losses required based upon the differences in historical accounting basis and push-down accounting basis of the finance receivables;

•	the acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt that we repurchase or repay;

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

(dollars in thousands)	Consumer	Insurance	Acquisitions and Servicing	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

Three Months Ended September 30, 2014

Interest income:
Finance charges	$234,659	$—	$83,732	$52,994	$3,852	$10,077	$385,314
Finance receivables held for sale originated as held for investment	—	—	—	40,327	—	6,175	46,502
Total interest income	234,659	—	83,732	93,321	3,852	16,252	431,816
Interest expense	40,234	—	11,593	82,465	1,846	36,354	172,492
Net interest income	194,425	—	72,139	10,856	2,006	(20,102)	259,324
Provision for finance receivable losses	55,357	—	18,072	37,239	1,291	(19,845)	92,114
Net interest income (loss) after provision for finance receivable losses	139,068	—	54,067	(26,383)	715	(257)	167,210
Other revenues:
Insurance	—	43,984	—	—	27	(1)	44,010
Investment	—	13,722	—	(953)	—	(1,563)	11,206
Intersegment - insurance commissions	19,489	(19,708)	—	219	—	—	—
Net gain on fair value adjustments on debt	—	—	1,523	—	—	—	1,523
Net gain on sales of real estate loans and related trust assets *	—	—	—	286,357	—	330,177	616,534
Other	609	2,428	—	(2,163)	1,372	(12,700)	(10,454)
Total other revenues	20,098	40,426	1,523	283,460	1,399	315,913	662,819
Other expenses:
Operating expenses:
Salaries and benefits	61,751	4,790	2	17,185	1,916	(42)	85,602
Other operating expenses	41,500	3,456	11,787	17,890	1,092	963	76,688
Insurance losses and loss adjustment expenses	—	20,451	—	—	—	(310)	20,141
Total other expenses	103,251	28,697	11,789	35,075	3,008	611	182,431

Income (loss) before provision for (benefit from) income taxes	55,915	11,729	43,801	222,002	(894)	315,045	647,598

Income before provision for income taxes attributable to non-controlling interests	—	—	23,225	—	—	—	23,225

Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$55,915	$11,729	$20,576	$222,002	$(894)	$315,045	$624,373

*
For purposes of our segment reporting presentation, we have combined the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sale of these loans.

(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

Three Months Ended September 30, 2013 - Revised

Interest income	$188,294	$—	$168,873	$10,000	$49,974	$417,141
Interest expense	38,254	—	129,776	3,329	33,911	205,270
Net interest income	150,040	—	39,097	6,671	16,063	211,871
Provision for finance receivable losses	38,111	—	52,547	2,364	8,368	101,390
Net interest income (loss) after provision for finance receivable losses	111,929	—	(13,450)	4,307	7,695	110,481
Other revenues:
Insurance	—	38,266	—	18	(7)	38,277
Investment	—	8,313	—	—	(1,781)	6,532
Intersegment - insurance commissions	15,086	(15,097)	42	(31)	—	—
Net loss on repurchases and repayments of debt	(2,891)	—	(15,817)	(706)	(14,158)	(33,572)
Net gain (loss) on fair value adjustments on debt	—	—	12,216	—	(12,216)	—
Other	492	2,426	(1,842)	4,404	34	5,514
Total other revenues	12,687	33,908	(5,401)	3,685	(28,128)	16,751
Other expenses:
Operating expenses:
Salaries and benefits	61,398	4,480	7,551	136,249	(53)	209,625
Other operating expenses	30,867	3,288	14,789	2,063	1,103	52,110
Insurance losses and loss adjustment expenses	—	16,849	—	—	(299)	16,550
Total other expenses	92,265	24,617	22,340	138,312	751	278,285
Income (loss) before provision for (benefit from) income taxes	$32,351	$9,291	$(41,191)	$(130,320)	$(21,184)	$(151,053)

(dollars in thousands)	Consumer	Insurance	Acquisitions and Servicing	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

At or for the Nine Months Ended September 30, 2014

Interest income:
Finance charges	$662,979	$—	$83,732	$334,070	$13,268	$77,945	$1,171,994
Finance receivables held for sale originated as held for investment	—	—	—	47,457	—	6,287	53,744
Total interest income	662,979	—	83,732	381,527	13,268	84,232	1,225,738
Interest expense	121,428	—	11,593	286,955	5,821	100,238	526,035
Net interest income	541,551	—	72,139	94,572	7,447	(16,006)	699,703
Provision for finance receivable losses	147,697	—	18,072	119,228	6,557	(18,182)	273,372
Net interest income (loss) after provision for finance receivable losses	393,854	—	54,067	(24,656)	890	2,176	426,331
Other revenues:
Insurance	—	125,023	—	—	98	(5)	125,116
Investment	—	35,652	—	(953)	—	(3,433)	31,266
Intersegment - insurance commissions	51,390	(51,822)	—	442	(10)	—	—
Net gain (loss) on repurchases and repayments of debt	(1,426)	—	—	(10,025)	(48)	4,884	(6,615)
Net gain (loss) on fair value adjustments on debt	—	—	1,523	8,298	—	(8,298)	1,523
Net gain on sales of real estate loans and related trust assets *	—	—	—	201,362	—	505,158	706,520
Other	1,731	6,103	—	(3,070)	4,696	(12,700)	(3,240)
Total other revenues	51,695	114,956	1,523	196,054	4,736	485,606	854,570
Other expenses:
Operating expenses:
Salaries and benefits	190,951	14,500	2	34,558	9,183	(129)	249,065
Other operating expenses	106,780	10,291	11,787	42,088	4,839	2,909	178,694
Insurance losses and loss adjustment expenses	—	57,923	—	—	—	(750)	57,173
Total other expenses	297,731	82,714	11,789	76,646	14,022	2,030	484,932

Income (loss) before provision for (benefit from) income taxes	147,818	32,242	43,801	94,752	(8,396)	485,752	795,969

Income before provision for income taxes attributable to non-controlling interests	—	—	23,225	—	—	—	23,225

Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$147,818	$32,242	$20,576	$94,752	$(8,396)	$485,752	$772,744

Assets	$3,668,399	$1,060,074	$2,249,621	$3,633,492	$714,987	$8,617	$11,335,190

*
For purposes of our segment reporting presentation, we have combined the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

At or for the Nine Months Ended September 30, 2013 - Revised

Interest income	$519,315	$—	$529,447	$37,630	$147,112	$1,233,504
Interest expense	111,393	—	421,989	12,198	104,281	649,861
Net interest income	407,922	—	107,458	25,432	42,831	583,643
Provision for finance receivable losses	52,126	—	189,600	(3,384)	21,663	260,005
Net interest income (loss) after provision for finance receivable losses	355,796	—	(82,142)	28,816	21,168	323,638
Other revenues:
Insurance	—	107,114	—	58	(28)	107,144
Investment	—	31,792	—	—	(5,934)	25,858
Intersegment - insurance commissions	43,296	(43,302)	100	(94)	—	—
Net gain (loss) on repurchases and repayments of debt	(4,391)	—	(35,417)	(977)	6,976	(33,809)
Net gain (loss) on fair value adjustments on debt	—	—	45,427	—	(45,427)	—
Other	1,256	6,797	(1,372)	14,328	(135)	20,874
Total other revenues	40,161	102,401	8,738	13,315	(44,548)	120,067
Other expenses:
Operating expenses:
Salaries and benefits	182,051	11,402	20,541	149,329	(160)	363,163
Other operating expenses	89,642	8,369	43,431	6,174	3,418	151,034
Insurance losses and loss adjustment expenses	—	48,373	—	—	(723)	47,650
Total other expenses	271,693	68,144	63,972	155,503	2,535	561,847
Income (loss) before provision for (benefit from) income taxes	$124,264	$34,257	$(137,376)	$(113,372)	$(25,915)	$(118,142)

Assets	$3,065,463	$913,440	$8,761,219	$1,801,248	$(639,502)	$13,901,868

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

In addition to the revisions previously discussed, during the fourth quarter of 2013 we identified presentation errors in the classification of certain line items within our consolidated statement of cash flows and revised the appropriate line items in our 2013 Annual Report on Form 10-K and in this report. These errors related to the following:

•
the income tax effect on the changes in accumulated other comprehensive income related to net unrealized gains and losses on investment securities and cash flow hedges were incorrectly included in “Change in other assets and other liabilities” instead of “Change in taxes receivable and payable” within the same operating activities section;

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

	Three Months Ended September 30, 2013 (Unaudited)				Nine Months Ended September 30, 2013 (Unaudited)
(dollars in thousands)	As Reported	Out-of-Period	Adjustments	As Revised	As Reported	Out-of-Period	Adjustments	As Revised

Interest income	$417,627	$—	$(486)	$417,141	$1,235,483	$—	$(1,979)	$1,233,504
Interest expense	205,036	—	234	205,270	646,932	—	2,929	649,861
Net interest income	212,591	—	(720)	211,871	588,551	—	(4,908)	583,643
Provision for finance receivable losses	97,414	4,389	(413)	101,390	262,142	(860)	(1,277)	260,005
Net interest income after provision for finance receivable losses	115,177	(4,389)	(307)	110,481	326,409	860	(3,631)	323,638
Other revenues:
Insurance	38,277	—	—	38,277	107,144	—	—	107,144
Investment	6,756	—	(224)	6,532	26,291	—	(433)	25,858
Net loss on repurchases and repayments of debt	(34,503)	—	931	(33,572)	(34,558)	—	749	(33,809)
Other	5,514	—	—	5,514	20,874	—	—	20,874
Total other revenues	16,044	—	707	16,751	119,751	—	316	120,067
Other expenses:
Operating expenses:
Salaries and benefits	209,625	—	—	209,625	363,163	—	—	363,163
Other operating expenses	52,110	—	—	52,110	151,034	—	—	151,034
Insurance losses and loss adjustment expenses	16,550	—	—	16,550	47,650	—	—	47,650
Total other expenses	278,285	—	—	278,285	561,847	—	—	561,847
Loss before benefit from income taxes	(147,064)	(4,389)	400	(151,053)	(115,687)	860	(3,315)	(118,142)
Benefit from income taxes	(55,669)	(1,624)	148	(57,145)	(42,001)	(869)	(1,227)	(44,097)
Net loss	$(91,395)	$(2,765)	$252	$(93,908)	$(73,686)	$1,729	$(2,088)	$(74,045)

Revised Condensed Consolidated Statement of Comprehensive Loss (Unaudited)

The following table presents the amounts previously reported in our condensed consolidated statement of comprehensive income and the corresponding revised amounts.

	Three Months Ended September 30, 2013 (Unaudited)		Nine Months Ended September 30, 2013 (Unaudited)
(dollars in thousands)	As Reported	As Revised	As Reported	As Revised

Net loss	$(91,395)	$(93,908)	$(73,686)	$(74,045)
Other comprehensive loss:
Net unrealized losses on:
Investment securities on which other-than-temporary impairments were taken	(17)	(17)	(135)	(135)
All other investment securities	(314)	(412)	(10,747)	(10,747)
Foreign currency translation adjustments	(2,056)	(2,056)	38	38
Income tax effect:
Net unrealized losses on:
Investment securities on which other-than-temporary impairments were taken	6	6	47	47
All other investment securities	110	146	3,761	3,759
Other comprehensive loss, net of tax, before reclassification adjustments	(2,271)	(2,333)	(7,036)	(7,038)
Reclassification adjustments included in net loss:
Net realized (gains) losses on investment securities	(10)	312	(2,036)	(1,603)
Cash flow hedges	—	—	(160)	(160)
Income tax effect:
Net realized gains (losses) on investment securities	4	(109)	713	561
Cash flow hedges	—	—	56	56
Reclassification adjustments included in net loss, net of tax	(6)	203	(1,427)	(1,146)
Other comprehensive loss, net of tax	(2,277)	(2,130)	(8,463)	(8,184)
Comprehensive loss	$(93,672)	$(96,038)	$(82,149)	$(82,229)

Revised Condensed Consolidated Statement of Cash Flows (Unaudited)

The following table presents the amounts previously reported in our condensed consolidated statement of cash flows and the corresponding revised amounts and includes additional corrections to the classification of certain line items within our condensed consolidated statement of cash flows.

	Nine Months Ended September 30, 2013 (Unaudited)
(dollars in thousands)	As Reported	As Revised

Cash flows from operating activities
Net loss	$(73,686)	$(74,045)
Reconciling adjustments:
Provision for finance receivable losses	262,142	260,005
Depreciation and amortization	48,085	52,993
Deferral of finance receivable origination costs	(42,141)	—
Deferred income tax benefit	(126,924)	(109,181)
Net loss on repurchases and repayments of debt	17,075	33,809
Share-based compensation expense, net of forfeitures	131,250	131,250
Other	(445)	(445)
Cash flows due to changes in:
Other assets and other liabilities	59,549	90,572
Insurance claims and policyholder liabilities	14,917	14,917
Taxes receivable and payable	(30,731)	(46,147)
Accrued interest and finance charges	2,491	(29,957)
Restricted cash not reinvested	(5,716)	(5,715)
Other, net	(823)	(824)
Net cash provided by operating activities	255,043	317,232

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(1,589,051)	(1,631,192)
Principal collections on finance receivables	1,957,957	1,990,405
Available-for-sale investment securities purchased	(96,574)	(90,279)
Trading investment securities purchased	—	(6,295)
Available-for-sale investment securities called, sold, and matured	183,603	176,111
Trading investment securities called, sold, and matured	—	7,492
Change in notes receivable from parent and affiliate	(30,750)	(30,750)
Change in restricted cash	(227,213)	(227,213)
Proceeds from sale of real estate owned	87,747	87,747
Other, net	(12)	(12)
Net cash provided by investing activities	285,707	276,014

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,477,534	3,459,579
Repayment of long-term debt	(4,346,910)	(4,381,451)
Capital contributions from parent	21,000	21,000
Net cash used for financing activities	(848,376)	(900,872)

Effect of exchange rate changes	(835)	(835)

Net change in cash and cash equivalents	(308,461)	(308,461)
Cash and cash equivalents at beginning of period	1,357,212	1,357,212
Cash and cash equivalents at end of period	$1,048,751	$1,048,751

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in thousands)	Level 1	Level 2	Level 3

September 30, 2014

Assets
Cash and cash equivalents	$1,919,184	$—	$—	$1,919,184	$1,919,184
Investment securities	—	1,683,120	13,750	1,696,870	1,696,870
Net finance receivables, less allowance for finance receivable losses	—	—	6,731,196	6,731,196	6,212,738
Finance receivables held for sale	—	—	498,872	498,872	493,196
Note receivable from parent	—	167,989	—	167,989	167,989
Restricted cash	311,425	—	—	311,425	311,425
Other assets:
Commercial mortgage loans	—	—	80,991	80,991	87,553
Escrow advance receivable	—	—	7,728	7,728	7,728
Receivables from parent and affiliates	—	20,069	—	20,069	20,069

Liabilities
Long-term debt	$—	$8,812,305	$—	$8,812,305	$7,858,037
Payables to parent and affiliates	—	40,561	—	40,561	40,561

December 31, 2013

Assets
Cash and cash equivalents	$374,835	$—	$—	$374,835	$374,835
Investment securities	—	531,997	23,617	555,614	555,614
Net finance receivables, less allowance for finance receivable losses	—	—	11,113,980	11,113,980	10,811,664
Note receivable from parent	—	167,989	—	167,989	167,989
Restricted cash	358,759	—	—	358,759	358,759
Other assets:
Commercial mortgage loans	—	—	94,681	94,681	102,200
Escrow advance receivable	—	—	23,527	23,527	23,527
Receivables from parent and affiliates	—	39,364	—	39,364	39,364

Liabilities
Long-term debt	$—	$11,776,576	$—	$11,776,576	$10,640,728
Payables to parent and affiliates	—	38,463	—	38,463	38,463

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3

September 30, 2014

Assets
Cash equivalents in mutual funds	$596,127	$—	$—	$596,127
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	56,198	—	56,198
Obligations of states, municipalities, and political subdivisions	—	118,452	—	118,452
Corporate debt	—	258,625	4,125	262,750
RMBS	—	79,363	55	79,418
CMBS	—	22,083	15	22,098
CDO/ABS	—	18,569	—	18,569
Total	—	553,290	4,195	557,485
Preferred stock	—	7,043	—	7,043
Other long-term investments (a)	—	—	1,430	1,430
Total available-for-sale securities (b)	—	560,333	5,625	565,958
Trading securities:
Bonds:
U.S. government and government sponsored entities	—	134,381	—	134,381
Obligations of states, municipalities, and political subdivisions	—	87,340	—	87,340
Corporate debt	—	443,884	—	443,884
RMBS	—	64,166	361	64,527
CMBS	—	106,115	—	106,115
CDO/ABS	—	286,901	6,430	293,331
Total trading securities	—	1,122,787	6,791	1,129,578
Total investment securities	—	1,683,120	12,416	1,695,536
Restricted cash in mutual funds	290,495	—	—	290,495
Total	$886,622	$1,683,120	$12,416	$2,582,158

Liabilities
Long-term debt	$—	$317,266	$—	$317,266

December 31, 2013

Assets
Cash equivalents in mutual funds	$185,829	$—	$—	$185,829
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	58,633	—	58,633
Obligations of states, municipalities, and political subdivisions	—	102,745	—	102,745
Corporate debt	—	225,312	12,604	237,916
RMBS	—	82,510	113	82,623
CMBS	—	7,545	2	7,547
CDO/ABS	—	3,176	800	3,976
Total	—	479,921	13,519	493,440
Preferred stock	—	7,805	—	7,805
Other long-term investments (a)	—	—	1,269	1,269
Total available-for-sale securities (b)	—	487,726	14,788	502,514
Trading securities:
Bonds:
Corporate debt	—	1,837	—	1,837
RMBS	—	10,671	—	10,671
CMBS	—	29,897	—	29,897
CDO/ABS	—	1,866	7,383	9,249
Total trading securities	—	44,271	7,383	51,654
Total investment securities	—	531,997	22,171	554,168
Restricted cash in mutual funds	321,617	—	—	321,617
Total	$507,446	$531,997	$22,171	$1,061,614

(a)	Other long-term investments excludes our interest in a limited partnership of $0.5 million at September 30, 2014 and $0.6 million at December 31, 2013 that we account for using the equity method.

(b)	Common stocks not carried at fair value totaled $0.9 million at September 30, 2014 and December 31, 2013 and therefore have been excluded from the table above.

We had no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014.

The following table presents changes for the three months ended September 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements(a)	Transfers into Level 3 (b)	Transfers out of Level 3	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in thousands)

Three Months Ended September 30, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4,160	$(27)	$(8)	$—	$—	$—	$4,125
RMBS	65	(4)	(6)	—	—	—	55
CMBS	20	—	(5)	—	—	—	15
Total	4,245	(31)	(19)	—	—	—	4,195
Other long-term investments	1,254	—	176	—	—	—	1,430
Total available-for-sale securities	5,499	(31)	157	—	—	—	5,625
Trading securities:
Bonds:
RMBS	—	—	—	—	361	—	361
CDO/ABS	6,477	(24)	—	(23)	—	—	6,430
Total trading securities	6,477	(24)	—	(23)	361	—	6,791
Total	$11,976	$(55)	$157	$(23)	$361	$—	$12,416

(a)	“Purchases, sales, issues, and settlements” column consists only of settlements. There were no purchases, sales, or issues of investment securities for the three months ended September 30, 2014.

(b)	During the three months ended September 30, 2014, we transferred $0.4 million of RMBS securities into Level 3 primarily related to the re-evaluated observability of pricing inputs.

The following table presents changes for the three months ended September 30, 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements*	Transfers into Level 3	Transfers out of Level 3	Balance at end of period
	Balance at beginning of period
(dollars in thousands)		Other revenues	Other comprehensive income (loss)

Three Months Ended September 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13,114	$(58)	$18	$2,016	$—	$—	$15,090
RMBS	218	—	(133)	—	—	—	85
CMBS	2	—	—	—	—	—	2
CDO/ABS	800	—	—	—	—	—	800
Total	14,134	(58)	(115)	2,016	—	—	15,977
Other long-term investments	1,478	—	(103)	—	—	—	1,375
Total available-for-sale securities	15,612	(58)	(218)	2,016	—	—	17,352
Trading securities:
Bonds:
CDO/ABS	7,663	49	(4)	(75)	—	—	7,633
Total	$23,275	$(9)	$(222)	$1,941	$—	$—	$24,985

*	The detail of purchases, sales, issues, and settlements for the three months ended September 30, 2013 is presented in the table below.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Three Months Ended September 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$2,016	$—	$—	$—	$2,016
Trading securities:
Bonds:
CDO/ABS	—	—	—	(75)	(75)
Total	$2,016	$—	$—	$(75)	$1,941

The following table presents changes for the nine months ended September 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements(a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period

(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Nine Months Ended September 30, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$12,604	$177	$(263)	$(8,393)	$—	$—	$4,125
RMBS	113	(14)	(44)	—	—	—	55
CMBS	2	—	13	—	—	—	15
CDO/ABS	800	—	3	—	—	(803)	—
Total	13,519	163	(291)	(8,393)	—	(803)	4,195
Other long-term investments	1,269	—	251	(90)	—	—	1,430
Total available-for-sale securities	14,788	163	(40)	(8,483)	—	(803)	5,625
Trading securities:
Bonds:
RMBS	—	4	—	(88)	1,602	(1,157)	361
CDO/ABS	7,383	5	—	(155)	—	(803)	6,430
Total trading securities	7,383	9	—	(243)	1,602	(1,960)	6,791
Total	$22,171	$172	$(40)	$(8,726)	$1,602	$(2,763)	$12,416

(a)	“Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the nine months ended September 30, 2014.

(b)	During the nine months ended September 30, 2014, we transferred $1.6 million of RMBS securities into Level 3 primarily related to the re-evaluated observability of pricing inputs.

(c)	During the nine months ended September 30, 2014, we transferred RMBS and CDO/ABS securities totaling $2.8 million out of Level 3 primarily related to the re-evaluated observability of pricing inputs.

The following table presents changes for the nine months ended September 30, 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements *	Transfers into Level 3	Transfers out of Level 3	Balance at end of period

(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Nine Months Ended September 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13,417	$(166)	$304	$1,535	$—	$—	$15,090
RMBS	74	(35)	46	—	—	—	85
CMBS	153	(8)	6	(149)	—	—	2
CDO/ABS	1,200	—	—	(400)	—	—	800
Total	14,844	(209)	356	986	—	—	15,977
Other long-term investments	1,380	2	4	(11)	—	—	1,375
Total available-for-sale securities	16,224	(207)	360	975	—	—	17,352
Trading securities:
Bonds:
CDO/ABS	12,192	562	(426)	(4,695)	—	—	7,633
Total	$28,416	$355	$(66)	$(3,720)	$—	$—	$24,985

*	The detail of purchases, sales, issues, and settlements for the nine months ended September 30, 2013 is presented in the table below.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Nine Months Ended September 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$2,016	$—	$—	$(481)	$1,535
CMBS	—	—	—	(149)	(149)
CDO/ABS	—	—	—	(400)	(400)
Total	2,016	—	—	(1,030)	986
Other long-term investments	—	—	—	(11)	(11)
Total available-for-sale securities	2,016	—	—	(1,041)	975
Trading securities:
Bonds:
CDO/ABS	—	—	—	(4,695)	(4,695)
Total	$2,016	$—	$—	$(5,736)	$(3,720)

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at September 30, 2014 and December 31, 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2014	December 31, 2013
Corporate debt	Discounted cash flows	Yield	0.89% (a)	2.68% – 8.48% (4.67%)
RMBS	Discounted cash flows	Spread	6.94% (b)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (c)	N/A (c)

(a)	At September 30, 2014, corporate debt consisted of one bond.

(b)	At September 30, 2014, RMBS consisted of one bond.

(c)	Not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. Level 3 broker-priced instruments, including RMBS (except for the one bond previously noted), CMBS, and CDO/ABS, are excluded from the table above because the unobservable inputs are not reasonably available to us.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2014

Assets
Real estate owned	$—	$—	$32,220	$32,220
Commercial mortgage loans	—	—	10,792	10,792
Total	$—	$—	$43,012	$43,012

December 31, 2013

Assets
Real estate owned	$—	$—	$71,469	$71,469
Commercial mortgage loans	—	—	11,935	11,935
Total	$—	$—	$83,404	$83,404

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Assets
Real estate owned	$3,159	$5,668	$12,877	$19,270
Commercial mortgage loans	(717)	(61)	(1,773)	(1,774)
Total	$2,442	$5,607	$11,104	$17,496

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three and nine months ended September 30, 2014 and 2013 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Insurance segment to record their fair value for the three and nine months ended September 30, 2014 and 2013 and recorded the net impairments in investment revenues.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2014	December 31, 2013
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

*	Not applicable.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value.

Mutual Funds

The fair value of mutual funds is based on quoted market prices of the underlying shares held in the mutual funds.

Investment Securities

We utilize third-party valuation service providers to measure the fair value of our investment securities, which are classified as available-for-sale or as trading and consist primarily of bonds. Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtain market price data from exchange or dealer markets.

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

Restricted Cash

The carrying amount of restricted cash approximates fair value.

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

Receivables from Parent and Affiliates

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

We record long-term debt issuances at fair value that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At September 30, 2014, there was no significant difference between the fair value and the principal amount of the long-term debt for which we have elected the fair value option.

Payables to Parent and Affiliates

The fair value of payable to parent and affiliates approximates the carrying value due to its short-term nature.

19. Subsequent Events

SPRINGCASTLE 2014-A NOTES

On October 3, 2014, certain indirect subsidiaries of SFC associated with a joint venture in which we own a 47% equity interest (the “Co-Issuers”) issued $2.62 billion of the SpringCastle Funding Asset-backed Notes 2014-A (the “SpringCastle 2014-A Notes”) at a 4.68% weighted average yield in a private placement transaction. The SpringCastle 2014-A Notes are collateralized by the SpringCastle Portfolio in which SFC owns a 47% equity interest as a result of the SAC Capital Contribution on July 31, 2014.

The Co-Issuers sold the SpringCastle 2014-A Notes for approximately $2.55 billion after the price discount but before expenses. The Co-Issuers used the proceeds from the SpringCastle 2014-A Notes to repay in full on October 3, 2014 the SpringCastle Funding Asset-backed Notes 2013-A (the “SpringCastle 2013-A Notes”), which were issued by the Co-Issuers on April 1, 2013. At September 30, 2014, the unpaid principal balance of the SpringCastle 2013-A Notes was $1.46 billion.

On October 3, 2014, SAC purchased $362.5 million initial principal amount of the SpringCastle 2014-A Notes. The Co-Issuers retained $61.6 million of the SpringCastle 2014-A Notes. Certain subsidiaries of NRZ own a 30% equity interest in the Co-Issuers. NRZ is managed by an affiliate of Fortress.

NON-CORE REAL ESTATE LOAN TRANSACTIONS

Proceeds from September Whole Loan Sales

The aggregate purchase price of $795.1 million for the September Whole Loan Sales included a holdback provision of $120 million of which $40 million was subject to finalization of the terms and conditions of administering the holdback and the remainder was subject to our ability to cure certain documentation deficiencies within the 60 day period (subject to extension under certain circumstances) subsequent to the closing of the sale. On October 16 and November 7, 2014, we received $20 million and $21.8 million, respectively, of the holdback provision from Credit Suisse.

Proceeds from MSR Sale

On October 23, 2014, we received $15.7 million from Nationstar, which reflected 40% of the proceeds due from the MSR Sale (50% of the proceeds were received on August 29, 2014). The remaining 10% is subject to a holdback for resolution of missing documentation and other customary conditions, and is expected to be received no later than 120 days after the date of transfer of servicing upon resolution of these conditions. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The “November Whole Loan Sales”

As discussed in Note 1, on August 6, 2014, SFC and Credit Suisse agreed to the terms of the Probable Whole Loan Sales. We completed the second sale of certain performing and non-performing mortgage loans on November 7, 2014. The real estate loans included in the November Whole Loan Sales had a carrying value of $251.0 million (after the basis adjustment for the related allowance for finance receivable losses) as of September 30, 2014.

The aggregate purchase price of $270.1 million for the November Whole Loan Sales included a holdback provision of $34.3 million, which is subject to our ability to cure certain documentation deficiencies within a 60 day period (subject to extension under certain circumstances) subsequent to the closing of the sale. On November 7, 2014, we received $235.8 million of the proceeds from Credit Suisse.

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

•	levels of unemployment and personal bankruptcies;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•	war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce;

•	the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing for these loans;

•	changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•	the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or lack of capacity to repay;

•	changes in our ability to attract and retain employees or key executives to support our businesses;

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

•	the potential for downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	the material weakness that we have identified in our internal control over financial reporting; and

•	changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business.

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

Overview

Springleaf is a leading consumer finance company providing responsible loan products primarily to non-prime customers. We originate consumer loans through our network of nearly 830 branch offices in 26 states. Through two insurance subsidiaries, we write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our loans. We also pursue strategic acquisitions of loan portfolios. As part of this strategy, in April 2013 SFI acquired from HSBC a $3.9 billion UPB consumer loan portfolio through a joint venture in which SFC owns a 47% equity interest as a result of the SAC Capital Contribution on July 31, 2014. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

At September 30, 2014, we had four business segments: Consumer, Insurance, Acquisitions and Servicing, and Real Estate. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments.

OUR PRODUCTS

Our core product offerings include:

•
Personal Loans — We offer personal loans through our branch network to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to four years. At September 30, 2014, we had over 893,000 personal loans, representing $3.6 billion of net finance receivables, of which $1.7 billion, or 48%, were secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 37%, were secured by consumer household goods or other items of personal property, and the remainder were unsecured.

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

•
SpringCastle Portfolio — On April 1, 2013, an indirect subsidiary of SHI acquired the SpringCastle Portfolio through a joint venture in which SFC owns a 47% equity interest as a result of the SAC Capital Contribution on July 31, 2014. These loans included unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. SFI assumed the direct servicing obligations for these loans in September 2013. At September 30, 2014, the SpringCastle Portfolio included over 291,000 of acquired loans, representing $2.1 billion in net finance receivables.

Our legacy products include:

•
Real Estate Loans — We ceased real estate lending in January 2012. These loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. At September 30, 2014, $234.1 million of real estate loans, or 36%, were secured by first mortgages and $421.5 million, or 64%, were secured by second mortgages. We continue to service the liquidating real estate loans and support any advances on open-end accounts.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

Recent Developments

NON-CORE REAL ESTATE LOAN TRANSACTIONS

During the first nine months of 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans. During the first nine months of 2014, we sold finance receivables held for sale with a carrying value of $6.0 billion and recorded net gains totaling $706.5 million. As a result of these transactions, we established a reserve for sales recourse obligations of $9.9 million during the third quarter of 2014. On November 7, 2014, we sold finance receivables held for sale with a carrying value of $251.0 million as of September 30, 2014. These transactions substantially complete the Company’s previously disclosed plan to liquidate its non-core real estate loans. See Note 1 and Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on these sales.

In conjunction with these real estate loan transactions, we have closed our operational locations in Dallas, Texas, Rancho Cucamonga, California, and Wesley Chapel, Florida, and have eliminated certain staff positions in our Evansville, Indiana, location. In total, approximately 300 staff positions were eliminated. However, the total reduction in workforce was approximately 170 employees, as 130 employees have been transferred into other positions at Springleaf. We recorded restructuring costs of $4.3 million in the third quarter of 2014 due to the workforce reductions and the closings of the servicing facilities.

Our insurance subsidiaries have written certain insurance policies on properties collateralizing the loans that have been deconsolidated or disposed of as a result of these sales. As part of the disposition, the insurance policies associated with the sold loans have been or will be cancelled.

CAPITAL CONTRIBUTION TO SFC

On July 31, 2014, SFI made a capital contribution to SFC, consisting of 100 shares of the common stock, par value of $0.01 per share, of SAC representing all of the issued and outstanding shares of capital stock of SAC. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

CREDIT RATINGS

Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch, Inc. (“Fitch”) upgraded SFC’s long-term corporate debt rating as follows: (i) from B3 to B2 with a stable outlook by Moody’s on October 8, 2014; (ii) from B- to B with a stable outlook by S&P on August 8, 2014; and (iii) from B- to B with a stable outlook by Fitch on August 7, 2014.

SECURITIZATIONS

Whitford Brook 2014-VFN1 Securitization

On June 26, 2014, we established a private securitization facility in which Whitford Brook 2014-VFN1 Trust, a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC. The notes will be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down to the required minimum balance of $100 million and then redrawn. Following the three-year funding period, the principal amount of the notes will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2018, unless an option to prepay is elected between July 2017 and July 2018. At September 30, 2014, the required minimum balance of $100 million was drawn under the notes.

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

Renewal of Midbrook 2013-VFN1 Securitization

On June 13, 2014, we amended the note purchase agreement with Midbrook 2013-VFN1 Trust, a wholly owned special purpose vehicle, to extend the one-year funding period to a two-year funding period. Following the two-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2019. The maximum principal balance of variable funding notes that can be issued remained at $300 million. No amounts have been funded.

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

SpringCastle 2014-A Notes

On October 3, 2014, the Co-Issuers issued $2.62 billion of the SpringCastle 2014-A Notes at a weighted average yield of 4.68% in a private placement transaction. The SpringCastle 2014-A Notes are collateralized by the SpringCastle Portfolio in which SFC owns a 47% equity interest as a result of the SAC Capital Contribution on July 31, 2014.

The Co-Issuers sold the SpringCastle 2014-A Notes for approximately $2.55 billion after the price discount but before expenses. The Co-Issuers used the proceeds from the SpringCastle 2014-A Notes to repay in full on October 3, 2014 the SpringCastle 2013-A Notes, which were issued by the Co-Issuers on April 1, 2013. At September 30, 2014, the unpaid principal balance of the SpringCastle 2013-A Notes was $1.46 billion.

On October 3, 2014, SAC purchased $362.5 million initial principal amount of the SpringCastle 2014-A Notes. The Co-Issuers retained $61.6 million of the SpringCastle 2014-A Notes.

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

We regularly consider strategic acquisitions and have been involved in transactions of various magnitudes involving a variety of forms of consideration and financing. Currently, we are evaluating a number of strategic acquisition opportunities, including one opportunity which, if consummated, would be the most significant acquisition transaction ever undertaken by the Company. The purchase price for possible acquisitions could be financed through the issuance of equity (which could significantly increase the number of shares of SHI’s common stock outstanding) or debt securities, bank borrowings, securitizations or a combination thereof. We cannot predict if any such acquisitions will be consummated or, if consummated, will result in a financial or other benefit to the Company. See the discussion under the heading “Risk Factors - There are risks associated with the acquisition of large loan portfolios, such as the SpringCastle Portfolio, including the possibility of increased delinquencies and losses, difficulties with integrating the loans into our servicing platform and disruption to our ongoing business, which could have a material adverse effect on our results of operations, financial condition and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC for additional information.

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

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Interest income:
Finance charges	$385,314	$417,141	$1,171,994	$1,233,504
Finance receivables held for sale originated as held for investment	46,502	—	53,744	—
Total interest income	431,816	417,141	1,225,738	1,233,504

Interest expense	172,492	205,270	526,035	649,861

Net interest income	259,324	211,871	699,703	583,643

Provision for finance receivable losses	92,114	101,390	273,372	260,005

Net interest income after provision for finance receivable losses	167,210	110,481	426,331	323,638

Other revenues:
Insurance	44,010	38,277	125,116	107,144
Investment	11,206	6,532	31,266	25,858
Net loss on repurchases and repayments of debt	—	(33,572)	(6,615)	(33,809)
Net gain on fair value adjustments on debt	1,523	—	1,523	—
Net gain on sales of real estate loans and related trust assets	616,534	—	706,520	—
Other	(10,454)	5,514	(3,240)	20,874
Total other revenues	662,819	16,751	854,570	120,067

Other expenses:
Operating expenses:
Salaries and benefits	85,602	209,625	249,065	363,163
Other operating expenses	76,688	52,110	178,694	151,034
Insurance losses and loss adjustment expenses	20,141	16,550	57,173	47,650
Total other expenses	182,431	278,285	484,932	561,847

Income (loss) before provision for (benefit from) income taxes	647,598	(151,053)	795,969	(118,142)

Provision for (benefit from) income taxes	219,092	(57,145)	275,983	(44,097)

Net income (loss)	428,506	(93,908)	519,986	(74,045)

Net income attributable to non-controlling interests	23,225	—	23,225	—

Net income (loss) attributable to Springleaf	$405,281	$(93,908)	$496,761	$(74,045)

Comparison of Consolidated Results for Three Months Ended September 30, 2014 and 2013

Finance charges decreased for the three months ended September 30, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Three Months Ended September 30

Decrease in average net receivables	$(131,792)
Increase in yield	16,233
SpringCastle finance charges in 2014	83,732
Total	$(31,827)

Average net receivables decreased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease was partially offset by higher personal loan average net receivables.

Yield increased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily from our personal loans, which have higher yields. This increase also reflected a higher proportion of personal loans as a result of the transfers of real estate loans to finance receivables held for sale on August 1, 2014.

Interest expense decreased for the three months ended September 30, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Three Months Ended September 30

Decrease in average debt	$(59,433)
Increase in weighted average interest rate	15,047
SpringCastle interest expense in 2014	11,608
Total	$(32,778)

Average debt decreased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to debt repurchases and repayments of $3.2 billion during the past twelve months and the elimination of $3.4 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during the first nine months of 2014. These decreases were partially offset by debt issuances pursuant to three consumer securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt increased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates. This increase was partially offset by the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt.

Provision for finance receivable losses decreased $9.3 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to a reduction in the allowance requirements on our real estate loans deemed to be purchased credit impaired finance receivables and TDR finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease was partially offset by additional allowance requirements primarily due to growth in our personal loans during the 2014 period and higher personal loan delinquency ratio at September 30, 2014.

Net loss on repurchases and repayments of debt of $33.6 million for the three months ended September 30, 2013 reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.

Net gain on sales of real estate loans and related trust assets of $616.5 million for the three months ended September 30, 2014 reflected the reversal of the remaining unaccreted push-down accounting basis for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. See Note 1 of the Notes to Condensed Financial Statements for further information on these sales.

Other revenues decreased $16.0 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to net charge-offs on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the 2014 period and lower interest revenue on notes receivables from SFI. This decrease was partially offset by servicing fee revenues for the servicing of the real estate loans included in the MSR Sale. We continued to service these loans on behalf of Nationstar until the servicing transfer on September 30, 2014, under an interim servicing agreement.

Salaries and benefits decreased $124.0 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to $131.3 million of share-based compensation expense due to the grant of restricted stock units (“RSUs”) to certain of our executives in the third quarter of 2013. This decrease was partially offset by: (i) employee retention and severance accruals of $3.8 million recorded in the third quarter of 2014 due to the recent workforce reduction of approximately 170 employees and (ii) higher salary and bonus accruals reflecting an increase in number of employees and increased originations of personal loans.

Other operating expenses increased $24.6 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to servicing expenses for the SpringCastle Portfolio as a result of the SAC Capital Contribution on July 31, 2014. This increase also reflected higher professional fees of $19.1 million primarily due to one-time costs and restructuring costs relating to the real estate sales transactions and higher advertising and information technology expenses during the 2014 period.

Provision for income taxes totaled $219.1 million for the three months ended September 30, 2014 compared to benefit from income taxes of $57.1 million for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was 33.8% compared to 37.8% for the same period in 2013. The effective tax rate for the three months ended September 30, 2014 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture, partially offset by the effect of our state income taxes. The effective tax rate for the three months ended September 30, 2013 differed from the federal statutory rate primarily due to the effect of our state income taxes.

Comparison of Consolidated Results for Nine Months Ended September 30, 2014 and 2013

Finance charges decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Nine Months Ended September 30

Decrease in average net receivables	$(177,850)
Increase in yield	32,608
SpringCastle finance charges in 2014	83,732
Total	$(61,510)

Average net receivables decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease was partially offset by higher personal loan average net receivables.

Yield increased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily from our personal loans, which have higher yields. This increase also reflected a higher proportion of personal loans as a result of the transfers of real estate loans to finance receivables held for sale during the first nine months of 2014.

Interest expense decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Nine Months Ended September 30

Decrease in average debt	$(132,448)
Decrease in weighted average interest rate	(2,986)
SpringCastle interest expense in 2014	11,608
Total	$(123,826)

Average debt decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to debt repurchases and repayments of $3.2 billion during the past twelve months and the elimination of $3.4 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during the first nine months of 2014. These decreases were partially offset by debt issuances pursuant to three consumer securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. This decrease was partially offset by the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates.

Provision for finance receivable losses increased $13.4 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to $39.6 million of recoveries recorded in June 2013 resulting from a sale of previously charged-off finance receivables in June 2013 (net of a $1.6 million adjustment for the subsequent buyback of certain finance receivables). This increase also reflected additional allowance requirements primarily due to growth in our personal loans during the 2014 period and higher personal loan delinquency ratio at September 30, 2014. This increase was partially offset by a reduction in the allowance requirements on our real estate loans deemed to be purchased credit impaired finance receivables and TDR finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014.

Net loss on repurchases and repayments of debt of $6.6 million and $33.8 million for the nine months ended September 30, 2014 and 2013, respectively, reflected repurchases of debt at net amounts greater than carrying value.

Net gain on sales of real estate loans and related trust assets of $706.5 million for the nine months ended September 30, 2014 reflected the reversal of the remaining unaccreted push-down accounting basis for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. See Note 1 of the Notes to Condensed Financial Statements for further information on these sales.

Other revenues decreased $24.1 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to net charge-offs on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the 2014 period and lower interest revenue on notes receivables from SFI. This decrease was partially offset by servicing fee revenues for the servicing of the real estate loans included in the MSR Sale. We continued to service these loans on behalf of Nationstar until the servicing transfer on September 30, 2014, under an interim servicing agreement.

Salaries and benefits decreased $114.1 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to $131.3 million of share-based compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013. This decrease was partially offset by (i) employee retention and severance accruals of $3.8 million recorded in the third quarter of 2014 due to the recent workforce reduction of approximately 170 employees and (ii) higher salary accruals reflecting an increase in number of employees and increased originations of personal loans.

Other operating expenses increased $27.7 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to servicing expenses for the SpringCastle Portfolio as a result of the SAC Capital Contribution on July 31, 2014. This increase also reflected higher professional fees primarily due to one-time costs relating to the real estate sales transactions and higher advertising and information technology expenses during the 2014 period.

Provision for income taxes totaled $276.0 million for the nine months ended September 30, 2014 compared to benefit from income taxes of $44.1 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was 34.7% compared to 37.3% for the same period in 2013. The effective tax rate for the nine months ended September 30, 2014 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture, partially offset by the effect of our state income taxes. The effective tax rate for the nine months ended September 30, 2013 differed from the federal statutory rates primarily due to the effect of our state income taxes.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Push-Down Accounting Basis to Historical Accounting Basis

Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at November 30, 2010, the date of the Fortress Acquisition, in accordance with business combination accounting standards, or push-down accounting. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustments recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition, in each case, as described in more detail in the footnotes to the table below. In addition, push-down accounting resulted in the elimination of accretion or amortization of discounts, premiums, and other deferred costs on our finance receivables and long-term debt prior to the Fortress Acquisition. The reconciliations of income (loss) before provision for (benefit from) income taxes on a push-down accounting basis to income (loss) before provision for (benefit from) income taxes on a historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Income (loss) before provision for (benefit from) income taxes - push-down accounting basis	$647,598	$(151,053)	$795,969	$(118,142)
Interest income adjustments (a)	(16,252)	(49,974)	(84,232)	(147,112)
Interest expense adjustments (b)	36,354	33,911	100,238	104,281
Provision for finance receivable losses adjustments (c)	(19,845)	8,368	(18,182)	21,663
Repurchases and repayments of long-term debt adjustments (d)	—	14,158	(4,884)	(6,976)
Fair value adjustments on debt (e)	—	12,216	8,298	45,427
Sales of finance receivables held for sale originated as held for investment adjustments (f)	(330,177)	—	(505,158)	—
Amortization of other intangible assets (g)	1,073	1,228	3,294	3,946
Other (h)	13,802	1,277	14,874	4,686
Income (loss) before provision for (benefit from) income taxes -historical accounting basis	$332,553	$(129,869)	$310,217	$(92,227)

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

Components of interest income adjustments consisted of:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Accretion of net discount applied to non-credit impaired net finance receivables	$(12,358)	$(39,178)	$(61,880)	$(116,686)
Purchased credit impaired finance receivables finance charges	(4,618)	(14,567)	(28,938)	(42,864)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	724	3,771	6,586	12,438
Total	$(16,252)	$(49,974)	$(84,232)	$(147,112)

(b)
Interest expense adjustments consist of: (1) the accretion of the net discount applied to long-term debt to revalue the debt securities to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related debt securities; and (2) the elimination of the accretion or amortization of historical discounts, premiums, commissions, and fees.

Components of interest expense adjustments were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Accretion of net discount applied to long-term debt	$37,639	$43,505	$111,334	$139,702
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(1,285)	(9,594)	(11,096)	(35,421)
Total	$36,354	$33,911	$100,238	$104,281

(c)
Provision for finance receivable losses consists of the allowance for finance receivable losses adjustments and net charge-offs quantified in the table below. Allowance for finance receivable losses adjustments reflect the net difference between our allowance adjustment requirements calculated under our historical accounting basis net of adjustments required under push-down accounting basis. Net charge-offs reflect the net charge-off of loans at a higher carrying value under historical accounting basis versus the discounted basis to their fair value at date of the Fortress Acquisition under push-down accounting basis.

Components of provision for finance receivable losses adjustments were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Allowance for finance receivable losses adjustments	$(13,677)	$22,347	$8,422	$70,613
Net charge-offs	(6,168)	(13,979)	(26,604)	(48,950)
Total	$(19,845)	$8,368	$(18,182)	$21,663

(d)	Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

(e)
Fair value adjustments on debt reflect differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

(f)
Fair value adjustments on sales of finance receivables held for sale originated as held for investment reflect the reversal of the remaining unaccreted push-down accounting basis for net finance receivables, less allowance for finance receivable losses established at the date of the Fortress Acquisition that were sold in the 2014 period.

(g)
Amortization of other intangible assets reflects the amortization over the remaining estimated life of intangible assets established at the date of the Fortress Acquisition as a result of the application of push-down accounting.

(h)
“Other” items reflect differences between historical accounting basis and push-down accounting basis relating to various items such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences all as of the date of the Fortress Acquisition.

At September 30, 2014, the remaining unaccreted push-down accounting basis totaled $5.1 million for net finance receivables, less allowance for finance receivable losses, and $616.1 million for long-term debt.

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments. Management considers Consumer, Insurance, and Acquisitions and Servicing as our Core Consumer Operations and Real Estate as our Non-Core Portfolio. Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. The historical accounting basis is not applicable to the Acquisitions and Servicing segment since this segment resulted from the SAC Capital Contribution on July 31, 2014 and therefore, was not affected by the Fortress Acquisition. See Note 16 of the Notes to Condensed Consolidated Financial Statements for reconciliations of segment totals to condensed consolidated financial statement amounts.

We allocate revenues and expenses (on a historical accounting basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Disaggregated into three categories based on the underlying debt that the expense pertains to:
● securitizations — allocated to the segments whose finance receivables serve as the collateral securing each of the respective debt instruments;
● unsecured debt — allocated to the segments based on expected leverage for that segment or the balance of unencumbered assets and cash proceeds from sale of receivables in that segment; and
● secured term loan — allocated to the segments whose finance receivables served as the collateral securing each of the respective debt instruments.
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

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis), and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Interest income	$318,391	$188,294	$746,711	$519,315

Interest expense	51,827	38,254	133,021	111,393

Net interest income	266,564	150,040	613,690	407,922

Provision for finance receivable losses	73,429	38,111	165,769	52,126

Net interest income after provision for finance receivable losses	193,135	111,929	447,921	355,796

Other revenues:
Insurance	43,984	38,266	125,023	107,114
Investment	13,722	8,313	35,652	31,792
Net loss on repurchases and repayments of debt	—	(2,891)	(1,426)	(4,391)
Net gain on fair value adjustments on debt	1,523	—	1,523	—
Other	2,818	2,907	7,402	8,047
Total other revenues	62,047	46,595	168,174	142,562

Other expenses:
Operating expenses:
Salaries and benefits	66,543	65,878	205,453	193,453
Other operating expenses	56,743	34,155	128,858	98,011
Insurance loss and loss adjustment expenses	20,451	16,849	57,923	48,373
Total other expenses	143,737	116,882	392,234	339,837

Pretax operating income	111,445	41,642	223,861	158,521

Pretax operating income attributable to non-controlling interests	23,225	—	23,225	—

Pretax operating income attributable to Springleaf	$88,220	$41,642	$200,636	$158,521

Selected financial statistics for Consumer (which are reported on a historical accounting basis) and Acquisitions and Servicing were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	At or for the Nine Months Ended September 30, 2014	At or for the Nine Months Ended September 30, 2013

Consumer

Net finance receivables			$3,550,398	$2,960,763
Number of accounts			885,646	795,053

Average net receivables	$3,455,875	$2,892,174	$3,276,801	$2,703,300

Yield	27.04%	25.93%	27.02%	25.65%

Gross charge-off ratio (a)	5.46%	4.30%	5.59%	5.07%
Recovery ratio (b)	(0.79)%	(0.26)%	(0.67)%	(2.16)%
Charge-off ratio (a) (b)	4.67%	4.04%	4.92%	2.91%

Delinquency ratio			2.54%	2.32%

Origination volume	$914,688	$762,426	$2,570,369	$2,319,518
Number of accounts	190,593	190,712	559,218	561,188

Acquisitions and Servicing

Net finance receivables			$2,083,145	$—
Number of accounts			291,153	—

Average net receivables (c)	$2,121,856	$—	$2,121,856	$—

Yield	23.61%	—%	23.61%	—%

Net charge-off ratio	5.17%	—%	5.17%	—%

Delinquency ratio			5.11%	—%

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

(b)
The recovery ratio and charge-off ratio for the three and nine months ended September 30, 2013 reflect $23.8 million of recoveries on charged-off core personal loans resulting from a sale of previously charged-off finance receivables in June 2013, net of a $1.6 million adjustment recorded in September 2013 for the subsequent buyback of certain personal loans. Excluding these recoveries, our Consumer charge-off ratio would have been 3.81% and 4.09%, respectively, for the three and nine months ended September 30, 2013. Excluding the impacts of the $14.5 million of additional charge-offs and the $23.8 million of recoveries on charged-off core personal loans, our Consumer charge-off ratio would have been 3.37% for the nine months ended September 30, 2013.

(c)	Acquisitions and Servicing average net receivables for the three and nine months ended September 30, 2014 reflect a two-month average since the SAC Capital Contribution occurred on July 31, 2014.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2014 and 2013

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Interest income:
Finance charges - Consumer	$234,659	$188,294
Finance charges - Acquisitions and Servicing	83,732	—
Total	$318,391	$188,294

Finance charges — Consumer increased $46.4 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to increases in average net receivables and yield. Average net receivables increased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to increased originations on personal loans resulting from our continued focus on personal loans. Yield increased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns.

Finance charges — Acquisitions and Servicing reflected two months of finance charges on the SpringCastle Portfolio, which SFC owns a 47% equity interest as a result of the SAC Capital Contribution on July 31, 2014.

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Interest expense - Consumer	$40,234	$38,254
Interest expense - Acquisitions and Servicing	11,593	—
Total	$51,827	$38,254

Interest expense — Consumer increased $2.0 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense — Acquisitions and Servicing reflected two months of interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio as a result of the SAC Capital Contribution on July 31, 2014.

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Provision for finance receivable losses - Consumer	$55,357	$38,111
Provision for finance receivable losses - Acquisitions and Servicing	18,072	—
Total	$73,429	$38,111

Provision for finance receivable losses — Consumer increased $17.2 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to additional allowance requirements reflecting increased originations of personal loans in the 2014 period and higher personal loan delinquency ratio at September 30, 2014.

Insurance revenues increased $5.7 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in the 2014 period. The increase in credit premiums also reflects the origination of personal loans with longer terms.

Net gain on fair value adjustments on debt — Acquisitions and Servicing of $1.5 million for the three months ended September 30, 2014 resulted from the unrealized gain on fair value adjustments of the long-term debt associated with the securitization of the SpringCastle Portfolio that is accounted for at fair value through earnings.

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Salaries and benefits - Consumer	$61,751	$61,398
Salaries and benefits - Insurance	4,790	4,480
Salaries and benefits - Acquisitions and Servicing	2	—
Total	$66,543	$65,878

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Other operating expenses - Consumer	$41,500	$30,867
Other operating expenses - Insurance	3,456	3,288
Other operating expenses - Acquisitions and Servicing	11,787	—
Total	$56,743	$34,155

Other operating expenses for Consumer and Insurance increased $10.8 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to higher advertising, professional fees, and information technology expenses.

Insurance losses and loss adjustment expenses increased $3.6 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to an unfavorable variance in claim reserves.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2014 and 2013

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Interest income:
Finance charges - Consumer	$662,979	$519,315
Finance charges - Acquisitions and Servicing	83,732	—
Total	$746,711	$519,315

Finance charges — Consumer increased $143.7 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to increases in average net receivables and yield. Average net receivables increased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to increased originations on personal loans resulting from our continued focus on personal loans. Yield increased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns.

Finance charges — Acquisitions and Servicing reflected two months of finance charges on the SpringCastle Portfolio.

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Interest expense - Consumer	$121,428	$111,393
Interest expense - Acquisitions and Servicing	11,593	—
Total	$133,021	$111,393

Interest expense — Consumer increased $10.0 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense — Acquisitions and Servicing reflected two months of interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio.

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Provision for finance receivable losses - Consumer	$147,697	$52,126
Provision for finance receivable losses - Acquisitions and Servicing	18,072	—
Total	$165,769	$52,126

Provision for finance receivable losses — Consumer increased $95.6 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to $23.8 million of recoveries recorded in June 2013 on previously charged-off personal loans resulting from a sale of these loans in June 2013. This increase also reflected additional allowance requirements resulting from increased originations of personal loans in the 2014 period and higher personal loan delinquency ratio at September 30, 2014.

Insurance revenues increased $17.9 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in the 2014 period. The increase in credit premiums also reflects the origination of personal loans with longer terms.

Net loss on repurchases and repayments of debt — Consumer of $1.4 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively, reflected repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt — Acquisitions and Servicing of $1.5 million for the nine months ended September 30, 2014 resulted from the unrealized gain on fair value adjustments of the long-term debt associated with the securitization of the SpringCastle Portfolio that is accounted for at fair value through earnings.

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Salaries and benefits - Consumer	$190,951	$182,051
Salaries and benefits - Insurance	14,500	11,402
Salaries and benefits - Acquisitions and Servicing	2	—
Total	$205,453	$193,453

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Other operating expenses - Consumer	$106,780	$89,642
Other operating expenses - Insurance	10,291	8,369
Other operating expenses - Acquisitions and Servicing	11,787	—
Total	$128,858	$98,011

Other operating expenses for Consumer and Insurance increased $19.1 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to higher advertising, professional fees, and information technology expenses.

Insurance losses and loss adjustment expenses increased $9.6 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to unfavorable variances in benefit reserves and claim reserves.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Historical Accounting Basis to Pretax Core Earnings

Pretax core earnings is a key performance measure used by management in evaluating the performance of our Core Consumer Operations. Pretax core earnings represents our income (loss) before provision for (benefit from) income taxes on a historical accounting basis and excludes results of operations from our non-core portfolio (Real Estate) and other non-originating legacy operations, gains (losses) resulting from accelerated long-term debt repayment and repurchases of long-term debt related to Consumer, gains (losses) on fair value adjustments on debt related to Core Consumer Operations (attributable to SFC), and results of operations attributable to non-controlling interests. Pretax core earnings provides us with a key measure of our Core Consumer Operations’ performance as it assists us in comparing its performance on a consistent basis. Management believes pretax core earnings is useful in assessing the profitability of our core business and uses pretax core earnings in evaluating our operating performance. Pretax core earnings is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow, and other measures of financial performance prepared in accordance with U.S. GAAP.

The following is a reconciliation of income (loss) before provision for (benefit from) income taxes on a historical accounting basis to pretax core earnings:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Income (loss) before provision for (benefit from) income taxes - historical accounting basis *	$332,553	$(129,869)	$310,217	$(92,227)
Adjustments:
Pretax operating (income) loss - Non-Core Portfolio Operations	(222,002)	41,191	(94,752)	137,376
Pretax operating loss - Other/non-originating legacy operations	894	130,320	8,396	113,372
Net loss from accelerated repayment/repurchase of debt - Consumer	—	2,891	1,426	4,391
Net gain on fair value adjustments on debt - Core Consumer Operations (attributable to SFC)	(716)	—	(716)	—
Pretax operating income attributable to non-controlling interests	(23,225)	—	(23,225)	—
Pretax core earnings	$87,504	$44,533	$201,346	$162,912

*	See reconciliation of income (loss) before provision for (benefit from) income taxes on a push-down accounting basis to a historical accounting basis, which is presented prior to “Segment Results”.

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Interest income:
Finance charges	$52,994	$168,873	$334,070	$529,447
Finance receivables held for sale originated as held for investment	40,327	—	47,457	—
Total interest income	93,321	168,873	381,527	529,447

Interest expense	82,465	129,776	286,955	421,989

Net interest income	10,856	39,097	94,572	107,458

Provision for finance receivable losses	37,239	52,547	119,228	189,600

Net interest loss after provision for finance receivable losses	(26,383)	(13,450)	(24,656)	(82,142)

Other revenues:
Investment	(953)	—	(953)	—
Net loss on repurchases and repayments of debt	—	(15,817)	(10,025)	(35,417)
Net gain on fair value adjustments on debt	—	12,216	8,298	45,427
Net gain on sales of real estate loans and related trust assets *	286,357	—	201,362	—
Other	(1,944)	(1,800)	(2,628)	(1,272)
Total other revenues	283,460	(5,401)	196,054	8,738

Other expenses:
Operating expenses:
Salaries and benefits	17,185	7,551	34,558	20,541
Other operating expenses	17,890	14,789	42,088	43,431
Total other expenses	35,075	22,340	76,646	63,972

Pretax operating income (loss)	$222,002	$(41,191)	$94,752	$(137,376)

*
Consistent with our segment reporting presentation in Note 16 of the Notes to Condensed Consolidated Financial Statements, we have combined the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	At or for the Nine Months Ended September 30, 2014	At or for the Nine Months Ended September 30, 2013

Real estate

Finance receivables held for investment:

Net finance receivables			$702,430	$9,475,525
Number of accounts			99,866	122,262

TDR finance receivables			$160,288	$3,154,643
Allowance for finance receivables losses - TDR			$56,073	$726,819
Provision for finance receivable losses - TDR	$8,514	$37,564	$74,255	$139,171

Average net receivables	$2,866,688	$9,622,708	$6,511,620	$9,933,718

Yield	7.33%	6.96%	6.86%	7.13%

Loss ratio (a) (b)	3.03%	2.09%	1.97%	2.15%

Delinquency ratio			7.31%	7.74%

Finance receivables held for sale:

Net finance receivables			$493,880	$—
Number of accounts			7,427	—

TDR finance receivables			$486,100	$—

(a)
The loss ratio for the nine months ended September 30, 2014 reflects $2.2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks. Excluding these recoveries, our Real Estate loss ratio would have been 2.02% for the nine months ended September 2014.

(b)
The loss ratio for the nine months ended September 30, 2013 reflects $9.9 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off finance receivables in June 2013. Excluding these recoveries, our Real Estate loss ratio would have been 2.28% for the nine months ended September 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2014 and 2013

Finance charges decreased $115.9 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. The increase in yield for the three months ended September 30, 2014 reflected a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields.

Interest expense decreased $47.3 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to lower securitization interest expense as a result of the sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions. This decrease also reflected lower unsecured debt interest expense allocated to Real Estate.

Provision for finance receivable losses decreased $15.3 million for the three months ended September 30, 2014 when compared to the same period in 2013. The decrease in provision for finance receivable losses reflected a reduction in the allowance requirements recorded for the three months ended September 30, 2014 as a result of the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease also reflected lower real estate loan delinquency ratio at September 30, 2014.

Net loss on repurchases and repayments of debt of $15.8 million for the three months ended September 30, 2013 reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt of $12.2 million for the three months ended September 30, 2013 reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net gain on sales of real estate loans and related trust assets of $286.4 million for the three months ended September 30, 2014 primarily reflected cash bids of amounts greater than the equity basis of the real estate loans at the date of sale. The net gain also included proceeds of $38.8 million from the related MSR Sale.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2014 and 2013

Finance charges decreased $195.4 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. The decrease in yield for the nine months ended September 30, 2014 reflected a higher proportion of TDR finance receivables, which generally have lower rates than non-modified real estate loans. The higher proportion of TDR finance receivables resulted from the transfers of a substantial portion of performing real estate loans to finance receivables held for sale during the first nine months of 2014.

Interest expense decreased $135.0 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to lower secured term loan interest expense allocated to Real Estate and lower securitization interest expense as a result of the sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions.

Provision for finance receivable losses decreased $70.4 million for the nine months ended September 30, 2014 when compared to the same period in 2013. The decrease in provision for finance receivable losses reflected a reduction in the allowance requirements recorded for the nine months ended September 30, 2014 as a result of the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease also reflected lower real estate loan delinquency ratio at September 30, 2014 and was partially offset by $9.9 million of recoveries recorded in June 2013 on previously charged-off real estate loans resulting from a sale of these loans in June 2013.

Net loss on repurchases and repayments of debt of $10.0 million and $35.4 million for the nine months ended September 30, 2014 and 2013, respectively, reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt of $8.3 million and $45.4 million for the nine months ended September 30, 2014 and 2013, respectively, reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net gain on sales of real estate loans and related trust assets of $201.4 million for the nine months ended September 30, 2014 primarily reflected cash bids of amounts greater than the equity basis of the real estate loans at the date of sale. The net gain also included proceeds of $38.8 million from the related MSR Sale. The net gain was partially offset by the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Effective June 1, 2014, we also report (on a prospective basis) certain real estate loans with equity capacity in Other. These short equity loans, which have liquidated down to an immaterial level, were previously included in our Core Consumer Operations. At June 1, 2014, the transfer date, the carrying value of these loans totaled $16.3 million.

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Interest income	$3,852	$10,000	$13,268	$37,630

Interest expense	1,846	3,329	5,821	12,198

Net interest income	2,006	6,671	7,447	25,432

Provision for finance receivable losses	1,291	2,364	6,557	(3,384)

Net interest income after provision for finance receivable losses	715	4,307	890	28,816

Other revenues:
Insurance	27	18	98	58
Net loss on repurchases and repayments of debt	—	(706)	(48)	(977)
Other	1,372	4,373	4,686	14,234
Total other revenues	1,399	3,685	4,736	13,315

Other expenses:
Operating expenses:
Salaries and benefits	1,916	136,249	9,183	149,329
Other operating expenses	1,092	2,063	4,839	6,174
Total other expenses	3,008	138,312	14,022	155,503

Pretax operating loss	$(894)	$(130,320)	$(8,396)	$(113,372)

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
September 30,	2014	2013

Net finance receivables:
Personal loans	$34,152	$67,616
Real estate loans	6,672	7,748
Retail sales finance	59,478	122,797
Total	$100,302	$198,161

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

In connection with the SAC Capital Contribution on July 31, 2014, SFC owns a 47% equity interest in the SpringCastle Portfolio (“SCP Loans”), which were determined to be credit impaired when SAC acquired the SCP Loans on April 1, 2013.

Carrying value of finance receivables includes accrued finance charges, unamortized deferred origination costs and unamortized net premiums and discounts on purchased finance receivables. We record an allowance for loan losses to cover expected losses on our finance receivables.

For both the FA Loans and SCP Loans, we segregate between those considered to be performing (“FA Performing Loans” and “SCP Performing Loans,” respectively) and those for which it was determined it was probable that we would be unable to collect all contractually required payments (“FA Credit Impaired Loans” and “SCP Credit Impaired Loans,” respectively). For the FA Performing Loans and the SCP Performing Loans, we accrete the purchase discount to contractual cash flows over the remaining life of the loan to finance charges. For the FA Credit Impaired Loans and SCP Credit Impaired Loans, we record the expected credit loss at purchase and recognize finance charges on the expected effective yield.

FINANCE RECEIVABLES

Net finance receivables by originated before and after the Fortress Acquisition and the related allowance for finance receivable losses were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Personal Loans
FA Performing Loans at Fortress Acquisition	$119,389	$168,386
Originated after Fortress Acquisition	3,460,199	2,991,546
Allowance for finance receivable losses	(123,293)	(94,323)
Personal loans, less allowance for finance receivable losses	3,456,295	3,065,609

SpringCastle Portfolio
SCP Performing Loans	1,712,178	—
SCP Credit Impaired Loans	370,967	—
Allowance for finance receivable losses	(319)	—
SpringCastle Portfolio, less allowance for finance receivable losses	2,082,826	—

Real Estate Loans
FA Performing Loans at Fortress Acquisition	612,318	6,504,781
FA Credit Impaired Loans	30,686	1,307,882
Originated after Fortress Acquisition*	12,541	72,353
Allowance for finance receivable losses	(37,634)	(236,032)
Real estate loans, less allowance for finance receivable losses	617,911	7,648,984

Retail Sales Finance
FA Performing Loans at Fortress Acquisition	37,489	63,158
Originated after Fortress Acquisition	19,411	35,753
Allowance for finance receivable losses	(1,194)	(1,840)
Retail sales finance, less allowance for finance receivable losses	55,706	97,071

Total net finance receivables, less allowance	$6,212,738	$10,811,664

Allowance for finance receivable losses as a percentage of finance receivables
Personal loans	3.44%	2.98%
SpringCastle Portfolio	0.02%	-
Real estate loans	5.74%	2.99%
Retail sales finance	2.10%	1.86%

*	Real estate loan originations in 2014 and 2013 were from advances on home equity lines of credit.

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Net finance receivables:
60-89 days past due	$31,932	$33,379	$13,151	$770	$79,232
90-119 days past due	25,427	20,955	7,842	429	54,653
120-149 days past due	20,938	15,826	5,629	558	42,951
150-179 days past due	16,592	13,102	5,557	303	35,554
180 days or more past due	1,088	4,946	12,098	46	18,178
Total delinquent finance receivables	95,977	88,208	44,277	2,106	230,568
Current	3,430,849	1,932,945	588,886	53,522	6,006,202
30-59 days past due	52,762	61,992	22,382	1,272	138,408
Total	$3,579,588	$2,083,145	$655,545	$56,900	$6,375,178

December 31, 2013

Net finance receivables:
60-89 days past due	$28,297	$—	$96,778	$1,290	$126,365
90-119 days past due	22,648	—	67,966	1,017	91,631
120-149 days past due	18,662	—	54,882	757	74,301
150-179 days past due	14,618	—	45,040	740	60,398
180 days or more past due	934	—	353,003	173	354,110
Total delinquent finance receivables	85,159	—	617,669	3,977	706,805
Current	3,027,460	—	7,092,107	92,093	10,211,660
30-59 days past due	47,313	—	175,240	2,841	225,394
Total	$3,159,932	$—	$7,885,016	$98,911	$11,143,859
TROUBLED DEBT RESTRUCTURING

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

TDR net finance receivables (a)	$335,512	$1,371,321
Allowance for TDR finance receivable losses	$31,205	$177,011
Allowance as a percentage of TDR net finance receivables (b)	30.04%	12.91%
Number of TDR accounts	5,077	14,538

(a)	TDR net finance receivables at September 30, 2014 includes $231.6 million of TDR finance receivables held for sale.

(b)	Allowance ratio at September 30, 2014 reflects the higher proportion of real estate loans secured by second mortgages as a result of the real estate loan sales during the first nine months of 2014.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Real Estate Loans

Number of TDR accounts (a)	54	369	488	796
TDR net finance receivables (a) (b)	$2,788	$25,758	$31,465	$59,719

(a)
Number and amount of TDR net finance receivables for the three and nine months ended September 30, 2014 that defaulted during the previous 12 month period include 30 TDR accounts that were held for sale totaling $1.8 million.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

We may make modifications to loans in our newly acquired SpringCastle Portfolio to assist borrowers in avoiding default and to mitigate the risk of loss. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. There were no SpringCastle Portfolio TDR accounts as of the April 1, 2013 acquisition date as any account deemed as a TDR under our policy was categorized as a purchased credit impaired finance receivables. The amount of SpringCastle Portfolio loans that has been classified as a TDR finance receivable subsequent to the acquisition date is $0.2 million and has not yet reached a significant level for detailed disclosure.

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

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $71.0 million as of September 30, 2014.

At September 30, 2014, we had $1.9 billion of cash and cash equivalents, and during the nine months ended September 30, 2014, we generated net income of $496.8 million. Our net cash inflow from operating and investing activities totaled $2.6 billion for the nine months ended September 30, 2014. At September 30, 2014, our remaining scheduled principal and interest payments for 2014 on our existing debt (excluding securitizations) totaled $483.8 million. As of September 30, 2014, we had $1.9 billion UPB of unencumbered personal loans and $713.2 million UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. On a historical accounting basis, our floating-rate debt represented 1% of our borrowings at September 30, 2014 and 10% at December 31, 2013.

LIQUIDITY

Operating Activities

Cash from operations decreased $148.9 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to one-time costs relating to the real estate sales transactions, partially offset by higher net interest income.

Investing Activities

Net cash provided by investing activities increased $2.2 billion for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the sales of finance receivables held for sale originated as held for investment during the first nine months of 2014.

Financing Activities

Net cash used for financing activities increased $177.9 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the repayments of the secured term loan and the 2013-BAC trust notes in late March 2014.

Liquidity Risks and Strategies

SFC’s credit ratings are non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness.

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•	our inability to grow or maintain our personal loan portfolio with adequate profitability;

•	the effect of federal, state and local laws, regulations, or regulatory policies and practices;

•	the liquidation and related losses within our remaining real estate portfolio could result in reduced cash receipts;

•	potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans; and

•	the potential for disruptions in the debt and equity markets.

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

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to, or in some cases approval from, the Indiana Department of Insurance. The maximum amount of dividends that can be paid without prior approval in a 12 month period, measured retrospectively from the date of payment, is the greater of 10% of policyholders’ surplus as of the prior year-end, or the net gain from operations as of the prior year-end. On October 20, 2014, Merit paid an ordinary dividend of $18.0 million to SFC that did not require prior approval, and Yosemite paid an extraordinary dividend of $57.0 million to SFC upon receiving prior approval. During the third quarter of 2013, our insurance subsidiaries paid $150.0 million of extraordinary dividends to SFC upon receiving prior approvals. In addition, effective July 31, 2013, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $57.8 million, upon receiving prior approval.

OUR DEBT AGREEMENTS

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of September 30, 2014, approximately $5.1 billion aggregate principal amount of senior notes, including $3.9 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350.0 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

As of September 30, 2014, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SFC’s financial results for the twelve months ended September 30, 2014, a mandatory trigger event did not occur with respect to the payment due in January 2015 as the tangible equity to tangible managed assets was 22.4% and the average fixed charge ratio was 1.11x.

Consumer Loan Securitization

In connection with the Sumner Brook 2013-VFN1 securitization, SFC is required to maintain an available cash covenant and a consolidated tangible net worth covenant. At September 30, 2014, SFC is in compliance with these covenants.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act. As of September 30, 2014, our structured financings consisted of the following:

(dollars in thousands)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations
SLFMT 2013-A	$567,880	$662,247	$567,880	$662,261	2.75%	Personal loans	2 years
SLFMT 2013-B	370,170	441,989	370,170	442,003	3.99%	Personal loans	3 years
SLFMT 2014-A	559,260	644,331	559,260	644,344	2.55%	Personal loans	2 years

Total consumer securitizations	1,497,310	1,748,567	1,497,310	1,748,608

SpringCastle Securitization
SCFT 2013-A	2,572,000	3,934,955	1,458,278	2,875,348	3.80%	Personal and junior mortgage loans	N/A

Total secured structured financings	$4,069,310	$5,683,522	$2,955,588	$4,623,956

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we completed one conduit securitization in 2014 and three conduit securitizations in 2013. At September 30, 2014, we had drawn $100 million under these facilities. Also, on October 3, 2014, the Co-Issuers repaid the SpringCastle 2013-A Notes using the proceeds from the sale of the SpringCastle 2014-A Notes. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on this subsequent event.

Our 2013 and 2014 securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Weighted average interest rate	5.45%	5.45%	5.39%	5.68%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2014 or December 31, 2013, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during the first nine months of 2014. As of September 30, 2014, we had no repurchase activity related to these sales.

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

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “—Critical Accounting Policies and Estimates — Allowance for Finance Receivable Losses” in Part II, Item 7 of our 2013 Annual Report on Form 10-K for further discussion of the models and assumptions used to assess the adequacy of the allowance for finance receivable losses.

There have been no significant changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2014.

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
Trust Preferred Securities
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

Net interest income	interest income less interest expense
Recovery ratio	annualized recoveries on net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Tangible equity	total equity less accumulated other comprehensive income or loss
Weighted average interest rate	annualized interest expense as a percentage of average debt
Yield	annualized finance charges as a percentage of average net receivables

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period. Based on their evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2013, described within the 2013 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of September 30, 2014.

We have developed a remediation plan for this material weakness, including enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over the initial and subsequent accounting for certain complex non-routine transactions. We are currently implementing this plan. When fully implemented and operating effectively, such enhancements are expected to remediate the material weakness described above. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 94 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	November 14, 2014	By	/s/ Minchung (Macrina) Kgil
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

4.1
Indenture, dated as of October 3, 2014, among SpringCastle America Funding, LLC, SpringCastle Credit Funding, LLC, SpringCastle Finance Funding, LLC, Wilmington Trust, National Association, Springleaf Finance, Inc., Wells Fargo Bank, National Association, and U.S. Bank National Association. Incorporated by reference from Spring Holdings, Inc. Current Report on Form 8-K, dated October 6, 2014 (SEC Accession No. 0001104659-14-070339).

10.1 (a)
Commitment Letter, dated August 6, 2014, by and among Eighth Street Funding LLC, Eleventh Street Funding LLC, Twelfth Street Funding LLC, Fourteenth Street Funding LLC, Fifteenth Street Funding LLC, Seventeenth Street Funding LLC, Nineteenth Street Funding LLC, Springleaf Finance Corporation, and Credit Suisse (USA) Securities LLC.

10.2 (a)
Amended and Restated Commitment Letter, dated August 26, 2014, by and among Eighth Street Funding LLC, Eleventh Street Funding LLC, Twelfth Street Funding LLC, Fourteenth Street Funding LLC, Fifteenth Street Funding LLC, Seventeenth Street Funding LLC, Nineteenth Street Funding LLC, Springleaf Finance Corporation, and Credit Suisse (USA) Securities LLC.

10.3
Amendment No. 1 To Commitment Letter, dated September 30, 2014, by and among Eighth Street Funding LLC, Eleventh Street Funding LLC, Twelfth Street Funding LLC, Fourteenth Street Funding LLC, Fifteenth Street Funding LLC, Seventeenth Street Funding LLC, Nineteenth Street Funding LLC, Springleaf Finance Corporation, and Credit Suisse (USA) Securities LLC.

10.4 (a)	Mortgage Servicing Rights Purchase and Sale Agreement, dated August 1, 2014, by and among Springleaf Finance Corporation, MorEquity, Inc., and Nationstar Mortgage LLC.

10.5	Amendment No. 1 to Mortgage Servicing Rights Purchase and Sale Agreement, dated August 29, 2014, by and among Springleaf Finance Corporation, MorEquity, Inc., and Nationstar Mortgage LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Finance Corporation

32	Section 1350 Certifications

101 (b)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss); (iv) Condensed Consolidated Statements of Shareholder’s Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_______________________________

(a)
The Company has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

(b)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.