Form 10-K/A
period 2013-12-31
SPRINGLEAF FINANCE CORP
filed 2014-11-17
CIK 25598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

The purpose of this Amendment No. 1 to Springleaf Finance Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Amendment No. 1”), filed with the Securities and Exchange Commission on April 15, 2014 (the “Form 10-K”), is to furnish Schedule I in Item 15 of Part IV of the Form 10-K in accordance with Rule 12-04 of Regulation S-X.  In addition, the Company is filing this Amendment No. 1 because it inadvertently omitted, from the certifications of its Chief Executive Officer and Chief Financial Officer, which were filed as Exhibits 31.1 and 31.2, respectively, to the Form 10-K, certain required language with respect to internal control over financial reporting. This amendment contains, as Exhibits 31.1 and 31.2, certifications that contain the previously omitted language.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedules

To the Board of Directors

and Shareholder of Springleaf Finance Corporation:

Our audits of the consolidated financial statements of Springleaf Finance Corporation referred to in our report dated April 15, 2014 appearing in the 2013 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

November 17, 2014

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Schedule I – Condensed Financial Information of Registrant

SPRINGLEAF FINANCE CORPORATION

Condensed Balance Sheets

(dollars in thousands)
December 31,	2013	2012
		Revised
Assets

Cash and cash equivalents	$106,377	$507,099
Investment in subsidiaries	2,260,363	2,173,068
Notes receivable from parent and affiliates	4,076,526	4,830,288
Restricted cash	6,620	2,689
Other assets	45,474	26,574
Total assets	$6,495,360	$7,539,718

Liabilities and Shareholder’s Equity

Long-term debt, 5.10% - 8.25%, due 2014 - 2067	$4,728,643	$5,734,385
Payable to affiliate	70,257	71,762
Deferred and accrued taxes	300,379	423,884
Other liabilities	67,940	67,105
Total liabilities	5,167,219	6,297,136
Shareholder’s equity	1,328,141	1,242,582
Total liabilities and shareholder’s equity	$6,495,360	$7,539,718

See Notes to Condensed Financial Statements.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Condensed Statements of Operations and Comprehensive Loss

(dollars in thousands)
Years Ended December 31,	2013	2012	2011
		Revised	Revised

Interest received from parent and affiliates	$366,716	$502,274	$682,170
Interest expense	568,223	778,620	1,015,066
Net interest expense	(201,507)	(276,346)	(332,896)
Other revenues	(42,282)	(21,769)	24,223
Other expenses	3,312	8,585	1,485
Loss before benefit from income taxes and equity in undistributed (overdistributed) net income of subsidiaries	(247,101)	(306,700)	(310,158)
Benefit from income taxes	(66,612)	(103,241)	(97,340)
Equity in undistributed (overdistributed) net income of subsidiaries	97,849	(15,609)	(31,755)
Net loss	(82,640)	(219,068)	(244,573)
Other comprehensive income (loss), net of tax	2,199	52,969	(24,379)
Comprehensive loss	$(80,441)	(166,099)	(268,952)

See Notes to Condensed Financial Statements.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Condensed Statements of Cash Flows

(dollars in thousands)
Years Ended December 31,	2013	2012	2011
		Revised	Revised

Net cash provided by (used for) operating activities	$114,928	$278,088	$(170,204)

Cash flows from investing activities
Capital contributions to subsidiaries, net of return of capital	(14,771)	6,917	(30,001)
Change in demand notes receivable from parent and affiliates	1,668,041	2,828,359	2,671,178
Cash advances on master notes with parent and affiliates	(1,822,568)	(459,747)	(240,676)
Principal collections received on master notes with parent and affiliates	897,978	178,955	23,046
Net cash provided by investing activities	728,680	2,554,484	2,423,547

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	493,806	-	-
Repayment of long-term debt	(1,757,901)	(2,541,877)	(2,986,398)
Proceeds from note payable to affiliate	-	1,407	60,000
Repayment of note payable to affiliate	(1,235)	(338)	(44,254)
Capital contributions from parent	21,000	21,000	10,500
Dividends	-	-	(45,000)
Net cash used for financing activities	(1,244,330)	(2,519,808)	(3,005,152)

Net change in cash and cash equivalents	(400,722)	312,764	(751,809)
Cash and cash equivalents at beginning of period	507,099	194,335	946,144
Cash and cash equivalents at end of period	$106,377	$507,099	$194,335

See Notes to Condensed Financial Statements.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Notes to Condensed Financial Statements

1.  Accounting Policies

Springleaf Finance Corporation (“SFC”) records its investments in subsidiaries at cost plus the equity in undistributed (overdistributed) comprehensive income from subsidiaries since the date of incorporation or, if purchased, the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with SFC’s consolidated financial statements.

2.  Related Party Transactions

Notes Receivable from Parent and Affiliates

Notes receivable from parent and affiliates consisted of the following:

(dollars in thousands)
December 31,	2013	2012

Demand notes receivable from parent and affiliates	$2,070,887	$3,758,539
Master notes with parent and affiliates	2,005,639	1,071,749
Total	$4,076,526	$4,830,288

SFC provides funding to its parent, Springleaf Finance, Inc. (“SFI”) and to most of its finance subsidiaries for lending activities. SFC charges SFI and these subsidiaries for this funding based on SFC’s weighted average interest rate on its long-term debt plus a spread, as specified in the note agreements.

Payable to Affiliate

Payable to affiliate reflects cash transactions that were paid by an affiliate on behalf of SFC. No interest was charged for these transactions.

Dividends from Subsidiaries

SFC received cash dividends from subsidiaries of $172.0 million in 2013, $238.8 million in 2012, and $45.0 million in 2011.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Notes to Condensed Financial Statements, Continued

3.  Long-term Debt

Principal maturities of long-term debt at December 31, 2013 were as follows:

(dollars in thousands)

2014	$356,052
2015	797,254
2016	375,000
2017	2,379,337
2018	-
2019+	1,600,000
Total	$5,507,643

Guarantee Agreements

On December 30, 2013, Springleaf Holdings, Inc (“SHI”), the indirect parent of SFC, entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payment of principal of, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities.

4.  Subsidiary Debt Guarantee

One SFC subsidiary is required to maintain a $1.0 million direct committed line of credit to comply with state regulations. SFC guarantees any borrowings under this line of credit. The subsidiary has not borrowed under this line of credit.

One SFC subsidiary is required to maintain a $100,000 direct committed line of credit to comply with state regulations. The subsidiary has not borrowed under this line of credit.

SFC guarantees the bank borrowings of CommoLoCo, Inc., SFC’s consumer financial services subsidiary that conducts business in Puerto Rico and the U.S. Virgin Islands. SFC would be required to repay this debt if CommoLoCo, Inc.’s cash flows from operations and new debt issuances become inadequate. At December 31, 2013 and 2012, CommoLoCo, Inc. had no bank borrowings outstanding.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Notes to Condensed Financial Statements, Continued

5.  Prior Period Revisions

In preparing the annual consolidated financial statements of SFC and its subsidiaries for the year ended December 31, 2013, we identified certain out-of-period errors. In addition to these errors, we previously recorded and disclosed out-of-period adjustments in prior reporting periods when the errors were discovered. As a result, we revised all previously reported periods included in the consolidated financial statements of SFC and its subsidiaries. The effect of these revisions decreased net loss by $1.6 million in 2012 and increased net loss by $19.9 million in 2011. At September 30, 2013, the cumulative effect of these revisions decreased shareholder’s equity by $20.7 million, decreased total consolidated assets by $17.6 million, and increased total consolidated liabilities by $3.1 million. For further information on these revisions, please refer to Note 25 of the Notes to Consolidated Financial Statements in SFC’s Annual Report on Form 10-K for the year ended December 31, 2013.

The errors noted above also had an impact on SFC’s condensed financial statements which were issued for the years ended December 31, 2012 and 2011. In addition to the errors noted above, additional errors specific to the parent only condensed financial statements were also identified. These errors related to the failure to appropriately account for purchase accounting adjustments, classification errors and treatment of intercompany transactions between the parent and subsidiaries.

As a result, we have revised all previously reported periods included in this report. We have corrected the errors identified in the fourth quarter of 2013 and have included these corrections in the appropriate prior periods. Similarly, we have reversed all out-of period adjustments previously recorded and disclosed, and have included the adjustments in the appropriate periods. After evaluating the quantitative and qualitative aspects of these corrections, we have determined that our previous annual condensed financial statements were not materially misstated.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Notes to Condensed Financial Statements, Continued

Revised Condensed Balance Sheet

The following table presents the amounts previously reported in our condensed balance sheet and the corresponding revised amounts.

	At December 31, 2012
(dollars in thousands)	As Reported	As Revised

Assets

Cash and cash equivalents	$507,099	$507,099
Investment in subsidiaries	2,413,015	2,173,068
Notes receivable from parent and affiliates	5,237,816	4,830,288
Restricted cash	-	2,689
Other assets	43,120	26,574
Total assets	$8,201,050	$7,539,718

Liabilities and Shareholder’s Equity

Long-term debt, 5.10% - 8.25%, due 2014 - 2067	$5,710,729	$5,734,385
Payable to parent and affiliate	465,262	71,762
Deferred and accrued taxes	694,761	423,884
Other liabilities	67,105	67,105
Total liabilities	6,937,857	6,297,136
Shareholder’s equity	1,263,193	1,242,582
Total liabilities and shareholder’s equity	$8,201,050	$7,539,718

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Notes to Condensed Financial Statements, Continued

Revised Condensed Statements of Operations and Comprehensive Loss

The following table presents the amounts previously reported in our condensed statements of operations and comprehensive loss and the corresponding revised amounts.

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
(dollars in thousands)	As Reported	As Revised	As Reported	As Revised

Interest received from parent and affiliates	$502,106	$502,274	$682,026	$682,170
Interest expense	481,509	778,620	584,874	1,015,066
Net interest income (expense)	20,597	(276,346)	97,152	(332,896)
Other revenues	264,483	(21,769)	72,205	24,223
Other expenses	8,585	8,585	1,485	1,485
Income (loss) before provision for (benefit from) income taxes and equity in undistributed (overdistributed) net income of subsidiaries	276,495	(306,700)	167,872	(310,158)
Provision for (benefit from) income taxes	6,181	(103,241)	36,005	(97,340)
Equity in undistributed (overdistributed) net income of subsidiaries	(491,000)	(15,609)	(356,590)	(31,755)
Net loss	(220,686)	(219,068)	(224,723)	(244,573)
Other comprehensive income (loss), net of tax *	-	52,969	-	(24,379)
Comprehensive loss *	$(220,686)	$(166,099)	$(224,723)	$(268,952)

*                 Other comprehensive income (loss), net of tax and comprehensive loss were incorrectly excluded from the condensed statements of operations and comprehensive loss for the years ended December 31, 2012 and 2011.

Schedule I, Continued

SPRINGLEAF FINANCE CORPORATION

Notes to Condensed Financial Statements, Continued

Revised Condensed Statements of Cash Flows

The following table presents the amounts previously reported in our condensed statements of cash flows and the corresponding revised amounts.

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
(dollars in thousands)	As Reported	As Revised	As Reported	As Revised

Net cash provided by (used for) operating activities	$307,405	$278,088	$(166,156)	$(170,204)

Cash flows from investing activities
Capital contributions to subsidiaries, net of return of capital	(118,996)	6,917	(44,559)	(30,001)
Change in receivable from parent and affiliates	2,462,267	-	3,120,178	-
Change in demand notes receivable from parent and affiliates	(282,297)	2,828,359	(192,885)	2,671,178
Cash advances on master notes with parent and affiliates	-	(459,747)	-	(240,676)
Principal collections received on master notes with parent and affiliates	-	178,955	-	23,046
Net cash provided by investing activities	2,060,974	2,554,484	2,882,734	2,423,547

Cash flows from financing activities
Repayment of long-term debt	(2,541,877)	(2,541,877)	(3,034,580)	(2,986,398)
Change in short-term debt	465,262	-	(399,307)	-
Proceeds from note payable to affiliate	-	1,407	-	60,000
Repayment of note payable to affiliate	-	(338)	-	(44,254)
Capital contributions from parent	21,000	21,000	10,500	10,500
Dividends	-	-	(45,000)	(45,000)
Net cash used for financing activities	(2,055,615)	(2,519,808)	(3,468,387)	(3,005,152)

Net change in cash and cash equivalents	312,764	312,764	(751,809)	(751,809)
Cash and cash equivalents at beginning of period	194,335	194,335	946,144	946,144
Cash and cash equivalents at end of period	$507,099	$507,099	$194,335	$194,335

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 17, 2014.

SPRINGLEAF FINANCE CORPORATION

By:	/s/	Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
(Executive Vice President and Chief Financial Officer)

Exhibit Index

Exhibit

Number

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Holdings, Inc.

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Holdings, Inc.

(32)	Section 1350 Certifications

(101)*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Schedule I – Condensed Financial Information of Registrant.

*                 As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.