Form 10-Q
period 2015-03-31
SPRINGLEAF FINANCE CORP
filed 2015-05-08
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 4, 2015, there were 10,160,020 shares of the registrant’s common stock, $.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions)	March 31, 2015	December 31, 2014

Assets

Cash and cash equivalents	$2,294	$749
Investment securities	2,736	2,922
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $2.8 billion in 2015 and $1.9 billion in 2014)	3,882	3,800
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.9 billion in 2015 and $2.0 billion in 2014)	1,868	1,979
Real estate loans	598	625
Retail sales finance	39	48
Net finance receivables	6,387	6,452
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $76 million in 2015 and $72 million in 2014)	(175)	(174)
Net finance receivables, less allowance for finance receivable losses	6,212	6,278
Finance receivables held for sale	199	205
Note receivable from parent	263	251
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $330 million in 2015 and $210 million in 2014)	344	218
Other assets	441	503

Total assets	$12,489	$11,126

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $4.9 billion in 2015 and $3.6 billion in 2014)	$9,635	$8,385
Insurance claims and policyholder liabilities	443	446
Deferred and accrued taxes	145	159
Other liabilities	369	255
Total liabilities	10,592	9,245
Commitments and contingent liabilities (Note 14)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,020 shares issued and outstanding at March 31, 2015 and December 31, 2014	5	5
Additional paid-in capital	740	740
Accumulated other comprehensive income	3	3
Retained earnings	1,324	1,321
Springleaf Finance Corporation shareholder’s equity	2,072	2,069
Non-controlling interests	(175)	(188)
Total shareholder’s equity	1,897	1,881

Total liabilities and shareholder’s equity	$12,489	$11,126

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Interest income:
Finance charges	$398	$398
Finance receivables held for sale originated as held for investment	4	4
Total interest income	402	402

Interest expense	158	182

Net interest income	244	220

Provision for finance receivable losses	86	107

Net interest income after provision for finance receivable losses	158	113

Other revenues:
Insurance	36	38
Investment	17	10
Net loss on repurchases and repayments of debt	—	(7)
Net gain on sales of real estate loans and related trust assets	—	55
Other	—	4
Total other revenues	53	100

Other expenses:
Operating expenses:
Salaries and benefits	80	82
Other operating expenses	73	51
Insurance losses and loss adjustment expenses	16	18
Total other expenses	169	151

Income before provision for income taxes	42	62

Provision for income taxes	8	24

Net income	34	38

Net income attributable to non-controlling interests	31	—

Net income attributable to Springleaf Finance Corporation	$3	$38

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Net income	$34	$38

Other comprehensive income:
Net unrealized gains on non-credit impaired investment securities	5	10
Foreign currency translation adjustments	1	—

Income tax effect:
Net unrealized gains on non-credit impaired investment securities	(2)	(4)
Other comprehensive income, net of tax, before reclassification adjustments	4	6

Reclassification adjustments included in net income:
Net realized gains on investment securities	(6)	(2)

Income tax effect:
Net realized gains on investment securities	2	1
Reclassification adjustments included in net income, net of tax	(4)	(1)
Other comprehensive income, net of tax	—	5

Comprehensive income	34	43

Comprehensive income attributable to non-controlling interests	31	—

Comprehensive income attributable to Springleaf Finance Corporation	$3	$43

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2015	$5	$740	$3	$1,321	$2,069	$(188)	$1,881
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Net income	—	—	—	3	3	31	34
Balance, March 31, 2015	$5	$740	$3	$1,324	$2,072	$(175)	$1,897

Balance, January 1, 2014	$5	$422	$28	$873	$1,328	$—	$1,328
Capital contributions from parent	—	11	—	—	11	—	11
Change in net unrealized gains:
Investment securities	—	—	5	—	5	—	5
Net income	—	—	—	38	38	—	38
Balance, March 31, 2014	$5	$433	$33	$911	$1,382	$—	$1,382

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net income	$34	$38
Reconciling adjustments:
Provision for finance receivable losses	86	107
Depreciation and amortization	17	27
Deferred income tax benefit	(14)	(83)
Net gain on sales of real estate loans and related trust assets	—	(55)
Net charge-offs on finance receivables held for sale	1	—
Net loss on repurchases and repayments of debt	—	7
Other	(8)	(1)
Cash flows due to changes in:
Other assets and other liabilities	72	58
Insurance claims and policyholder liabilities	(2)	—
Taxes receivable and payable	18	106
Accrued interest and finance charges	7	1
Restricted cash and cash equivalents not reinvested	—	(3)
Net cash provided by operating activities	211	202

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(624)	(498)
Principal collections on finance receivables	624	629
Cash advances on intercompany notes receivables	(28)	—
Principal collections on intercompany notes receivables	16	—
Sales and principal collections on finance receivables held for sale originated as held for investment	52	816
Available-for-sale investment securities purchased	(95)	(90)
Trading investment securities purchased	(945)	(9)
Available-for-sale investment securities called, sold, and matured	56	55
Trading investment securities called, sold, and matured	1,193	1
Change in restricted cash and cash equivalents	(120)	—
Proceeds from sale of real estate owned	5	22
Other, net	10	(3)
Net cash provided by investing activities	144	923

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,523	575
Repayment of long-term debt	(315)	(1,367)
Distributions to joint venture partners	(18)	—
Capital contributions from parent	—	11
Net cash provided by (used for) financing activities	1,190	(781)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Net change in cash and cash equivalents	1,545	344
Cash and cash equivalents at beginning of period	749	375
Cash and cash equivalents at end of period	$2,294	$719

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$2	$17
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$835
Unsettled investment security purchases and sales	$19	$—

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

1. Business and Basis of Presentation

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”).

At March 31, 2015, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 75% of the common stock of Springleaf Holdings, Inc.(“SHI”). The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and AIG Capital Corporation, a subsidiary of American International Group, Inc. (“AIG”). As a result of SHI’s offering of its common stock, which closed on May 4, 2015, the Initial Stockholder owned approximately 57.7% of SHI’s common stock as of such date, and the economic interests of Fortress and AIG were approximately 54.6% and 3.1%, respectively. If the option granted to the underwriters to purchase additional shares is exercised in full at a later date, the Initial Stockholder will own approximately 54.6% of SHI’s common stock, and the economic interests of Fortress and AIG will be approximately 54.6% and 0%, respectively.

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

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2015 presentation, we reclassified certain prior period items in our condensed consolidated cash flow statement. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report on Form 10-K”). We follow the same significant accounting policies for our interim reporting.

Prior Period Revisions

During the fourth quarter of 2014, we discovered that our personal loans deemed to be troubled debt restructured (“TDR”) finance receivables were previously incorrectly excluded in the related disclosures of our finance receivables and allowance for finance receivable losses. The applicable prior period amounts have been corrected in Notes 4 and 5 in this report.

2. Significant Transactions

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

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Troubled Debt Restructurings

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”), ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments in this ASU became effective prospectively for the Company for fiscal years, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue from Contracts

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In April 2015, the FASB voted to propose a deferral of the effective date of the new revenue recognition standard by one year, which would result in the ASU becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Many of our revenue sources are not within the scope of this new standard, and we are evaluating whether the adoption of this ASU for those revenue sources that are in scope will have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

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

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs. Under this standard, debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of that note. The ASU also clarifies that discount, premium or debt issuance costs shall not be classified as a deferred charged or deferred credit. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the potential impact of adopting this ASU on our consolidated statements of financial condition, results of operations, or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our condensed consolidated financial statements or disclosures.

4. Finance Receivables

Our finance receivable types include personal loans, the SpringCastle Portfolio, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans. At March 31, 2015, $2.0 billion of personal loans, or 52%, were secured by collateral consisting of titled personal property

(such as automobiles) and $1.9 billion, or 48%, were secured by consumer household goods or other items of personal property or were unsecured.

•
SpringCastle Portfolio — are loans acquired by an indirect subsidiary of SHI through a joint venture in which SFC currently owns a 47% equity interest (the “SpringCastle Portfolio”). These loans include unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. At March 31, 2015, $221 million of real estate loans, or 37%, were secured by first mortgages and $377 million, or 63%, were secured by second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Since we ceased real estate lending in January 2012, our real estate loans are in a liquidating status.

•
Retail sales finance — include retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. Our retail sales finance portfolio is also in a liquidating status.

Components of net finance receivables by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2015

Gross receivables*	$4,558	$1,833	$594	$43	$7,028
Unearned finance charges and points and fees	(773)	—	(1)	(4)	(778)
Accrued finance charges	54	35	5	—	94
Deferred origination costs	43	—	—	—	43
Total	$3,882	$1,868	$598	$39	$6,387

December 31, 2014

Gross receivables*	$4,462	$1,941	$621	$52	$7,076
Unearned finance charges and points and fees	(764)	—	(1)	(5)	(770)
Accrued finance charges	58	38	5	1	102
Deferred origination costs	44	—	—	—	44
Total	$3,800	$1,979	$625	$48	$6,452

*	Gross receivables are defined as follows:

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

•
finance receivables originated subsequent to the Fortress Acquisition (as defined in the Purchased Credit Impaired Finance Receivables section located in this Note) — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; and

•
purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts.

Included in the table above are personal loans with a carrying value of $2.8 billion at March 31, 2015 and $1.9 billion at December 31, 2014 and SpringCastle Portfolio loans with a carrying value of $1.9 billion at March 31, 2015 and $2.0 billion at December 31, 2014 associated with securitizations that remain on our balance sheet. The carrying value of consolidated long-term debt associated with securitizations totaled $4.9 billion at March 31, 2015 and $3.6 billion at December 31, 2014.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)	March 31, 2015	December 31, 2014

Personal loans	$1	$1
SpringCastle Portfolio	361	354
Real estate loans	31	31
Total	$393	$386

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

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at March 31, 2015 and at December 31, 2014 were immaterial. Our personal loans, SpringCastle Portfolio, and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2015

Net finance receivables:
60-89 days past due	$30	$25	$9	$—	$64
90-119 days past due	24	16	5	—	45
120-149 days past due	24	13	4	—	41
150-179 days past due	23	12	4	—	39
180 days or more past due	2	3	13	—	18
Total delinquent finance receivables	103	69	35	—	207
Current	3,729	1,756	548	38	6,071
30-59 days past due	50	43	15	1	109
Total	$3,882	$1,868	$598	$39	$6,387

December 31, 2014

Net finance receivables:
60-89 days past due	$36	$31	$12	$1	$80
90-119 days past due	30	19	9	—	58
120-149 days past due	24	16	5	1	46
150-179 days past due	21	14	4	—	39
180 days or more past due	2	2	12	—	16
Total delinquent finance receivables	113	82	42	2	239
Current	3,632	1,839	565	45	6,081
30-59 days past due	55	58	18	1	132
Total	$3,800	$1,979	$625	$48	$6,452

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2015

Performing	$3,809	$1,824	$572	$39	$6,244
Nonperforming	73	44	26	—	143
Total	$3,882	$1,868	$598	$39	$6,387

December 31, 2014

Performing	$3,723	$1,928	$595	$47	$6,293
Nonperforming	77	51	30	1	159
Total	$3,800	$1,979	$625	$48	$6,452

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

As a result of the significance of the ownership interest acquired by FCFI Acquisition LLC, an affiliate of Fortress (the “Fortress Acquisition”), we revalued our assets and liabilities based on their fair value at the date of the Fortress Acquisition, November 30, 2010, in accordance with business combination standards (“push-down accounting”) and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value.

In connection with SFI’s capital contribution of its wholly owned subsidiary, Springleaf Acquisition Corporation (“SAC”), to SFC on July 31, 2014 (the “SAC Capital Contribution”), SFC owns a 47% equity interest in the SpringCastle Portfolio (the “SCP Loans”), which were determined to be credit impaired when SAC acquired the SCP Loans on April 1, 2013.

We report the carrying amount of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At March 31, 2015 and December 31, 2014, finance receivables held for sale totaled $199 million and $205 million, respectively. See Note 6 for further information on our finance receivables held for sale, which consist of our non-core real estate loans. Finance receivables held for sale include purchased credit impaired real estate loans, as well as TDR real estate loans. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables by finance receivables held for investment and finance receivables held for sale in the tables below. The financial data related to finance receivables held for sale in the following tables were immaterial during the first quarter of 2014 since the loans were transferred and sold within the same month.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

March 31, 2015

Carrying amount, net of allowance (a)	$309	$90	$399
Outstanding balance (b)	587	147	734
Allowance for purchased credit impaired finance receivable losses	—	5	5

December 31, 2014

Carrying amount, net of allowance (a)	$340	$93	$433
Outstanding balance (b)	628	151	779
Allowance for purchased credit impaired finance receivable losses	—	5	5

(a)
The carrying amount of purchased credit impaired FA Loans at March 31, 2015 and December 31, 2014 includes $66 million and $68 million, respectively, of purchased credit impaired finance receivables held for sale.

(b)
The outstanding balance of purchased credit impaired FA Loans at March 31, 2015 and December 31, 2014 includes $97 million and $99 million, respectively, of purchased credit impaired finance receivables held for sale.

The allowance for purchased credit impaired finance receivable losses at March 31, 2015 and December 31, 2014, reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Three Months Ended March 31, 2015

Balance at beginning of period	$541	$19	$560
Accretion (a)	(24)	(3)	(27)
Disposals of finance receivables (b)	(12)	—	(12)
Balance at end of period	$505	$16	$521

Three Months Ended March 31, 2014

Balance at beginning of period	$—	$767	$767
Accretion	—	(29)	(29)
Transfers due to finance receivables sold	—	(57)	(57)
Disposals of finance receivables (b)	—	(5)	(5)
Balance at end of period	$—	$676	$676

(a)
Accretion on our purchased credit impaired FA Loans for the three months ended March 31, 2015 includes $2 million of accretion on purchased credit impaired finance receivables held for sale, which is reported as interest income on finance receivables held for sale originated as held for investment.

(b)	Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged off during the period.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

March 31, 2015

TDR gross finance receivables (a) (b)	$27	$12	$194	$233
TDR net finance receivables (c)	26	11	195	232
Allowance for TDR finance receivable losses	3	3	31	37

December 31, 2014

TDR gross finance receivables (a) (b)	$22	$11	$196	$229
TDR net finance receivables (c)	22	10	196	228
Allowance for TDR finance receivable losses	1	3	32	36

(a)	As defined earlier in this Note.

(b)	TDR real estate loan gross finance receivables at March 31, 2015 and December 31, 2014 include $90 million and $91 million, respectively, of TDR finance receivables held for sale.

(c)	TDR real estate loan net finance receivables at March 31, 2015 and December 31, 2014 include $90 million and $91 million, respectively, of TDR finance receivables held for sale.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

Three Months Ended March 31, 2015

TDR average net receivables (a)	$25	$11	$195	$231
TDR finance charges recognized (b)	1	—	3	4

Three Months Ended March 31, 2014

TDR average net receivables	$13	$—	$1,413	$1,426
TDR finance charges recognized	—	—	18	18

(a)	TDR real estate loan average net receivables for the three months ended March 31, 2015 include $90 million of TDR average net receivables held for sale.

(b)	TDR real estate loan finance charges recognized for the three months ended March 31, 2015 include $1 million of interest income on TDR finance receivables held for sale.

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

Three Months Ended March 31, 2015

Pre-modification TDR net finance receivables (a)	$9	$2	$4	$15
Post-modification TDR net finance receivables (a)	$8	$2	$4	$14
Number of TDR accounts (b)	1,854	195	78	2,127

Three Months Ended March 31, 2014

Pre-modification TDR net finance receivables	$3	$—	$102	$105
Post-modification TDR net finance receivables	$2	$—	$93	$95
Number of TDR accounts	662	—	988	1,650

(a)	TDR real estate loan net finance receivables for the three months ended March 31, 2015 include less than $1 million of pre-modification and post-modification TDR net finance receivables held for sale.

(b)	Number of new TDR real estate loan accounts for the three months ended March 31, 2015 includes 9 new TDR accounts that were held for sale.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

Three Months Ended March 31, 2015

TDR net finance receivables (a) (b) (c)	$—	$—	$1	$1
Number of TDR accounts (b)	57	10	18	85

Three Months Ended March 31, 2014

TDR net finance receivables (a) (c)	$—	$—	$16	$16
Number of TDR accounts	15	—	229	244

(a)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(b)	Includes 9 TDR real estate loan accounts totaling less than $1 million that were held for sale.

(c)
TDR personal loans for the three months ended March 31, 2015 and 2014 and TDR SpringCastle Portfolio for the three months ended March 31, 2015 that defaulted during the previous 12 month period were less than $1 million and, therefore, are not quantified in the table above.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended March 31, 2015

Balance at beginning of period	$130	$3	$40	$1	$174
Provision for finance receivable losses	55	27	4	—	86
Charge-offs	(61)	(30)	(6)	(1)	(98)
Recoveries	8	3	1	1	13
Balance at end of period	$132	$3	$39	$1	$175

Three Months Ended March 31, 2014

Balance at beginning of period	$94	$—	$236	$2	$332
Provision for finance receivable losses	47	—	58	2	107
Charge-offs	(44)	—	(28)	(1)	(73)
Recoveries (a)	4	—	4	—	8
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (b)	—	—	(10)	—	(10)
Balance at end of period	$101	$—	$260	$3	$364

(a)	Recoveries during the three months ended March 31, 2014 included $2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March 2014.

(b)
During the first quarter of 2014, we reduced the carrying value of certain real estate loans to $825 million as a result of the transfer of these loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $76 million at March 31, 2015 and $72 million at December 31, 2014. See Note 11 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Charged-off against provision for finance receivable losses:
SCP Loans	$7	$—
FA Loans gross charge-offs*	—	6

*
Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2015

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$129	$—	$3	$1	$133
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	5	—	5
Individually evaluated for impairment (TDR finance receivables)	3	3	31	—	37
Total	$132	$3	$39	$1	$175

Finance receivables:
Collectively evaluated for impairment	$3,856	$1,548	$463	$39	$5,906
Purchased credit impaired finance receivables	—	309	30	—	339
TDR finance receivables	26	11	105	—	142
Total	$3,882	$1,868	$598	$39	$6,387

December 31, 2014

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$129	$—	$3	$1	$133
Purchased credit impaired finance receivables	—	—	5	—	5
TDR finance receivables	1	3	32	—	36
Total	$130	$3	$40	$1	$174

Finance receivables:
Collectively evaluated for impairment	$3,778	$1,629	$490	$48	$5,945
Purchased credit impaired finance receivables	—	340	30	—	370
TDR finance receivables	22	10	105	—	137
Total	$3,800	$1,979	$625	$48	$6,452

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $199 million at March 31, 2015 and $205 million at December 31, 2014, which are carried at the lower of cost or fair value and secured by first mortgages. We used the aggregate basis to determine the lower of cost or fair value of the finance receivables held for sale since the underlying real estate loans were presented to the buyers on a portfolio basis. We also separately present the interest income on our finance receivables held for sale as interest income on finance receivables held for sale originated as held for investment on our interim consolidated statements of operations, which totaled $4 million during each of the three months ended March 31, 2015 and 2014.

We did not have any transfer activity to or from finance receivables held for sale during the first quarter of 2015.

On March 1, 2014, we transferred $825 million of real estate loans, (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On March 31, 2014, we sold the finance receivables held for sale totaling $815 million and recorded a net gain of $55 million.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2015

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$30	$2	$—	$32
Obligations of states, municipalities, and political subdivisions	100	2	(1)	101
Certificates of deposit and commercial paper (a)	1	—	—	1
Corporate debt	291	13	—	304
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	115	1	—	116
Commercial mortgage-backed securities (“CMBS”)	42	—	—	42
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	58	—	—	58
Total	637	18	(1)	654
Preferred stock	8	—	—	8
Other long-term investments	1	—	—	1
Total (b)	$646	$18	$(1)	$663

December 31, 2014

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$61	$3	$—	$64
Obligations of states, municipalities, and political subdivisions	99	3	—	102
Certificates of deposit and commercial paper (a)	1	—	—	1
Corporate debt	256	12	(1)	267
Mortgage-backed, asset-backed, and collateralized:
RMBS	71	2	—	73
CMBS	25	—	(1)	24
CDO/ABS	61	—	—	61
Total	574	20	(2)	592
Preferred stock	7	—	—	7
Other long-term investments	1	—	—	1
Total (b)	$582	$20	$(2)	$600

(a)	Includes certificates of deposit totaling $1 million pledged as collateral, primarily to support bank lines of credit at March 31, 2015 and December 31, 2014.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at March 31, 2015 and December 31, 2014, which is classified as a restricted investment and carried at cost.

As of March 31, 2015 and December 31, 2014, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

March 31, 2015

Bonds:
Obligations of states, municipalities, and political subdivisions	$19	$(1)	$6	$—	$25	$(1)
Corporate debt	30	—	5	—	35	—
RMBS	43	—	—	—	43	—
CMBS	17	—	5	—	22	—
CDO/ABS	21	—	—	—	21	—
Total	130	(1)	16	—	146	(1)
Preferred stock	6	—	—	—	6	—
Total	$136	$(1)	$16	$—	$152	$(1)

December 31, 2014

Bonds:
U.S. government and government sponsored entities	$—	$—	$1	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	27	—	1	—	28	—
Corporate debt	36	(1)	6	—	42	(1)
RMBS	9	—	—	—	9	—
CMBS	16	(1)	2	—	18	(1)
CDO/ABS	46	—	—	—	46	—
Total	134	(2)	10	—	144	(2)
Preferred stock	6	—	—	—	6	—
Total	$140	$(2)	$10	$—	$150	$(2)

*	Unrealized losses on certain available-for-sale securities for the three months ended March 31, 2015 and 2014 were less than $1 million and, therefore, are not quantified in the table above.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended March 31, 2015 and 2014, we did not recognize any other-than-temporary impairment credit loss write-downs to investment revenues.

During the three months ended March 31, 2015 and 2014, there were no additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The fair values of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Fair value	$74	$51

Realized gains	$7	$2
Realized losses	(1)	—
Net realized gains	$6	$2

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2015 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$39	$39
Due after 1 year through 5 years	195	191
Due after 5 years through 10 years	112	104
Due after 10 years	92	88
Mortgage-backed, asset-backed, and collateralized securities	216	215
Total	$654	$637

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $12 million at March 31, 2015 and December 31, 2014.

TRADING SECURITIES

The fair value of trading securities by type was as follows:

(dollars in millions)	March 31, 2015	December 31, 2014

Fixed maturity trading securities:
Bonds:
U.S. government and government sponsored entities	$1,079	$302
Obligations of states, municipalities, and political subdivisions	7	14
Certificates of deposit and commercial paper	—	238
Non-U.S. government and government sponsored entities	—	20
Corporate debt	529	1,056
Mortgage-backed, asset-backed, and collateralized:
RMBS	15	35
CMBS	120	149
CDO/ABS	322	507
Total	$2,072	$2,321

The net unrealized and realized gains on our trading securities, which we report in investment revenues, were as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Net unrealized gains on trading securities held at period end	$3	$—
Net realized gains on trading securities sold or redeemed	—	—
Total	$3	$—

8. Transactions with Affiliates of Fortress or AIG

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain direct and indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended March 31, 2015 and $2 million for the three months ended March 31, 2014.

As a result of the sales of our real estate loans during 2014 (some of which were serviced by Nationstar) and the sale of certain mortgage servicing rights in 2014 our exposure to these affiliated services is reduced.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were under $1 million for the three months ended March 31, 2015 and 2014.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $44 million at March 31, 2015 and December 31, 2014.

INSURANCE COVERAGE

We hold various insurance policies with AIG subsidiaries covering liabilities of directors and officers, errors and omissions, lawyers, employment practices, fiduciary, and fidelity bond. Premium expenses on these policies were under $1 million for the three months ended March 31, 2015 and 2014.

JOINT VENTURE

Certain subsidiaries of New Residential Investment Corp. (“NRZ”), own a 30% equity interest in the joint venture that acquired the SpringCastle Portfolio, in which we own a 47% equity interest. NRZ is managed by an affiliate of Fortress.

THIRD STREET DISPOSITION

On March 6, 2014, we entered into an agreement to sell, subject to certain closing conditions, all of our interest in the mortgage-backed retained certificates related to a securitization transaction completed in 2009 to Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Concurrently, NRZ and MLPFS entered into an agreement pursuant to which NRZ agreed to purchase approximately 75% of these retained certificates. NRZ is managed by an affiliate of Fortress.

MSR SALE

SFC and MorEquity, Inc. (“MorEquity”), a wholly owned subsidiary, entered into an agreement, dated and effective August 1, 2014, to sell the servicing rights of the mortgage loans primarily underlying the mortgage securitizations completed during 2011 through 2013 to Nationstar for a purchase price of $39 million (the “MSR Sale”). From the closing of the MSR Sale on

August 29, 2014, until the servicing transfer on September 30, 2014, we continued to service certain loans on behalf of Nationstar under an interim servicing agreement. At March 31, 2015 and December 31, 2014, the receivable from Nationstar for our interim servicing fees totaled $1 million. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

9. Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SFC’s note receivable from parent is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2015 and does not expect to demand payment from SFI in 2015. The note receivable from parent totaled $263 million at March 31, 2015 and $251 million at December 31, 2014. Interest receivable on this note totaled $1 million at March 31, 2015 and was immaterial at December 31, 2014. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on the note receivable from SFI totaled $2 million and $1 million, respectively, for the three months ended March 31, 2015 and 2014.

Receivables from Parent and Affiliates

At March 31, 2015 and December 31, 2014, receivables from our parent and affiliates totaled $12 million. SFC had a receivable from Second Street Funding Corporation, a subsidiary of SFI, for income taxes payable under current and prior tax sharing agreements, which totaled $4 million at March 31, 2015 and December 31, 2014. Receivables from parent and affiliates also included interest receivable on SFC’s note receivable from SFI previously discussed in this Note. Receivables from our parent and affiliates at March 31, 2015 and December 31, 2014 are presented net of a payable to SFI of $28 million and $43 million, respectively. Excluding this payable, receivables from our parent and affiliates totaled $40 million at March 31, 2015 and $54 million at December 31, 2014.

Payables to Parent and Affiliates

At March 31, 2015 and December 31, 2014, payables to parent and affiliates totaled $47 million and $48 million, respectively. SFC’s payable to parent totaled $23 million and $17 million at March 31, 2015 and December 31, 2014, respectively, primarily due to payments made by SFI for the benefit of SFC. At March 31, 2015 and December 31, 2014, Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, had net payables of $21 million and $19 million, respectively, to Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, related to the intercompany agreements further discussed below in this Note. At March 31, 2015 and December 31, 2014, SFMC, also had a payable of $1 million to Springleaf Consumer Loan, Inc. for internet lending referral fees charged to the branch network.

SFI provides funding for SAC’s operations through an intercompany demand note, not to exceed $2.5 million. The note is payable in full on December 31, 2022, and is prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance is 8.00%. At March 31, 2015 and December 31, 2014, the note payable to SFI totaled $1 million and was reported in other liabilities. Interest expense on the note payable to SFI for the three months ended March 31, 2015 was immaterial.

SFI provides servicing of the SpringCastle Portfolio through a master servicing agreement with SpringCastle Holdings, LLC. At March 31, 2015 and December 31, 2014, SpringCastle Holdings LLC’s payable to SFI totaled $5 million and $10 million, respectively.

CAPITAL CONTRIBUTIONS

During January of 2014, SFC received a capital contribution from SFI of $11 million to satisfy an interest payment required by SFC’s debenture due in January of 2014.

INTERCOMPANY AGREEMENTS

On December 24, 2012, SGSC, a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”). SFMC’s net payable to SGSC relating to these agreements totaled $21 million at March 31, 2015 and $19 million at December 31, 2014.

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three months ended March 31, 2015 and 2014, SFMC recorded $54 million and $45 million, respectively, of service fee expenses, which are included in other operating expenses.

License Agreement

The license agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three months ended March 31, 2015 and 2014, SFMC recorded $1 million of license fees, which are included as a contra expense to other operating expenses.

Building Lease

The building lease agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three months ended March 31, 2015 and 2014, SFMC recorded $1 million of rent charged to SGSC, which are included as a contra expense to other operating expenses.

10. Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at March 31, 2015 were as follows:

(dollars in millions)	Retail Notes	Medium Term Notes	Securitizations	Junior Subordinated Debt	Total

Interest rates (a)	6.50%-7.50%	5.25%-8.25%	2.41%-6.82%	6.00%

Second quarter 2015	$7	$—	$—	$—	$7
Third quarter 2015	24	—	—	—	24
Fourth quarter 2015	—	750	—	—	750
First quarter 2016	—	—	—	—	—
Remainder of 2016	—	375	—	—	375
2017	—	1,902	—	—	1,902
2018	—	—	—	—	—
2019	—	700	—	—	700
2020-2067	—	1,250	—	350	1,600
Securitizations (b)	—	—	4,873	—	4,873
Total principal maturities	$31	$4,977	$4,873	$350	$10,231

Total carrying amount (c)	$30	$4,555	$4,878	$172	$9,635

(a)	The interest rates shown are the range of contractual rates in effect at March 31, 2015.

(b)	Securitizations are not included in above maturities by period due to their variable monthly repayments. See Note 11 for further information on our long-term debt associated with securitizations.

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

GUARANTY AGREEMENTS

On December 3, 2014, SHI entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $700 million of 5.25% of Senior Notes due 2019. As of March 31, 2015, approximately $700 million aggregate principal amount of senior notes were outstanding.

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of March 31, 2015, approximately $5.0 billion aggregate principal amount of senior notes, including $3.1 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350 million aggregate principal amount of a junior subordinated debenture were outstanding.

11. Variable Interest Entities

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for securitization transactions. Since these transactions involve securitization trusts required to be consolidated, the securitized assets and related liabilities are included in our condensed consolidated financial statements and are accounted for as secured borrowings. As a result of the 2014 sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt.

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

The remaining asset-backed securities issued by the securitization trusts are supported by the expected cash flows from the underlying securitized finance receivables. Cash inflows from these finance receivables are distributed to investors and service providers in accordance with each transaction’s contractual priority of payments (“waterfall”) and, as such, most of these inflows must be directed first to service and repay each trust’s senior notes or certificates held principally by third-party investors. The holders of the asset-backed securities have no recourse to the Company if the cash flows from the underlying qualified securitized assets are not sufficient to pay all principal and interest on the asset-backed securities. After these senior obligations are extinguished, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in each trust. We retain interests in these securitization transactions, including subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default.

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	March 31, 2015	December 31, 2014

Assets
Finance receivables:
Personal loans	$2,838	$1,853
SpringCastle Portfolio	1,868	1,979
Allowance for finance receivable losses	76	72
Restricted cash and cash equivalents	330	210

Liabilities
Long-term debt	$4,878	$3,644

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

2015-A Securitization

On February 26, 2015, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $1.2 billion of notes backed by personal loans held by Springleaf Funding Trust 2015-A (the “2015-A Trust”) at a 3.58% weighted average yield. We sold the asset-backed notes for $1.2 billion, after the price discount but before expenses and a $12 million interest reserve requirement.

Sale of SpringCastle 2014-A Notes

On March 9, 2015, SAC agreed to sell $232 million and $131 million principal amount of the previously retained Class C and Class D SpringCastle 2014-A Notes, respectively, to an unaffiliated third party at a premium to the principal balance. The sale was completed on March 16, 2015.

Amendment to Whitford Brook 2014-VFN1 Securitization

On March 24, 2015, we amended the Sale and Servicing Agreement relating to the Whitford Brook Funding Trust 2014-VFN1 (the “Whitford Brook 2014-A Trust”) to no longer require a $100 million minimum balance drawn under the variable funding notes, which are backed by personal loans acquired from subsidiaries of SFC. On March 25, 2015, we paid down the balance of $100 million.

VIE Interest Expense

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three months ended March 31, 2015 totaled $38 million, compared to $43 million for the three months ended March 31, 2014.

DECONSOLIDATED VIES

As a result of the sales of the mortgage-backed retained certificates during 2014, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt. The total carrying value of these real estate loans as of the sale dates was $5.1 billion. During 2014, we established a reserve for sales recourse obligations of $6 million related to these sales. At March 31, 2015, this reserve totaled $6 million. We had no repurchase activity associated with these sales as of March 31, 2015. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

12. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income were as follows:

(dollars in millions)	Unrealized Gains (Losses) Investment Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2015

Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive income before reclassifications	3	—	1	4
Reclassification adjustments from accumulated other comprehensive income	(4)	—	—	(4)
Balance at end of period	$11	$(13)	$5	$3

Three Months Ended March 31, 2014

Balance at beginning of period	$4	$20	$4	$28
Other comprehensive income before reclassifications	6	—	—	6
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	(1)
Balance at end of period	$9	$20	$4	$33

Reclassification adjustments from accumulated other comprehensive income to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income to investment revenues, before taxes	$6	$2
Income tax effect	(2)	(1)
Reclassification from accumulated other comprehensive income to investment revenues, net of taxes	$4	$1

13. Income Taxes

At March 31, 2015, we had a net deferred tax liability of $141 million, compared to $156 million at December 31, 2014. The decrease in the net deferred tax liability was primarily due to purchase accounting for debt writedown. The impact to our uncertain tax positions was immaterial.

The effective tax rate for the three months ended March 31, 2015 was 19.3% compared to 38.7% for the same period in 2014. The effective tax rate for the three months ended March 31, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture. The effective tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to the effect of our state income taxes.

We have been contacted by the Internal Revenue Service for the examination of our U.S. Federal tax return for the year 2013. Management believes it has adequately provided for taxes for such year.

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

SALES RECOURSE OBLIGATIONS

During 2014, we established a reserve for sales recourse obligations of $22 million related to the real estate loan sales. At March 31, 2015, our reserve for sales recourse obligations totaled $24 million, of which $23 million related to the real estate loan sales in 2014. During the three months ended March 31, 2015 and 2014, we had no repurchase activity or recourse losses associated with the real estate loan sales in 2014 or other prior sales of finance receivables. At March 31, 2015, there were no material recourse requests that management believes will not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

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

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $13 million at March 31, 2015 and $14 million at December 31, 2014. We do not believe that any additional losses related to PPI claims in excess of the amounts accrued will have a material adverse effect on our condensed consolidated financial statements as a whole.

15. Benefit Plans

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Pension

Components of net periodic benefit cost:
Interest cost	$4	$4
Expected return on assets	(5)	(4)
Net periodic benefit cost	$(1)	$—

The components of net periodic benefit cost with respect to our post retirement plan were less than $1 million for the three months ended March 31, 2015 and 2014 and, therefore, were not included in the table above.

16. Segment Information

Our segments coincide with how our businesses are managed. At March 31, 2015, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

When we initially defined our operating segments in early 2013, we presented Consumer and Insurance as two distinct reporting segments. However, over the course of 2013 and into 2014, management has shifted its strategy for the Insurance segment toward organic growth primarily as an ancillary product complementing our consumer lending activities and has been increasingly viewing and managing the Insurance segment together with Consumer. As a result of the changes in strategy and the way that management views the insurance business of the Company, we began presenting them as one segment, effective December 31, 2014. To conform to the new segment alignment, we have revised our prior period segment disclosures. The Acquisitions and Servicing segment was added effective July 31, 2014, as a result of the SAC Capital Contribution on July 31, 2014.

Management considers Consumer and Insurance, and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.”

Our segments are managed as follows:

Core Consumer Operations

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized operations and offer credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. Branch operations primarily conduct business in 27 states, which are our core operating states. Our centralized operations underwrite and process certain loan applications that we receive from our branch operations or through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), our centralized operations originate the loan.

•
Acquisitions and Servicing — We service the SpringCastle Portfolio that was acquired by an indirect subsidiary of SHI through a joint venture in which SFC currently owns a 47% equity interest. The SpringCastle Portfolio consists of unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests) and includes both closed-end accounts and open-end lines of credit. These loans vary in form and substance from our typical branch serviced loans and are in a liquidating status with no anticipation of new loan originations.

Non-Core Portfolio

•
Real Estate — We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices or previously acquired or originated through centralized distribution channels are serviced by: (i) MorEquity and subserviced by Nationstar; (ii) Select Portfolio Servicing, Inc.; or (iii) our centralized operations. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

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

Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. The historical accounting basis is not applicable to the Acquisitions and Servicing segment since this segment resulted from the SAC Capital Contribution subsequent to the Fortress Acquisition.

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

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

At or for the Three Months Ended March 31, 2015

Interest income	$254	$125	$18	$2	$—	$3	$402
Interest expense	40	23	60	10	(5)	30	158
Provision for finance receivable losses	55	27	2	—	—	2	86
Net interest income (loss) after provision for finance receivable losses	159	75	(44)	(8)	5	(29)	158
Other revenues	51	5	3	2	(5)	(3)	53
Other expenses	140	16	7	5	—	1	169
Income (loss) before provision for (benefit from) income taxes	70	64	(48)	(11)	—	(33)	42
Income before provision for income taxes attributable to non-controlling interests	—	31	—	—	—	—	31
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$70	$33	$(48)	$(11)	$—	$(33)	$11

Assets	$5,042	$1,964	$3,641	$1,832	$—	$10	$12,489

(dollars in millions)	Consumer and Insurance	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

At or for the Three Months Ended March 31, 2014

Interest income	$209	$152	$5	$36	$402
Interest expense	41	110	2	29	182
Provision for finance receivable losses	45	61	1	—	107
Net interest income (loss) after provision for finance receivable losses	123	(19)	2	7	113
Other revenues	49	(64)	2	113	100
Other expenses	123	22	5	1	151
Income (loss) before provision for (benefit from) income taxes	$49	$(105)	$(1)	$119	$62

Assets	$4,173	$7,259	$1,009	$(434)	$12,007

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2015

Assets
Cash and cash equivalents	$2,294	$—	$—	$2,294	$2,294
Investment securities	—	2,730	6	2,736	2,736
Net finance receivables, less allowance for finance receivable losses	—	—	6,883	6,883	6,212
Finance receivables held for sale	—	—	203	203	199
Note receivable from parent	—	263	—	263	263
Restricted cash and cash equivalents	344	—	—	344	344
Other assets:
Commercial mortgage loans	—	—	67	67	72
Escrow advance receivable	—	—	8	8	8
Receivables from parent and affiliates	—	12	—	12	12
Receivables related to sales of real estate loans and related trust assets	—	27	—	27	36

Liabilities
Long-term debt	$—	$10,390	$—	$10,390	$9,635
Payables to parent and affiliates	—	47	—	47	47

December 31, 2014

Assets
Cash and cash equivalents	$749	$—	$—	$749	$749
Investment securities	—	2,913	9	2,922	2,922
Net finance receivables, less allowance for finance receivable losses	—	—	6,949	6,949	6,278
Finance receivables held for sale	—	—	209	209	205
Note receivable from parent	—	251	—	251	251
Restricted cash and cash equivalents	218	—	—	218	218
Other assets:
Commercial mortgage loans	—	—	78	78	85
Escrow advance receivable	—	—	8	8	8
Receivables from parent and affiliates	—	12	—	12	12
Receivables related to sales of real estate loans and related trust assets	—	67	—	67	79

Liabilities
Long-term debt	$—	$9,182	$—	$9,182	$8,385
Payables to parent and affiliates	—	48	—	48	48

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2015

Assets
Cash equivalents in mutual funds	$1,165	$—	$—	$1,165
Cash equivalents in certificates of deposit and commercial paper	—	1	—	1
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	32	—	32
Obligations of states, municipalities, and political subdivisions	—	101	—	101
Certificates of deposit and commercial paper	—	1	—	1
Corporate debt	—	300	4	304
RMBS	—	116	—	116
CMBS	—	42	—	42
CDO/ABS	—	58	—	58
Total	—	650	4	654
Preferred stock	—	8	—	8
Other long-term investments (a)	—	—	1	1
Total available-for-sale securities (b)	—	658	5	663
Trading securities:
Bonds:
U.S. government and government sponsored entities	—	1,079	—	1,079
Obligations of states, municipalities, and political subdivisions	—	7	—	7
Corporate debt	—	529	—	529
RMBS	—	15	—	15
CMBS	—	120	—	120
CDO/ABS	—	322	—	322
Total trading securities	—	2,072	—	2,072
Total investment securities	—	2,730	5	2,735
Restricted cash in mutual funds	322	—	—	322
Total	$1,487	$2,731	$5	$4,223

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2014

Assets
Cash equivalents in mutual funds	$236	$—	$—	$236
Cash equivalents in certificates of deposit and commercial paper	—	165	—	165
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	64	—	64
Obligations of states, municipalities, and political subdivisions	—	102	—	102
Certificates of deposit and commercial paper	—	1	—	1
Corporate debt	—	263	4	267
RMBS	—	73	—	73
CMBS	—	21	3	24
CDO/ABS	—	61	—	61
Total	—	585	7	592
Preferred stock	—	7	—	7
Other long-term investments (a)	—	—	1	1
Total available-for-sale securities (b)	—	592	8	600
Trading securities:
Bonds:
U.S. government and government sponsored entities	—	302	—	302
Obligations of states, municipalities, and political subdivisions	—	14	—	14
Certificates of deposit and commercial paper	—	238	—	238
Non-U.S. government and government sponsored entities	—	20	—	20
Corporate debt	—	1,056	—	1,056
RMBS	—	35	—	35
CMBS	—	149	—	149
CDO/ABS	—	507	—	507
Total trading securities	—	2,321	—	2,321
Total investment securities	—	2,913	8	2,921
Restricted cash in mutual funds	207	—	—	207
Total	$443	$3,078	$8	$3,529

(a)	Other long-term investments excludes an immaterial interest in a limited partnership that we account for using the equity method.

(b)	Common stocks not carried at fair value totaled $1 million at March 31, 2015 and December 31, 2014 and therefore have been excluded from the table above.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2015.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015:

		Net gains (losses) included in:		Purchases, sales, issues, settlements	Transfers into Level 3	Transfers out of Level 3 *	Balance at end of period

(dollars in millions)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Three Months Ended March 31, 2015

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$—	$—	$—	$4
CMBS	3	—	—	—	—	(3)	—
Total	7	—	—	—	—	(3)	4
Other long-term investments	1	—	—	—	—	—	1
Total	$8	$—	$—	$—	$—	$(3)	$5

*	During the three months ended March 31, 2015, we transferred CMBS securities totaling $3 million out of Level 3 primarily related to the re-evaluated observability of pricing inputs.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3 (b)	Transfers out of Level 3	Balance at end of period

(dollars in millions)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Three Months Ended March 31, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13	$—	$—	$(4)	$—	$—	$9
CDO/ABS	1	—	—	—	—	—	1
Total	14	—	—	(4)	—	—	10
Other long-term investments	1	—	—	—	—	—	1
Total available-for-sale securities	15	—	—	(4)	—	—	11
Trading securities:
Bonds:
RMBS	—	—	—	—	1	—	1
CDO/ABS	7	—	—	—	—	—	7
Total trading securities	7	—	—	—	1	—	8
Total	$22	$—	$—	$(4)	$1	$—	$19

(a)	“Purchases, sales, issues, and settlements” column only consist of settlements for the three months ended March 31, 2014, as the purchases were immaterial.

(b)
During the three months ended March 31, 2014, we transferred $1 million of RMBS securities into Level 3 primarily due to lesser pricing transparency resulting in using broker pricing, where as vendor pricing had been previously used.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at March 31, 2015 and December 31, 2014 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2015	December 31, 2014
Corporate debt	Discounted cash flows	Yield	1.04% (a)	1.05% (a)
RMBS	Discounted cash flows	Spread	761 bps (a)	736 bps (a) (b)
CMBS	Discounted cash flows	Spread	—	139 bps (a) (b)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (c)	N/A (c)

(a)	At March 31, 2015 and December 31, 2014, corporate debt and RMBS each consisted of one bond. At December 31, 2014, CMBS also consisted of one bond.

(b)
During the first quarter of 2015, we identified that we incorrectly disclosed the weighted average ranges of our RMBS bond and CMBS bond as of December 31, 2014. The weighted average ranges of these bonds at December 31, 2014 have been corrected in the table above.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in millions)	Level 1	Level 2	Level 3	Total

March 31, 2015

Assets
Real estate owned	$—	$—	$15	$15
Commercial mortgage loans	—	—	11	11
Total	$—	$—	$26	$26

December 31, 2014

Assets
Real estate owned	$—	$—	$19	$19
Commercial mortgage loans	—	—	11	11
Total	$—	$—	$30	$30

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Assets
Real estate owned	$1	$6
Commercial mortgage loans *	—	—
Total	$1	$6

*	Net impairment charges recorded on commercial mortgage loans for the three months ended March 31, 2015 and 2014 were less than $1 million and, therefore, are not quantified in the table above.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three months ended March 31, 2015 and 2014 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value for the three months ended March 31, 2015 and 2014 and recorded the net impairments in investment revenues.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2015	December 31, 2014
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

*	Not applicable.

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

We estimate the fair value of fixed maturity investment securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and a matrix pricing methodology, or discounted cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, composite ratings, bid-ask spreads prepayment rates and other relevant factors. For fixed maturity investment securities that are not traded in active markets or that are subject to transfer restrictions, we adjust the valuations to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

We classify investment securities that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value as trading securities at fair value.

The fair value of certificates of deposit and commercial paper having maturity dates greater than three months is based on the amortized cost, which is assumed to be immaterially different from the fair value.

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

Receivables from Parent and Affiliates

The carrying amount of receivables from parent and affiliates approximates fair value.

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

We record long-term debt issuances at fair value that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At March 31, 2015, we had no debt carried at fair value under the fair value option.

Payables to Parent and Affiliates

The fair value of payable to parent and affiliates approximates the carrying value due to its short-term nature.

18. Subsequent Events

SECURITIZATION

2015-B Securitization

On April 7, 2015, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $314 million of notes backed by personal loans held by Springleaf Funding Trust 2015-B (the “2015-B Trust”), at a 3.84% weighted average yield. We sold the asset-backed notes for $314 million, after the immaterial price discount but before expenses and a $3 million interest reserve requirement.

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

•	the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing of these loans;

•	the costs and effects of any litigation or governmental inquiries or investigations involving us, particularly those that are determined adversely to us;

•	our continued ability to access the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•	our ability to comply with our debt covenants;

•	our ability to generate sufficient cash to service all of our indebtedness;

•
our substantial indebtedness, which could prevent us from meeting our obligations under our debt instruments and limit our ability to react to changes in the economy or our industry, or our ability to incur additional borrowings;

•	the potential for downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business; and

•	the material weakness that we have identified in our internal control over financial reporting.

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

Overview

Springleaf is a leading consumer finance company providing responsible loan products primarily to non-prime customers. We originate consumer loans through our network of 827 branch offices in 27 states and on a centralized basis as part of our centralized operations. We also pursue strategic acquisitions of loan portfolios. Through two insurance subsidiaries, we write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our loans.

At March 31, 2015, we had three business segments: Consumer and Insurance, Acquisitions and Servicing, and Real Estate. The Acquisitions and Servicing segment was added effective July 31, 2014, as a result of the SAC Capital Contribution on July 31, 2014.

When we initially defined our operating segments in early 2013, we presented Consumer and Insurance as two distinct reporting segments. However, over the course of 2013 and into 2014, management has shifted its strategy for the Insurance segment toward organic growth primarily as an ancillary product complementing our consumer lending activities and has been increasingly viewing and managing the Insurance segment together with Consumer. As a result of the changes in strategy and the way that management views the insurance business of the Company, we began presenting them as one segment, effective December 31, 2014. To conform to the new segment alignment, we have revised our prior period segment disclosures in “Segment Results”.

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments.

OUR PRODUCTS

Our core product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At March 31, 2015, we had over 903,000 personal loans, representing $3.9 billion of net finance receivables, of which $2.0 billion, or 52%, were secured by collateral consisting of titled personal property (such as automobiles) and $1.9 billion, or 48%, were secured by consumer household goods or other items of personal property or were unsecured.

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

•
SpringCastle Portfolio — We service the SpringCastle Portfolio that was acquired by an indirect subsidiary of SHI through a joint venture in which SFC currently owns a 47% equity interest. These loans include unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. SFI assumed the direct servicing obligations for these loans in September 2013. At March 31, 2015, the SpringCastle Portfolio included nearly 265,000 of acquired loans, representing $1.9 billion in net finance receivables.

Our non-core and non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January 2012, and during 2014, we sold $6.3 billion real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. We continue to service the liquidating real estate loans and support any advances on open-end accounts. At March 31, 2015, $221 million of real estate loans held for investment, or 37%, were secured by first mortgages and $377 million, or 63%, were secured by second mortgages. Real estate loans held for sale totaled $199 million at March 31, 2015, all of which were secured by first mortgages.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

Recent Developments and Outlook

SHI’S PENDING ACQUISITION OF ONEMAIN FINANCIAL

We and SHI regularly consider strategic acquisitions and have been involved in transactions of various magnitudes involving a variety of forms of consideration and financing. On March 2, 2015, SHI entered into a Stock Purchase Agreement with CitiFinancial Credit Company to acquire OneMain for an aggregate purchase price of $4.25 billion. The proposed acquisition is expected to close in the third quarter of 2015, although there can be no assurance that the proposed acquisition will close, or, if it does, when the actual closing will occur. SHI continues to evaluate its plans regarding the integration of OneMain with its remaining businesses including us.

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

2015-A Securitization

On February 26, 2015, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $1.2 billion of notes backed by personal loans held by the 2015-A Trust at a 3.58% weighted average yield. We sold the asset-backed notes for $1.2 billion, after the price discount but before expenses and a $12 million interest reserve requirement.

Sale of SpringCastle 2014-A Notes

On March 9, 2015, SAC agreed to sell $232 million and $131 million principal amount of the previously retained Class C and Class D SpringCastle 2014-A Notes, respectively, to an unaffiliated third party at a premium to the principal balance. The sale was completed on March 16, 2015.

Amendment to Whitford Brook 2014-VFN1 Securitization

On March 24, 2015, we amended the Sale and Servicing Agreement with Whitford Brook 2014-A Trust to no longer require a $100 million minimum balance drawn under the variable funding notes backed by personal loans acquired from subsidiaries of SFC. On March 25, 2015, we paid down the required minimum balance of $100 million.

2015-B Securitization

On April 7, 2015, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $314 million of notes backed by personal loans held by the 2015-B Trust, at a 3.84% weighted average yield. We sold the asset-

backed notes for $314 million, after the immaterial price discount but before expenses and a $3 million interest reserve requirement.

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

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Interest income:
Finance charges	$398	$398
Finance receivables held for sale originated as held for investment	4	4
Total interest income	402	402

Interest expense	158	182

Net interest income	244	220

Provision for finance receivable losses	86	107

Net interest income after provision for finance receivable losses	158	113

Other revenues:
Insurance	36	38
Investment	17	10
Net loss on repurchases and repayments of debt	—	(7)
Net gain on sales of real estate loans and related trust assets	—	55
Other	—	4
Total other revenues	53	100

Other expenses:
Operating expenses:
Salaries and benefits	80	82
Other operating expenses	73	51
Insurance losses and loss adjustment expenses	16	18
Total other expenses	169	151

Income before provision for income taxes	42	62

Provision for income taxes	8	24

Net income	34	38

Net income attributable to non-controlling interests	31	—

Net income attributable to Springleaf Finance Corporation	$3	$38

Comparison of Consolidated Results for Three Months Ended March 31, 2015 and 2014

Finance charges did not change for the three months ended March 31, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Three Months Ended March 31

Decrease in average net receivables	$(194)
Increase in yield	69
SpringCastle finance charges in 2015	125
Total	$—

Average net receivables decreased for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by higher personal loan average net receivables resulting from our continued focus on personal loan originations through our branch network and centralized operations.

Yield increased for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to a higher proportion of personal loans, which have higher yields, as a result of the real estate loan sales during 2014.

SpringCastle finance charges for the three months ended March 31, 2015 resulted from the SAC Capital Contribution on July 31, 2014.

Interest expense decreased for the three months ended March 31, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Three Months Ended March 31

Decrease in average debt	$(65)
Increase in weighted average interest rate	23
SpringCastle interest expense in 2015	18
Total	$(24)

Average debt decreased for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to debt repurchases and repayments of $3.2 billion during the past twelve months and the elimination of $3.4 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during 2014. These decreases were partially offset by net debt issuances pursuant to our consumer securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt increased for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates. This increase was partially offset by the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt.

SpringCastle interest expense for the three months ended March 31, 2015 reflected the interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio.

Provision for finance receivable losses decreased $21 million for the three months ended March 31, 2015 when compared to the same period in 2014. This decrease was primarily due to reductions in the allowance requirements and net charge-offs on our real estate loans as a result of the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by higher net charge-offs on our personal loans primarily due to growth in our personal loans during the past twelve months and a higher personal loan delinquency ratio at March 31, 2015.

Insurance revenues decreased $2 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

Net loss on repurchases and repayments of debt of $7 million for the three months ended March 31, 2014 reflected repurchases of debt at net amounts greater than carrying value.

Net gain on sales of real estate loans and related trust assets of $55 million for the three months ended March 31, 2014 reflected the reversal of the remaining unaccreted push-down accounting basis for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

Other revenues — other decreased $4 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to net charge-offs recognized on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the first quarter of 2015.

Other operating expenses increased $22 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to servicing expenses for the SpringCastle Portfolio as a result of the SAC Capital Contribution on July 31, 2014. This increase also reflected higher professional fees primarily due to one-time costs relating to the proposed acquisition and higher advertising expenses reflecting our increased focus on e-commerce and social media marketing during 2015.

Insurance losses and loss adjustment expenses decreased $2 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to favorable variances in claim reserves and benefit reserves primarily resulting from the real estate loan sales during 2014.

Provision for income taxes decreased $16 million for the three months ended March 31, 2015 when compared to the same period in 2014 reflecting lower pretax income in the 2015 period primarily due to the net gain on sales of real estate loans recorded in the first quarter of 2014 and a decrease in our effective tax rate for the 2015 period due to the non-controlling interest in our joint venture. The effective tax rate for the three months ended March 31, 2015 was 19.3% compared to 38.7% for the same period in 2014. The effective tax rate for the three months ended March 31, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture. The effective tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to the effect of our state income taxes.

Reconciliation of Income before Provision for Income Taxes on Push-Down Accounting Basis to Historical Accounting Basis

Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at November 30, 2010, the date of the Fortress Acquisition, in accordance with business combination accounting standards, or push-down accounting. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustments recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition, in each case, as described in more detail in the footnotes to the table below. In addition, push-down accounting resulted in the elimination of accretion or amortization of discounts, premiums, and other deferred costs on our finance receivables and long-term debt prior to the Fortress Acquisition. The reconciliations of income before provision for income taxes on a push-down accounting basis to income (loss) before provision for (benefit from) income taxes on a historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Income before provision for income taxes - push-down accounting basis	$42	$62
Interest income adjustments (a)	(3)	(36)
Interest expense adjustments (b)	30	29
Provision for finance receivable losses adjustments (c)	2	—
Repurchases and repayments of long-term debt adjustments (d)	—	(4)
Fair value adjustments on debt (e)	—	8
Sales of finance receivables held for sale originated as held for investment adjustments (f)	—	(117)
Amortization of other intangible assets (g)	1	1
Other (h)	3	—
Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$75	$(57)

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

Components of interest income adjustments consisted of:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Accretion of net discount applied to non-credit impaired net finance receivables	$(3)	$(26)
Purchased credit impaired finance receivables finance charges	—	(13)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	—	3
Total	$(3)	$(36)

(b)
Interest expense adjustments consist of: (1) the accretion of the net discount applied to long-term debt to revalue the debt securities to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related debt securities; and (2) the elimination of the accretion or amortization of historical discounts, premiums, commissions, and fees.

Components of interest expense adjustments were as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Accretion of net discount applied to long-term debt	$30	$37
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	—	(8)
Total	$30	$29

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

Components of provision for finance receivable losses adjustments were as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Allowance for finance receivable losses adjustments	$4	$9
Net charge-offs	(2)	(9)
Total	$2	$—

(d)	Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

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

At March 31, 2015, the remaining unaccreted push-down accounting basis totaled $5 million for net finance receivables, less allowance for finance receivable losses, and $531 million for long-term debt.

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

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis), and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Interest income	$379	$209

Interest expense	63	41

Net interest income	316	168

Provision for finance receivable losses	82	45

Net interest income after provision for finance receivable losses	234	123

Other revenues:
Insurance	36	38
Investment	18	10
Net loss on repurchases and repayments of debt	—	(1)
Other	2	2
Total other revenues	56	49

Other expenses:
Operating expenses:
Salaries and benefits	76	70
Other operating expenses	64	35
Insurance loss and loss adjustment expenses	16	18
Total other expenses	156	123

Pretax operating income	134	49

Pretax operating income attributable to non-controlling interests	31	—

Pretax operating income attributable to Springleaf Finance Corporation	$103	$49

Selected financial statistics for Consumer and Insurance (which are reported on a historical accounting basis) and Acquisitions and Servicing were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2015	2014

Consumer and Insurance

Net finance receivables	$3,861	$3,145
Number of accounts	898,617	821,979

TDR finance receivables	$26	$14
Allowance for finance receivables losses - TDR	$3	$—
Provision for finance receivable losses - TDR	$4	$—

Average net receivables	$3,799	$3,125
Yield	26.90%	26.94%

Gross charge-off ratio	6.40%	5.55%
Recovery ratio	(0.78)%	(0.56)%
Charge-off ratio	5.62%	4.99%
Delinquency ratio	2.51%	2.44%

Origination volume	$860	$717
Number of accounts	155,523	159,834

Acquisitions and Servicing

Net finance receivables	$1,868	$—
Number of accounts	264,830	—

TDR finance receivables	$11	$—
Allowance for finance receivables losses - TDR	$3	$—
Provision for finance receivable losses - TDR	$1	$—

Average net receivables	$1,923	$—
Yield	26.34%	—%

Net charge-off ratio	5.43%	—%
Delinquency ratio	4.22%	—%

Comparison of Pretax Operating Results for Three Months Ended March 31, 2015 and 2014

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Interest income:
Finance charges - Consumer and Insurance	$254	$209
Finance charges - Acquisitions and Servicing	125	—
Total	$379	$209

Finance charges — Consumer and Insurance increased $45 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increases in average net receivables, partially offset by a slight decrease in yield. Average net receivables increased for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increased originations on personal loans resulting from our continued focus on personal loans. Yield decreased for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to the launch of our auto loan product in June of 2014, which generally have lower yields. At March 31, 2015, we had nearly 34,000 auto loans totaling $415 million.

Finance charges — Acquisitions and Servicing for the three months ended March 31, 2015 reflected finance charges on the SpringCastle Portfolio.

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Interest expense - Consumer and Insurance	$40	$41
Interest expense - Acquisitions and Servicing	23	—
Total	$63	$41

Interest expense — Consumer and Insurance decreased $1 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to a reduction in the utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates. This decrease was partially offset by additional funding required to support increased originations of personal loans.

Interest expense — Acquisitions and Servicing for the three months ended March 31, 2015 reflected interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio.

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Provision for finance receivable losses - Consumer and Insurance	$55	$45
Provision for finance receivable losses - Acquisitions and Servicing	27	—
Total	$82	$45

Provision for finance receivable losses — Consumer and Insurance increased $10 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to additional allowance requirements on our personal loans resulting from increased originations of personal loans during the past twelve months and a higher personal loan delinquency ratio at March 31, 2015 and higher net charge-offs during the 2015 period.

Insurance revenues decreased $2 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

Investment revenues increased $8 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to realized gains on available-for-sale securities resulting from the sales of certain investment securities during the first quarter of 2015.

Net loss on repurchases and repayments of debt — Consumer and Insurance of $1 million for the three months ended March 31, 2014 reflected repurchases of debt at net amounts greater than carrying value.

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Salaries and benefits - Consumer and Insurance	$76	$70
Salaries and benefits - Acquisitions and Servicing	—	—
Total	$76	$70

Salaries and benefits — Consumer and Insurance increased $6 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increased originations of personal loans and increased staffing in our centralized operations. This increase also reflected the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Other operating expenses - Consumer and Insurance	$48	$35
Other operating expenses - Acquisitions and Servicing	16	—
Total	$64	$35

Other operating expenses — Consumer and Insurance increased $13 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to higher credit collections and losses, advertising expenses, and professional fees. This increase also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

Insurance losses and loss adjustment expenses decreased $2 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to favorable variances in claim reserves and benefit reserves primarily resulting from the real estate loan sales during 2014.

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

The following is a reconciliation of income (loss) before provision for (benefit from) income taxes on a historical accounting basis to pretax core earnings:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Income (loss) before provision for (benefit from) income taxes - historical accounting basis *	$75	$(57)
Adjustments:
Pretax operating loss - Non-Core Portfolio Operations	48	105
Pretax operating loss - Other/non-originating legacy operations	11	1
Net loss from accelerated repayment/repurchase of debt - Core Consumer Operations (attributable to SFC)	—	1
Pretax operating income attributable to non-controlling interests	(31)	—
Pretax core earnings	$103	$50

*	See reconciliation of income before provision for income taxes on a push-down accounting basis to a historical accounting basis, which is presented prior to “Segment Results”.

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Interest income:
Finance charges	$15	$148
Finance receivables held for sale originated as held for investment	3	4
Total interest income	18	152

Interest expense	60	110

Net interest income (loss)	(42)	42

Provision for finance receivable losses	2	61

Net interest loss after provision for finance receivable losses	(44)	(19)

Other revenues:
Investment	5	—
Net loss on repurchases and repayments of debt	—	(10)
Net gain on fair value adjustments on debt	—	8
Net loss on sales of real estate loans and related trust assets *	—	(62)
Other	(2)	—
Total other revenues	3	(64)

Other expenses:
Operating expenses:
Salaries and benefits	3	9
Other operating expenses	4	13
Total other expenses	7	22

Pretax operating loss	$(48)	$(105)

*
Consistent with our segment reporting presentation in Note 16 of the Notes to Condensed Consolidated Financial Statements, we have combined the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2015	2014

Real estate

Finance receivables held for investment:
Net finance receivables	$646	$7,952
Number of accounts	21,257	109,610

TDR finance receivables	$159	$3,027
Allowance for finance receivables losses - TDR	$55	$725
Provision for finance receivable losses - TDR	$1	$45

Average net receivables	$660	$8,915
Yield	9.24%	6.76%

Loss ratio *	4.66%	1.65%
Delinquency ratio	7.21%	8.38%

Finance receivables held for sale:
Net finance receivables	$194	$—
Number of accounts	3,472	—

TDR finance receivables	$191	$—

*
The loss ratio for the three months ended March 31, 2014 reflects $2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March 2014. Excluding these recoveries, our Real Estate loss ratio would have been 1.75% for the three months ended March 31, 2014.

Comparison of Pretax Operating Results for Three Months Ended March 31, 2015 and 2014

Finance charges decreased $133 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to decreases in average net receivables, partially offset by an increase in yield. Average net receivables decreased for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. The increase in yield for the three months ended March 31, 2015 reflected a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields. The increase in yield was partially offset by a higher proportion of TDR finance receivables during the 2014 period, which generally have lower rates than non-modified real estate loans.

Interest expense decreased $50 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to the sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions during 2014.

Provision for finance receivable losses decreased $59 million for the three months ended March 31, 2015 when compared to the same period in 2014. The decrease in provision for finance receivable losses reflected a reduction in the allowance requirements recorded for the three months ended March 31, 2015 as a result of the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease also reflected a lower real estate loan delinquency ratio at March 31, 2015.

Investment revenues of $5 million for the three months ended March 31, 2015 reflected realized gains on available-for-sale securities resulting from the sales of certain investment securities during the first quarter of 2015.

Net loss on repurchases and repayments of debt of $10 million for the three months ended March 31, 2014 reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt of $8 million for the three months ended March 31, 2014 reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components were marked-to-market on a recurring basis and were no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net loss on sales of real estate loans and related trust assets of $62 million for the three months ended March 31, 2014 primarily reflected the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans.

Salaries and benefits decreased $6 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

Other operating expenses decreased $9 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to lower credit, collection and losses and professional services expenses resulting from the sales of real estate loans during 2014. This decrease also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

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

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2015	2014

Interest income	$2	$5

Interest expense	10	2

Net interest income (loss)	(8)	3

Provision for finance receivable losses	—	1

Net interest income (loss) after provision for finance receivable losses	(8)	2

Other revenues:
Other	2	2
Total other revenues	2	2

Other expenses:
Operating expenses:
Salaries and benefits	1	3
Other operating expenses	4	2
Total other expenses	5	5

Pretax operating loss	$(11)	$(1)

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	March 31,
	2015	2014

Net finance receivables:
Personal loans	$25	$30
Real estate loans	—	7
Retail sales finance	41	86
Total	$66	$123

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

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2015

Net finance receivables:
60-89 days past due	$30	$25	$9	$—	$64
90-119 days past due	24	16	5	—	45
120-149 days past due	24	13	4	—	41
150-179 days past due	23	12	4	—	39
180 days or more past due	2	3	13	—	18
Total delinquent finance receivables	103	69	35	—	207
Current	3,729	1,756	548	38	6,071
30-59 days past due	50	43	15	1	109
Total	$3,882	$1,868	$598	$39	$6,387

December 31, 2014

Net finance receivables:
60-89 days past due	$36	$31	$12	$1	$80
90-119 days past due	30	19	9	—	58
120-149 days past due	24	16	5	1	46
150-179 days past due	21	14	4	—	39
180 days or more past due	2	2	12	—	16
Total delinquent finance receivables	113	82	42	2	239
Current	3,632	1,839	565	45	6,081
30-59 days past due	55	58	18	1	132
Total	$3,800	$1,979	$625	$48	$6,452

TROUBLED DEBT RESTRUCTURING

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

March 31, 2015

TDR net finance receivables *	$26	$11	$195	$232
Allowance for TDR finance receivable losses	$3	$3	$31	$37
Number of TDR accounts	9,207	1,327	3,349	13,883

December 31, 2014

TDR net finance receivables *	$22	$10	$196	$228
Allowance for TDR finance receivable losses	$1	$3	$32	$36
Number of TDR accounts	8,069	1,159	3,463	12,691

*	TDR real estate loan net finance receivables at March 31, 2015 and December 31, 2014 include $90 million and $91 million, respectively, of TDR finance receivables held for sale.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

Three Months Ended March 31, 2015

TDR net finance receivables (a) (b) (c)	$—	$—	$1	$1
Number of TDR accounts (b)	57	10	18	85

Three Months Ended March 31, 2014

TDR net finance receivables (a) (c)	$—	$—	$16	$16
Number of TDR accounts	15	—	229	244

(a)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(b)	Includes 9 TDR real estate loan accounts totaling less than $1 million that were held for sale.

(c)
TDR personal loans for the three months ended March 31, 2015 and 2014 and TDR SpringCastle Portfolio for the three months ended March 31, 2015 that defaulted during the previous 12 month period were less than $1 million and, therefore, are not quantified in the table above.

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

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $70 million as of March 31, 2015.

At March 31, 2015, we had $2.3 billion of cash and cash equivalents, and during the three months ended March 31, 2015, SFC generated net income of $3 million. Our net cash inflow from operating and investing activities totaled $355 million for the three months ended March 31, 2015. At March 31, 2015, our remaining scheduled principal and interest payments for 2015 on our existing debt (excluding securitizations) totaled $1.1 billion. As of March 31, 2015, we had $1.0 billion UPB of unencumbered personal loans and $646 million UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. At March 31, 2015, we had no floating-rate debt. At December 31, 2014, our floating-rate debt represented 1% of our borrowings on a historical accounting basis.

LIQUIDITY

Operating Activities

Cash from operations increased $9 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to higher net interest income.

Investing Activities

Net cash provided by investing activities decreased $779 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to the sales of finance receivables held for sale originated as held for investment during 2014.

Financing Activities

Net cash provided by financing activities of $1.2 billion for the three months ended March 31, 2015 reflected the debt issuance associated with the 2015-A securitization. Net cash used by finance activities of $781 million for the three months ended March 31, 2014 reflected the repayments of the secured term loan and the 2013-BAC trust notes.

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

OUR DEBT AGREEMENTS

On December 3, 2014, SHI entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $700 million of 5.25% of Senior Notes due 2019. As of March 31, 2015 approximately $700 million aggregate principal amount of senior notes were outstanding.

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. Additionally, on December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information on these agreements.

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

With the exception of SFC’s junior subordinated debenture, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios.

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

As of March 31, 2015, we were in compliance with all of the covenants under our debt agreements.

Junior Subordinated Debenture

In January 2007, SFC issued $350 million aggregate principal amount of 60-year junior subordinated debenture (the “debenture”) under an indenture dated January 22, 2007 (the “Junior Subordinated Indenture”), by and between SFC and Deutsche Bank Trust Company, as trustee. The debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the debenture at par beginning in January 2017.

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

Based upon SFC’s financial results for the twelve months ended March 31, 2015, a mandatory trigger event did not occur with respect to the payment due in July 2015 as we were in compliance with both required ratios discussed above.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of March 31, 2015, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations
SLFMT 2013-A	$568	$663	$499	$593	2.78%	Personal loans	2 years
SLFMT 2013-B	370	442	370	442	3.99%	Personal loans	3 years
SLFMT 2014-A	559	644	559	644	2.55%	Personal loans	2 years
SLFMT 2015-A	1,163	1,250	1,162	1,250	3.47%	Personal loans	3 years

Total consumer securitizations	2,660	2,999	2,590	2,929

SpringCastle Securitization
SCFT 2014-A	2,559	2,737	2,283	2,407	3.84%	Personal and junior mortgage loans	N/A (c)

Total secured structured financings	$5,219	$5,736	$4,873	$5,336

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

(c)	Not applicable.

In addition to the structured financings included in the table above, we have access to four conduit facilities with a total borrowing capacity of $1.3 billion, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. At March 31, 2015, no amounts had been drawn under these facilities.

We also completed a consumer loan securitization in April 2015. See Note 18 of the Notes to Condensed Consolidated Financial Statements for further information on this transaction. Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

	Three Months Ended March 31,
	2015	2014

Weighted average interest rate	5.47%	5.48%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2015 or December 31, 2014, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of March 31, 2015, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2014 Annual Report on Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•	allowance for finance receivable losses;

•	purchased credit impaired finance receivables;

•	TDR finance receivables; and

•	fair value measurements.

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “—Critical Accounting Policies and Estimates — Allowance for Finance Receivable Losses” in Part II, Item 7 of our 2014 Annual Report on Form 10-K for further discussion of the models and assumptions used to assess the adequacy of the allowance for finance receivable losses and Note 5 of the Notes to Condensed Consolidated Financial Statements for period-to-period changes in the components of our allowance for finance receivable losses.

There have been no significant changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2015.

Recent Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk previously disclosed in Part II, Item 7A of our 2014 Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting as of December 31, 2014, described in our 2014 Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. We are placing a high priority on the remediation process and are committed to allocating the necessary resources to the remediation effort. To reduce the potential severity of the deficiency as soon as possible, we are focusing our initial efforts on those spreadsheets and reports that present a higher risk of a misstatement. When fully implemented and operating effectively, our efforts are expected to remediate the material weakness. However, we cannot provide any assurance that these efforts will be successful or that they will cause our disclosure controls and procedures or internal control over financial reporting to be effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page	69	herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	May 8, 2015	By	/s/ Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

2.1
Stock Purchase Agreement, dated as of March 2, 2015, by and between Springleaf Holdings, Inc. and CitiFinancial Credit Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 3, 2015).

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

4.1
Indenture dated as of February 26, 2015, among Springleaf Funding Trust 2015-A, as Issuer, Springleaf Finance Corporation, as Servicer, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit (10.1) to our Current Report on Form 8-K dated March 4, 2015.

10.1 *	Offer Letter by Springleaf Finance, Inc. and Springleaf General Services Corporation to Lawrence Skeats, dated as of January 3, 2014.

10.2 *	Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Robert Hurzeler, dated as of January 17, 2014.

10.3 *	Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Robert Hurzeler, dated as of April 13, 2015, to be effective as of January 1, 2016.

10.4 *	Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Timothy Ho, dated as of February 13, 2014.

10.5 *	Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Timothy Ho, dated as of April 13, 2015, to be effective as of January 1, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Finance Corporation.

32.1	Section 1350 Certifications

101 **
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q pursuant to Item 6.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.