Form 10-Q
period 2015-06-30
SPRINGLEAF FINANCE CORP
filed 2015-08-06
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 3, 2015, there were 10,160,020 shares of the registrant’s common stock, $0.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions)	June 30, 2015	December 31, 2014

Assets

Cash and cash equivalents	$2,477	$749
Investment securities	2,271	2,922
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $3.1 billion in 2015 and $1.9 billion in 2014)	4,252	3,800
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.8 billion in 2015 and $2.0 billion in 2014)	1,764	1,979
Real estate loans	573	625
Retail sales finance	33	48
Net finance receivables	6,622	6,452
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $120 million in 2015 and $72 million in 2014)	(178)	(174)
Net finance receivables, less allowance for finance receivable losses	6,444	6,278
Finance receivables held for sale	193	205
Note receivable from parent	302	251
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $320 million in 2015 and $210 million in 2014)	333	218
Other assets	390	474

Total assets	$12,410	$11,097

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $4.9 billion in 2015 and $3.6 billion in 2014)	$9,676	$8,356
Insurance claims and policyholder liabilities	458	446
Deferred and accrued taxes	115	159
Other liabilities	246	255
Total liabilities	10,495	9,216
Commitments and contingent liabilities (Note 14)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,020 shares issued and outstanding at June 30, 2015 and December 31, 2014	5	5
Additional paid-in capital	756	740
Accumulated other comprehensive income (loss)	(7)	3
Retained earnings	1,326	1,321
Springleaf Finance Corporation shareholder’s equity	2,080	2,069
Non-controlling interests	(165)	(188)
Total shareholder’s equity	1,915	1,881

Total liabilities and shareholder’s equity	$12,410	$11,097

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income:
Finance charges	$404	$389	$802	$787
Finance receivables held for sale originated as held for investment	5	3	9	7
Total interest income	409	392	811	794

Interest expense	171	172	329	354

Net interest income	238	220	482	440

Provision for finance receivable losses	79	74	165	181

Net interest income after provision for finance receivable losses	159	146	317	259

Other revenues:
Insurance	40	43	76	81
Investment	15	10	32	20
Net loss on repurchases and repayments of debt	—	—	—	(7)
Net gain on sales of real estate loans and related trust assets	—	35	—	90
Other	4	4	4	8
Total other revenues	59	92	112	192

Other expenses:
Operating expenses:
Salaries and benefits	98	82	178	164
Other operating expenses	68	51	141	102
Insurance losses and loss adjustment expenses	20	19	36	37
Total other expenses	186	152	355	303

Income before provision for (benefit from) income taxes	32	86	74	148

Provision for (benefit from) income taxes	(1)	33	7	57

Net income	33	53	67	91

Net income attributable to non-controlling interests	31	—	62	—

Net income attributable to Springleaf Finance Corporation	$2	$53	$5	$91

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$33	$53	$67	$91

Other comprehensive income (loss):
Net unrealized gains (losses) on non-credit impaired investment securities	(10)	9	(5)	19
Foreign currency translation adjustments	(1)	—	—	—

Income tax effect:
Net unrealized (gains) losses on non-credit impaired investment securities	4	(3)	2	(7)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(7)	6	(3)	12

Reclassification adjustments included in net income:
Net realized gains on investment securities	(4)	(1)	(10)	(3)

Income tax effect:
Net realized gains on investment securities	1	—	3	1
Reclassification adjustments included in net income, net of tax	(3)	(1)	(7)	(2)
Other comprehensive income (loss), net of tax	(10)	5	(10)	10

Comprehensive income	23	58	57	101

Comprehensive income attributable to non-controlling interests	31	—	62	—

Comprehensive income (loss) attributable to Springleaf Finance Corporation	$(8)	$58	$(5)	$101

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2015	$5	$740	$3	$1,321	$2,069	$(188)	$1,881
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(39)	(39)
Change in net unrealized losses:
Investment securities	—	—	(10)	—	(10)	—	(10)
Net income	—	—	—	5	5	62	67
Balance, June 30, 2015	$5	$756	$(7)	$1,326	$2,080	$(165)	$1,915

Balance, January 1, 2014	$5	$422	$28	$873	$1,328	$—	$1,328
Capital contributions from parent	—	11	—	—	11	—	11
Change in net unrealized gains:
Investment securities	—	—	10	—	10	—	10
Net income	—	—	—	91	91	—	91
Balance, June 30, 2014	$5	$433	$38	$964	$1,440	$—	$1,440

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net income	$67	$91
Reconciling adjustments:
Provision for finance receivable losses	165	181
Depreciation and amortization	39	56
Deferred income tax benefit	(38)	(144)
Non-cash incentive compensation from Initial Stockholder	15	—
Net gain on sales of real estate loans and related trust assets	—	(90)
Net loss on repurchases and repayments of debt	—	7
Share-based compensation expense, net of forfeitures	1	1
Other	(12)	(2)
Cash flows due to changes in:
Other assets and other liabilities	(10)	17
Insurance claims and policyholder liabilities	13	18
Taxes receivable and payable	(5)	104
Accrued interest and finance charges	3	(11)
Restricted cash and cash equivalents not reinvested	—	(5)
Net cash provided by operating activities	238	223

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(1,503)	(1,171)
Principal collections on finance receivables	1,216	1,216
Cash advances on intercompany notes receivables	(77)	—
Principal collections on intercompany notes receivables	26	—
Sales and principal collections on finance receivables held for sale originated as held for investment	74	1,080
Available-for-sale investment securities purchased	(209)	(148)
Trading investment securities purchased	(1,309)	(15)
Available-for-sale investment securities called, sold, and matured	219	106
Trading investment securities called, sold, and matured	1,945	1
Change in restricted cash and cash equivalents	(109)	(6)
Proceeds from sale of real estate owned	10	41
Other, net	8	3
Net cash provided by investing activities	291	1,107

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,829	673
Repayment of long-term debt	(591)	(1,548)
Distributions to joint venture partners	(39)	—
Capital contributions from parent	—	11
Net cash provided by (used for) financing activities	1,199	(864)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	Six Months Ended June 30,
	2015	2014

Net change in cash and cash equivalents	1,728	466
Cash and cash equivalents at beginning of period	749	375
Cash and cash equivalents at end of period	$2,477	$841

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$5	$33
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$1,291
Unsettled investment security purchases and sales	$14	$—

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

1. Business and Basis of Presentation

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”). SFI is a wholly owned subsidiary of Springleaf Holdings, Inc. (“SHI”).

At June 30, 2015, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and AIG Capital Corporation, a subsidiary of American International Group, Inc. (“AIG”). As a result of SHI’s offering of its common stock in May of 2015, the economic interests of Fortress and AIG have been reduced to approximately 55% and 3%, respectively, at June 30, 2015. See Note 2 for further information on this offering.

SFC is a financial services holding company with subsidiaries engaged in the consumer finance and insurance businesses.

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

To conform to the 2015 presentation, we reclassified certain prior period items as a result of our early adoption of accounting standards update (“ASU”) 2015-03, Interest - Imputation of Interest (“ASU 2015-03”). See Note 3 for further information on the adoption of this ASU.

Prior Period Revisions

During the fourth quarter of 2014, we discovered that our personal loans deemed to be troubled debt restructured (“TDR”) finance receivables were previously incorrectly excluded in the related disclosures of our finance receivables and allowance for finance receivable losses. The applicable prior period amounts have been corrected in Notes 4 and 5 in this report.

During the second quarter of 2015, we identified incorrect allocations of our total assets disclosure within the segment footnote. We have evaluated the impact of these errors and concluded that they were not material to any previously issued financial statements, however, we have corrected the previously disclosed periods in Note 16 of this report. We will also correct the prior period segment disclosures presented in our applicable quarterly and annual reports as follows:

(dollars in millions)	Consumer and Insurance	Real Estate	Other
Assets *
March 31, 2015	$5,070	$3,613	$1,832
December 31, 2014	4,462	3,666	555
September 30, 2014	4,651	3,720	705
June 30, 2014	4,406	6,561	1,058
December 31, 2013	4,200	8,512	611

*
The revised amounts do not reflect the retrospective reclassifications of our debt issuance costs previously recorded in other assets to long-term debt, as a result of our early adoption of ASU 2015-03.

During the second quarter of 2015, we discovered that we had not charged-off certain bankrupt accounts in our SpringCastle Portfolio and we identified an error in the calculation of the allowance for our TDR personal loans. As a result of these findings, we recorded an out-of-period adjustment in the second quarter of 2015, which increased provision for finance receivable losses by $8 million and decreased provision for income taxes by $3 million.

2. Significant Transactions

SHI’S PENDING ACQUISITION OF ONEMAIN FINANCIAL

On March 2, 2015, SHI entered into a Stock Purchase Agreement with CitiFinancial Credit Company to acquire OneMain Financial Holdings, LLC (formerly OneMain Financial Holdings, Inc.) (“OneMain”), for an aggregate purchase price of $4.25 billion, which we refer to in this report as the “Proposed Acquisition”. There can be no assurance that the Proposed Acquisition will close, or, if it does, when the actual closing will occur. SHI continues to evaluate its plans regarding the integration of OneMain with its remaining businesses including us.

SHI’S EQUITY OFFERING

On May 4, 2015, SHI completed an offering of 27,864,525 shares of its common stock, consisting of 19,417,476 shares of common stock offered by SHI and 8,447,049 shares of common stock offered by the Initial Stockholder. SHI’s net proceeds from this sale were approximately $976 million, after deducting the underwriting discounts and commissions and additional offering-related expenses totaling $24 million. SHI intends to use the net proceeds of the offering, together with cash on hand, the proceeds from the sale of investment securities, and other funding options, to fund the Proposed Acquisition and/or for general corporate purposes, which may include debt repurchases and repayments, capital expenditures and other possible acquisitions.

In connection with SHI’s initial public offering in October 2013, certain executives of Springleaf received a grant of incentive units in the Initial Stockholder. These incentive units are subject to their continued employment with the Company and provide benefits (in the form of distributions) in the event the Initial Stockholder makes distributions to one or more of its members that exceed certain specified amounts. In connection with the sale of SHI’s common stock by the Initial Stockholder, certain of the specified thresholds were satisfied. In accordance with Accounting Standards Codification Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $15 million in the second quarter of 2015 related to the incentive units.

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Troubled Debt Restructurings

In January of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments in this ASU became effective prospectively for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not have a material effect on our condensed consolidated financial statements.

Debt Issuance Costs

In April of 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs. Under this standard, debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of that note. The ASU also clarifies that discount, premium or debt issuance costs shall not be classified as a deferred charge or deferred credit. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and must be applied retrospectively. We elected to early adopt this ASU as of June 30, 2015 and have applied this ASU retrospectively. On June 30, 2015, we reclassified $32 million of debt issuance costs previously recorded in other assets to long-term debt. After retrospectively applying this new ASU, we also reclassified $29 million of debt issuance costs as of December 31, 2014 from other assets to long-term debt in our condensed consolidated balance sheet. We will continue to report fees paid to access our conduit facilities in other assets. The adoption of this ASU did not have a material effect on our condensed consolidated financial statements.

Push Down Accounting

In May of 2015, the FASB issued ASU 2015-08, Business Combinations-Pushdown Accounting, to remove Securities and Exchange Commission (the “SEC”) staff guidance on pushdown accounting from the Accounting Standards Codification. The SEC staff had previously rescinded its guidance with the issuance of Staff Accounting Bulletin No. 115 when the FASB issued its own pushdown accounting guidance in November 2014. The ASU is effective immediately. The adoption of this ASU did not have a material effect on our condensed consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue from Contracts

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In July of 2015, the FASB decided to defer the effective date of the new revenue recognition standard by one year, which would result in the ASU becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Many of our revenue sources are not within the scope of this new standard, and we are evaluating whether the adoption of this ASU for those revenue sources that are in scope will have a material effect on our consolidated financial statements.

Consolidation

In February of 2015, the FASB issued ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to reporting entities with variable interests in investment companies from applying certain prior amendments to the VIE guidance. This ASU is applicable to entities across all industries, particularly those that use limited partnerships as well as entities in any industry that outsource decision making or have historically applied related party tiebreaker in their consolidation analysis and disclosures. The standard is effective for public business entities for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. We are currently evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Cloud Computing Software

In April of 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other Internal-Use Software, to provide guidance on a customer’s accounting for fees paid in a cloud computing arrangement (“CCA”). Under the new standard, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the potential impact of adopting this ASU on our consolidated financial statements.

Fair Value Measurement Disclosures

In May of 2015, the FASB issued ASU 2015-07, Fair Value Measurement, to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We have a few investments for which fair value is measured using the net asset value per share practical expedient. However, application of this ASU will not have a material effect on our consolidated financial statements.

Short-Duration Insurance Contracts Disclosures

In May of 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, to address enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the potential impact of adopting the ASU on our consolidated financial statements.

Technical Corrections and Improvements

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. While most of the amendments are not expected to have a significant effect on practice, some of them could change practice for some entities. The amendments to transition guidance are effective for fiscal years beginning after December 15, 2015; all other changes are effective upon issuance of this ASU. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

4. Finance Receivables

Our finance receivable types include personal loans, the SpringCastle Portfolio, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At June 30, 2015, $2.3 billion of personal loans, or 53%, were secured by collateral consisting of titled personal property (such as automobiles) and $2.0 billion, or 47%, were secured by consumer household goods or other items of personal property or were unsecured.

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

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. At June 30, 2015, $215 million of real estate loans, or 38%, were secured by first mortgages and $358 million, or 62%, were secured by second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Since we ceased real estate lending in January of 2012, our real estate loans are in a liquidating status.

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

Components of net finance receivables by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2015

Gross receivables *	$4,986	$1,730	$569	$36	$7,321
Unearned finance charges and points and fees	(840)	—	—	(3)	(843)
Accrued finance charges	60	34	4	—	98
Deferred origination costs	46	—	—	—	46
Total	$4,252	$1,764	$573	$33	$6,622

December 31, 2014

Gross receivables *	$4,462	$1,941	$621	$52	$7,076
Unearned finance charges and points and fees	(764)	—	(1)	(5)	(770)
Accrued finance charges	58	38	5	1	102
Deferred origination costs	44	—	—	—	44
Total	$3,800	$1,979	$625	$48	$6,452

*	Gross receivables are defined as follows:

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

Included in the table above are personal loans with a carrying value of $3.1 billion at June 30, 2015 and $1.9 billion at December 31, 2014 and SpringCastle Portfolio loans with a carrying value of $1.8 billion at June 30, 2015 and $2.0 billion at December 31, 2014 associated with securitizations that remain on our balance sheet.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)	June 30, 2015	December 31, 2014

Personal loans	$2	$1
SpringCastle Portfolio	365	354
Real estate loans	31	31
Total	$398	$386

Unused lines of credit on our personal loans can be suspended if one of the following occurs: (1) the value of the collateral declines significantly; (2) we believe the borrower will be unable to fulfill the repayment obligations; or (3) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on our real estate loans and the SpringCastle Portfolio secured by subordinate residential real estate mortgages can be suspended if one of the following occurs: (1) the value of the real estate declines significantly below the property’s initial appraised value; (2) we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or (3) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on home equity lines of credit, including the SpringCastle Portfolio secured by subordinate residential real estate mortgages, can be terminated for delinquency. Unused lines of credit on the unsecured loans of the SpringCastle Portfolio can be terminated at our discretion.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at June 30, 2015 and at December 31, 2014 were immaterial. Our personal loans, SpringCastle Portfolio, and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2015

Net finance receivables:
60-89 days past due	$37	$22	$9	$1	$69
90-119 days past due	27	14	4	—	45
120-149 days past due	21	10	3	—	34
150-179 days past due	19	11	3	—	33
180 days or more past due	2	1	12	—	15
Total delinquent finance receivables	106	58	31	1	196
Current	4,080	1,662	528	31	6,301
30-59 days past due	66	44	14	1	125
Total	$4,252	$1,764	$573	$33	$6,622

December 31, 2014

Net finance receivables:
60-89 days past due	$36	$31	$12	$1	$80
90-119 days past due	30	19	9	—	58
120-149 days past due	24	16	5	1	46
150-179 days past due	21	14	4	—	39
180 days or more past due	2	2	12	—	16
Total delinquent finance receivables	113	82	42	2	239
Current	3,632	1,839	565	45	6,081
30-59 days past due	55	58	18	1	132
Total	$3,800	$1,979	$625	$48	$6,452

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2015

Performing	$4,183	$1,728	$551	$33	$6,495
Nonperforming	69	36	22	—	127
Total	$4,252	$1,764	$573	$33	$6,622

December 31, 2014

Performing	$3,723	$1,928	$595	$47	$6,293
Nonperforming	77	51	30	1	159
Total	$3,800	$1,979	$625	$48	$6,452

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

In connection with SFI’s capital contribution of its wholly owned subsidiary, Springleaf Acquisition Corporation (“SAC”), to SFC on July 31, 2014 (the “SAC Capital Contribution”), SFC owns a 47% equity interest in the SpringCastle Portfolio (the “SCP Loans”), certain of which were determined to be credit impaired when SAC acquired the SCP Loans on April 1, 2013.

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

At June 30, 2015 and December 31, 2014, finance receivables held for sale totaled $193 million and $205 million, respectively. See Note 6 for further information on our finance receivables held for sale, which consist of our non-core real estate loans. Finance receivables held for sale include purchased credit impaired real estate loans, as well as TDR real estate loans. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. The financial data for the three and six months ended June 30, 2014 related to finance receivables held for sale in the following tables were immaterial since the loans were transferred and sold within the same months.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

June 30, 2015

Carrying amount, net of allowance (a)	$279	$88	$367
Outstanding balance (b)	549	143	692
Allowance for purchased credit impaired finance receivable losses	—	5	5

December 31, 2014

Carrying amount, net of allowance (a)	$340	$93	$433
Outstanding balance (b)	628	151	779
Allowance for purchased credit impaired finance receivable losses	—	5	5

(a)
The carrying amount of purchased credit impaired FA Loans at June 30, 2015 and December 31, 2014 includes $64 million and $68 million, respectively, of purchased credit impaired finance receivables held for sale.

(b)
The outstanding balance of purchased credit impaired FA Loans at June 30, 2015 and December 31, 2014 includes $94 million and $99 million, respectively, of purchased credit impaired finance receivables held for sale.

The allowance for purchased credit impaired finance receivable losses at June 30, 2015 and December 31, 2014, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Three Months Ended June 30, 2015

Balance at beginning of period	$505	$16	$521
Accretion (a)	(22)	(2)	(24)
Disposals of finance receivables (b)	(9)	(1)	(10)
Balance at end of period	$474	$13	$487

Three Months Ended June 30, 2014

Balance at beginning of period	$—	$676	$676
Accretion	—	(26)	(26)
Transfers due to finance receivables sold	—	(21)	(21)
Disposals of finance receivables (b)	—	(6)	(6)
Balance at end of period	$—	$623	$623

Six Months Ended June 30, 2015

Balance at beginning of period	$541	$19	$560
Accretion (a)	(46)	(5)	(51)
Disposals of finance receivables (b)	(21)	(1)	(22)
Balance at end of period	$474	$13	$487

Six Months Ended June 30, 2014

Balance at beginning of period	$—	$767	$767
Accretion	—	(55)	(55)
Transfers due to finance receivables sold	—	(78)	(78)
Disposals of finance receivables (b)	—	(11)	(11)
Balance at end of period	$—	$623	$623

(a)
Accretion on our purchased credit impaired FA Loans for the three and six months ended June 30, 2015 includes $1 million and $3 million, respectively, of accretion on purchased credit impaired finance receivables held for sale, which is reported as interest income on finance receivables held for sale originated as held for investment.

(b)	Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged off during the period.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

June 30, 2015

TDR gross finance receivables (a) (b)	$28	$14	$197	$239
TDR net finance receivables (c)	27	12	198	237
Allowance for TDR finance receivable losses	7	3	31	41

December 31, 2014

TDR gross finance receivables (a) (b)	$22	$11	$196	$229
TDR net finance receivables (c)	22	10	196	228
Allowance for TDR finance receivable losses	1	3	32	36

(a)	As defined earlier in this Note.

(b)	TDR real estate loan gross finance receivables at June 30, 2015 and December 31, 2014 include $91 million of TDR finance receivables held for sale.

(c)	TDR real estate loan net finance receivables at June 30, 2015 and December 31, 2014 include $91 million of TDR finance receivables held for sale.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

Three Months Ended June 30, 2015

TDR average net receivables (a)	$28	$12	$198	$238
TDR finance charges recognized (b)	1	—	3	4

Three Months Ended June 30, 2014

TDR average net receivables	$15	$—	$1,378	$1,393
TDR finance charges recognized	1	—	17	18

Six Months Ended June 30, 2015

TDR average net receivables (a)	$27	$11	$196	$234
TDR finance charges recognized (b)	2	—	6	8

Six Months Ended June 30, 2014

TDR average net receivables	$14	$—	$1,396	$1,410
TDR finance charges recognized	1	—	35	36

(a)	TDR real estate loan average net receivables for the three and six months ended June 30, 2015 include $91 million of TDR average net receivables held for sale.

(b)
TDR real estate loan finance charges recognized for the three and six months ended June 30, 2015 include $1 million and $2 million, respectively, of interest income on TDR finance receivables held for sale.

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

Three Months Ended June 30, 2015

Pre-modification TDR net finance receivables (a)	$7	$2	$6	$15
Post-modification TDR net finance receivables (b)	$6	$2	$7	$15
Number of TDR accounts (c)	1,461	213	99	1,773

Three Months Ended June 30, 2014

Pre-modification TDR net finance receivables	$3	$—	$79	$82
Post-modification TDR net finance receivables	$4	$—	$76	$80
Number of TDR accounts	891	—	899	1,790

Six Months Ended June 30, 2015

Pre-modification TDR net finance receivables (a)	$16	$4	$10	$30
Post-modification TDR net finance receivables (b)	$14	$4	$11	$29
Number of TDR accounts (c)	3,315	408	177	3,900

Six Months Ended June 30, 2014

Pre-modification TDR net finance receivables	$6	$—	$181	$187
Post-modification TDR net finance receivables	$6	$—	$169	$175
Number of TDR accounts	1,553	—	1,887	3,440

(a)
TDR real estate loan net finance receivables for the three and six months ended June 30, 2015 include $2 million and $3 million, respectively, of pre-modification TDR net finance receivables held for sale.

(b)
TDR real estate loan net finance receivables for the three and six months ended June 30, 2015 include $2 million and $3 million, respectively, of post-modification TDR net finance receivables held for sale.

(c)	Number of new TDR real estate loan accounts for the three and six months ended June 30, 2015 includes 35 and 44, respectively, of new TDR accounts that were held for sale.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

Three Months Ended June 30, 2015

TDR net finance receivables (a) (b) (c)	$2	$1	$—	$3
Number of TDR accounts (b)	456	86	8	550

Three Months Ended June 30, 2014

TDR net finance receivables (a) (c)	$—	$—	$13	$13
Number of TDR accounts	17	—	205	222

Six Months Ended June 30, 2015

TDR net finance receivables (a) (b)	$2	$1	$1	$4
Number of TDR accounts (b)	513	96	26	635

Six Months Ended June 30, 2014

TDR net finance receivables (a) (c)	$—	$—	$29	$29
Number of TDR accounts	32	—	434	466

(a)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(b)
Includes 4 TDR real estate loan accounts totaling less than $1 million that were held for sale for the three months ended June 30, 2015 and 13 TDR real estate loan accounts totaling $1 million that were held for sale for the six months ended June 30, 2015.

(c)
TDR personal loans for the three and six months ended June 30, 2014 and TDR real estate loans for the three months ended June 30, 2015 that defaulted during the previous 12 month period were less than $1 million and, therefore, are not quantified in the table above.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended June 30, 2015

Balance at beginning of period	$132	$3	$39	$1	$175
Provision for finance receivable losses	55	23	—	1	79
Charge-offs	(58)	(26)	(5)	(1)	(90)
Recoveries	10	3	1	—	14
Balance at end of period	$139	$3	$35	$1	$178

Three Months Ended June 30, 2014

Balance at beginning of period	$101	$—	$260	$3	$364
Provision for finance receivable losses	45	—	29	—	74
Charge-offs	(47)	—	(26)	(2)	(75)
Recoveries	7	—	1	—	8
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (a)	—	—	(5)	—	(5)
Balance at end of period	$106	$—	$259	$1	$366

Six Months Ended June 30, 2015

Balance at beginning of period	$130	$3	$40	$1	$174
Provision for finance receivable losses	110	50	4	1	165
Charge-offs	(119)	(56)	(11)	(2)	(188)
Recoveries	18	6	2	1	27
Balance at end of period	$139	$3	$35	$1	$178

Six Months Ended June 30, 2014

Balance at beginning of period	$94	$—	$236	$2	$332
Provision for finance receivable losses	92	—	87	2	181
Charge-offs	(91)	—	(54)	(3)	(148)
Recoveries (b)	11	—	5	—	16
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (a)	—	—	(15)	—	(15)
Balance at end of period	$106	$—	$259	$1	$366

(a)
During the three and six months ended June 30, 2014, we reduced the carrying value of certain real estate loans to $451 million and $1.3 billion, respectively, as a result of the transfer of these loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(b)	Recoveries during the six months ended June 30, 2014 included $2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March of 2014.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $120 million at June 30, 2015 and $72 million at December 31, 2014. See Note 11 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Charged-off against provision for finance receivable losses:
SCP Loans	$6	$—	$13	$—
FA Loans gross charge-offs *	1	7	1	13

*
Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2015

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$132	$—	$—	$1	$133
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	4	—	4
Individually evaluated for impairment (TDR finance receivables)	7	3	31	—	41
Total	$139	$3	$35	$1	$178

Finance receivables:
Collectively evaluated for impairment	$4,225	$1,473	$346	$33	$6,077
Purchased credit impaired finance receivables	—	279	29	—	308
TDR finance receivables	27	12	198	—	237
Total	$4,252	$1,764	$573	$33	$6,622

December 31, 2014

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$129	$—	$3	$1	$133
Purchased credit impaired finance receivables	—	—	5	—	5
TDR finance receivables	1	3	32	—	36
Total	$130	$3	$40	$1	$174

Finance receivables:
Collectively evaluated for impairment	$3,778	$1,629	$490	$48	$5,945
Purchased credit impaired finance receivables	—	340	30	—	370
TDR finance receivables	22	10	105	—	137
Total	$3,800	$1,979	$625	$48	$6,452

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $193 million at June 30, 2015 and $205 million at December 31, 2014, which are carried at the lower of cost or fair value and secured by first mortgages. At June 30, 2015 and December 31, 2014, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of the finance receivables held for sale since the underlying real estate loans were presented to the buyers on a portfolio basis. We also separately present the interest income on our finance receivables held for sale as interest income on finance receivables held for sale originated as held for investment on our condensed consolidated statements of operations, which totaled $5 million and $9 million for the three and six months ended June 30, 2015, respectively, compared to $3 million and $7 million for the three and six months ended June 30, 2014, respectively.

We did not have any transfer activity to or from finance receivables held for sale during the six months ended June 30, 2015.

During the three and six months ended June 30, 2014, we transferred real estate loans totaling $451 million and $1.3 billion, respectively, (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. During the three and six months ended June 30, 2014, we sold the finance receivables held for sale totaling $444 million and $1.3 billion, respectively, and recorded net gains of $35 million and $90 million, respectively.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2015

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$49	$1	$—	$50
Obligations of states, municipalities, and political subdivisions	87	—	—	87
Certificates of deposit and commercial paper (a)	1	—	—	1
Corporate debt	261	5	(3)	263
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	86	1	(1)	86
Commercial mortgage-backed securities (“CMBS”)	43	—	—	43
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	48	—	—	48
Total	575	7	(4)	578
Preferred stock	7	—	—	7
Other long-term investments	1	—	—	1
Total (b)	$583	$7	$(4)	$586

December 31, 2014

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$61	$3	$—	$64
Obligations of states, municipalities, and political subdivisions	99	3	—	102
Certificates of deposit and commercial paper (a)	1	—	—	1
Corporate debt	256	12	(1)	267
Mortgage-backed, asset-backed, and collateralized:
RMBS	71	2	—	73
CMBS	25	—	(1)	24
CDO/ABS	61	—	—	61
Total	574	20	(2)	592
Preferred stock	7	—	—	7
Other long-term investments	1	—	—	1
Total (b)	$582	$20	$(2)	$600

(a)	Includes certificates of deposit totaling $1 million pledged as collateral, primarily to support bank lines of credit at June 30, 2015 and December 31, 2014.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at June 30, 2015 and December 31, 2014, which is classified as a restricted investment and carried at cost.

As of June 30, 2015 and December 31, 2014, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

June 30, 2015

Bonds:
U.S. government and government sponsored entities	$11	$—	$1	$—	$12	$—
Obligations of states, municipalities, and political subdivisions	27	—	6	—	33	—
Corporate debt	91	(3)	—	—	91	(3)
RMBS	42	(1)	—	—	42	(1)
CMBS	21	—	3	—	24	—
CDO/ABS	22	—	—	—	22	—
Total	214	(4)	10	—	224	(4)
Preferred stock	7	—	—	—	7	—
Other long-term investments	1	—	—	—	1	—
Total	$222	$(4)	$10	$—	$232	$(4)

December 31, 2014

Bonds:
U.S. government and government sponsored entities	$—	$—	$1	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	27	—	1	—	28	—
Corporate debt	36	(1)	6	—	42	(1)
RMBS	9	—	—	—	9	—
CMBS	16	(1)	2	—	18	(1)
CDO/ABS	46	—	—	—	46	—
Total	134	(2)	10	—	144	(2)
Preferred stock	6	—	—	—	6	—
Total	$140	$(2)	$10	$—	$150	$(2)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

We continue to monitor unrealized loss positions for potential impairments. During the six months ended June 30, 2015 and 2014, we did not recognize any other-than-temporary impairment credit loss write-downs to investment revenues.

During the three and six months ended June 30, 2015 and 2014, there were no additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The fair values of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Fair value	$130	$47	$204	$98

Realized gains	$4	$—	$11	$2
Realized losses	—	—	(1)	—
Net realized gains	$4	$—	$10	$2

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2015 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$45	$45
Due after 1 year through 5 years	146	145
Due after 5 years through 10 years	86	85
Due after 10 years	124	123
Mortgage-backed, asset-backed, and collateralized securities	177	177
Total	$578	$575

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $11 million and $12 million at June 30, 2015 and December 31, 2014, respectively.

TRADING SECURITIES

The fair value of trading securities by type was as follows:

(dollars in millions)	June 30, 2015	December 31, 2014

Fixed maturity trading securities:
Bonds:
U.S. government and government sponsored entities	$841	$302
Obligations of states, municipalities, and political subdivisions	3	14
Certificates of deposit and commercial paper	—	238
Non-U.S. government and government sponsored entities	—	20
Corporate debt	484	1,056
Mortgage-backed, asset-backed, and collateralized:
RMBS	13	35
CMBS	118	149
CDO/ABS	225	507
Total	$1,684	$2,321

The net unrealized and realized gains on our trading securities, which we report in investment revenues, were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net unrealized gains on trading securities held at period end	$1	$1	$4	$1
Net realized gains on trading securities sold or redeemed	(1)	—	(1)	—
Total	$—	$1	$3	$1

8. Transactions with Affiliates of Fortress or AIG

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain direct and indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended June 30, 2015, and $1 million for the six months ended June 30, 2015, compared to $2 million and $4 million for the three and six months ended June 30, 2014, respectively.

As a result of the sales of our real estate loans during 2014 (some of which were serviced by Nationstar) and the sale of certain mortgage servicing rights in 2014, our exposure to these affiliated services is reduced.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were under $1 million for the three months ended June 30, 2015 and 2014 and $1 million for the six months ended June 30, 2015 and 2014.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $44 million at June 30, 2015 and December 31, 2014.

INSURANCE COVERAGE

We hold various insurance policies with AIG subsidiaries covering liabilities of directors and officers, errors and omissions, lawyers, employment practices, fiduciary, and fidelity bond. Premium expenses on these policies were under $1 million for the three months ended June 30, 2015 and 2014 and $1 million for the six months ended June 30, 2015 and 2014.

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

MSR SALE

SFC and MorEquity, Inc. (“MorEquity”), a wholly owned subsidiary, entered into an agreement, dated and effective August 1, 2014, to sell the servicing rights of the mortgage loans primarily underlying the mortgage securitizations completed during

2011 through 2013 to Nationstar for a purchase price of $39 million (the “MSR Sale”). From the closing of the MSR Sale on August 29, 2014, until the servicing transfer on September 30, 2014, we continued to service certain loans on behalf of Nationstar under an interim servicing agreement. At December 31, 2014, the receivable from Nationstar for our interim servicing fees totaled $1 million. In May of 2015, Nationstar paid off the remaining balance of $1 million of this receivable. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

9. Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SFC’s note receivable from parent is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2015 and does not expect to demand payment from SFI in 2015. The note receivable from parent totaled $302 million at June 30, 2015 and $251 million at December 31, 2014. Interest receivable on this note totaled $1 million at June 30, 2015 and was immaterial at December 31, 2014. The interest rate for the unpaid principal balance is the prime rate. Interest revenue on the note receivable from SFI totaled $4 million and $6 million, for the three and six months ended June 30, 2015, respectively, compared to $2 million and $3 million for the three and six months ended June 30, 2014, respectively.

Receivables from Parent and Affiliates

At June 30, 2015 and December 31, 2014, receivables from parent and affiliates totaled $13 million and $12 million, respectively. SFC had a receivable from Second Street Funding Corporation, a subsidiary of SFI, for income taxes payable under current and prior tax sharing agreements, which totaled $4 million at June 30, 2015 and at December 31, 2014. Receivables from parent and affiliates also included interest receivable on SFC’s note receivable from SFI previously discussed in this Note. Receivables from parent and affiliates at June 30, 2015 and December 31, 2014 are presented net of a payable to SFI of $18 million and $43 million, respectively. Excluding this payable, receivables from parent and affiliates totaled $30 million at June 30, 2015 and $54 million at December 31, 2014.

Payables to Parent and Affiliates

At June 30, 2015 and December 31, 2014, payables to parent and affiliates totaled $38 million and $48 million, respectively. SFC’s payable to parent totaled $27 million and $17 million at June 30, 2015 and December 31, 2014, respectively, primarily due to payments made by SFI for the benefit of SFC. At June 30, 2015 and December 31, 2014, Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, had net payables of $9 million and $19 million, respectively, to Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, related to the intercompany agreements further discussed below in this Note. At June 30, 2015 and December 31, 2014, SFMC also had a payable of $1 million to Springleaf Consumer Loan, Inc. for internet lending referral fees charged to the branch network.

SFI provides funding for SAC’s operations through an intercompany demand note, not to exceed $2.5 million. The note is payable in full on December 31, 2022, and is prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance is 8.00%. At June 30, 2015 and December 31, 2014, the note payable to SFI totaled $1 million and was reported in other liabilities. Interest expense on the note payable to SFI for the three and six months ended June 30, 2015 was immaterial.

SFI provides servicing of the SpringCastle Portfolio through a master servicing agreement with SpringCastle Holdings, LLC. At June 30, 2015 and December 31, 2014, SpringCastle Holdings LLC’s payable to SFI totaled $4 million and $10 million, respectively.

CAPITAL CONTRIBUTIONS

During January of 2014, SFC received a capital contribution from SFI of $11 million to satisfy an interest payment required by SFC’s debenture due in January of 2014.

INTERCOMPANY AGREEMENTS

On December 24, 2012, SGSC, a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”). SFMC’s net payable to SGSC relating to these agreements totaled $9 million at June 30, 2015 and $19 million at December 31, 2014.

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three and six months ended June 30, 2015, SFMC recorded $47 million and $101 million, respectively, of service fee expenses, which are included in other operating expenses, compared to $50 million and $95 million for the three and six months ended June 30, 2014.

License Agreement

The license agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three and six months ended June 30, 2015, SFMC recorded $2 million and $3 million, respectively, of license fees, which are included as a contra expense to other operating expenses, compared to $2 million and $3 million for the three and six months ended June 30, 2014.

Building Lease

The building lease agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three and six months ended June 30, 2015, SFMC recorded $1 million and $2 million, respectively, of rent charged to SGSC, which are included as a contra expense to other operating expenses, compared to $1 million and $2 million for the three and six months ended June 30, 2014.

10. Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at June 30, 2015 were as follows:

(dollars in millions)	Retail Notes	Medium Term Notes	Securitizations	Junior Subordinated Debt	Total

Interest rates (a)	7.00%-7.50%	5.25%-8.25%	2.41%-6.82%	6.00%

Third quarter 2015	$24	$—	$—	$—	$24
Fourth quarter 2015	—	750	—	—	750
First quarter 2016	—	—	—	—	—
Second quarter 2016	—	—	—	—	—
Remainder of 2016	—	375	—	—	375
2017	—	1,902	—	—	1,902
2018	—	—	—	—	—
2019	—	700	—	—	700
2020-2067	—	1,250	—	350	1,600
Securitizations (b)	—	—	4,919	—	4,919
Total principal maturities	$24	$4,977	$4,919	$350	$10,270

Total carrying amount (c)	$23	$4,577	$4,904	$172	$9,676
Debt issuance costs (d)	$—	$(13)	$(19)	$—	$(32)

(a)	The interest rates shown are the range of contractual rates in effect at June 30, 2015.

(b)	Securitizations are not included in above maturities by period due to their variable monthly repayments. See Note 11 for further information on our long-term debt associated with securitizations.

(c)
The net carrying amount of our long-term debt associated with certain securitizations that were either (1) issued at a premium or discount or (2) revalued at a premium or discount based on its fair value at the time of the Fortress Acquisition or (3) recorded at fair value on a recurring basis in circumstances when the embedded derivative within the securitization structure cannot be separately accounted for at fair value.

(d)	As a result of our early adoption of ASU 2015-03, we reclassified $32 million of debt issuance costs from other assets to long-term debt.

GUARANTY AGREEMENTS

On December 3, 2014, SHI entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $700 million of 5.25% of Senior Notes due 2019. As of June 30, 2015, approximately $700 million aggregate principal amount of senior notes were outstanding.

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2015, approximately $5.0 billion aggregate principal amount of senior notes, including $3.1 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	June 30, 2015	December 31, 2014

Assets
Finance receivables:
Personal loans	$3,059	$1,853
SpringCastle Portfolio	1,764	1,979
Allowance for finance receivable losses	120	72
Restricted cash and cash equivalents	320	210

Liabilities
Long-term debt *	$4,904	$3,630

*
As a result of our early adoption of ASU 2015-03, we reclassified $19 million and $14 million of debt issuance costs related to our long-term debt associated with our securitizations as of June 30, 2015 and December 31, 2014, respectively, from other assets to long-term debt.

Amendment to Sumner Brook 2013-VFN1 Securitization

On January 16, 2015, we amended the note purchase agreement with Sumner Brook Funding Trust 2013-VFN1 to extend the two-year revolving period ending December of 2015 to a three-year revolving period ending January of 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in August of 2024. The maximum principal balance of variable funding notes that can be issued remained at $350 million. At June 30, 2015, no amounts were drawn under the notes.

2015-A Securitization

On February 26, 2015, we completed a private term securitization transaction in which a wholly owned special purpose vehicle sold $1.2 billion of notes issued by Springleaf Funding Trust 2015-A at a 3.58% weighted average yield. The notes are backed by personal loans acquired from subsidiaries of SFC. We sold the asset-backed notes for $1.2 billion, after the price discount but before expenses and a $12 million interest reserve requirement.

Sale of SpringCastle 2014-A Notes

On March 9, 2015, SAC agreed to sell $232 million and $131 million principal amount of the previously retained Class C and Class D SpringCastle 2014-A Notes, respectively, to an unaffiliated third party at a premium to the principal balance. The sale was completed on March 16, 2015.

Amendments to Whitford Brook 2014-VFN1 Securitization

On March 24, 2015, we amended the sale and servicing agreement relating to the Whitford Brook Funding Trust 2014-VFN1 (the “Whitford Brook 2014-VFN1 Trust”) to remove the requirement for a $100 million minimum balance drawn under the variable funding notes, which are to be backed by personal loans acquired from subsidiaries of SFC from time to time. On March 25, 2015, we paid down the note balance of $100 million.

On June 3, 2015, we amended the note purchase agreement relating to the Whitford Brook 2014-VFN1 Trust to reduce the $300 million maximum principal balance to $250 million. At June 30, 2015, no amounts were drawn under the notes.

2015-B Securitization

On April 7, 2015, we completed a private term securitization transaction in which a wholly owned special purpose vehicle sold $314 million of notes issued by Springleaf Funding Trust 2015-B at a 3.84% weighted average yield. The notes are backed by personal loans acquired from subsidiaries of SFC. We sold the asset-backed notes for $314 million, after the price discount but before expenses and a $3 million interest reserve requirement.

Amendment to Springleaf 2013-VFN1 Securitization

On May 20, 2015, we amended the note purchase agreement with Springleaf Funding Trust 2013-VFN1 to, among other things, extend the original two-year revolving period ending October of 2015 to a two-year revolving period ending April of 2017, which may be extended for up to one additional year, subject to satisfaction of customary conditions precedent. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in May of 2020. The maximum amount that can be drawn under the notes remained at $350 million. At June 30, 2015, no amounts were drawn under the notes.

Mill River 2015-VFN1 Securitization

On May 27, 2015, we established a private securitization facility in which Mill River Funding Trust 2015-VFN1, a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $400 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a three-year revolving period, subject to the satisfaction of customary conditions precedent. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in June of 2021. At June 30, 2015, no amounts were drawn under the notes.

Second Avenue Funding LLC Securitization

On June 3, 2015, we established a private securitization facility in which Second Avenue Funding LLC, a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $250 million to be backed by auto loans acquired from subsidiaries of SFC. No amounts were funded at closing, but may be funded from time to time over a three-year revolving period, subject to the satisfaction of customary conditions precedent. During the revolving period, the notes can paid down in whole or in part and then redrawn. Following the three-year revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto loans and will be due and payable in full in June of 2019. At June 30, 2015, no amounts were drawn under the notes.

First Avenue Funding LLC Securitization

On June 10, 2015, we established a private securitization facility in which First Avenue Funding LLC (“First Avenue”), a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $250 million to be backed by auto loans acquired from subsidiaries of SFC. No amounts were funded at closing, but may be funded from time to time over a two-year revolving period, subject to the satisfaction of customary conditions precedent. During the revolving period, the notes can paid down in whole or in part and then redrawn. Following the two-year revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto loans and will be due and payable in full twelve months following the maturity of the last auto loan held by First Avenue. At June 30, 2015, no amounts were drawn under the notes.

VIE Interest Expense

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and six months ended June 30, 2015 totaled $49 million and $87 million, respectively, compared to $43 million and $86 million for the three and six months ended June 30, 2014, respectively.

DECONSOLIDATED VIES

As a result of the sales of the mortgage-backed retained certificates during 2014, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt. The total carrying value of these real estate loans as of the sale dates was $5.1 billion. During 2014, we established a reserve for sales recourse obligations of $6 million related to these sales. At June 30, 2015, this reserve totaled $6 million. We had no repurchase activity associated with these sales as of June 30, 2015. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

12. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains Investment Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2015

Balance at beginning of period	$11	$(13)	$5	$3
Other comprehensive loss before reclassifications	(6)	—	(1)	(7)
Reclassification adjustments from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Balance at end of period	$2	$(13)	$4	$(7)

Three Months Ended June 30, 2014

Balance at beginning of period	$9	$20	$4	$33
Other comprehensive income before reclassifications	6	—	—	6
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	(1)
Balance at end of period	$14	$20	$4	$38

Six Months Ended June 30, 2015

Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(3)	—	—	(3)
Reclassification adjustments from accumulated other comprehensive income (loss)	(7)	—	—	(7)
Balance at end of period	$2	$(13)	$4	$(7)

Six Months Ended June 30, 2014

Balance at beginning of period	$4	$20	$4	$28
Other comprehensive income before reclassifications	12	—	—	12
Reclassification adjustments from accumulated other comprehensive income	(2)	—	—	(2)
Balance at end of period	$14	$20	$4	$38

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$4	$1	$10	$3
Income tax effect	(1)	—	(3)	(1)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$3	$1	$7	$2

13. Income Taxes

At June 30, 2015, we had a net deferred tax liability of $112 million, compared to $156 million at December 31, 2014. The decrease in the net deferred tax liability was primarily due to purchase accounting for debt writedown. The impact to our uncertain tax positions was immaterial.

The effective tax rate for the six months ended June 30, 2015 was 9.8% compared to 38.3% for the same period in 2014. The effective tax rate for the six months ended June 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture. The effective tax rate for the six months ended June 30, 2014 differed from the federal statutory rate primarily due to the effect of our state income taxes.

We are currently under examination of our U.S. Federal tax return for the year 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such year.

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

SALES RECOURSE OBLIGATIONS

During 2014, we established a reserve for sales recourse obligations of $22 million related to the real estate loan sales. At June 30, 2015, our reserve for sales recourse obligations totaled $18 million, of which $17 million related to the real estate loan sales in 2014. During the second quarter of 2015, we repurchased 13 loans, totaling $1 million, associated with the real estate loan sales in 2014. There was no repurchase activity associated with the real estate loan sales in 2014 or other prior sales of finance receivables during the three and six months ended June 30, 2014. At June 30, 2015, there were no material recourse requests that management believes will not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

The activity in our reserve for sales recourse obligations associated with the real estate loan sales during 2014 and other prior sales of finance receivables was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014

Balance at beginning of period	$24	$5	$24	$5
Recourse losses	(5)	—	(5)	—
Provision for recourse obligations, net of recoveries *	(1)	—	(1)	—
Balance at end of period	$18	$5	$18	$5

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

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

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March of 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $9 million at June 30, 2015 and $14 million at December 31, 2014. We do not believe that any additional losses related to PPI claims in excess of the amounts accrued will have a material adverse effect on our condensed consolidated financial statements as a whole.

15. Benefit Plans

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Pension

Components of net periodic benefit cost:
Interest cost	$4	$4	$8	$8
Expected return on assets	(4)	(4)	(9)	(8)
Net periodic benefit cost	$—	$—	$(1)	$—

The components of net periodic benefit cost with respect to our post retirement plan were less than $1 million for the three and six months ended June 30, 2015 and 2014 and, therefore, were not included in the table above.

16. Segment Information

Our segments coincide with how our businesses are managed. At June 30, 2015, our three segments include:

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

•
Acquisitions and Servicing — We service the SpringCastle Portfolio that was acquired by an indirect subsidiary of SHI through a joint venture in which SFC currently owns a 47% equity interest. The SpringCastle Portfolio consists of unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests) and includes both closed-end accounts and open-end lines of credit. These loans vary in form and substance from our typical branch serviced loans and are in a liquidating status.

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

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

Three Months Ended June 30, 2015

Interest income	$267	$118	$17	$3	$—	$4	$409
Interest expense	36	22	59	22	—	32	171
Provision for finance receivable losses	53	23	(5)	1	—	7	79
Net interest income (loss) after provision for finance receivable losses	178	73	(37)	(20)	—	(35)	159
Other revenues	55	—	3	4	—	(3)	59
Other expenses	151	15	9	10	—	1	186
Income (loss) before provision for (benefit from) income taxes	82	58	(43)	(26)	—	(39)	32
Income before provision for income taxes attributable to non-controlling interests	—	31	—	—	—	—	31
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$82	$27	$(43)	$(26)	$—	$(39)	$1

(dollars in millions)	Consumer and Insurance	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

Three Months Ended June 30, 2014

Interest income	$220	$136	$4	$32	$392
Interest expense	41	94	2	35	172
Provision for finance receivable losses	48	21	4	1	74
Net interest income (loss) after provision for finance receivable losses	131	21	(2)	(4)	146
Other revenues	58	(24)	2	56	92
Other expenses	126	19	6	1	152
Income (loss) before provision for (benefit from) income taxes	$63	$(22)	$(6)	$51	$86

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

At or for the Six Months Ended June 30, 2015

Interest income	$521	$243	$35	$5	$—	$7	$811
Interest expense	76	45	119	32	(5)	62	329
Provision for finance receivable losses	108	50	(3)	1	—	9	165
Net interest income (loss) after provision for finance receivable losses	337	148	(81)	(28)	5	(64)	317
Other revenues	106	5	6	6	(5)	(6)	112
Other expenses	291	31	16	15	—	2	355
Income (loss) before provision for (benefit from) income taxes	152	122	(91)	(37)	—	(72)	74
Income before provision for income taxes attributable to non-controlling interests	—	62	—	—	—	—	62
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$152	$60	$(91)	$(37)	$—	$(72)	$12

Assets *	$5,244	$1,843	$3,540	$1,729	$—	$54	$12,410

*	As a result of our early adoption of ASU 2015-03, we reclassified $32 million of debt issuance costs from other assets to long-term debt as of June 30, 2015.

(dollars in millions)	Consumer and Insurance	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

At or for the Six Months Ended June 30, 2014

Interest income	$429	$288	$9	$68	$794
Interest expense	82	204	4	64	354
Provision for finance receivable losses	93	82	5	1	181
Net interest income after provision for finance receivable losses	254	2	—	3	259
Other revenues	107	(88)	4	169	192
Other expenses	249	41	11	2	303
Income (loss) before provision for (benefit from) income taxes	$112	$(127)	$(7)	$170	$148

Assets (a) (b)	$4,375	$6,558	$1,052	$(338)	$11,647

(a)	As a result of our early adoption of ASU 2015-03, we reclassified $32 million of debt issuance costs from other assets to long-term debt as of June 30, 2014.

(b)	See Note 1 for further information on the correction of this prior period disclosure.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2015

Assets
Cash and cash equivalents	$2,477	$—	$—	$2,477	$2,477
Investment securities	—	2,269	2	2,271	2,271
Net finance receivables, less allowance for finance receivable losses	—	—	7,086	7,086	6,444
Finance receivables held for sale	—	—	197	197	193
Note receivable from parent	—	302	—	302	302
Restricted cash and cash equivalents	333	—	—	333	333
Other assets:
Commercial mortgage loans	—	—	71	71	71
Escrow advance receivable	—	—	9	9	9
Receivables from parent and affiliates	—	13	—	13	13
Receivables related to sales of real estate loans and related trust assets	—	9	—	9	18

Liabilities
Long-term debt	$—	$10,431	$—	$10,431	$9,676
Payables to parent and affiliates	—	38	—	38	38

December 31, 2014

Assets
Cash and cash equivalents	$749	$—	$—	$749	$749
Investment securities	—	2,913	9	2,922	2,922
Net finance receivables, less allowance for finance receivable losses	—	—	6,949	6,949	6,278
Finance receivables held for sale	—	—	209	209	205
Note receivable from parent	—	251	—	251	251
Restricted cash and cash equivalents	218	—	—	218	218
Other assets:
Commercial mortgage loans	—	—	78	78	85
Escrow advance receivable	—	—	8	8	8
Receivables from parent and affiliates	—	12	—	12	12
Receivables related to sales of real estate loans and related trust assets	—	67	—	67	79

Liabilities
Long-term debt	$—	$9,182	$—	$9,182	$8,356
Payables to parent and affiliates	—	48	—	48	48

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2015

Assets
Cash equivalents in mutual funds	$680	$—	$—	$680
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	50	—	50
Obligations of states, municipalities, and political subdivisions	—	87	—	87
Certificates of deposit and commercial paper	—	1	—	1
Corporate debt	—	263	—	263
RMBS	—	86	—	86
CMBS	—	43	—	43
CDO/ABS	—	48	—	48
Total	—	578	—	578
Preferred stock	—	7	—	7
Other long-term investments (a)	—	—	1	1
Total available-for-sale securities (b)	—	585	1	586
Trading securities:
Bonds:
U.S. government and government sponsored entities	—	841	—	841
Obligations of states, municipalities, and political subdivisions	—	3	—	3
Corporate debt	—	484	—	484
RMBS	—	13	—	13
CMBS	—	118	—	118
CDO/ABS	—	225	—	225
Total trading securities	—	1,684	—	1,684
Total investment securities	—	2,269	1	2,270
Restricted cash in mutual funds	312	—	—	312
Total	$992	$2,269	$1	$3,262

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2014

Assets
Cash equivalents in mutual funds	$236	$—	$—	$236
Cash equivalents in certificates of deposit and commercial paper	—	165	—	165
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	64	—	64
Obligations of states, municipalities, and political subdivisions	—	102	—	102
Certificates of deposit and commercial paper	—	1	—	1
Corporate debt	—	263	4	267
RMBS	—	73	—	73
CMBS	—	21	3	24
CDO/ABS	—	61	—	61
Total	—	585	7	592
Preferred stock	—	7	—	7
Other long-term investments (a)	—	—	1	1
Total available-for-sale securities (b)	—	592	8	600
Trading securities:
Bonds:
U.S. government and government sponsored entities	—	302	—	302
Obligations of states, municipalities, and political subdivisions	—	14	—	14
Certificates of deposit and commercial paper	—	238	—	238
Non-U.S. government and government sponsored entities	—	20	—	20
Corporate debt	—	1,056	—	1,056
RMBS	—	35	—	35
CMBS	—	149	—	149
CDO/ABS	—	507	—	507
Total trading securities	—	2,321	—	2,321
Total investment securities	—	2,913	8	2,921
Restricted cash in mutual funds	207	—	—	207
Total	$443	$3,078	$8	$3,529

(a)	Other long-term investments excludes an immaterial interest in a limited partnership that we account for using the equity method.

(b)	Common stocks not carried at fair value totaled $1 million at June 30, 2015 and December 31, 2014 and, therefore, have been excluded from the table above.

We had no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2015:

		Net gains (losses) included in:		Purchases, sales, issues, settlements *	Transfers into Level 3	Transfers out of Level 3	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended June 30, 2015

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$(4)	$—	$—	$—
Other long-term investments	1	—	—	—	—	—	1
Total	$5	$—	$—	$(4)	$—	$—	$1

*	“Purchases, sales, issues, and settlements” column consisted only of settlements.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2014:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3	Transfers out of Level 3 (b)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended June 30, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$9	$—	$—	$(4)	$—	$—	$5
CDO/ABS	1	—	—	—	—	(1)	—
Total	10	—	—	(4)	—	(1)	5
Other long-term investments	1	—	—	—	—	—	1
Total available-for-sale securities	11	—	—	(4)	—	(1)	6
Trading securities:
Bonds:
RMBS	1	—	—	—	—	(1)	—
CDO/ABS	7	—	—	—	—	(1)	6
Total trading securities	8	—	—	—	—	(2)	6
Total	$19	$—	$—	$(4)	$—	$(3)	$12

(a)	“Purchases, sales, issues, and settlements” column consisted only of settlements.

(b)	During the three months ended June 30, 2014, we transferred RMBS and CDO/ABS securities totaling $3 million out of Level 3 primarily due to greater pricing transparency.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2015:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3	Transfers out of Level 3 (b)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Six Months Ended June 30, 2015

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$(4)	$—	$—	$—
CMBS	3	—	—	—	—	(3)	—
Total	7	—	—	(4)	—	(3)	—
Other long-term investments	1	—	—	—	—	—	1
Total	$8	$—	$—	$(4)	$—	$(3)	$1

(a)	“Purchases, sales, issues, and settlements” column consisted only of settlements.

(b)	During the six months ended June 30, 2015, we transferred CMBS securities totaling $3 million out of Level 3 primarily related to the greater observability of pricing inputs.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2014:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Six Months Ended June 30, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13	$—	$—	$(8)	$—	$—	$5
CDO/ABS	1	—	—	—	—	(1)	—
Total	14	—	—	(8)	—	(1)	5
Other long-term investments	1	—	—	—	—	—	1
Total available-for-sale securities	15	—	—	(8)	—	(1)	6
Trading securities:
Bonds:
RMBS	—	—	—	—	1	(1)	—
CDO/ABS	7	—	—	—	—	(1)	6
Total trading securities	7	—	—	—	1	(2)	6
Total	$22	$—	$—	$(8)	$1	$(3)	$12

(a)	“Purchases, sales, issues, and settlements” column consisted only of settlements.

(b)	During the six months ended June 30, 2014, we transferred $1 million of RMBS securities into Level 3 primarily due to lesser pricing transparency.

(c)	During the six months ended June 30, 2014, we transferred RMBS and CDO/ABS securities totaling $3 million out of Level 3 primarily due to greater pricing transparency.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at June 30, 2015 and December 31, 2014 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2015	December 31, 2014
Corporate debt	Discounted cash flows	Yield	—	1.05% (a)
RMBS	Discounted cash flows	Spread	730 bps (a)	736 bps (a) (b)
CMBS	Discounted cash flows	Spread	—	139 bps (a) (b)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (c)	N/A (c)

(a)	At June 30, 2015 and December 31, 2014, RMBS consisted of one bond. At December 31, 2014, corporate debt and CMBS also consisted of one bond.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *
(dollars in millions)	Level 1	Level 2	Level 3	Total

June 30, 2015

Assets
Real estate owned	$—	$—	$12	$12
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$20	$20

December 31, 2014

Assets
Real estate owned	$—	$—	$19	$19
Commercial mortgage loans	—	—	11	11
Total	$—	$—	$30	$30

*	The fair value information presented in the table above is as of the date the fair value adjustment was recorded.

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Assets
Real estate owned	$1	$4	$2	$10
Commercial mortgage loans	(2)	(1)	(2)	(1)
Total	$(1)	$3	$—	$9

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three and six months ended June 30, 2015 and 2014 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value for the three and six months ended June 30, 2015 and 2014 and recorded the net impairments in investment revenues.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned and commercial mortgage loans are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third-party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment. We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2015	December 31, 2014
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

*	Not applicable.

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

The fair value of certificates of deposit and commercial paper having maturity dates greater than three months is based on the amortized cost, which is assumed to approximate fair value.

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

Commercial Mortgage Loans

Given the short remaining average life of the portfolio, the carrying amount of commercial mortgage loans approximates fair value. The carrying amount includes an estimate for credit related losses which is based on independent third-party valuations.

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

Long-term Debt

We either receive fair value measurements of our long-term debt from market participants and pricing services or we estimate the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt.

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At June 30, 2015, we had no debt carried at fair value under the fair value option.

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

Overview

Springleaf is a leading consumer finance company providing responsible loan products primarily to non-prime customers. We originate consumer loans through our network of 824 branch offices in 27 states and on a centralized basis as part of our centralized operations. We also pursue strategic acquisitions of loan portfolios. Through two insurance subsidiaries, we write credit and non-credit insurance policies covering our customers.

OUR SEGMENTS

At June 30, 2015, we had three business segments: Consumer and Insurance, Acquisitions and Servicing, and Real Estate. The Acquisitions and Servicing segment was added effective July 31, 2014, as a result of the SAC Capital Contribution on July 31, 2014.

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

OUR PRODUCTS

Our core product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At June 30, 2015, we had over 948,000 personal loans, representing $4.3 billion of net finance receivables, of which $2.3 billion, or 53%, were secured by collateral consisting of titled personal property (such as automobiles) and $2.0 billion, or 47%, were secured by consumer household goods or other items of personal property or were unsecured.

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

•
SpringCastle Portfolio — We service the SpringCastle Portfolio that was acquired by an indirect subsidiary of SHI through a joint venture in which SFC currently owns a 47% equity interest. These loans include unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. At June 30, 2015, the SpringCastle Portfolio included over 253,000 of acquired loans, representing $1.8 billion in net finance receivables.

Our non-core and non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.3 billion real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. We continue to service the liquidating real estate loans and support any advances on open-end accounts. At June 30, 2015, we had $573 million of real estate loans held for investment, of which $215 million, or 38%, were secured by first mortgages and $358 million, or 62%, were secured by second mortgages. Real estate loans held for sale totaled $193 million at June 30, 2015, all of which were secured by first mortgages.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

SECOND QUARTER HIGHLIGHTS

•	Net finance receivables — Consumer and Insurance reached $4.2 billion at June 30, 2015 compared to $3.4 billion at June 30, 2014.

•
Origination volume — Consumer and Insurance totaled $1.2 billion for the second quarter of 2015 (including $272 million of direct auto loan originations) compared to $939 million for the second quarter of 2014.

•	Pretax core earnings (a non-GAAP measure) was $109 million for the second quarter of 2015 compared to $63 million for the second quarter of 2014.

Our segments are reported on a historical accounting basis, which is a basis of accounting other than U.S. GAAP. See “Results of Operations” for a reconciliation of our pretax earnings on a push-down accounting basis to a historical accounting basis and “Segment Results” for a reconciliation of our pretax earnings on a historical accounting basis to pretax core earnings.

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

SHI’S EQUITY OFFERING

On May 4, 2015, SHI completed an offering of 27,864,525 shares of its common stock, consisting of 19,417,476 shares of common stock offered by SHI and 8,447,049 shares of common stock offered by the Initial Stockholder. As a result of the completion of this offering, the Initial Stockholder owned approximately 58% of SHI common stock at June 30, 2015, and the economic interests of Fortress and AIG reduced to approximately 55% and 3%, respectively.

SHI’s net proceeds from this sale were approximately $976 million, after deducting the underwriting discounts and commissions and additional offering-related expenses totaling $24 million. SHI intends to use the net proceeds of the offering, together with cash on hand, the proceeds from the sale of investment securities, and other funding options, to fund the Proposed Acquisition and/or for general corporate purposes, which may include debt repurchases and repayments, capital expenditures and other possible acquisitions.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the equity offering.

SECURITIZATIONS

During the first half of 2015, we completed five securitizations, including two consumer loan securitizations, two auto loan conduit securitizations, and one personal loan conduit securitization. We also sold certain SpringCastle 2014-A Notes that were previously retained, extended the revolving periods on two existing conduits, and amended an existing conduit to remove the minimum balance requirement and reduce the maximum principal balance. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further information on these securitizations.

Subsequently, on July 15, 2015, we drew $100 million under the variable funding notes issued by Whitford Brook 2014-VFN1 Trust, an existing conduit.

CUSTOMER REWARDS PROGRAM

During the second quarter of 2015, Springleaf launched Springleaf Rewards, a unique digital loyalty program that rewards customers for a range of activities, such as consistently paying their bills on-time, interacting with the brand on social media and more. Unlike traditional rewards programs, Springleaf Rewards allows members to accrue points for doing things that help them establish and build their credit, for example taking credit education tutorials on line, monitoring their credit score, and paying on time. Springleaf Rewards members can choose how and when to redeem their points. Points can be exchanged for a variety of gift cards for nationwide retailers, restaurants and other merchants.

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

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income:
Finance charges	$404	$389	$802	$787
Finance receivables held for sale originated as held for investment	5	3	9	7
Total interest income	409	392	811	794

Interest expense	171	172	329	354

Net interest income	238	220	482	440

Provision for finance receivable losses	79	74	165	181

Net interest income after provision for finance receivable losses	159	146	317	259

Other revenues:
Insurance	40	43	76	81
Investment	15	10	32	20
Net loss on repurchases and repayments of debt	—	—	—	(7)
Net gain on sales of real estate loans and related trust assets	—	35	—	90
Other	4	4	4	8
Total other revenues	59	92	112	192

Other expenses:
Operating expenses:
Salaries and benefits	98	82	178	164
Other operating expenses	68	51	141	102
Insurance losses and loss adjustment expenses	20	19	36	37
Total other expenses	186	152	355	303

Income before provision for (benefit from) income taxes	32	86	74	148

Provision for (benefit from) income taxes	(1)	33	7	57

Net income	33	53	67	91

Net income attributable to non-controlling interests	31	—	62	—

Net income attributable to Springleaf Finance Corporation	$2	$53	$5	$91

Comparison of Consolidated Results for Three Months Ended June 30, 2015 and 2014

Finance charges increased for the three months ended June 30, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Three Months Ended June 30

Decrease in average net receivables	$(174)
Increase in yield	71
SpringCastle finance charges in 2015	118
Total	$15

Average net receivables decreased for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by higher personal loan average net receivables resulting from our continued focus on personal loan originations though our branch network and centralized operations and the launch of our auto loan product in June of 2014.

Yield increased for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to a higher proportion of personal loans, which have higher yields, as a result of the real estate loan sales during 2014.

SpringCastle finance charges for the three months ended June 30, 2015 resulted from the SAC Capital Contribution on July 31, 2014.

Interest expense decreased for the three months ended June 30, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Three Months Ended June 30

Decrease in average debt	$(38)
Increase in weighted average interest rate	10
SpringCastle interest expense in 2015	27
Total	$(1)

Average debt decreased for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to debt repurchases and repayments of $3.3 billion during the past twelve months and the elimination of $3.4 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt. These decreases were partially offset by debt issuances pursuant to our consumer securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt increased for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates. This increase was partially offset by the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt.

SpringCastle interest expense for the three months ended June 30, 2015 reflected the interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio.

Provision for finance receivable losses increased $5 million for the three months ended June 30, 2015 when compared to the same period in 2014. This increase was primarily due to the net charge-offs on the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014 and higher net charge-offs on our personal loans primarily due to growth in our personal loans during the past twelve months and a higher personal loan delinquency ratio at June 30, 2015. This increase was partially offset by reductions in net charge-offs and the allowance requirements on our real estate loans as a result of the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014.

Insurance revenues decreased $3 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

Investment revenues increased $5 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to realized gains on available-for-sale securities resulting from the sales of certain investment securities during the second quarter of 2015.

Net gain on sales of real estate loans and related trust assets of $35 million for the three months ended June 30, 2014 reflected the reversal of the remaining unaccreted push-down accounting basis for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

Salaries and benefits increased $16 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 relating to the rights of certain executives to a portion of the cash proceeds from the sale of SHI’s common stock by the Initial Stockholder. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the equity offering.

Other operating expenses increased $17 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to servicing expenses for the SpringCastle Portfolio as a result of the SAC Capital Contribution on July 31, 2014. This increase also reflected higher advertising expenses primarily due to an increase in direct mailings to pre-approved customers, our increased focus on e-commerce and social media marketing, and our marketing efforts on our auto loan product during 2015. The increase in other operating expenses was partially offset by a $5 million reduction in reserves related to estimated PPI claims. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information on the loss contingencies related to PPI claims.

Benefit from income taxes totaled $1 million for the three months ended June 30, 2015 compared to provision for income taxes of $33 million for the same period in 2014. The effective tax rate for the three months ended June 30, 2015 was (3.0)% compared to 38.1% for the same period in 2014. The effective tax rate for the three months ended June 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture. The effective tax rate for the three months ended June 30, 2014 differed from the federal statutory rate primarily due to the effect of our state income taxes.

Comparison of Consolidated Results for Six Months Ended June 30, 2015 and 2014

Finance charges increased for the six months ended June 30, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Six Months Ended June 30

Decrease in average net receivables	$(174)
Increase in yield	71
SpringCastle finance charges in 2015	118
Total	$15

Average net receivables decreased for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by higher personal loan average net receivables resulting from our continued focus on personal loan originations through our branch network and centralized operations and the launch of our auto loan product in June of 2014.

Yield increased for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to a higher proportion of personal loans, which have higher yields, as a result of the real estate loan sales during 2014.

SpringCastle finance charges for the six months ended June 30, 2015 resulted from the SAC Capital Contribution on July 31, 2014.

Interest expense decreased for the six months ended June 30, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Six Months Ended June 30

Decrease in average debt	$(103)
Increase in weighted average interest rate	33
SpringCastle interest expense in 2015	45
Total	$(25)

Average debt decreased for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to debt repurchases and repayments of $3.3 billion during the past twelve months and the elimination of $3.4 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt. These decreases were partially offset by net debt issuances pursuant to our consumer securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt increased for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates. This increase was partially offset by the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt.

SpringCastle interest expense for the six months ended June 30, 2015 reflected the interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio.

Provision for finance receivable losses decreased $16 million for the six months ended June 30, 2015 when compared to the same period in 2014. This decrease was primarily due to reductions in the allowance requirements and net charge-offs on our real estate loans as a result of the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by the net charge-offs on the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014 and higher net charge-offs on our personal loans primarily due to growth in our personal loans during the past twelve months and a higher personal loan delinquency ratio at June 30, 2015.

Insurance revenues decreased $5 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

Investment revenues increased $12 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to realized gains on available-for-sale securities resulting from the sales of certain investment securities during the first half of 2015.

Net loss on repurchases and repayments of debt of $7 million for the six months ended June 30, 2014, reflected repurchases of debt at net amounts greater than carrying value.

Net gain on sales of real estate loans and related trust assets of $90 million for the six months ended June 30, 2014, reflected the reversal of the remaining unaccreted push-down accounting basis for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

Other revenues — other decreased $4 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to net charge-offs recognized on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the first half of 2015. This decrease was partially offset by higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the first half of 2015 to fund the operations of its subsidiaries.

Salaries and benefits increased $14 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 relating to the rights of certain executives to a portion of the cash proceeds from the sale of SHI’s common stock by the Initial Stockholder. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the equity offering.

Other operating expenses increased $39 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to servicing expenses for the SpringCastle Portfolio as a result of the SAC Capital Contribution on July 31, 2014. This increase also reflected higher advertising expenses primarily due to an increase in direct mailings to pre-approved customers, our increased focus on e-commerce and social media marketing, and our marketing efforts on our auto loan product during 2015. The increase in other operating expenses was partially offset by a $5 million reduction in reserves related to estimated PPI claims and lower subservicing fees on our real estate loans as a result of the real estate loan sales during 2014. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information on the loss contingencies related to PPI claims.

Provision for income taxes decreased $50 million for the six months ended June 30, 2015 when compared to the same period in 2014 reflecting lower pretax income in the 2015 period primarily due to the net gain on sales of real estate loans recorded in the first half of 2014 and a decrease in our effective tax rate for the 2015 period. The effective tax rate for the six months ended June 30, 2015 was 9.8% compared to 38.3% for the same period in 2014. The effective tax rate for the six months ended June 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture. The effective tax rate for the six months ended June 30, 2014 differed from the federal statutory rate primarily due to the effect of our state income taxes.

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

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Income before provision for income taxes - push-down accounting basis	$32	$86	$74	$148
Interest income adjustments (a)	(4)	(32)	(7)	(68)
Interest expense adjustments (b)	32	35	62	64
Provision for finance receivable losses adjustments (c)	7	1	9	1
Repurchases and repayments of long-term debt adjustments (d)	—	—	—	(4)
Fair value adjustments on debt (e)	—	—	—	8
Sales of finance receivables held for sale originated as held for investment adjustments (f)	—	(58)	—	(175)
Amortization of other intangible assets (g)	1	2	2	3
Other (h)	3	1	6	1
Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$71	$35	$146	$(22)

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

Components of interest income adjustments consisted of:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Accretion of net discount applied to non-credit impaired net finance receivables	$(3)	$(24)	$(6)	$(50)
Purchased credit impaired finance receivables finance charges	(1)	(11)	(1)	(24)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	—	3	—	6
Total	$(4)	$(32)	$(7)	$(68)

(b)
Interest expense adjustments consist of: (1) the accretion of the net discount applied to long-term debt to revalue the debt securities to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related debt securities; and (2) the elimination of the accretion or amortization of historical discounts, premiums, commissions, and fees.

Components of interest expense adjustments were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Accretion of net discount applied to long-term debt	$34	$37	$64	$74
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(2)	(2)	(2)	(10)
Total	$32	$35	$62	$64

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

Components of provision for finance receivable losses adjustments were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Allowance for finance receivable losses adjustments	$7	$13	$11	$22
Net charge-offs	—	(12)	(2)	(21)
Total	$7	$1	$9	$1

(d)	Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

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

At June 30, 2015, the remaining unaccreted push-down accounting basis totaled $10 million for net finance receivables, less allowance for finance receivable losses, and $493 million for long-term debt.

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

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis), and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income	$385	$220	$764	$429

Interest expense	58	41	121	82

Net interest income	327	179	643	347

Provision for finance receivable losses	76	48	158	93

Net interest income after provision for finance receivable losses	251	131	485	254

Other revenues:
Insurance	40	43	76	81
Investment	13	12	31	22
Net loss on repurchases and repayments of debt	—	—	—	(1)
Other	2	3	4	5
Total other revenues	55	58	111	107

Other expenses:
Operating expenses:
Salaries and benefits	78	70	154	140
Other operating expenses	68	37	132	72
Insurance loss and loss adjustment expenses	20	19	36	37
Total other expenses	166	126	322	249

Pretax operating income	140	63	274	112

Pretax operating income attributable to non-controlling interests	31	—	62	—

Pretax operating income attributable to Springleaf Finance Corporation	$109	$63	$212	$112

Selected financial statistics for Consumer and Insurance (which are reported on a historical accounting basis) and Acquisitions and Servicing were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six months ended June 30,
	2015	2014	2015	2014

Consumer and Insurance

Net finance receivables			$4,234	$3,352
Number of accounts			944,792	857,884

TDR finance receivables			$27	$16
Allowance for finance receivable losses - TDR			$7	$1
Provision for finance receivable losses - TDR	$6	$—	$10	$—

Average net receivables	$4,043	$3,249	$3,921	$3,187
Yield	26.52%	27.04%	26.71%	27.00%

Gross charge-off ratio	5.81%	5.78%	6.10%	5.67%
Recovery ratio	(0.98)%	(0.68)%	(0.88)%	(0.62)%
Charge-off ratio	4.83%	5.10%	5.22%	5.05%
Delinquency ratio			2.38%	2.28%

Origination volume	$1,171	$939	$2,031	$1,656
Number of accounts	218,743	208,791	374,266	368,625

Acquisitions and Servicing

Net finance receivables			$1,764	$—
Number of accounts			253,351	—

TDR finance receivables			$12	$—
Allowance for finance receivable losses - TDR			$3	$—
Provision for finance receivable losses - TDR	$—	$—	$1	$—

Average net receivables	$1,816	$—	$1,870	$—
Yield	26.13%	—%	26.23%	—%

Net charge-off ratio	5.07%	—%	5.25%	—%
Delinquency ratio			3.75%	—%

Comparison of Pretax Operating Results for Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
(dollars in millions)	2015	2014

Interest income:
Finance charges - Consumer and Insurance	$267	$220
Finance charges - Acquisitions and Servicing	118	—
Total	$385	$220

Finance charges — Consumer and Insurance increased $47 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to increases in average net receivables, partially offset by a decrease in yield. Average net receivables increased for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to increased originations on personal loans resulting from our continued focus on personal loans, including the launch of our auto loan product in June of 2014. At June 30, 2015, we had over 52,000 auto loans totaling $630 million. Yield decreased for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to the launch of our auto loan product in June of 2014, which generally has lower yields.

Finance charges — Acquisitions and Servicing for the three months of June 30, 2015 reflected finance charges on the SpringCastle Portfolio.

(dollars in millions)	Three Months Ended June 30,
	2015	2014

Interest expense - Consumer and Insurance	$36	$41
Interest expense - Acquisitions and Servicing	22	—
Total	$58	$41

Interest expense — Consumer and Insurance decreased $5 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to a reduction in the utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates. This decrease was partially offset by additional funding required to support increased originations of personal loans.

Interest expense — Acquisitions and Servicing for the three months ended June 30, 2015 reflected interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio.

(dollars in millions)	Three Months Ended June 30,
	2015	2014

Provision for finance receivable losses - Consumer and Insurance	$53	$48
Provision for finance receivable losses - Acquisitions and Servicing	23	—
Total	$76	$48

Provision for finance receivable losses — Consumer and Insurance increased $5 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to higher net charge-offs on our personal loans during the 2015 period primarily due to growth in our personal loans during the past twelve months and a higher personal loan delinquency ratio at June 30, 2015.

Insurance revenues decreased $3 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

(dollars in millions)	Three Months Ended June 30,
	2015	2014

Salaries and benefits - Consumer and Insurance	$78	$70
Salaries and benefits - Acquisitions and Servicing	—	—
Total	$78	$70

Salaries and benefits — Consumer and Insurance increased $8 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to increased originations of personal loans and increased staffing in our centralized operations. This increase also reflected the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

(dollars in millions)	Three Months Ended June 30,
	2015	2014

Other operating expenses - Consumer and Insurance	$53	$37
Other operating expenses - Acquisitions and Servicing	15	—
Total	$68	$37

Other operating expenses — Consumer and Insurance increased $16 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to higher advertising expenses, professional fees, occupancy costs, information technology expenses, and credit, collection and losses. This increase also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

Comparison of Pretax Operating Results for Six Months Ended June 30, 2015 and 2014

(dollars in millions)	Six Months Ended June 30,
	2015	2014

Interest income:
Finance charges - Consumer and Insurance	$521	$429
Finance charges - Acquisitions and Servicing	243	—
Total	$764	$429

Finance charges — Consumer and Insurance increased $92 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to increases in average net receivables, partially offset by a decrease in yield. Average net receivables increased for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to increased originations on personal loans resulting from our continued focus on personal loans, including the launch of our auto loan product in June of 2014. At June 30, 2015, we had over 52,000 auto loans totaling $630 million. Yield decreased for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to the launch of our auto loan product in June of 2014, which generally has lower yields.

Finance charges — Acquisitions and Servicing for the six months ended June 30, 2015 reflected finance charges on the SpringCastle Portfolio.

(dollars in millions)	Six Months Ended June 30,
	2015	2014

Interest expense - Consumer and Insurance	$76	$82
Interest expense - Acquisitions and Servicing	45	—
Total	$121	$82

Interest expense — Consumer and Insurance decreased $6 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to a reduction in the utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates. This decrease was partially offset by additional funding required to support increased originations of personal loans.

Interest expense — Acquisitions and Servicing for the six months ended June 30, 2015 reflected interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio.

(dollars in millions)	Six Months Ended June 30,
	2015	2014

Provision for finance receivable losses - Consumer and Insurance	$108	$93
Provision for finance receivable losses - Acquisitions and Servicing	50	—
Total	$158	$93

Provision for finance receivable losses — Consumer and Insurance increased $15 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to higher net charge-offs on our personal loans during the 2015 period primarily due to growth in our personal loans during the past twelve months and a higher personal loan delinquency ratio at June 30, 2015.

Insurance revenues decreased $5 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

Investment revenues increased $9 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to realized gains on available-for-sale securities resulting from the sales of certain investment securities during the first half of 2015.

(dollars in millions)	Six Months Ended June 30,
	2015	2014

Salaries and benefits - Consumer and Insurance	$154	$140
Salaries and benefits - Acquisitions and Servicing	—	—
Total	$154	$140
Salaries and benefits — Consumer and Insurance increased $14 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to increased originations of personal loans and increased staffing in our centralized operations. This increase also reflected the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

(dollars in millions)	Six Months Ended June 30,
	2015	2014

Other operating expenses - Consumer and Insurance	$101	$72
Other operating expenses - Acquisitions and Servicing	31	—
Total	$132	$72

Other operating expenses — Consumer and Insurance increased $29 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to higher advertising expenses, professional fees, credit, collection and losses, occupancy costs, and information technology expenses. This increase also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Historical Accounting Basis to Pretax Core Earnings

Pretax core earnings is a key performance measure used by management in evaluating the performance of our Core Consumer Operations. Pretax core earnings represents our income (loss) before provision for (benefit from) income taxes on a historical accounting basis and excludes results of operations from our non-core portfolio (Real Estate) and other non-originating legacy operations, gains (losses) resulting from accelerated long-term debt repayment and repurchases of long-term debt related to Core Consumer Operations (attributable to SFC), and results of operations attributable to non-controlling interests. Pretax core earnings provides us with a key measure of our Core Consumer Operations’ performance as it assists us in comparing its performance on a consistent basis. Management believes pretax core earnings is useful in assessing the profitability of our core business and uses pretax core earnings in evaluating our operating performance. Pretax core earnings is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow, and other measures of financial performance prepared in accordance with U.S. GAAP.

The following is a reconciliation of income (loss) before provision for (benefit from) income taxes on a historical accounting basis to pretax core earnings:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Income (loss) before provision for (benefit from) income taxes - historical accounting basis *	$71	$35	$146	$(22)
Adjustments:
Pretax operating loss - Non-Core Portfolio Operations	43	22	91	127
Pretax operating loss - Other/non-originating legacy operations	26	6	37	7
Net loss from accelerated repayment/repurchase of debt - Core Consumer Operations (attributable to SFC)	—	—	—	1
Pretax operating income attributable to non-controlling interests	(31)	—	(62)	—
Pretax core earnings	$109	$63	$212	$113

*	See reconciliation of income before provision for income taxes on a push-down accounting basis to a historical accounting basis, which is presented prior to “Segment Results”.

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income:
Finance charges	$14	$133	$29	$281
Finance receivables held for sale originated as held for investment	3	3	6	7
Total interest income	17	136	35	288

Interest expense	59	94	119	204

Net interest income (loss)	(42)	42	(84)	84

Provision for finance receivable losses	(5)	21	(3)	82

Net interest income (loss) after provision for finance receivable losses	(37)	21	(81)	2

Other revenues:
Investment	3	—	8	—
Net loss on repurchases and repayments of debt	—	—	—	(10)
Net gain on fair value adjustments on debt	—	—	—	8
Net loss on sales of real estate loans and related trust assets *	—	(23)	—	(85)
Other	—	(1)	(2)	(1)
Total other revenues	3	(24)	6	(88)

Other expenses:
Operating expenses:
Salaries and benefits	3	8	6	17
Other operating expenses	6	11	10	24
Total other expenses	9	19	16	41

Pretax operating loss	$(43)	$(22)	$(91)	$(127)

*
We have combined the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2015	2014	2015	2014

Real estate

Finance receivables held for investment:
Net finance receivables			$619	$7,196
Number of accounts			20,121	103,595

TDR finance receivables			$160	$2,949
Allowance for finance receivable losses - TDR			$53	$704
Provision for finance receivable losses - TDR	$1	$21	$2	$66

Average net receivables	$632	$7,753	$646	$8,334
Yield	8.96%	6.85%	9.10%	6.80%

Loss ratio *	3.79%	1.96%	4.23%	1.79%
Delinquency ratio			6.34%	8.88%

Finance receivables held for sale:
Net finance receivables			$191	$—
Number of accounts			3,368	—

TDR finance receivables			$190	$—

*
The loss ratio for the six months ended June 30, 2014 reflects $2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March of 2014. Excluding these recoveries, our Real Estate loss ratio would have been 1.85% for the six months ended June 30, 2014.

Comparison of Pretax Operating Results for Three Months Ended June 30, 2015 and 2014

Finance charges decreased $119 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to decreases in average net receivables, partially offset by an increase in yield. Average net receivables decreased for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. The increase in yield for the three months ended June 30, 2015 reflected a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields. The increase in yield also reflected a higher proportion of non-modified real estate loans during the 2015 period, which generally have higher rates than TDR finance receivables.

Interest expense decreased $35 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to the sales of the Company’s beneficial interests in the mortgage-backed retained certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt. The decrease in interest expense was partially offset by higher interest expense on unsecured debt, which was allocated based on a higher cash balance resulting from the proceeds from the real estate sales in 2014.

Provision for finance receivable losses decreased $26 million for the three months ended June 30, 2015 when compared to the same period in 2014. The decrease in provision for finance receivable losses reflected reductions in net charge-offs and the allowance requirements on our real estate loans recorded for the three months ended June 30, 2015, as a result of the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease also reflected a lower real estate loan delinquency ratio at June 30, 2015.

Net loss on sales of real estate loans and related trust assets of $23 million for the three months ended June 30, 2014 primarily reflected the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans.

Salaries and benefits decreased $5 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

Other operating expenses decreased $5 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to lower professional services expenses and credit, collection and losses resulting from the sales of real estate loans during 2014. This decrease also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

Comparison of Pretax Operating Results for Six Months Ended June 30, 2015 and 2014

Finance charges decreased $252 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to decreases in average net receivables, partially offset by an increase in yield. Average net receivables decreased for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. The increase in yield for the six months ended June 30, 2015 reflected a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields. The increase in yield also reflected a higher proportion of non-modified real estate loans during the 2015 period, which generally have higher rates than TDR finance receivables.

Interest expense decreased $85 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to the sales of the Company’s beneficial interests in the mortgage-backed retained certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt. The decrease in interest expense was partially offset by higher interest expense on unsecured debt, which was allocated based on a higher cash balance resulting from the proceeds from the real estate sales in 2014.

Provision for finance receivable losses decreased $85 million for the six months ended June 30, 2015 when compared to the same period in 2014. The decrease in provision for finance receivable losses reflected reductions in net charge-offs and the allowance requirements on our real estate loans recorded for the six months ended June 30, 2015, as a result of the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease also reflected a lower real estate loan delinquency ratio at June 30, 2015.

Investment revenues of $8 million for the six months ended June 30, 2015 reflected realized gains on available-for-sale securities resulting from the sales of certain investment securities during the first half of 2015.

Net loss on repurchases and repayments of debt of $10 million for the six months ended June 30, 2014, reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt of $8 million for the six months ended June 30, 2014, reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components were marked-to-market on a recurring basis and were no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net loss on sales of real estate loans and related trust assets of $85 million for the six months ended June 30, 2014, primarily reflected the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans.

Salaries and benefits decreased $11 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

Other operating expenses decreased $14 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to lower credit, collection and losses and professional services expenses resulting from the sales of real estate loans during 2014. This decrease also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

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

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income	$3	$4	$5	$9

Interest expense	22	2	32	4

Net interest income (loss)	(19)	2	(27)	5

Provision for finance receivable losses	1	4	1	5

Net interest loss after provision for finance receivable losses	(20)	(2)	(28)	—

Other revenues:
Other	4	2	6	4
Total other revenues	4	2	6	4

Other expenses:
Operating expenses:
Salaries and benefits	17	4	18	7
Other operating expenses	(7)	2	(3)	4
Total other expenses	10	6	15	11

Pretax operating loss	$(26)	$(6)	$(37)	$(7)

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	June 30,
	2015	2014

Net finance receivables:
Personal loans	$22	$40
Real estate loans	—	7
Retail sales finance	34	71
Total	$56	$118

Comparison of Pretax Operating Results for Three and Six Months Ended June 30, 2015 and 2014

Interest expense increased $20 million and $28 million, respectively, for the three and six months ended June 30, 2015 when compared to the same periods in 2014 primarily due to higher interest expense on unsecured debt, which was allocated based on a higher cash balance resulting from the proceeds from the real estate sales in 2014.

Salaries and benefits increased $13 million and $11 million, respectively, for the three and six months ended June 30, 2015 when compared to the same periods in 2014. In connection with the sale of our common stock by the Initial Stockholder, we recorded non-cash incentive compensation expense of $15 million in the second quarter of 2015 relating to the rights of certain executives to a portion of the cash proceeds received by the Initial Stockholder. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information regarding SHI’s equity offering.

Other operating expenses for the three and six months ended June 30, 2015 reflected a $5 million reduction in reserves related to estimated PPI claims. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information on the loss contingencies related to PPI claims.

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

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2015

Net finance receivables:
60-89 days past due	$37	$22	$9	$1	$69
90-119 days past due	27	14	4	—	45
120-149 days past due	21	10	3	—	34
150-179 days past due	19	11	3	—	33
180 days or more past due	2	1	12	—	15
Total delinquent finance receivables	106	58	31	1	196
Current	4,080	1,662	528	31	6,301
30-59 days past due	66	44	14	1	125
Total	$4,252	$1,764	$573	$33	$6,622

December 31, 2014

Net finance receivables:
60-89 days past due	$36	$31	$12	$1	$80
90-119 days past due	30	19	9	—	58
120-149 days past due	24	16	5	1	46
150-179 days past due	21	14	4	—	39
180 days or more past due	2	2	12	—	16
Total delinquent finance receivables	113	82	42	2	239
Current	3,632	1,839	565	45	6,081
30-59 days past due	55	58	18	1	132
Total	$3,800	$1,979	$625	$48	$6,452

TROUBLED DEBT RESTRUCTURING

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

June 30, 2015

TDR net finance receivables *	$27	$12	$198	$237
Allowance for TDR finance receivable losses	$7	$3	$31	$41
Number of TDR accounts *	9,630	1,473	3,453	14,556

December 31, 2014

TDR net finance receivables *	$22	$10	$196	$228
Allowance for TDR finance receivable losses	$1	$3	$32	$36
Number of TDR accounts *	8,069	1,159	3,463	12,691

*	Includes 1,284 TDR real estate loan accounts totaling $91 million that were held for sale at June 30, 2015 and December 31, 2014.

Liquidity and Capital Resources

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, securitization debt, and unsecured debt. In the future, we plan to finance our operating liquidity and capital needs through a combination of cash flows from operations, securitization debt, unsecured debt, and other corporate debt facilities.

As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $72 million as of June 30, 2015.

At June 30, 2015, we had $2.5 billion of cash and cash equivalents, and during the six months ended June 30, 2015, SFC generated net income of $5 million. Our net cash inflow from operating and investing activities totaled $529 million for the six months ended June 30, 2015. At June 30, 2015, our remaining scheduled principal and interest payments for 2015 on our existing debt (excluding securitizations) totaled $0.9 billion. As of June 30, 2015, we had $1.2 billion UPB of unencumbered personal loans and $619 million UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

LIQUIDITY

Operating Activities

Net cash provided by operations increased $15 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to higher net interest income.

Investing Activities

Net cash provided by investing activities decreased $816 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to the sales of finance receivables held for sale originated as held for investment during 2014.

Financing Activities

Net cash provided by financing activities of $1.2 billion for the six months ended June 30, 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations. Net cash used by finance activities of $864 million for the six months ended June 30, 2014 was primarily due to the repayments of the secured term loan and the 2013-BAC trust notes in late March of 2014.

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

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may annually pay as dividends without prior notice to the Indiana Department of Insurance (the “DOI”). The maximum amount of dividends (referred to as “ordinary dividends”) that can be paid without prior DOI approval in any 12 month period (measured retrospectively from the date of last payment) is the greater of: (1) 10% of policyholders’ surplus as of the prior year-end; or (2) the net gain from operations as of the prior year-end. Any greater amount must be approved by the DOI prior to its payment. These approved dividends are called “extraordinary dividends”. Merit and Yosemite each paid $50 million of extraordinary dividends to SFC during the second quarter of 2015.

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

As of June 30, 2015, we were in compliance with all of the covenants under our debt agreements. Additionally, SHI guarantees the payments of principal, premium (if any) and interest on certain senior notes and the junior subordinated debt of SFC. See Note 10 of the Notes to Condensed Financial Statements for further information on these guaranty agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued $350 million aggregate principal amount of 60-year junior subordinated debenture (the “debenture”) under an indenture dated January 22, 2007 (the “Junior Subordinated Indenture”), by and between SFC and Deutsche Bank Trust Company, as trustee. The debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the debenture at par beginning in January of 2017.

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

Based upon SFC’s financial results for the twelve months ended March 31, 2015, a mandatory trigger event did not occur with respect to the payment due in July of 2015 as we were in compliance with both required ratios discussed above.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of June 30, 2015, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations
SLFMT 2013-A	$568	$663	$362	$455	2.85%	Personal loans	2 years
SLFMT 2013-B	370	442	370	442	3.99%	Personal loans	3 years
SLFMT 2014-A	559	644	559	644	2.55%	Personal loans	2 years
SLFMT 2015-A	1,163	1,250	1,162	1,250	3.47%	Personal loans	3 years
SLFMT 2015-B	314	335	314	336	3.78%	Personal loans	5 years

Total consumer securitizations	2,974	3,334	2,767	3,127

SpringCastle Securitization
SCFT 2014-A	2,559	2,737	2,152	2,330	3.91%	Personal and junior mortgage loans	N/A (c)

Total secured structured financings	$5,533	$6,071	$4,919	$5,457

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

(c)	Not applicable.

In addition to the structured financings included in the table above, we have access to seven conduit facilities with a total borrowing capacity of $2.2 billion, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2015, no amounts were drawn under these facilities. Subsequently, on July 15, 2015, we drew $100 million under the variable funding notes issued by Whitford Brook 2014-VFN1 Trust, an existing conduit.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted average interest rate	5.41%	5.25%	5.44%	5.37%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2015 or December 31, 2014, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of June 30, 2015, we had no repurchase activity related to these sales.

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

There have been no significant changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2015.

Recent Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts, seasonality of demand, and increased traffic in branches after the winter months. Demand for our personal loans is usually lower in January and February after the holiday season and as a result of tax refunds. Delinquencies on our personal loans are generally lowest in the first quarter and tend to rise throughout the remainder of the year. The seasonal trends in personal loan volume and delinquencies contribute to fluctuations in our operating results and cash needs throughout the year.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting as of December 31, 2014, described in our 2014 Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	August 6, 2015	By	/s/ Minchung (Macrina) Kgil
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

101 *
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