Form 10-Q
period 2015-09-30
SPRINGLEAF FINANCE CORP
filed 2015-11-09
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At November 2, 2015, there were 10,160,020 shares of the registrant’s common stock, $0.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except par value amount)	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$2,756	$749
Investment securities	1,742	2,922
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $2.1 billion in 2015 and $1.9 billion in 2014)	3,990	3,800
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.7 billion in 2015 and $2.0 billion in 2014)	1,667	1,979
Real estate loans	547	625
Retail sales finance	27	48
Net finance receivables	6,231	6,452
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $131 million in 2015 and $72 million in 2014)	(191)	(174)
Net finance receivables, less allowance for finance receivable losses	6,040	6,278
Finance receivables held for sale (includes finance receivables held for sale of consolidated VIEs of $484 million in 2015)	797	205
Note receivable from parent	322	251
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $256 million in 2015 and $210 million in 2014)	270	218
Other assets	455	474

Total assets	$12,382	$11,097

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $4.8 billion in 2015 and $3.6 billion in 2014)	$9,555	$8,356
Insurance claims and policyholder liabilities	467	446
Deferred and accrued taxes	146	159
Other liabilities	287	255
Total liabilities	10,455	9,216
Commitments and contingent liabilities (Note 14)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,020 shares issued and outstanding at September 30, 2015 and December 31, 2014	5	5
Additional paid-in capital	756	740
Accumulated other comprehensive income (loss)	(11)	3
Retained earnings	1,331	1,321
Springleaf Finance Corporation shareholder’s equity	2,081	2,069
Non-controlling interests	(154)	(188)
Total shareholder’s equity	1,927	1,881

Total liabilities and shareholder’s equity	$12,382	$11,097

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income:
Finance charges	$419	$385	$1,221	$1,172
Finance receivables held for sale originated as held for investment	4	47	13	54
Total interest income	423	432	1,234	1,226

Interest expense	171	172	500	526

Net interest income	252	260	734	700

Provision for finance receivable losses	82	93	247	274

Net interest income after provision for finance receivable losses	170	167	487	426

Other revenues:
Insurance	40	44	116	125
Investment	11	12	43	32
Net loss on repurchases and repayments of debt	—	—	—	(7)
Net gain on fair value adjustments on debt	—	1	—	1
Net gain on sales of real estate loans and related trust assets	—	617	—	707
Other	4	(11)	8	(3)
Total other revenues	55	663	167	855

Other expenses:
Operating expenses:
Salaries and benefits	86	85	264	249
Other operating expenses	79	77	220	179
Insurance losses and loss adjustment expenses	17	20	53	57
Total other expenses	182	182	537	485

Income before provision for income taxes	43	648	117	796

Provision for income taxes	7	219	14	276

Net income	36	429	103	520

Net income attributable to non-controlling interests	31	23	93	23

Net income attributable to Springleaf Finance Corporation	$5	$406	$10	$497

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$36	$429	$103	$520

Other comprehensive income (loss):
Net unrealized gains (losses) on non-credit impaired investment securities	(3)	(4)	(8)	15
Income tax effect:
Net unrealized (gains) losses on non-credit impaired investment securities	1	2	3	(5)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(2)	(2)	(5)	10
Reclassification adjustments included in net income:
Net realized gains on investment securities	(4)	(3)	(14)	(6)
Income tax effect:
Net realized gains on investment securities	2	1	5	2
Reclassification adjustments included in net income, net of tax	(2)	(2)	(9)	(4)
Other comprehensive income (loss), net of tax	(4)	(4)	(14)	6

Comprehensive income	32	425	89	526

Comprehensive income attributable to non-controlling interests	31	23	93	23

Comprehensive income (loss) attributable to Springleaf Finance Corporation	$1	$402	$(4)	$503

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2015	$5	$740	$3	$1,321	$2,069	$(188)	$1,881
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(59)	(59)
Change in net unrealized losses:
Available-for-sale securities	—	—	(14)	—	(14)	—	(14)
Net income	—	—	—	10	10	93	103
Balance, September 30, 2015	$5	$756	$(11)	$1,331	$2,081	$(154)	$1,927

Balance, January 1, 2014	$5	$422	$28	$873	$1,328	$—	$1,328
Capital contributions from parent	—	22	—	—	22	—	22
Capital contribution of capital stock of Springleaf Acquisitions Corporation	—	295	—	—	295	395	690
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(9)	(9)
Change in net unrealized gains:
Available-for-sale securities	—	—	6	—	6	—	6
Net income	—	—	—	497	497	23	520
Balance, September 30, 2014	$5	$740	$34	$1,370	$2,149	$409	$2,558

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net income	$103	$520
Reconciling adjustments:
Provision for finance receivable losses	247	274
Depreciation and amortization	64	31
Deferred income tax charge (benefit)	(10)	14
Non-cash incentive compensation from Initial Stockholder	15	—
Net gain on fair value adjustments on debt	—	(1)
Net gain on sales of real estate loans and related trust assets	—	(707)
Net charge-offs on finance receivables held for sale	—	11
Net loss on repurchases and repayments of debt	—	7
Share-based compensation expense, net of forfeitures	1	1
Other	(13)	—
Cash flows due to changes in:
Other assets and other liabilities	23	62
Insurance claims and policyholder liabilities	22	36
Taxes receivable and payable	(29)	(66)
Accrued interest and finance charges	—	(11)
Restricted cash and cash equivalents not reinvested	—	(3)
Other, net	(1)	—
Net cash provided by operating activities	422	168

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(2,377)	(1,841)
Principal collections on finance receivables	1,825	1,908
Cash advances on intercompany notes receivables	(147)	—
Principal collections on intercompany notes receivables	77	—
Sales and principal collections on finance receivables held for sale originated as held for investment	88	3,427
Available-for-sale investment securities purchased	(382)	(261)
Trading investment securities purchased	(1,457)	(1,065)
Available-for-sale investment securities called, sold, and matured	408	209
Trading investment securities called, sold, and matured	2,563	18
Change in restricted cash and cash equivalents	(46)	5
Proceeds from sale of real estate owned	12	51
Other, net	1	4
Net cash provided by investing activities	565	2,455

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,929	672
Repayment of long-term debt	(850)	(1,764)
Distributions to joint venture partners	(59)	(9)
Capital contributions from parent	—	22
Net cash provided by (used for) financing activities	1,020	(1,079)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	Nine Months Ended September 30,
	2015	2014

Net change in cash and cash equivalents	2,007	1,544
Cash and cash equivalents at beginning of period	749	375
Cash and cash equivalents at end of period	$2,756	$1,919

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$8	$46
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$608	$6,810
Springleaf Finance, Inc. contribution of consolidated assets from Springleaf Acquisition Corporation’s capital stock to Springleaf Finance Corporation	$—	$2,342
Springleaf Finance, Inc. contribution of consolidated liabilities from Springleaf Acquisition Corporation’s capital stock to Springleaf Finance Corporation	$—	$1,652
Net unsettled investment security dispositions (purchases)	$40	$(28)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

1. Business and Basis of Presentation

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”). SFI is a wholly owned subsidiary of Springleaf Holdings, Inc. (“SHI”).

At September 30, 2015, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and AIG Capital Corporation, a subsidiary of American International Group, Inc. (“AIG”). At September 30, 2015, the economic interests of Fortress and AIG were 55% and 3%, respectively.

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

Prior Period Revisions

During the fourth quarter of 2014, we discovered that our personal loans and loans included in the SpringCastle Portfolio deemed to be troubled debt restructured (“TDR”) finance receivables were previously incorrectly excluded in the related disclosures of our finance receivables and allowance for finance receivable losses. The applicable prior period amounts have been corrected in Notes 4 and 5 in this report.

During the fourth quarter of 2014, we discovered that our restricted cash and cash equivalents were overstated and other assets were understated by $15 million in our condensed consolidated balance sheets at September 30, 2014, as we incorrectly included escrow advances on our real estate loans held for sale in cash and cash equivalents. This error also resulted in our cash flows due to a decrease in restricted cash and cash equivalents not reinvested to be overstated and cash flows due to an increase in other assets and other liabilities to be overstated within the operating activities section of our condensed consolidated statements of cash flows for the nine months ended September 30, 2014. The affected amounts for the 2014 period have been corrected in our condensed consolidated statements of cash flows in this report. This classification error was not material to any previously issued financial statements.

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

During the third quarter of 2015, we discovered that our cash equivalents in certificates of deposit and commercial paper, which totaled $165 million at December 31, 2014, were incorrectly presented as a Level 1 investment, instead of a Level 2 investment in our disclosure of the fair value hierarchy of our financial instruments in our 2014 Annual Report on Form 10-K. The affected fair value amount has been corrected in Note 17 of this report. This presentation error was not material to any previously issued financial statements.

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

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Troubled Debt Restructurings

In January of 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments in this ASU became effective prospectively for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not have a material effect on our condensed consolidated financial statements.

Debt Issuance Costs

In April of 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs. Under this standard, debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of that note. The ASU also clarifies that discount, premium or debt issuance costs shall not be classified as a deferred charge or deferred credit. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and must be applied retrospectively. We elected to early adopt this ASU as of June 30, 2015 and applied this ASU retrospectively. On June 30, 2015, we reclassified $32 million of debt issuance costs previously recorded in other assets to long-term debt. After retrospectively applying this new ASU, we also reclassified $29 million of debt issuance costs as of December 31, 2014 from other assets to long-term debt in our condensed consolidated balance sheet. We continue to report fees paid to access our conduit facilities in other assets. The adoption of this ASU did not have a material effect on our condensed consolidated financial statements.

In August of 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest, to clarify that debt issuance costs associated with line-of-credit arrangements are to be deferred and amortized over the term of the arrangement. The amendment also acknowledged absence of authoritative guidance within previously issued ASU 2015-03 for debt issuance costs related to line-of-credit arrangements. The ASU is effective immediately. The adoption of this ASU did not have a material effect on our condensed consolidated financial statements, as we were already in compliance with these amendments.

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

Plan Accounting

In July of 2015, the FASB issued ASU 2015-12, Plan Accounting, to simplify certain aspects of employee benefit plan (“EBP”) accounting while satisfying the needs of users of financial statements, including plan participants. The new guidance simplifies the measurement of fully benefit-responsive investment contracts and disclosures about plan investments. It also allows an EBP with a fiscal year end that doesn’t coincide with the end of a calendar month to choose a simpler way of measuring its investments and investment-related accounts. The ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We elected to early adopt this ASU as of September 30, 2015. The adoption of this ASU did not have a material effect on our condensed consolidated financial statements, as we were already in compliance with these amendments.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of the new revenue recognition standard by one year, which would result in the ASU becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Many of our revenue sources are not within the scope of this new standard, and we are evaluating whether the adoption of this ASU for those revenue sources that are in scope will have a material effect on our consolidated financial statements.

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

Cloud Computing Software

In April of 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other Internal-Use Software, to provide guidance on a customer’s accounting for fees paid in a cloud computing arrangement (“CCA”). Under the new standard, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We evaluated the potential impact of adopting this ASU and concluded that it will not have a material effect on our consolidated financial statements.

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

Technical Corrections and Improvements

In June of 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. While most of the amendments are not expected to have a significant effect on practice, some of them could change practice for some entities. The amendments to transition guidance are effective for fiscal years beginning after

December 15, 2015; all other changes are effective upon issuance of this ASU. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

Business Combination Adjustments

In September of 2015, the FASB issued ASU 2015-16, Business Combinations, to eliminate the requirement to restate prior period financial statements for measurement period adjustments. This update requires the cumulative impact of a measurement period adjustment, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. The ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

4. Finance Receivables

Our finance receivable types include personal loans, the SpringCastle Portfolio, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At September 30, 2015, $2.2 billion of personal loans, or 56%, were secured by collateral consisting of titled personal property (such as automobiles) and $1.8 billion, or 44%, were secured by consumer household goods or other items of personal property or were unsecured.

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

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. At September 30, 2015, $209 million of real estate loans, or 38%, were secured by first mortgages and $338 million, or 62%, were secured by second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Since we ceased real estate lending in January of 2012, our real estate loans are in a liquidating status.

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

Components of net finance receivables by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2015
Gross receivables *	$4,694	$1,635	$543	$30	$6,902
Unearned finance charges and points and fees	(802)	—	—	(3)	(805)
Accrued finance charges	56	32	4	—	92
Deferred origination costs	42	—	—	—	42
Total	$3,990	$1,667	$547	$27	$6,231

December 31, 2014
Gross receivables *	$4,462	$1,941	$621	$52	$7,076
Unearned finance charges and points and fees	(764)	—	(1)	(5)	(770)
Accrued finance charges	58	38	5	1	102
Deferred origination costs	44	—	—	—	44
Total	$3,800	$1,979	$625	$48	$6,452

*	Gross receivables are defined as follows:

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

Included in the table above are finance receivables associated with securitizations that remain on our balance sheet. At September 30, 2015 and December 31, 2014, the carrying values of these finance receivables totaled $2.1 billion and $1.9 billion, respectively, for our personal loans and $1.7 billion and $2.0 billion, respectively, for our SpringCastle Portfolio loans.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)	September 30, 2015	December 31, 2014

Personal loans	$2	$1
SpringCastle Portfolio	366	354
Real estate loans	31	31
Total	$399	$386

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

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at September 30, 2015 and at December 31, 2014 were immaterial. Our personal loans, SpringCastle Portfolio, and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2015
Net finance receivables:
60-89 days past due	$47	$24	$16	$1	$88
90-119 days past due	36	15	4	—	55
120-149 days past due	29	11	3	—	43
150-179 days past due	23	9	2	—	34
180 days or more past due	2	1	12	—	15
Total delinquent finance receivables	137	60	37	1	235
Current	3,784	1,562	497	25	5,868
30-59 days past due	69	45	13	1	128
Total	$3,990	$1,667	$547	$27	$6,231

December 31, 2014
Net finance receivables:
60-89 days past due	$36	$31	$12	$1	$80
90-119 days past due	30	19	9	—	58
120-149 days past due	24	16	5	1	46
150-179 days past due	21	14	4	—	39
180 days or more past due	2	2	12	—	16
Total delinquent finance receivables	113	82	42	2	239
Current	3,632	1,839	565	45	6,081
30-59 days past due	55	58	18	1	132
Total	$3,800	$1,979	$625	$48	$6,452

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2015
Performing	$3,900	$1,631	$526	$27	$6,084
Nonperforming	90	36	21	—	147
Total	$3,990	$1,667	$547	$27	$6,231

December 31, 2014
Performing	$3,723	$1,928	$595	$47	$6,293
Nonperforming	77	51	30	1	159
Total	$3,800	$1,979	$625	$48	$6,452

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

At September 30, 2015 and December 31, 2014, finance receivables held for sale totaled $797 million and $205 million, respectively. See Note 6 for further information on our finance receivables held for sale, which consist of certain of our personal loans and non-core real estate loans. Finance receivables held for sale include purchased credit impaired finance receivables as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans *	Total

September 30, 2015
Carrying amount, net of allowance	$251	$86	$337
Outstanding balance	515	139	654
Allowance for purchased credit impaired finance receivable losses	—	5	5

December 31, 2014
Carrying amount, net of allowance	$340	$93	$433
Outstanding balance	628	151	779
Allowance for purchased credit impaired finance receivable losses	—	5	5

*	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	FA Loans

September 30, 2015
Carrying amount, net of allowance	$62
Outstanding balance	91

December 31, 2014
Carrying amount, net of allowance	$68
Outstanding balance	99

The allowance for purchased credit impaired finance receivable losses at September 30, 2015 and December 31, 2014, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Three Months Ended September 30, 2015
Balance at beginning of period	$474	$13	$487
Accretion (a)	(20)	(3)	(23)
Disposals of finance receivables (b)	(7)	—	(7)
Balance at end of period	$447	$10	$457

Three Months Ended September 30, 2014
Balance at beginning of period	$—	$623	$623
Accretable yield for SpringCastle Portfolio contributed to SFC	260	—	260
Accretion (a)	(11)	(20)	(31)
Transfers due to finance receivables sold	—	(559)	(559)
Disposals of finance receivables (b)	(3)	(4)	(7)
Balance at end of period	$246	$40	$286

Nine Months Ended September 30, 2015
Balance at beginning of period	$541	$19	$560
Accretion (a)	(66)	(8)	(74)
Disposals of finance receivables (b)	(28)	(1)	(29)
Balance at end of period	$447	$10	$457

Nine Months Ended September 30, 2014
Balance at beginning of period	$—	$767	$767
Accretable yield for SpringCastle Portfolio contributed to SFC	260	—	260
Accretion (a)	(11)	(75)	(86)
Transfers due to finance receivables sold	—	(637)	(637)
Disposals of finance receivables (b)	(3)	(15)	(18)
Balance at end of period	$246	$40	$286

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Accretion	$2	$11	$5	$11

(b)	Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged off during the period.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

September 30, 2015
TDR gross finance receivables (b)	$30	$14	$199	$243
TDR net finance receivables	29	12	200	241
Allowance for TDR finance receivable losses	7	4	30	41

December 31, 2014
TDR gross finance receivables (b)	$22	$11	$196	$229
TDR net finance receivables	22	10	196	228
Allowance for TDR finance receivable losses	1	3	32	36

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

September 30, 2015
TDR gross finance receivables	$2	$92	$94
TDR net finance receivables	2	92	94

December 31, 2014
TDR gross finance receivables	$—	$91	$91
TDR net finance receivables	—	91	91

(b)	As defined earlier in this Note.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended September 30, 2015
TDR average net receivables	$30	$12	$199	$241
TDR finance charges recognized	—	1	2	3

Three Months Ended September 30, 2014
TDR average net receivables (b)	$17	$8	$797	$822
TDR finance charges recognized	—	—	10	10

Nine Months Ended September 30, 2015
TDR average net receivables	$28	$12	$197	$237
TDR finance charges recognized	2	1	8	11

Nine Months Ended September 30, 2014
TDR average net receivables (b)	$15	$8	$1,187	$1,210
TDR finance charges recognized	1	—	45	46

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Three Months Ended September 30, 2015
TDR average net receivables	$92
TDR finance charges recognized	2

Three Months Ended September 30, 2014
TDR average net receivables	$413
TDR finance charges recognized	3

Nine Months Ended September 30, 2015
TDR average net receivables	$91
TDR finance charges recognized	4

Nine Months Ended September 30, 2014
TDR average net receivables	$413
TDR finance charges recognized	3

(b)
TDR SpringCastle Portfolio loans average net receivables for the three and nine months ended September 30, 2014 reflect a two-month average since the SAC Capital Contribution occurred on July 31, 2014.

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended September 30, 2015
Pre-modification TDR net finance receivables	$8	$1	$6	$15
Post-modification TDR net finance receivables:
Rate reduction	$3	$1	$3	$7
Other (b)	3	—	2	5
Total post-modification TDR net finance receivables	$6	$1	$5	$12
Number of TDR accounts	1,545	142	95	1,782

Three Months Ended September 30, 2014
Pre-modification TDR net finance receivables	$5	$2	$28	$35
Post-modification TDR net finance receivables:
Rate reduction	$3	$2	$26	$31
Other (b)	2	—	4	6
Total post-modification TDR net finance receivables	$5	$2	$30	$37
Number of TDR accounts	1,125	246	403	1,774

Nine Months Ended September 30, 2015
Pre-modification TDR net finance receivables	$24	$5	$16	$45
Post-modification TDR net finance receivables:
Rate reduction	$11	$5	$12	$28
Other (b)	9	—	4	13
Total post-modification TDR net finance receivables	$20	$5	$16	$41
Number of TDR accounts	4,860	550	272	5,682

Nine Months Ended September 30, 2014
Pre-modification TDR net finance receivables	$11	$2	$209	$222
Post-modification TDR net finance receivables:
Rate reduction	$7	$2	$154	$163
Other (b)	4	—	45	49
Total post-modification TDR net finance receivables	$11	$2	$199	$212
Number of TDR accounts	2,678	246	2,290	5,214

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended September 30, 2015
Pre-modification TDR net finance receivables *	$—	$1	$1
Post-modification TDR net finance receivables *	$—	$2	$2
Number of TDR accounts	50	33	83

Three Months Ended September 30, 2014
Pre-modification TDR net finance receivables	$—	$6	$6
Post-modification TDR net finance receivables	$—	$7	$7
Number of TDR accounts	—	89	89

Nine Months Ended September 30, 2015
Pre-modification TDR net finance receivables *	$—	$4	$4
Post-modification TDR net finance receivables *	$—	$5	$5
Number of TDR accounts	50	77	127

Nine Months Ended September 30, 2014
Pre-modification TDR net finance receivables	$—	$6	$6
Post-modification TDR net finance receivables	$—	$7	$7
Number of TDR accounts	—	89	89

*
Pre-modification and post-modification TDR personal loans held for sale for the three and nine months ended September 30, 2015 were less than $1 million and, therefore, are not quantified in the table above.

(b)	“Other” modifications include extension of term and forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended September 30, 2015
TDR net finance receivables (b) (c)	$1	$—	$1	$2
Number of TDR accounts	342	26	9	377

Three Months Ended September 30, 2014
TDR net finance receivables (b) (c)	$—	$—	$2	$2
Number of TDR accounts	42	11	54	107

Nine Months Ended September 30, 2015
TDR net finance receivables (b)	$3	$1	$2	$6
Number of TDR accounts	855	122	35	1,012

Nine Months Ended September 30, 2014
TDR net finance receivables (b) (c)	$—	$—	$31	$31
Number of TDR accounts	74	11	488	573

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Three Months Ended September 30, 2015
TDR net finance receivables *	$—
Number of TDR accounts	1

Three Months Ended September 30, 2014
TDR net finance receivables	$2
Number of TDR accounts	30

Nine Months Ended September 30, 2015
TDR net finance receivables	$1
Number of TDR accounts	14

Nine Months Ended September 30, 2014
TDR net finance receivables	$2
Number of TDR accounts	30

*
TDR real estate loans held for sale for the three months ended September 30, 2015 that defaulted during the previous 12 month period were less than $1 million and, therefore, are not quantified in the combined table above.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR personal loans and SpringCastle Portfolio loans for the three and nine months ended September 30, 2014 and TDR SpringCastle Portfolio loans for the three months ended September 30, 2015 that defaulted during the previous 12 month period were less than $1 million and, therefore, are not quantified in the combined table above.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended September 30, 2015
Balance at beginning of period	$139	$3	$35	$1	$178
Provision for finance receivable losses	60	20	2	—	82
Charge-offs	(57)	(22)	(4)	—	(83)
Recoveries	10	3	2	—	15
Reduction in the carrying value of personal loans transferred to finance receivables held for sale (a)	(1)	—	—	—	(1)
Balance at end of period	$151	$4	$35	$1	$191

Three Months Ended September 30, 2014
Balance at beginning of period	$106	$—	$259	$1	$366
Provision for finance receivable losses	58	18	16	1	93
Charge-offs	(48)	(20)	(13)	(1)	(82)
Recoveries	7	2	—	—	9
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (b)	—	—	(225)	—	(225)
Allowance for SpringCastle Portfolio contributed to SFC	—	1	—	—	1
Balance at end of period	$123	$1	$37	$1	$162

Nine Months Ended September 30, 2015
Balance at beginning of period	$130	$3	$40	$1	$174
Provision for finance receivable losses	170	70	6	1	247
Charge-offs	(176)	(78)	(15)	(2)	(271)
Recoveries	28	9	4	1	42
Reduction in the carrying value of personal loans transferred to finance receivables held for sale (a)	(1)	—	—	—	(1)
Balance at end of period	$151	$4	$35	$1	$191

Nine Months Ended September 30, 2014
Balance at beginning of period	$94	$—	$236	$2	$332
Provision for finance receivable losses	150	18	103	3	274
Charge-offs	(139)	(20)	(67)	(4)	(230)
Recoveries (c)	18	2	5	—	25
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (b)	—	—	(240)	—	(240)
Allowance for SpringCastle Portfolio contributed to SFC	—	1	—	—	1
Balance at end of period	$123	$1	$37	$1	$162

(a)
During the three and nine months ended September 30, 2015, we reduced the carrying value of certain personal loans to $608 million as a result of the transfer of these finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(b)
During the three and nine months ended September 30, 2014, we reduced the carrying value of certain real estate loans to $5.3 billion and $6.6 billion, respectively, as a result of the transfer of these loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(c)	Recoveries during the nine months ended September 30, 2014 included $2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March of 2014.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $131 million at September 30, 2015 and $72 million at December 31, 2014. See Note 11 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Charged-off against provision for finance receivable losses:
SCP Loans	$4	$5	$17	$5
FA Loans gross charge-offs *	—	2	1	15

*
Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2015
Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$144	$—	$—	$1	$145
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	5	—	5
Individually evaluated for impairment (TDR finance receivables)	7	4	30	—	41
Total	$151	$4	$35	$1	$191

Finance receivables:
Collectively evaluated for impairment	$3,963	$1,404	$410	$27	$5,804
Purchased credit impaired finance receivables	—	251	29	—	280
TDR finance receivables	27	12	108	—	147
Total	$3,990	$1,667	$547	$27	$6,231

December 31, 2014
Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$129	$—	$3	$1	$133
Purchased credit impaired finance receivables	—	—	5	—	5
TDR finance receivables	1	3	32	—	36
Total	$130	$3	$40	$1	$174

Finance receivables:
Collectively evaluated for impairment	$3,778	$1,629	$490	$48	$5,945
Purchased credit impaired finance receivables	—	340	30	—	370
TDR finance receivables	22	10	105	—	137
Total	$3,800	$1,979	$625	$48	$6,452

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $797 million at September 30, 2015 and $205 million at December 31, 2014, which are carried at the lower of cost or fair value. At September 30, 2015 and December 31, 2014, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of the finance receivables held for sale. We also separately present the interest income on our finance receivables held for sale as interest income on finance receivables held for sale originated as held for investment on our condensed consolidated statements of operations, which totaled $4 million and $13 million for the three and nine months ended September 30, 2015, respectively, compared to $47 million and $54 million for the three and nine months ended September 30, 2014, respectively.

On September 30, 2015, we transferred $608 million of personal loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

During the three and nine months ended September 30, 2014, we transferred real estate loans totaling $5.3 billion and $6.6 billion, respectively, (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. During the three and nine months ended September 30, 2014, we sold the finance receivables held for sale totaling $4.7 billion and $6.0 billion, respectively, and recorded net gains of $617 million and $707 million, respectively. At September 30, 2015, these real estate loans held for sale totaled $189 million.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2015
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$69	$—	$(1)	$68
Obligations of states, municipalities, and political subdivisions	83	1	—	84
Corporate debt	248	3	(6)	245
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	79	—	—	79
Commercial mortgage-backed securities (“CMBS”)	39	—	—	39
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	32	—	—	32
Total bonds	550	4	(7)	547
Preferred stock	16	—	—	16
Other long-term investments	1	—	—	1
Total (a)	$567	$4	$(7)	$564

December 31, 2014
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$61	$3	$—	$64
Obligations of states, municipalities, and political subdivisions	99	3	—	102
Certificates of deposit and commercial paper (b)	1	—	—	1
Corporate debt	256	12	(1)	267
Mortgage-backed, asset-backed, and collateralized:
RMBS	71	2	—	73
CMBS	25	—	(1)	24
CDO/ABS	61	—	—	61
Total bonds	574	20	(2)	592
Preferred stock	7	—	—	7
Other long-term investments	1	—	—	1
Total (a)	$582	$20	$(2)	$600

(a)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at September 30, 2015 and December 31, 2014, which is classified as a restricted investment and carried at cost.

(b)	Includes certificates of deposit pledged as collateral, totaling $2 million at December 31, 2014, primarily to support bank lines of credit.

As of September 30, 2015 and December 31, 2014, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

September 30, 2015
Bonds:
U.S. government and government sponsored entities	$51	$(1)	$—	$—	$51	$(1)
Obligations of states, municipalities, and political subdivisions	15	—	11	—	26	—
Corporate debt	107	(6)	14	—	121	(6)
RMBS	8	—	—	—	8	—
CMBS	19	—	7	—	26	—
CDO/ABS	16	—	—	—	16	—
Total bonds	216	(7)	32	—	248	(7)
Preferred stock	6	—	—	—	6	—
Other long-term investments	1	—	—	—	1	—
Total	$223	$(7)	$32	$—	$255	$(7)

December 31, 2014
Bonds:
U.S. government and government sponsored entities	$—	$—	$1	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	27	—	1	—	28	—
Corporate debt	36	(1)	6	—	42	(1)
RMBS	9	—	—	—	9	—
CMBS	16	(1)	2	—	18	(1)
CDO/ABS	46	—	—	—	46	—
Total bonds	134	(2)	10	—	144	(2)
Preferred stock	6	—	—	—	6	—
Total	$140	$(2)	$10	$—	$150	$(2)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

We continue to monitor unrealized loss positions for potential impairments. During the three and nine months ended September 30, 2015 and 2014, we did not recognize any other-than-temporary impairment credit loss write-downs to investment revenues.

During the three and nine months ended September 30, 2015 and 2014, there were no additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The fair values of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Fair value	$168	$105	$372	$203

Realized gains	$4	$5	$15	$7
Realized losses	—	—	(1)	—
Net realized gains	$4	$5	$14	$7

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2015 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$72	$72
Due after 1 year through 5 years	150	150
Due after 5 years through 10 years	57	57
Due after 10 years	118	121
Mortgage-backed, asset-backed, and collateralized securities	150	150
Total	$547	$550

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $11 million and $12 million at September 30, 2015 and December 31, 2014, respectively.

TRADING SECURITIES

The fair value of trading securities by type was as follows:

(dollars in millions)	September 30, 2015	December 31, 2014

Fixed maturity trading securities:
Bonds:
U.S. government and government sponsored entities	$783	$302
Obligations of states, municipalities, and political subdivisions	—	14
Certificates of deposit and commercial paper	—	238
Non-U.S. government and government sponsored entities	—	20
Corporate debt	196	1,056
Mortgage-backed, asset-backed, and collateralized:
RMBS	2	35
CMBS	45	149
CDO/ABS	151	507
Total	$1,177	$2,321

The net unrealized and realized gains (losses) on our trading securities, which we report in investment revenues, were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net unrealized gains (losses) on trading securities held at period end	$(1)	$(2)	$3	$(1)
Net realized losses on trading securities sold or redeemed	(1)	—	(2)	—
Total	$(2)	$(2)	$1	$(1)

8. Transactions with Affiliates of Fortress or AIG

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain direct and indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended September 30, 2015, and $1 million for the nine months ended September 30, 2015, compared to $1 million and $5 million for the three and nine months ended September 30, 2014, respectively.

As a result of the sales of our real estate loans during 2014 (some of which were serviced by Nationstar) and the sale of certain mortgage servicing rights in 2014, our exposure to these affiliated services is reduced.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were under $1 million for the three months ended September 30, 2015 and 2014, and $1 million for the nine months ended September 30, 2015 and 2014.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $43 million and $44 million at September 30, 2015 and December 31, 2014, respectively.

INSURANCE COVERAGE

We hold various insurance policies with AIG subsidiaries covering liabilities of directors and officers, errors and omissions, lawyers, employment practices, fiduciary, and fidelity bond. Premium expenses on these policies were under $1 million for the three months ended September 30, 2015 and 2014 and $1 million for the nine months ended September 30, 2015 and 2014.

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

9. Related Party Transactions

AFFILIATE LENDING

Note Receivable from Parent

SFC’s note receivable from parent is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2015 and does not expect to demand payment from SFI in 2015. The note receivable from parent totaled $322 million at September 30, 2015 and $251 million at December 31, 2014. Interest receivable on this note totaled $2 million at September 30, 2015 and was less than $1 million at December 31, 2014. The interest rate for the unpaid principal balance is the lender’s cost of funds rate. Interest revenue on the note receivable from SFI totaled $5 million and $11 million, for the three and nine months ended September 30, 2015, respectively, compared to $1 million and $4 million for the three and nine months ended September 30, 2014, respectively.

Receivables from Parent and Affiliates

At September 30, 2015 and December 31, 2014, receivables from parent and affiliates totaled $7 million and $12 million, respectively. SFC had a receivable from Second Street Funding Corporation, a subsidiary of SFI, for income taxes payable under current and prior tax sharing agreements, which totaled $4 million at September 30, 2015 and $4 million at December 31, 2014. Receivables from parent and affiliates also included interest receivable on SFC’s note receivable from SFI previously discussed in this Note. Receivables from parent and affiliates at September 30, 2015 and December 31, 2014 are presented net of a payable to SFI of $9 million and $43 million, respectively. Excluding this payable, receivables from parent and affiliates totaled $16 million at September 30, 2015 and $54 million at December 31, 2014.

Payables to Parent and Affiliates

At September 30, 2015 and December 31, 2014, payables to parent and affiliates totaled $19 million and $48 million, respectively. SFC’s payable to parent totaled $2 million and $17 million at September 30, 2015 and December 31, 2014, respectively, primarily due to payments made by SFI for the benefit of SFC. At September 30, 2015 and December 31, 2014, Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, had net payables of $15 million and $19 million, respectively, to Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, related to the intercompany agreements further discussed below in this Note. At September 30, 2015 and December 31, 2014, SFMC also had a payable of $1 million to Springleaf Consumer Loan, Inc. for internet lending referral fees charged to the branch network.

SFI provided funding for SAC’s operations through an intercompany demand note, not to exceed $2.5 million. The note was payable in full on December 31, 2022, and was prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance was the lender’s cost plus 25 basis points. At December 31, 2014, the note payable to SFI totaled $1 million and was reported in other liabilities. On September 1, 2015, SAC repaid the note in full plus accrued interest. Interest expense on the note payable to SFI for the three and nine months ended September 30, 2015 and 2014 was immaterial.

SFI provides servicing of the SpringCastle Portfolio through a master servicing agreement with SpringCastle Holdings, LLC. At September 30, 2015 and December 31, 2014, SpringCastle Holdings LLC’s payable to SFI totaled $4 million and $10 million, respectively.

CAPITAL CONTRIBUTIONS

On July 31, 2014, SFI made a capital contribution to SFC, consisting of 100 shares of the common stock, par value of $0.01 per share, of SAC representing all of the issued and outstanding shares of capital stock of SAC.

During January and July of 2014, SFC received capital contributions from SFI of $11 million to satisfy interest payments required by SFC’s debenture due in January and July of 2014, respectively.

INTERCOMPANY AGREEMENTS

On December 24, 2012, SGSC, a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”). SFMC’s net payable to SGSC relating to these agreements totaled $15 million at September 30, 2015 and $19 million at December 31, 2014.

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three and nine months ended September 30, 2015, SFMC recorded $55 million and $156 million, respectively, of service fee expenses, which are included in other operating expenses, compared to $65 million and $160 million for the three and nine months ended September 30, 2014.

License Agreement

The license agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three and nine months ended September 30, 2015, SFMC recorded $1 million and $4 million, respectively, of license fees, which are included as a contra expense to other operating expenses, compared to $1 million and $4 million for the three and nine months ended September 30, 2014.

Building Lease

The building lease agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three and nine months ended September 30, 2015, SFMC recorded $1 million and $3 million, respectively, of rent charged to SGSC, which are included as a contra expense to other operating expenses, compared to $1 million and $3 million for the three and nine months ended September 30, 2014.

10. Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at September 30, 2015 were as follows:

(dollars in millions)	Medium Term Notes	Securitizations	Junior Subordinated Debt	Total

Interest rates (a)	5.25%-8.25%	1.87%-6.82%	6.00%

Fourth quarter 2015	$750	$—	$—	$750
First quarter 2016	—	—	—	—
Second quarter 2016	—	—	—	—
Third quarter 2016	375	—	—	375
Remainder of 2016	—	—	—	—
2017	1,902	—	—	1,902
2018	—	—	—	—
2019	700	—	—	700
2020-2067	1,250	—	350	1,600
Securitizations (b)	—	4,784	—	4,784
Total principal maturities	$4,977	$4,784	$350	$10,111

Total carrying amount (c)	$4,613	$4,771	$171	$9,555
Debt issuance costs (d)	$(13)	$(17)	$—	$(30)

(a)	The interest rates shown are the range of contractual rates in effect at September 30, 2015.

(b)	Securitizations are not included in above maturities by period due to their variable monthly repayments. See Note 11 for further information on our long-term debt associated with securitizations.

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

(d)	As a result of our early adoption of ASU 2015-03 in June of 2015, we report debt issuance costs as a direct deduction from long-term debt.

GUARANTY AGREEMENTS

On December 3, 2014, SHI entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $700 million of 5.25% of Senior Notes due 2019. As of September 30, 2015, approximately $700 million aggregate principal amount of senior notes were outstanding.

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of September 30, 2015, approximately $5.0 billion aggregate principal amount of senior notes, including $3.0 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary, and, therefore, we consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have the ability to direct the activities of each VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Such ability stems from SFC’s and/or its affiliates’ contractual right to service the securitized finance receivables. Our retained subordinated notes and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

The asset-backed securities issued by the securitization trusts are supported by the expected cash flows from the underlying securitized finance receivables. Cash inflows from these finance receivables are distributed to investors and service providers in accordance with each transaction’s contractual priority of payments (“waterfall”) and, as such, most of these inflows must be directed first to service and repay each trust’s senior notes or certificates held principally by third-party investors. The holders of the asset-backed securities have no recourse to the Company if the cash flows from the underlying qualified securitized assets are not sufficient to pay all principal and interest on the asset-backed securities. After these senior obligations are extinguished, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in each securitization trust. We retain interests in these securitization transactions, including residual interests in each securitization trust and, in some cases, subordinated securities issued by the VIEs. We retain credit risk in the securitizations through our ownership of the residual interest in each securitization trust, and, in some cases, ownership of the most subordinated class of asset-backed securities, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default.

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	September 30, 2015	December 31, 2014

Assets
Finance receivables:
Personal loans	$2,096	$1,853
SpringCastle Portfolio	1,667	1,979
Allowance for finance receivable losses	131	72
Finance receivables held for sale	484	—
Restricted cash and cash equivalents	256	210

Liabilities
Long-term debt *	$4,771	$3,630

*
As a result of our early adoption of ASU 2015-03 in June of 2015, we reclassified $14 million of debt issuance costs related to our long-term debt associated with our securitizations as of December 31, 2014, from other assets to long-term debt.

Amendment to Sumner Brook 2013-VFN1 Securitization

On January 16, 2015, we amended the note purchase agreement with Sumner Brook Funding Trust 2013-VFN1 to extend the two-year revolving period ending December of 2015 to a three-year revolving period ending January of 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in August of 2024. The maximum principal balance of variable funding notes that can be issued remained at $350 million. At September 30, 2015, no amounts were drawn under the notes.

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

On June 3, 2015, we amended the note purchase agreement relating to the Whitford Brook 2014-VFN1 Trust to reduce the $300 million maximum principal balance to $250 million. On July 15, 2015, we drew $100 million under the notes, which remained drawn as of September 30, 2015.

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

Amendment to Springleaf 2013-VFN1 Securitization

On May 20, 2015, we amended the note purchase agreement with Springleaf Funding Trust 2013-VFN1 to, among other things, extend the original two-year revolving period ending October of 2015 to a two-year revolving period ending April of 2017, which may be extended for up to one additional year, subject to satisfaction of customary conditions precedent. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in May of 2020. The maximum amount that can be drawn under the notes remained at $350 million. At September 30, 2015, no amounts were drawn under the notes.

Mill River 2015-VFN1 Securitization

On May 27, 2015, we established a private securitization facility in which Mill River Funding Trust 2015-VFN1, a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $400 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a three-year revolving period, subject to the satisfaction of customary conditions precedent. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in June of 2021. At September 30, 2015, no amounts were drawn under the notes.

Second Avenue Funding LLC Securitization

On June 3, 2015, we established a private securitization facility in which Second Avenue Funding LLC, a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $250 million to be backed by auto loans acquired from subsidiaries of SFC. No amounts were funded at closing, but may be funded from time to time over a three-year revolving period, subject to the satisfaction of customary conditions precedent. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the three-year revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto loans and will be due and payable in full in June of 2019. At September 30, 2015, no amounts were drawn under the notes.

First Avenue Funding LLC Securitization

On June 10, 2015, we established a private securitization facility in which First Avenue Funding LLC (“First Avenue”), a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $250 million to be backed by auto loans acquired from subsidiaries of SFC. No amounts were funded at closing, but may be funded from time to time over a two-year revolving period, subject to the satisfaction of customary conditions precedent. On September 9, 2015, First Avenue amended the facility to extend the revolving period until September 10, 2017. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the two-year revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto loans and will be due and payable in full twelve months following the maturity of the last auto loan held by First Avenue. At September 30, 2015, no amounts were drawn under the notes.

VIE Interest Expense

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and nine months ended September 30, 2015 totaled $49 million and $136 million, respectively, compared to $43 million and $130 million for the three and nine months ended September 30, 2014, respectively.

DECONSOLIDATED VIES

As a result of the sales of the mortgage-backed retained certificates during 2014, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt. The total carrying value of these real estate loans as of the sale dates was $5.1 billion. During 2014, we established a reserve for sales recourse obligations of $6 million related to these sales. At September 30, 2015, this reserve totaled $6 million. We had no repurchase activity associated with these sales as of September 30, 2015. See Note 14 for further information on the total reserve for sales recourse obligations relating to the real estate loan sales, including the sales of the mortgage-backed retained certificates.

12. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains Investment Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2015
Balance at beginning of period	$2	$(13)	$4	$(7)
Other comprehensive loss before reclassifications	(2)	—	—	(2)
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Balance at end of period	$(2)	$(13)	$4	$(11)

Three Months Ended September 30, 2014
Balance at beginning of period	$14	$20	$4	$38
Other comprehensive loss before reclassifications	(2)	—	—	(2)
Reclassification adjustments from accumulated other comprehensive income	(2)	—	—	(2)
Balance at end of period	$10	$20	$4	$34

Nine Months Ended September 30, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(5)	—	—	(5)
Reclassification adjustments from accumulated other comprehensive income (loss)	(9)	—	—	(9)
Balance at end of period	$(2)	$(13)	$4	$(11)

Nine Months Ended September 30, 2014
Balance at beginning of period	$4	$20	$4	$28
Other comprehensive income before reclassifications	10	—	—	10
Reclassification adjustments from accumulated other comprehensive income	(4)	—	—	(4)
Balance at end of period	$10	$20	$4	$34

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$4	$3	$14	$6
Income tax effect	(2)	(1)	(5)	(2)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$2	$2	$9	$4

13. Income Taxes

At September 30, 2015, we had a net deferred tax liability of $138 million, compared to $156 million at December 31, 2014. The decrease in the net deferred tax liability was primarily due to purchase accounting for debt writedown. This decrease was partially offset by a change in our tax accounting method for the valuation of certain assets, which was approved by the Internal Revenue Service (the “IRS”) in August of 2015. The impact to our uncertain tax positions was immaterial.

The effective tax rate for the nine months ended September 30, 2015 was 12.1% compared to 34.7% for the same period in 2014. The effective tax rates for the nine months ended September 30, 2015 and 2014 differed from the federal statutory rates primarily due to the effect of the non-controlling interest in our joint venture.

We are currently under examination of our U.S. Federal tax return for the year 2013 by the IRS. Management believes it has adequately provided for taxes for such year.

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

SALES RECOURSE OBLIGATIONS

During 2014, we established a reserve for sales recourse obligations of $22 million related to the real estate loan sales. At September 30, 2015, our reserve for sales recourse obligations totaled $18 million, of which $18 million related to the real estate loan sales in 2014. We had no repurchase activity during the three months ended September 30, 2015. We repurchased 13 loans totaling $1 million for the nine months ended September 30, 2015 associated with the real estate loan sales in 2014. There was no repurchase activity associated with the real estate loan sales in 2014 during the three and nine months ended September 30, 2014. We repurchased 4 loans totaling $1 million during the three months ended September 30, 2014 and 9 loans totaling $2 million during the nine months ended September 30, 2014 associated with other prior sales of finance receivables because these loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At September 30, 2015, there were no material recourse requests that management believes will not be covered by the reserve.

The activity in our reserve for sales recourse obligations associated with the real estate loan sales during 2014 and other prior sales of finance receivables was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014

Balance at beginning of period	$18	$5	$24	$5
Recourse losses	—	—	(5)	—
Provision for recourse obligations, net of recoveries *	—	8	(1)	8
Balance at end of period	$18	$13	$18	$13

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

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

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March of 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $8 million at September 30, 2015 and $14 million at December 31, 2014. We do not believe that any additional losses related to PPI claims in excess of the amounts accrued will have a material adverse effect on our condensed consolidated financial statements as a whole.

15. Benefit Plans

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Pension
Components of net periodic benefit cost:
Interest cost	$4	$3	$12	$11
Expected return on assets	(5)	(4)	(14)	(12)
Net periodic benefit cost	$(1)	$(1)	$(2)	$(1)

The components of net periodic benefit cost with respect to our post retirement plan were less than $1 million for the three and nine months ended September 30, 2015 and 2014 and, therefore, were not included in the table above.

16. Segment Information

Our segments coincide with how our businesses are managed. At September 30, 2015, our three segments include:

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

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include: (i) our legacy operations in 14 states where we have also ceased branch-based personal lending; (ii) our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of our United Kingdom subsidiary.

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

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

Three Months Ended September 30, 2015
Interest income	$289	$113	$17	$1	$3	$423
Interest expense	43	22	58	16	32	171
Provision for finance receivable losses	62	19	(4)	—	5	82
Net interest income (loss) after provision for finance receivable losses	184	72	(37)	(15)	(34)	170
Other revenues	55	—	(2)	4	(2)	55
Other expenses	157	14	8	2	1	182
Income (loss) before provision for (benefit from) income taxes	82	58	(47)	(13)	(37)	43
Income before provision for income taxes attributable to non-controlling interests	—	31	—	—	—	31
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$82	$27	$(47)	$(13)	$(37)	$12

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

Three Months Ended September 30, 2014
Interest income	$234	$84	$94	$4	$16	$432
Interest expense	39	12	83	2	36	172
Provision for finance receivable losses	55	18	37	2	(19)	93
Net interest income (loss) after provision for finance receivable losses	140	54	(26)	—	(1)	167
Other revenues	60	1	284	1	317	663
Other expenses	131	12	36	3	—	182
Income (loss) before provision for (benefit from) income taxes	69	43	222	(2)	316	648
Income before provision for income taxes attributable to non-controlling interests	—	23	—	—	—	23
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$69	$20	$222	$(2)	$316	$625

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

At or for the Nine Months Ended September 30, 2015
Interest income	$810	$356	$52	$6	$—	$10	$1,234
Interest expense	119	67	177	48	(5)	94	500
Provision for finance receivable losses	170	69	(7)	1	—	14	247
Net interest income (loss) after provision for finance receivable losses	521	220	(118)	(43)	5	(98)	487
Other revenues	161	5	4	10	(5)	(8)	167
Other expenses	448	45	24	17	—	3	537
Income (loss) before provision for (benefit from) income taxes	234	180	(138)	(50)	—	(109)	117
Income before provision for income taxes attributable to non-controlling interests	—	93	—	—	—	—	93
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$234	$87	$(138)	$(50)	$—	$(109)	$24

Assets	$5,628	$1,751	$3,551	$1,471	$—	$(19)	$12,382

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

At or for the Nine Months Ended September 30, 2014
Interest income	$663	$84	$382	$13	$84	$1,226
Interest expense	121	12	287	6	100	526
Provision for finance receivable losses	148	18	119	7	(18)	274
Net interest income (loss) after provision for finance receivable losses	394	54	(24)	—	2	426
Other revenues	167	1	196	5	486	855
Other expenses	380	12	77	14	2	485
Income (loss) before provision for (benefit from) income taxes	181	43	95	(9)	486	796
Income before provision for income taxes attributable to non-controlling interests	—	23	—	—	—	23
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$181	$20	$95	$(9)	$486	$773

Assets (a) (b)	$4,626	$2,239	$3,720	$705	$16	$11,306

(a)	As a result of our early adoption of ASU 2015-03, we reclassified $29 million of debt issuance costs from other assets to long-term debt as of September 30, 2014.

(b)	See Note 1 for further information on the correction of this prior period disclosure.

17. Fair Value Measurements

The fair value of a financial instrument is the amount that would be expected to be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions.

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2015
Assets
Cash and cash equivalents	$2,461	$295	$—	$2,756	$2,756
Investment securities	—	1,730	12	1,742	1,742
Net finance receivables, less allowance for finance receivable losses	—	—	6,667	6,667	6,040
Finance receivables held for sale	—	—	802	802	797
Note receivable from parent	—	322	—	322	322
Restricted cash and cash equivalents	270	—	—	270	270
Other assets:
Commercial mortgage loans	—	—	71	71	71
Escrow advance receivable	—	—	10	10	10
Receivables from parent and affiliates	—	7	—	7	7
Receivables related to sales of real estate loans and related trust assets	—	3	—	3	9

Liabilities
Long-term debt	$—	$10,212	$—	$10,212	$9,555
Payables to parent and affiliates	—	19	—	19	19

December 31, 2014
Assets
Cash and cash equivalents	$584	$165	$—	$749	$749
Investment securities	—	2,913	9	2,922	2,922
Net finance receivables, less allowance for finance receivable losses	—	—	6,949	6,949	6,278
Finance receivables held for sale	—	—	209	209	205
Note receivable from parent	—	251	—	251	251
Restricted cash and cash equivalents	218	—	—	218	218
Other assets:
Commercial mortgage loans	—	—	78	78	85
Escrow advance receivable	—	—	8	8	8
Receivables from parent and affiliates	—	12	—	12	12
Receivables related to sales of real estate loans and related trust assets	—	67	—	67	79

Liabilities
Long-term debt	$—	$9,182	$—	$9,182	$8,356
Payables to parent and affiliates	—	48	—	48	48

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2015
Assets
Cash equivalents in mutual funds	$750	$—	$—	$750
Cash equivalents in certificates of deposit and commercial paper	—	295	—	295
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	68	—	68
Obligations of states, municipalities, and political subdivisions	—	84	—	84
Corporate debt	—	245	—	245
RMBS	—	79	—	79
CMBS	—	39	—	39
CDO/ABS	—	32	—	32
Total bonds	—	547	—	547
Preferred stock	—	6	10	16
Other long-term investments (a)	—	—	1	1
Total available-for-sale securities (b)	—	553	11	564
Trading securities:
Bonds:
U.S. government and government sponsored entities	—	783	—	783
Corporate debt	—	196	—	196
RMBS	—	2	—	2
CMBS	—	45	—	45
CDO/ABS	—	151	—	151
Total trading securities	—	1,177	—	1,177
Total investment securities	—	1,730	11	1,741
Restricted cash in mutual funds	252	—	—	252
Total	$1,002	$2,025	$11	$3,038

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2014
Assets
Cash equivalents in mutual funds	$236	$—	$—	$236
Cash equivalents in certificates of deposit and commercial paper	—	165	—	165
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	64	—	64
Obligations of states, municipalities, and political subdivisions	—	102	—	102
Certificates of deposit and commercial paper	—	1	—	1
Corporate debt	—	263	4	267
RMBS	—	73	—	73
CMBS	—	21	3	24
CDO/ABS	—	61	—	61
Total bonds	—	585	7	592
Preferred stock	—	7	—	7
Other long-term investments (a)	—	—	1	1
Total available-for-sale securities (b)	—	592	8	600
Trading securities:
Bonds:
U.S. government and government sponsored entities	—	302	—	302
Obligations of states, municipalities, and political subdivisions	—	14	—	14
Certificates of deposit and commercial paper	—	238	—	238
Non-U.S. government and government sponsored entities	—	20	—	20
Corporate debt	—	1,056	—	1,056
RMBS	—	35	—	35
CMBS	—	149	—	149
CDO/ABS	—	507	—	507
Total trading securities	—	2,321	—	2,321
Total investment securities	—	2,913	8	2,921
Restricted cash in mutual funds	207	—	—	207
Total	$443	$3,078	$8	$3,529

(a)	Other long-term investments excludes an immaterial interest in a limited partnership that we account for using the equity method.

(b)	Common stocks not carried at fair value totaled $1 million at September 30, 2015 and December 31, 2014 and, therefore, have been excluded from the table above.

We had no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2015:

		Net gains (losses) included in:		Purchases, sales, issues, settlements *	Transfers into Level 3	Transfers out of Level 3	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended September 30, 2015
Investment securities:
Available-for-sale securities:
Preferred stock	$—	$—	$—	$10	$—	$—	$10
Other long-term investments	1	—	—	—	—	—	1
Total	$1	$—	$—	$10	$—	$—	$11

*	“Purchases, sales, issues, and settlements” column consisted only of purchases.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2014:

		Net gains (losses) included in:		Purchases, sales, issues, settlements	Transfers into Level 3	Transfers out of Level 3	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended September 30, 2014
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$5	$—	$—	$—	$—	$—	$5
Other long-term investments	1	—	—	—	—	—	1
Total available-for-sale securities	6	—	—	—	—	—	6
Trading securities:
Bonds:
CDO/ABS	6	—	—	—	—	—	6
Total	$12	$—	$—	$—	$—	$—	$12

The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2015:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3	Transfers out of Level 3 (b)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Nine Months Ended September 30, 2015
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$(4)	$—	$—	$—
CMBS	3	—	—	—	—	(3)	—
Total bonds	7	—	—	(4)	—	(3)	—
Preferred stock	—	—	—	10	—	—	10
Other long-term investments	1	—	—	—	—	—	1
Total	$8	$—	$—	$6	$—	$(3)	$11

(a)	The detail of purchases and settlements is presented in the table below:

(dollars in millions)	Purchases	Settlements	Total

Nine Months Ended September 30, 2015
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$—	$(4)	$(4)
Preferred stock	10	—	10
Total	$10	$(4)	$6

(b)	During the nine months ended September 30, 2015, we transferred CMBS securities totaling $3 million out of Level 3 primarily related to the greater observability of pricing inputs.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2014:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Nine Months Ended September 30, 2014
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13	$—	$—	$(8)	$—	$—	$5
CDO/ABS	1	—	—	—	—	(1)	—
Total bonds	14	—	—	(8)	—	(1)	5
Other long-term investments	1	—	—	—	—	—	1
Total available-for-sale securities	15	—	—	(8)	—	(1)	6
Trading securities:
Bonds:
RMBS	—	—	—	—	1	(1)	—
CDO/ABS	7	—	—	—	—	(1)	6
Total trading securities	7	—	—	—	1	(2)	6
Total	$22	$—	$—	$(8)	$1	$(3)	$12

(a)	“Purchases, sales, issues, and settlements” column consisted only of settlements.

(b)	During the nine months ended September 30, 2014, we transferred $1 million of RMBS securities into Level 3 primarily related to the re-evaluated observability of pricing inputs.

(c)	During the nine months ended September 30, 2014, we transferred RMBS and CDO/ABS securities totaling $3 million out of Level 3 primarily related to the re-evaluated observability of pricing inputs.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at September 30, 2015 and December 31, 2014 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2015	December 31, 2014
Corporate debt	Discounted cash flows	Yield	—	1.05% (a)
RMBS	Discounted cash flows	Spread	743 bps (a)	736 bps (a) (b)
CMBS	Discounted cash flows	Spread	—	139 bps (a) (b)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (c)	N/A (c)
Preferred stock	Market approach	Historical cost Operating performance	N/A (c)	N/A (c)

(a)	At September 30, 2015 and December 31, 2014, RMBS consisted of one bond, which was less than $1 million. At December 31, 2014, corporate debt and CMBS also consisted of one bond.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *
(dollars in millions)	Level 1	Level 2	Level 3	Total

September 30, 2015
Assets
Real estate owned	$—	$—	$12	$12
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$20	$20

December 31, 2014
Assets
Real estate owned	$—	$—	$19	$19
Commercial mortgage loans	—	—	11	11
Total	$—	$—	$30	$30

*	The fair value information presented in the table above is as of the date the fair value adjustment was recorded.

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Assets
Real estate owned	$1	$3	$3	$13
Commercial mortgage loans	—	(1)	(2)	(2)
Total	$1	$2	$1	$11

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three and nine months ended September 30, 2015 and 2014 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value for the three and nine months ended September 30, 2015 and 2014 and recorded the net impairments in investment revenues.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2015	December 31, 2014
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach Income approach Cost approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

*	Not applicable.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At September 30, 2015, we had no debt carried at fair value under the fair value option.

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

Overview

Springleaf is a leading consumer finance company providing responsible loan products primarily to non-prime customers. We originate consumer loans through our network of 823 branch offices in 27 states and on a centralized basis as part of our centralized operations. We also pursue strategic acquisitions of loan portfolios. Through two insurance subsidiaries, we write credit and non-credit insurance policies covering our customers.

OUR PRODUCTS

Our core product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At September 30, 2015, we had over 855,000 personal loans, representing $4.0 billion of net finance receivables, of which $2.2 billion, or 56%, were secured by collateral consisting of titled personal property (such as automobiles) and $1.8 billion, or 44%, were secured by consumer household goods or other items of personal property or were unsecured. Personal loans held for sale totaled $608 million at September 30, 2015.

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

•
SpringCastle Portfolio — We service the SpringCastle Portfolio that was acquired by an indirect subsidiary of SHI through a joint venture in which SFC currently owns a 47% equity interest. These loans include unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. At September 30, 2015, the SpringCastle Portfolio included over 242,000 of acquired loans, representing $1.7 billion in net finance receivables.

Our non-core and non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.3 billion real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. We continue to service the liquidating real estate loans and support any advances on open-end accounts. At September 30, 2015, we had $547 million of real estate loans held for investment, of which $209 million, or 38%, were secured by first mortgages and $338 million, or 62%, were secured by second mortgages. Real estate loans held for sale totaled $189 million at September 30, 2015, all of which were secured by first mortgages.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At September 30, 2015, we had three business segments: Consumer and Insurance, Acquisitions and Servicing, and Real Estate. The Acquisitions and Servicing segment was added effective July 31, 2014, as a result of the SAC Capital Contribution on July 31, 2014.

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

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments.

Third Quarter Segment Highlights

•	Net finance receivables — Consumer and Insurance reached $4.6 billion at September 30, 2015, including $608 million personal loans held for sale, compared to $3.6 billion at September 30, 2014.

•
Origination volume — Consumer and Insurance totaled $1.1 billion for the third quarter of 2015 compared to $914 million for the third quarter of 2014 (including $273 million of direct auto loan originations during the third quarter of 2015 compared to $84 million during the third quarter of 2014).

•	Pretax core earnings (a non-GAAP measure) was $109 million for the third quarter of 2015 compared to $88 million for the third quarter of 2014.

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

SHI’S EQUITY OFFERING

On May 4, 2015, SHI completed an offering of 27,864,525 shares of its common stock, consisting of 19,417,476 shares of common stock offered by SHI and 8,447,049 shares of common stock offered by the Initial Stockholder. Upon completion of this offering, the Initial Stockholder owned approximately 58% of SHI common stock, and the economic interests of Fortress and AIG were reduced to approximately 55% and 3%, respectively.

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

SECURITIZATIONS

During the first nine months of 2015, we completed five securitizations, including two consumer loan securitizations, two auto loan conduit securitizations, and one personal loan conduit securitization. We also sold certain SpringCastle 2014-A Notes that were previously retained, extended the revolving periods on three existing conduits, amended an existing conduit to remove the minimum balance requirement and reduce the maximum principal balance, and drew $100 million under the notes of an existing conduit. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further information on these securitizations.

CUSTOMER REWARDS PROGRAM

During the second quarter of 2015, Springleaf launched Springleaf Rewards, a unique digital loyalty program that is designed to encourage credit education, positive customer behavior and brand engagement. The program rewards customers for a range of activities, such as consistently paying their bills on-time, interacting with Springleaf on social media and more. Unlike traditional rewards programs, Springleaf Rewards allows members to accrue points for doing things that help them establish and build their credit, such as viewing personal financial education videos and budgeting tutorials on line, monitoring their credit score, and paying on time. Customers also earn points for enrolling in conveniences like paperless statements and automatic payments. Since its launch in mid-June, more than 47,000 customers have signed up to start earning rewards. Springleaf Rewards members can choose how and when to redeem their points. Points can be exchanged for a variety of gift cards for nationwide retailers, restaurants and other merchants.

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

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income:
Finance charges	$419	$385	$1,221	$1,172
Finance receivables held for sale originated as held for investment	4	47	13	54
Total interest income	423	432	1,234	1,226

Interest expense	171	172	500	526

Net interest income	252	260	734	700

Provision for finance receivable losses	82	93	247	274

Net interest income after provision for finance receivable losses	170	167	487	426

Other revenues:
Insurance	40	44	116	125
Investment	11	12	43	32
Net loss on repurchases and repayments of debt	—	—	—	(7)
Net gain on fair value adjustments on debt	—	1	—	1
Net gain on sales of real estate loans and related trust assets	—	617	—	707
Other	4	(11)	8	(3)
Total other revenues	55	663	167	855

Other expenses:
Operating expenses:
Salaries and benefits	86	85	264	249
Other operating expenses	79	77	220	179
Insurance losses and loss adjustment expenses	17	20	53	57
Total other expenses	182	182	537	485

Income before provision for income taxes	43	648	117	796

Provision for income taxes	7	219	14	276

Net income	36	429	103	520

Net income attributable to non-controlling interests	31	23	93	23

Net income attributable to Springleaf Finance Corporation	$5	$406	$10	$497

Comparison of Consolidated Results for Three Months Ended September 30, 2015 and 2014

Finance charges increased for the three months ended September 30, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Three Months Ended September 30,
Decrease in average net receivables	$(66)
Increase in yield	100
Total	$34

Average net receivables decreased for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease also reflected the liquidating status of the acquired SpringCastle Portfolio. This decrease was partially offset by (i) higher personal loan average net receivables resulting from our continued focus on personal loan originations though our branch network and centralized operations and growth in our auto loan product and (ii) higher SpringCastle average net receivables resulting from the SAC Capital Contribution on July 31, 2014.

Yield increased for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to a higher proportion of personal loans, which have higher yields, as a result of the real estate loan sales during 2014. The increase in yield was partially offset by the launch of our auto loan product in June of 2014, which generally has lower yields.

Interest income on finance receivables held for sale decreased $43 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to lower average finance receivables held for sale during the 2015 period.

Interest expense decreased for the three months ended September 30, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Three Months Ended September 30,
Increase in average debt	$13
Decrease in weighted average interest rate	(14)
Total	$(1)

Average debt increased for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to debt issuances pursuant to our consumer securitization transactions completed during the past twelve months. These increases were partially offset by debt repurchases and repayments of $3.3 billion during the past twelve months and the elimination of $3.4 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt.

The weighted average interest rate on our debt decreased for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount, established at the date of the Fortress Acquisition, applied to long-term debt. This decrease was partially offset by the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates.

Provision for finance receivable losses decreased $11 million for the three months ended September 30, 2015 when compared to the same period in 2014. This decrease was primarily due to reductions in net charge-offs and the allowance requirements on our real estate loans as a result of the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by (i) one additional month of net charge-offs on the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014 and (ii) higher net charge-offs on our personal loans primarily due to growth in our personal loans during the past twelve months and a higher personal loan delinquency ratio at September 30, 2015.

Insurance revenues decreased $4 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

Net gain on sales of real estate loans and related trust assets of $617 million for the three months ended September 30, 2014 reflected the reversal of the remaining push-down accounting adjustment for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

Other revenues — other increased $15 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to (i) lower net charge-offs on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the 2015 period and (ii) higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the 2015 period to fund the operations of its subsidiaries. This increase was partially offset by servicing fee revenues during the 2014 period for the servicing of the real estate loans included in the MSR Sale. We continued to service these loans on behalf of Nationstar until the servicing transfer on September 30, 2014, under an interim servicing agreement.

Insurance losses and loss adjustment expenses decreased $3 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to favorable variances in benefit reserves.

Provision for income taxes totaled $7 million for the three months ended September 30, 2015 compared to $219 million for the same period in 2014. The effective tax rate for the three months ended September 30, 2015 was 16.1% compared to 33.8% for the same period in 2014. The effective tax rates for the three months ended September 30, 2015 and 2014 differed from the federal statutory rates primarily due to the effect of the non-controlling interest in our joint venture.

Comparison of Consolidated Results for Nine Months Ended September 30, 2015 and 2014

Finance charges increased for the nine months ended September 30, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Nine Months Ended September 30,
Decrease in average net receivables	$(313)
Increase in yield	362
Total	$49

Average net receivables decreased for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease also reflected the liquidating status of the acquired SpringCastle Portfolio. This decrease was partially offset by (i) higher personal loan average net receivables resulting from our continued focus on personal loan originations through our branch network and centralized operations and the launch of our auto loan product in June of 2014 and (ii) higher SpringCastle average net receivables resulting from the SAC Capital Contribution on July 31, 2014.

Yield increased for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to a higher proportion of personal loans, which have higher yields, as a result of the real estate loan sales during 2014. The increase in yield was partially offset by the launch of our auto loan product in June of 2014, which generally has lower yields.

Interest income on finance receivables held for sale decreased $41 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to lower average finance receivables held for sale during the 2015 period.

Interest expense decreased for the nine months ended September 30, 2015 when compared to the same period in 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014 - Nine Months Ended September 30,
Decrease in average debt	$(16)
Decrease in weighted average interest rate	(10)
Total	$(26)

Average debt decreased for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to debt repurchases and repayments of $3.3 billion during the past twelve months and the elimination of $3.4 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt. These decreases were partially offset by net debt issuances pursuant to our consumer securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt decreased for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount, established at the date of the Fortress Acquisition, applied to long-term debt. This decrease was partially offset by the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates.

Provision for finance receivable losses decreased $27 million for the nine months ended September 30, 2015 when compared to the same period in 2014. This decrease was primarily due to reductions in the allowance requirements and net charge-offs on our real estate loans as a result of the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by (i) an additional seven months of net charge-offs on the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014 and (ii) higher net charge-offs on our personal loans primarily due to growth in our personal loans during the past twelve months and a higher personal loan delinquency ratio at September 30, 2015.

Insurance revenues decreased $9 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

Investment revenues increased $11 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to investment income generated from investing the proceeds of the real estate loan sales in 2014.

Net loss on repurchases and repayments of debt of $7 million for the nine months ended September 30, 2014 reflected repurchases of debt at net amounts greater than carrying value.

Net gain on sales of real estate loans and related trust assets of $707 million for the nine months ended September 30, 2014 reflected the reversal of the remaining push-down accounting adjustment for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

Other revenues — other increased $11 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to (i) lower net charge-offs recognized on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the 2015 period and (ii) higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the 2015 period to fund the operations of its subsidiaries. This increase was partially offset by servicing fee revenues during the 2014 period for the servicing of the real estate loans included in the MSR Sale. We continued to service these loans on behalf of Nationstar until the servicing transfer on September 30, 2014, under an interim servicing agreement.

Salaries and benefits increased $15 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 related to the rights of certain executives to a portion of the cash proceeds from the sale of SHI’s common stock by the Initial

Stockholder. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the equity offering.

Other operating expenses increased $41 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to an additional seven months of servicing expenses for the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. This increase also reflected higher advertising and information technology expenses. The increase in advertising expenses reflected an increase in direct mailings to pre-approved customers, our increased focus on e-commerce and social media marketing, and our marketing efforts on our auto loan product during 2015. The increase in other operating expenses was partially offset by (i) one-time costs of $7 million recorded in the 2014 period related to the real estate loan sales; (ii) a $5 million reduction in reserves related to estimated PPI claims during the second quarter of 2015; and (iii) lower subservicing fees on our real estate loans as a result of the real estate loan sales during 2014. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information on the loss contingencies related to PPI claims.

Insurance losses and loss adjustment expenses decreased $4 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to favorable variances in claim reserves and benefit reserves.

Provision for income taxes totaled $14 million for the nine months ended September 30, 2015 compared to $276 million for the same period in 2014. The effective tax rate for the nine months ended September 30, 2015 was 12.1% compared to 34.7% for the same period in 2014. The effective tax rates for the nine months ended September 30, 2015 and 2014 differed from the federal statutory rates primarily due to the effect of the non-controlling interest in our joint venture.

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

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Income before provision for income taxes - push-down accounting basis	$43	$648	$117	$796
Interest income adjustments (a)	(3)	(16)	(10)	(84)
Interest expense adjustments (b)	32	36	94	100
Provision for finance receivable losses adjustments (c)	5	(19)	14	(18)
Repurchases and repayments of long-term debt adjustments (d)	—	—	—	(4)
Fair value adjustments on debt (e)	—	—	—	8
Sales of finance receivables held for sale originated as held for investment adjustments (f)	—	(330)	—	(505)
Amortization of other intangible assets (g)	2	—	4	3
Other (h)	1	13	7	14
Income before provision for income taxes - historical accounting basis	$80	$332	$226	$310

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

Components of interest income adjustments consisted of:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Accretion of net discount applied to non-credit impaired net finance receivables	$(3)	$(12)	$(9)	$(62)
Purchased credit impaired finance receivables finance charges	(1)	(5)	(2)	(29)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	1	1	1	7
Total	$(3)	$(16)	$(10)	$(84)

(b)
Interest expense adjustments consist of: (1) the accretion of the net discount applied to long-term debt to revalue the debt securities to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related debt securities; and (2) the elimination of the accretion or amortization of historical discounts, premiums, commissions, and fees.

Components of interest expense adjustments were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Accretion of net discount applied to long-term debt	$33	$37	$97	$111
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(1)	(1)	(3)	(11)
Total	$32	$36	$94	$100

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

Components of provision for finance receivable losses adjustments were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Allowance for finance receivable losses adjustments	$7	$(13)	$18	$9
Net charge-offs	(2)	(6)	(4)	(27)
Total	$5	$(19)	$14	$(18)

(d)	Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

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

At September 30, 2015 and December 31, 2014, the remaining unaccreted push-down accounting basis totaled $14 million and $5 million, respectively, for net finance receivables, less allowance for finance receivable losses, and $461 million and $561 million, respectively, for long-term debt.

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

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis), and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income	$402	$318	$1,166	$747

Interest expense	65	51	186	133

Net interest income	337	267	980	614

Provision for finance receivable losses	81	73	239	166

Net interest income after provision for finance receivable losses	256	194	741	448

Other revenues:
Insurance	40	44	116	125
Investment	12	13	43	35
Net loss on repurchases and repayments of debt	—	—	—	(1)
Net gain on fair value adjustments on debt	—	1	—	1
Other	3	3	7	8
Total other revenues	55	61	166	168

Other expenses:
Operating expenses:
Salaries and benefits	82	65	236	205
Other operating expenses	72	57	204	129
Insurance losses and loss adjustment expenses	17	21	53	58
Total other expenses	171	143	493	392

Pretax operating income	140	112	414	224

Pretax operating income attributable to non-controlling interests	31	23	93	23

Pretax operating income attributable to Springleaf Finance Corporation	$109	$89	$321	$201

Selected financial statistics for Consumer and Insurance (which are reported on a historical accounting basis) and Acquisitions and Servicing were as follows:

(dollars in millions)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2015	2014	2015	2014

Consumer and Insurance
Finance receivables held for investment:
Net finance receivables			$3,973	$3,550
Number of accounts			852,457	885,646

TDR finance receivables			$27	$18
Allowance for finance receivable losses - TDR			$7	$1
Provision for finance receivable losses - TDR	$4	$1	$14	$1

Average net receivables	$4,417	$3,456	$4,086	$3,277
Yield	26.00%	27.04%	26.46%	27.02%

Gross charge-off ratio	5.18%	5.46%	5.77%	5.59%
Recovery ratio	(0.90)%	(0.79)%	(0.89)%	(0.67)%
Charge-off ratio	4.28%	4.67%	4.88%	4.92%
Delinquency ratio			3.31%	2.54%

Origination volume	$1,137	$914	$3,168	$2,570
Number of accounts originated	212,707	190,593	586,973	559,218

Finance receivables held for sale:
Net finance receivables			$608	$—
Number of accounts			144,392	—

TDR finance receivables			$2	$—

Acquisitions and Servicing
Net finance receivables			$1,667	$2,083
Number of accounts			242,660	291,153

TDR finance receivables			$12	$8
Allowance for finance receivable losses - TDR			$4	$2
Provision for finance receivable losses - TDR	$1	$2	$2	$2

Average net receivables *	$1,714	$2,122	$1,818	$2,122
Yield	26.04%	23.61%	26.17%	23.61%

Net charge-off ratio	4.39%	5.17%	4.98%	5.17%
Delinquency ratio			4.06%	5.11%

*	Acquisitions and Servicing average net receivables for the three and nine months ended September 30, 2014 reflect a two-month average since the SAC Capital Contribution occurred on July 31, 2014.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
(dollars in millions)	2015	2014

Interest income:
Finance charges - Consumer and Insurance	$289	$234
Finance charges - Acquisitions and Servicing	113	84
Total	$402	$318

Finance charges — Consumer and Insurance increased $55 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to increases in average net receivables, partially offset by a decrease in yield. Average net receivables increased for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to increased originations on personal loans resulting from our continued focus on personal loans, and growth in our auto loan product. At September 30, 2015, we had over 69,000 auto loans totaling $818 million compared to 6,800 auto loans totaling $89 million at September 30, 2014. Yield decreased for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to the higher proportion of our auto loan product, which generally has lower yields.

Finance charges — Acquisitions and Servicing increased $29 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to one additional month of finance charges on the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. This increase was partially offset by the liquidating status of the acquired portfolio.

(dollars in millions)	Three Months Ended September 30,
	2015	2014

Interest expense - Consumer and Insurance	$43	$39
Interest expense - Acquisitions and Servicing	22	12
Total	$65	$51

Interest expense — Consumer and Insurance increased $4 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by a reduction in the utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense — Acquisitions and Servicing increased $10 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to the refinance of the SpringCastle 2013-A Notes in October 2014, which resulted in an increase in average debt. This increase also reflected one additional month of interest expense on the long-term debt associated with the securitization of the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014.

(dollars in millions)	Three Months Ended September 30,
	2015	2014

Provision for finance receivable losses - Consumer and Insurance	$62	$55
Provision for finance receivable losses - Acquisitions and Servicing	19	18
Total	$81	$73

Provision for finance receivable losses — Consumer and Insurance increased $7 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to higher net charge-offs on our personal loans during the 2015 period primarily due to growth in our personal loans during the past twelve months and a higher personal loan delinquency ratio at September 30, 2015.

Provision for finance receivable losses — Acquisitions and Servicing increased $1 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to one additional month of provision for finance receivable losses associated with the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. This increase was partially offset by the improved credit quality of the SpringCastle Portfolio reflecting improvements in servicing of the acquired portfolio and its liquidating status.

Insurance revenues decreased $4 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

(dollars in millions)	Three Months Ended September 30,
	2015	2014

Salaries and benefits - Consumer and Insurance	$82	$65
Salaries and benefits - Acquisitions and Servicing	—	—
Total	$82	$65

Salaries and benefits — Consumer and Insurance increased $17 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to higher variable compensation reflecting increased originations of personal loans and increased staffing in our centralized operations. This increase also reflected the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

(dollars in millions)	Three Months Ended September 30,
	2015	2014

Other operating expenses - Consumer and Insurance	$58	$45
Other operating expenses - Acquisitions and Servicing	14	12
Total	$72	$57

Other operating expenses — Consumer and Insurance increased $13 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to: (i) higher advertising expenses reflecting our increased focus on e-commerce and social media marketing and our marketing efforts on our auto loan product during 2015; (ii) higher occupancy costs resulting from increased general maintenance costs of our branches; and (iii) higher information technology expenses reflecting increased depreciation and software maintenance as a result of software purchases and the capitalization of internally developed software. This increase also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

Other operating expenses — Acquisitions and Servicing increased $2 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to one additional month of other operating expenses during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. This increase was partially offset by the improved credit quality and the liquidation status of the acquired portfolio.

Insurance losses and loss adjustment expenses decreased $4 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to favorable variances in benefit reserves.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2015 and 2014

(dollars in millions)	Nine Months Ended September 30,
	2015	2014

Interest income:
Finance charges - Consumer and Insurance	$810	$663
Finance charges - Acquisitions and Servicing	356	84
Total	$1,166	$747

Finance charges — Consumer and Insurance increased $147 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to increases in average net receivables, partially offset by a decrease in yield. Average net receivables increased for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to increased originations on personal loans resulting from our continued focus on personal loans, including the launch of our auto loan product in June of 2014. At September 30, 2015, we had over 69,000 auto loans totaling $818 million compared to 6,800 auto loans totaling $89 million at September 30, 2014. Yield decreased for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to the higher proportion of our auto loan product, which generally has lower yields.

Finance charges — Acquisitions and Servicing increased $272 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to an additional seven months of finance charges on the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. The increase was partially offset by the liquidating status of the acquired portfolio.

(dollars in millions)	Nine Months Ended September 30,
	2015	2014

Interest expense - Consumer and Insurance	$119	$121
Interest expense - Acquisitions and Servicing	67	12
Total	$186	$133

Interest expense — Consumer and Insurance decreased $2 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to a reduction in the utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates. This decrease was partially offset by additional funding required to support increased originations of personal loans.

Interest expense — Acquisitions and Servicing increased $55 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to an additional seven months of interest expense on the long-term debt associated with the securitization of the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. This increase also reflected the refinance of the SpringCastle 2013-A Notes in October 2014, which resulted in an increase in average debt.

(dollars in millions)	Nine Months Ended September 30,
	2015	2014

Provision for finance receivable losses - Consumer and Insurance	$170	$148
Provision for finance receivable losses - Acquisitions and Servicing	69	18
Total	$239	$166

Provision for finance receivable losses — Consumer and Insurance increased $22 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to higher net charge-offs on our personal loans during the 2015 period primarily due to growth in our personal loans during the past twelve months and a higher personal loan delinquency ratio at September 30, 2015.

Provision for finance receivable losses — Acquisitions and Servicing increased $51 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to an additional seven months of provision for finance receivable losses associated with the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. This increase was partially offset by the improved credit quality of the SpringCastle Portfolio reflecting improvements in servicing of the acquired portfolio and its liquidating status.

Insurance revenues decreased $9 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to decreases in credit and non-credit earned premiums. The decrease in credit earned premiums reflected the cancellations of dwelling policies as a result of the real estate loan sales during 2014. The decrease in non-credit earned premiums reflected fewer non-credit policies written.

Investment revenues increased $8 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to investment income generated from an investment in SpringCastle debt, which is eliminated in our consolidating operating results.

(dollars in millions)	Nine Months Ended September 30,
	2015	2014

Salaries and benefits - Consumer and Insurance	$236	$205
Salaries and benefits - Acquisitions and Servicing	—	—
Total	$236	$205

Salaries and benefits — Consumer and Insurance increased $31 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to higher variable compensation reflecting increased originations of personal loans and increased staffing in our centralized operations. This increase also reflected the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

(dollars in millions)	Nine Months Ended September 30,
	2015	2014

Other operating expenses - Consumer and Insurance	$159	$117
Other operating expenses - Acquisitions and Servicing	45	12
Total	$204	$129

Other operating expenses — Consumer and Insurance increased $42 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to: (i) higher advertising expenses reflecting our increased focus on e-commerce and social media marketing and our marketing efforts on our auto loan product during 2015; (ii) higher professional fees relating to legal and audit services; (iii) higher credit, collection and losses reflecting growth in personal loans, including our auto loan product: (iv) higher occupancy costs resulting from increased general maintenance costs of our branches and higher leasehold improvement amortization expense from the servicing facilities added in 2014; and (v) higher information technology expenses reflecting increased depreciation and software maintenance as a result of software purchases and the capitalization of internally developed software. This increase also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

Other operating expenses — Acquisitions and Servicing increased $33 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to an additional seven months of other operating expenses during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. This increase was partially offset by the improved credit quality and the liquidation status of the acquired portfolio.

Insurance losses and loss adjustment expenses decreased $5 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to favorable variances in claim reserves and benefit reserves.

Reconciliation of Income before Provision for Income Taxes on Historical Accounting Basis to Pretax Core Earnings

Pretax core earnings is a key performance measure used by management in evaluating the performance of our Core Consumer Operations. Pretax core earnings represents our income before provision for income taxes on a historical accounting basis and excludes results of operations from our non-core portfolio (Real Estate) and other non-originating legacy operations, gains (losses) resulting from accelerated long-term debt repayment and repurchases of long-term debt related to Core Consumer Operations (attributable to SFC), gains (losses) on fair value adjustments on debt related to Core Consumer Operations (attributable to SFC), and results of operations attributable to non-controlling interests. Pretax core earnings provides us with a key measure of our Core Consumer Operations’ performance as it assists us in comparing its performance on a consistent basis. Management believes pretax core earnings is useful in assessing the profitability of our core business and uses pretax core earnings in evaluating our operating performance. Pretax core earnings is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow, and other measures of financial performance prepared in accordance with U.S. GAAP.

The following is a reconciliation of income before provision for income taxes on a historical accounting basis to pretax core earnings:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Income before provision for income taxes - historical accounting basis *	$80	$332	$226	$310
Adjustments:
Pretax operating (income) loss - Non-Core Portfolio Operations	47	(222)	138	(95)
Pretax operating loss - Other/non-originating legacy operations	13	2	50	9
Net loss from accelerated repayment/repurchase of debt - Core Consumer Operations (attributable to SFC)	—	—	—	1
Net gain on fair value adjustments on debt - Core Consumer Operations (attributable to SFC)	—	(1)	—	(1)
Pretax operating income attributable to non-controlling interests	(31)	(23)	(93)	(23)
Pretax core earnings	$109	$88	$321	$201

*	See reconciliation of income before provision for income taxes on a push-down accounting basis to a historical accounting basis, which is presented prior to “Segment Results”.

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income:
Finance charges	$14	$53	$43	$334
Finance receivables held for sale originated as held for investment	3	41	9	48
Total interest income	17	94	52	382

Interest expense	58	83	177	287

Net interest income (loss)	(41)	11	(125)	95

Provision for finance receivable losses	(4)	37	(7)	119

Net interest loss after provision for finance receivable losses	(37)	(26)	(118)	(24)

Other revenues:
Investment	—	(1)	8	(1)
Net loss on repurchases and repayments of debt	—	—	—	(10)
Net gain on fair value adjustments on debt	—	—	—	8
Net gain on sales of real estate loans and related trust assets *	—	287	—	202
Other	(2)	(2)	(4)	(3)
Total other revenues	(2)	284	4	196

Other expenses:
Operating expenses:
Salaries and benefits	3	18	9	35
Other operating expenses	5	18	15	42
Total other expenses	8	36	24	77

Pretax operating income (loss)	$(47)	$222	$(138)	$95

*
For purposes of our segment reporting presentation, we have combined the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2015	2014	2015	2014

Real Estate
Finance receivables held for investment:
Net finance receivables			$591	$702
Number of accounts			19,001	25,362

TDR finance receivables			$159	$160
Allowance for finance receivable losses - TDR			$53	$56
Provision for finance receivable losses - TDR	$1	$8	$3	$74

Average net receivables	$605	$2,867	$633	$6,512
Yield	9.15%	7.33%	9.11%	6.86%

Loss ratio *	3.28%	3.03%	3.93%	1.97%
Delinquency ratio			7.25%	7.31%

Finance receivables held for sale:
Net finance receivables			$186	$494
Number of accounts			3,283	7,427

TDR finance receivables			$189	$486

*
The loss ratio for the nine months ended September 30, 2014 reflects $2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March of 2014. Excluding these recoveries, our Real Estate loss ratio would have been 2.02% for the nine months ended September 30, 2014.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2015 and 2014

Finance charges decreased $39 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to decreases in average net receivables, partially offset by an increase in yield. Average net receivables decreased for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. The increase in yield for the three months ended September 30, 2015 reflected a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields.

Interest income on real estate loans held for sale decreased $38 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to lower average real estate loans held for sale during the 2015 period.

Interest expense decreased $25 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to the sales of the Company’s beneficial interests in the mortgage-backed retained certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt.

Provision for finance receivable losses decreased $41 million for the three months ended September 30, 2015 when compared to the same period in 2014. The decrease in provision for finance receivable losses reflected reductions in net charge-offs and the allowance requirements on our real estate loans recorded for the three months ended September 30, 2015, as a result of the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease also reflected a lower real estate loan delinquency ratio at September 30, 2015.

Net gain on sales of real estate loans and related trust assets of $287 million for the three months ended September 30, 2014 primarily reflected consideration of amounts greater than the historical carrying value of the real estate loans at the date of sale. The net gain also included proceeds of $39 million from the related MSR sale. The net gain was partially offset by the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans.

Salaries and benefits decreased $15 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

Other operating expenses decreased $13 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to lower professional services expenses and credit, collection and losses resulting from the sales of real estate loans during 2014. This decrease also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2015 and 2014

Finance charges decreased $291 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to decreases in average net receivables, partially offset by an increase in yield. Average net receivables decreased for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. The increase in yield for the nine months ended September 30, 2015 reflected a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields.

Interest income on real estate loans held for sale decreased $39 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to lower average real estate loans held for sale during the 2015 period.

Interest expense decreased $110 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to the sales of the Company’s beneficial interests in the mortgage-backed retained certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt.

Provision for finance receivable losses decreased $126 million for the nine months ended September 30, 2015 when compared to the same period in 2014. The decrease in provision for finance receivable losses reflected reductions in net charge-offs and the allowance requirements on our real estate loans recorded for the nine months ended September 30, 2015, as a result of the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease also reflected a lower real estate loan delinquency ratio at September 30, 2015.

Investment revenues of $8 million for the nine months ended September 30, 2015 reflected investment income generated from investing the proceeds of the real estate loan sales during 2014.

Net loss on repurchases and repayments of debt of $10 million for the nine months ended September 30, 2014, reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt of $8 million for the nine months ended September 30, 2014, reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components were marked-to-market on a recurring basis and were no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net gain on sales of real estate loans and related trust assets of $202 million for the nine months ended September 30, 2014, primarily reflected consideration of amounts greater than the historical carrying value of the real estate loans at the date of sale. The net gain also included proceeds of $39 million from the related MSR sale. The net gain was partially offset by the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans.

Salaries and benefits decreased $26 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

Other operating expenses decreased $27 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to lower professional services expenses and credit, collection and losses resulting from the sales of real estate loans during 2014. This decrease also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

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

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income	$1	$4	$6	$13

Interest expense	16	2	48	6

Net interest income (loss)	(15)	2	(42)	7

Provision for finance receivable losses	—	2	1	7

Net interest loss after provision for finance receivable losses	(15)	—	(43)	—

Other revenues:
Other	4	1	10	5
Total other revenues	4	1	10	5

Other expenses:
Operating expenses:
Salaries and benefits	1	2	19	9
Other operating expenses	1	1	(2)	5
Total other expenses	2	3	17	14

Pretax operating loss	$(13)	$(2)	$(50)	$(9)

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in millions)	September 30,
	2015	2014

Net finance receivables:
Personal loans	$19	$34
Real estate loans	—	7
Retail sales finance	29	59
Total	$48	$100

Comparison of Pretax Operating Results for Three and/or Nine Months Ended September 30, 2015 and 2014

Interest expense for the three and nine months ended September 30, 2015 when compared to the same periods in 2014 reflected higher interest expense on unsecured debt, which was allocated based on a higher cash balance resulting from the proceeds from the real estate sales in 2014.

Salaries and benefits for the nine months ended September 30, 2015 included non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 related to the rights of certain executives to a portion of the cash proceeds from the sale of SHI’s common stock by the Initial Stockholder. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information regarding SHI’s equity offering.

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

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2015
Net finance receivables:
60-89 days past due	$47	$24	$16	$1	$88
90-119 days past due	36	15	4	—	55
120-149 days past due	29	11	3	—	43
150-179 days past due	23	9	2	—	34
180 days or more past due	2	1	12	—	15
Total delinquent finance receivables	137	60	37	1	235
Current	3,784	1,562	497	25	5,868
30-59 days past due	69	45	13	1	128
Total	$3,990	$1,667	$547	$27	$6,231

December 31, 2014
Net finance receivables:
60-89 days past due	$36	$31	$12	$1	$80
90-119 days past due	30	19	9	—	58
120-149 days past due	24	16	5	1	46
150-179 days past due	21	14	4	—	39
180 days or more past due	2	2	12	—	16
Total delinquent finance receivables	113	82	42	2	239
Current	3,632	1,839	565	45	6,081
30-59 days past due	55	58	18	1	132
Total	$3,800	$1,979	$625	$48	$6,452

TROUBLED DEBT RESTRUCTURING

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

September 30, 2015
TDR net finance receivables	$29	$12	$200	$241
Allowance for TDR finance receivable losses	$7	$4	$30	$41
Number of TDR accounts	10,098	1,557	3,478	15,133

December 31, 2014
TDR net finance receivables	$22	$10	$196	$228
Allowance for TDR finance receivable losses	$1	$3	$32	$36
Number of TDR accounts	8,069	1,159	3,463	12,691

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

September 30, 2015
TDR net finance receivables	$2	$92	$94
Number of TDR accounts	746	1,313	2,059

December 31, 2014
TDR net finance receivables	$—	$91	$91
Number of TDR accounts	—	1,284	1,284

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

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $71 million as of September 30, 2015.

At September 30, 2015, we had $2.8 billion of cash and cash equivalents, and during the nine months ended September 30, 2015, SFC generated net income of $10 million. Our net cash inflow from operating and investing activities totaled $987 million for the nine months ended September 30, 2015. At September 30, 2015, our scheduled principal and interest payments on our existing debt (excluding securitizations) totaled $892 million for the remainder of 2015 and $678 million for 2016. As of September 30, 2015, we had $1.5 billion UPB of unencumbered personal loans (including $115 million held for sale) and $838 million UPB of unencumbered real estate loans (including $247 million held for sale).

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

LIQUIDITY

Operating Activities

Net cash provided by operations of $422 million for the nine months ended September 30, 2015 reflected net income of $103 million, the impact of non-cash items, and a favorable change in working capital of $15 million. Net cash provided by operations of $168 million for the nine months ended September 30, 2014 reflected net income of $520 million, the impact of non-cash items, and a favorable change in working capital of $18 million.

Investing Activities

Net cash provided by investing activities decreased $1.9 billion for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to the sales of real estate loans held for sale originated as held for investment during 2014. This decrease was partially offset by the sale of investment securities during 2015.

Financing Activities

Net cash provided by financing activities of $1.0 billion for the nine months ended September 30, 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations. Net cash used by financing activities of $1.1 billion for the nine months ended September 30, 2014 was primarily due to the repayments of the secured term loan and the 2013-BAC trust notes in late March of 2014.

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

As of September 30, 2015, we were in compliance with all of the covenants under our debt agreements. Additionally, SHI guarantees the payments of principal, premium (if any) and interest on certain senior notes and the junior subordinated debt of SFC. See Note 10 of the Notes to Condensed Financial Statements for further information on these guaranty agreements.

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

Based upon SFC’s financial results for the twelve months ended September 30, 2015, a mandatory trigger event occurred with respect to the payment due in January of 2016 as the average fixed charge ratio was 0.94x. As of September 30, 2015, SFC had not received from SFI the non-debt capital funding necessary to satisfy the January 2016 interest payments required by SFC’s debenture. SFC intends to issue one share of SFC common stock to SFI for $10.5 million in January of 2016 to satisfy the non-debt capital funding requirement.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of September 30, 2015, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations
SLFMT 2013-A	$568	$663	$249	$342	2.98%	Personal loans	2 years
SLFMT 2013-B	370	442	370	442	3.99%	Personal loans	3 years
SLFMT 2014-A	559	644	559	644	2.55%	Personal loans	2 years
SLFMT 2015-A	1,163	1,250	1,162	1,250	3.47%	Personal loans	3 years
SLFMT 2015-B	314	335	314	336	3.78%	Personal loans	5 years

Total consumer securitizations	2,974	3,334	2,654	3,014

SpringCastle Securitization
SCFT 2014-A	2,559	2,737	2,030	2,207	3.98%	Personal and junior mortgage loans	N/A (c)

Total secured structured financings	$5,533	$6,071	$4,684	$5,221

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

(c)	Not applicable.

In addition to the structured financings included in the table above, we have access to seven conduit facilities with a total borrowing capacity of $2.2 billion, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. At September 30, 2015, $100 million was drawn under these facilities.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted average interest rate	5.47%	5.45%	5.45%	5.39%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2015 or December 31, 2014, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of September 30, 2015, we had no repurchase activity related to these sales.

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

There have been no significant changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting as of December 31, 2014, described in our 2014 Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. We are placing a high priority on the remediation process and are committed to allocating the necessary resources to the remediation effort. To reduce the potential severity of the deficiency as soon as possible, we have focused our initial efforts on those spreadsheets and reports that present a higher risk of a misstatement. When fully implemented and operating effectively, our efforts are expected to remediate the material weakness. However, we cannot provide any assurance that these efforts will be successful or that they will cause our disclosure controls and procedures or internal control over financial reporting to be effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	November 9, 2015	By	/s/ Minchung (Macrina) Kgil
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