Form 10-K
period 2015-12-31
SPRINGLEAF FINANCE CORP
filed 2016-02-29
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

All of the registrant’s common stock is held by Springleaf Finance, Inc. The registrant is indirectly owned by OneMain Holdings, Inc.

At February 24, 2016, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned indirectly by OneMain Holdings, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on February 29, 2016 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof and the registrant is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 10, 11, 12 and 13 as permitted under General Instruction I(2)(c) on Form 10-K.

Forward-Looking Statements		3

PART I

Item 1.	Business	5

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	28

Item 2.	Properties	28

Item 3.	Legal Proceedings	28

Item 4.	Mine Safety Disclosures	28

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

Item 6.	Selected Financial Data	30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 8.	Financial Statements and Supplementary Data
	Reports of Independent Registered Public Accounting Firm	61
	Consolidated Balance Sheets	62
	Consolidated Statements of Operations	63
	Consolidated Statements of Comprehensive Income (Loss)	64
	Consolidated Statements of Shareholder’s Equity	65
	Consolidated Statements of Cash Flows	66
	Notes to Consolidated Financial Statements	68

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	142

Item 9A.	Controls and Procedures	142

Item 9B.	Other Information	142

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I (2)(c) of Form 10-K)	143

Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I (2)(c) of Form 10-K)	143

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I (2)(c) of Form 10-K)	143

Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction Independence I (2)(c) of Form 10-K)	143

Item 14.	Principal Accounting Fees and Services	143

PART IV

Item 15.	Exhibits and Financial Statement Schedules	144

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this presentation or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•
various risks relating to the proposed sale of branches to Lendmark Financial Services, LLC (the “Lendmark Sale”) in connection with the previously disclosed settlement with the U.S. Department of Justice (the “DOJ”), including the costs and effects of any failure or inability to consummate the Lendmark Sale timely or at all, which could potentially result in a sale of such branches to another buyer on terms less favorable than the proposed Lendmark Sale;

•	various uncertainties and risks in connection with the “OneMain Acquisition”, as defined in “Business Overview” in Item 1 on page 5 of this report, which may result in an adverse impact on us;

•
changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from our Consumer and Insurance segment;

•	levels of unemployment and personal bankruptcies;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•	war, acts of terrorism, riots, civil disruption, pandemics, cyber security breaches, or other events disrupting business or commerce;

•	changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•	the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or lack of capacity to repay;

•	changes in our ability to attract and retain employees or key executives to support our businesses;

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

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (which, among other things, established the Consumer Financial Protection Bureau, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•
potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a representation or warranty made in connection with such transactions;

•
the costs and effects of any actual or alleged violations of any federal, state or local laws, rules or regulations, including any litigation associated therewith, any impact to our business operations, reputation, financial position, results of operations or cash flows arising therefrom, any impact to our relationships with lenders, investors or other third parties attributable thereto, and the costs and effects of any breach of any representation, warranty or covenant under any of our contractual arrangements, including indentures or other financing arrangements or contracts, as a result of any such violation;

•
the costs and effects of any fines, penalties, judgments, decrees, orders, inquiries, investigations, subpoenas, or enforcement or other proceedings of any governmental or quasi-governmental agency or authority and any litigation associated therewith;

•	our continued ability to access the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•	our ability to comply with our debt covenants;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	the effects of any downgrade of our debt ratings by credit rating agencies, which could have a negative impact on our cost of and/or access to capital;

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

PART I

Item 1. Business.

BUSINESS OVERVIEW

Springleaf Finance Corporation is referred to in this report as “SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” “the Company,” “we,” “us,” or “our”.

As a leading consumer finance company, we:

•	provide responsible personal loan products;

•	offer credit and non-credit insurance;

•	pursue strategic acquisitions of loan portfolios; and

•	pursue acquisitions of companies and/or establish joint ventures.

Springleaf provides high quality origination, underwriting and servicing of personal loans, primarily to non-prime consumers. With an experienced management team, proven access to the capital markets, and strong demand for consumer credit, we believe we are well positioned for future growth. At December 31, 2015, we had $4.9 billion of personal loans due from over 1.0 million customer accounts (including personal loans held for sale of $617 million).

Our network of over 800 branches as of December 31, 2015 and expert personnel is complemented by our online consumer loan origination business and centralized operations, which allows us to reach customers located outside our branch footprint. In September 2015, we launched a new online consumer loan origination business (“iLoan”) to provide our current and prospective customers the option of obtaining an unsecured personal loan via a digital platform. We also pursue strategic acquisitions of loan portfolios through our Springleaf Acquisitions division, which we service through our centralized operations. We service the loans acquired through a joint venture in which we own a 47% equity interest (the “SpringCastle Portfolio”). In addition, we pursue fee-based opportunities in servicing loans for others in connection with potential strategic portfolio acquisitions through our centralized operations. See “Centralized Operations” for further information on our centralized servicing centers.

In connection with our personal loan business, our two insurance subsidiaries offer our customers credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

All of the common stock of SFC is owned by Springleaf Finance, Inc. (“SFI”). SFI is a wholly owned subsidiary of OneMain Holdings, Inc. (“OMH”), formerly Springleaf Holdings, Inc. On November, 15, 2015, OMH, through its wholly owned subsidiary, Independence Holdings, LLC (“Independence”), completed its acquisition of OneMain Financial Holdings, LLC (“OMFH”) from CitiFinancial Credit Company for $4.5 billion in cash (the “OneMain Acquisition”). OMFH, collectively with its subsidiaries, is referred to in this report as “OneMain”. OMH and its subsidiaries (other than OneMain) is referred to in this report as “Springleaf”.

At December 31, 2015, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving the large and growing population of consumers who have limited access to credit from banks, credit card companies and other lenders. According to the Federal Reserve Bank of New York, as of December 31, 2015, the U.S. consumer finance industry had grown to approximately $3.4 trillion of outstanding borrowings in the form of personal loans, vehicle loans and leases, credit cards, home equity lines of credit, and student loans. Furthermore, difficult economic conditions in recent years have resulted in an increase in the number of non-prime consumers in the United States.

This industry’s traditional lenders have undergone fundamental changes, forcing many to retrench and in some cases to exit the market altogether. Tightened credit requirements imposed by banks, credit card companies, and other traditional lenders that began during the recession of 2008-2009 have further reduced the supply of consumer credit for non-prime borrowers. In addition, we believe that recent regulatory developments create a dis-incentive for these lenders to resume or support these lending activities. As a result, while the number of non-prime consumers in the United States has grown in recent years, the supply of consumer credit to this demographic has contracted. We believe this large and growing number of potential customers in our target market, combined with the decline in available consumer credit, provides an attractive market opportunity for our business model.

We are one of the few remaining national participants in the consumer installment lending industry still serving this large and growing population of non-prime customers. Our centralized operations, combined with the capabilities resident in our national branch system, provide an effective nationwide platform to efficiently and responsibly address this growing market of consumers. We believe we are, therefore, well-positioned to capitalize on the significant growth and expansion opportunity created by the large supply-demand imbalance within our industry.

SEGMENTS

Our segments coincide with how our businesses are managed. At December 31, 2015, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

Management considers Consumer and Insurance, and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.” See Note 23 of the Notes to Consolidated Financial Statements in Item 8 for more information about our segments.

CORE CONSUMER OPERATIONS

Consumer and Insurance

We originate and service secured and unsecured personal loans and offer voluntary credit insurance and related products through our branch network, our newly launched iLoan platform, and our centralized operations. Personal loan origination and servicing, along with our insurance products, forms the core of our operations. Our branch operations include over 800 branch offices in 27 states as of December 31, 2015. In addition, our centralized support operations provide underwriting and servicing support to branch operations.

Our insurance business is conducted through our subsidiaries, Merit Life Insurance Co. (“Merit”) and Yosemite Insurance Company (“Yosemite”). Merit is a life and health insurance company that writes credit life, credit disability, and non-credit insurance and is licensed in 46 states, the District of Columbia, and the U.S. Virgin Islands. Yosemite is a property and casualty insurance company that writes credit-related property and casualty and credit involuntary unemployment insurance and is licensed in 46 states.

Products and Services. Our personal loan portfolio comprises high yielding assets that have performed well through difficult market conditions. Our personal loans are typically fully amortizing, fixed rate, non-revolving loans secured by titled personal property (such as automobiles), consumer goods, or other personal property or unsecured.

Since mid-2014, our direct auto loan program has further expanded our core product offerings to better serve our customers’ needs. The auto loan product offers a customized solution for our current and prospective customers to finance the purchase of a vehicle, pay off an existing auto loan with another lender, or use the equity in their vehicle to consolidate debt, make home improvements or receive cash. We offer the auto loan product through our branch network and our centralized operations.

The typical size of the auto loan product is $6,000 - $25,000, with a typical maximum term of five years. The auto loan product is secured by the customer’s automobile in all cases, compared to our personal loans, of which 56% were secured by titled personal property (primarily automobiles) at December 31, 2015. We report the auto loan product in our core personal loans, which are included in our Core Consumer Operations. At December 31, 2015, we had nearly $1.0 billion of auto loans.

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

•	Credit disability insurance — Provides scheduled monthly loan payments to lender during borrower’s disability due to illness or injury.

•	Credit involuntary unemployment insurance — Provides scheduled monthly loan payments to the lender during borrower’s involuntary unemployment.

•	Credit-related property and casualty insurance — Written to protect the value of property pledged as collateral for the finance receivable.

A borrower’s purchase of credit life, credit disability, credit-related property and casualty, or credit involuntary unemployment insurance is voluntary, with the exception of lender placed property damage coverage for property pledged as collateral for our real estate loans.

We also offer non-credit insurance policies, which are primarily traditional level term life policies with very limited underwriting. The purchase of this coverage is also voluntary.

In addition, we offer auto warranty membership plans of an unaffiliated company. We have no risk of loss on these membership plans, and these plans are not considered insurance products. We recognize income from this ancillary product in other revenues — other. The unaffiliated company providing these membership plans is responsible for any required reimbursement to the customer on the ancillary product.

Customer Development. We staff each of our branch offices with local, well-trained personnel who have significant experience in the industry. Our business model revolves around an effective origination, underwriting, and servicing process that leverages each branch office’s local presence in these communities along with the personal relationships developed with our customers. Our branch network helps solicit new prospects by facilitating our “high-touch” servicing approach for personal loans due to the geographical proximity that typically exists between our branch offices and our customers. Our customers often develop a relationship with their local office representatives, which we believe not only improves the credit performance of our personal loans but also leads to additional lending opportunities.

During the second quarter of 2015, we launched Springleaf Rewards, a unique digital loyalty program that is designed to encourage credit education, positive customer behavior and brand engagement. The program rewards customers for a range of activities, such as consistently paying their bills on time and interacting with us on social media. Unlike traditional rewards programs, Springleaf Rewards allows members to accrue points for completing tasks that help them establish and build their credit, such as viewing personal financial education videos and budgeting tutorials on line, monitoring their credit score, and submitting bill payments on time. Customers also earn points for enrolling in conveniences like paperless statements and automatic payments. Since its launch in June 2015, more than 75,000 customers have signed up to start earning rewards. Springleaf Rewards members can choose how and when to redeem their points. Points can be exchanged for a variety of gift cards for national retailers, restaurants and other merchants.

Our online consumer loan origination business and our centralized operations allow us to reach customers located outside our branch footprint. We believe this provides us a significant opportunity to grow our customer base, loan portfolio and finance charges. If a customer applies online and is located near an existing branch, we request, though do not require, that the customer visit the branch to meet with one of our employees, who will close and fund the loans. Loans closed in a branch office are serviced by that branch. This approach provides the branches with an additional source of customers who are located close to a branch, but who prefer the convenience of applying online or during hours when the branches are not open. We also believe that this approach will enable us to leverage our branch network to offer additional products and services, including insurance products, and to help maintain the credit quality of the loans we source online.

Our newly launched iLoan platform provides our current and prospective customers the option of obtaining an unsecured personal loan via a digital platform. The new online lending product offers a customized solution for our customers to consolidate debt, make home improvements or receive cash. Our iLoan product leverages our central underwriting and servicing operations in addition to our expertise in analytics, marketing, central operations and internet technology developed to support our branch operations.

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

Credit Risk. Credit quality is driven by our long-standing underwriting philosophy, which takes into account each prospective customer’s household budget, and his or her willingness and capacity to repay the loan. We use credit risk scoring models at the time of the credit application to assess the applicant’s expected willingness and capacity to repay. We develop these models using numerous factors, including past customer credit repayment experience and application data, and periodically revalidate these models based on recent portfolio performance. Our underwriting process in the branches and for loan applications received through our website that are not automatically approved also includes the development of a budget (net of taxes and monthly expenses) for the applicant. We may obtain a security interest in either titled personal property or consumer household goods.

Our customers are primarily considered non-prime and require significantly higher levels of servicing than prime or near-prime customers. As a result, we charge these customers higher interest rates to compensate us for the related credit risks and servicing.

Account Servicing. The account servicing and collection processing for personal loans are generally handled at the branch office where the personal loans were originated, or in our centralized service centers. All servicing and collection activity is conducted and documented on a proprietary system which logs and maintains, within our centralized information systems, a permanent record of all transactions and notations made with respect to the servicing and/or collection of a personal loan and is also used to assess a personal loan application. The proprietary system permits all levels of branch office management to review on a daily basis the individual and collective performance of all branch offices for which they are responsible.

Acquisitions and Servicing

The SpringCastle Portfolio consists of unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests) and includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in form and substance from our originated loans. At December 31, 2015, the SpringCastle Portfolio included over 232,000 of acquired loans, representing $1.6 billion in net finance receivables.

NON-CORE PORTFOLIO

Since we ceased real estate lending in January 2012, our real estate loans are in a liquidating status. In 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans, which substantially completed our plan to liquidate our non-core real estate loans. At December 31, 2015, our real estate loans held for investment totaled $524 million and comprised less than 9% of our net finance receivables. Real estate loans held for sale totaled $179 million at December 31, 2015.

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

We currently have servicing facilities in Mendota Heights, Minnesota and Tempe, Arizona. We believe these facilities, along with the offices in Evansville, Indiana, position us for additional portfolio purchases or fee-based servicing, as well as additional flexibility in the servicing of our lending products.

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

•	Our executive office of customer care maintains our consumer complaint resolution and reporting process.

•	Our internal audit department audits our business for adherence to operational policy and procedure and compliance with federal and state laws and regulations.

REGULATION

Federal Laws

Various federal laws and regulations govern loan origination, servicing and collections, including:

•	the Dodd-Frank Act;

•	the Equal Credit Opportunity Act (prohibits discrimination against creditworthy applicants) and the Consumer Financial Protection Bureau’s (“CFPB”) Regulation B, which implements this Act;

•	the Fair Credit Reporting Act (governs the accuracy and use of credit bureau reports);

•	the Truth in Lending Act (governs disclosure of applicable charges and other finance receivable terms) and the CFPB’s Regulation Z, which implements this Act;

•	the Fair Debt Collection Practices Act;

•	the Gramm-Leach-Bliley Act (governs the handling of personal financial information) and CFPB Regulation P, which implements this Act;

•
the Servicemembers Civil Relief Act, which can impose limitations on the servicer’s ability to collect on a loan originated with an obligor who is on active duty status and up to nine months thereafter;

•	the Real Estate Settlement Procedures Act and the CFPB’s Regulation X (both of which regulate the making and servicing of certain loans secured by real estate);

•	the Federal Trade Commission’s Consumer Claims and Defenses Rule, also known as the “Holder in Due Course” Rule; and

•	the Federal Trade Commission Act.

The Dodd-Frank Act and the regulations promulgated thereunder are likely to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that became effective January 10, 2014 and are applicable to the remaining real estate loan portfolio serviced by or for Springleaf. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third-party debt collectors and will continue to be responsible for oversight of their procedures and controls.

The CFPB has supervisory, examination and enforcement authority with respect to various federal consumer protection laws for some providers of consumer financial products and services, such as any nonbank that it has reasonable cause to determine has engaged or is engaging in conduct that poses risks to consumers with regard to consumer financial products or services. In addition to the authority to bring nonbanks under the CFPB’s supervisory authority based on risk determinations, the CFPB also has authority under the Dodd-Frank Act to supervise nonbanks, regardless of size, in certain specific markets, such as mortgage companies (including, mortgage originators, brokers and servicers) and payday lenders. Currently, the CFPB has supervisory authority over us with respect to mortgage servicing and mortgage origination, which allows the CFPB to conduct an examination of our mortgage servicing practices and our prior mortgage origination practices. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has not yet promulgated regulations that designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the CFPB with respect to our consumer loan business. We expect to be designated as a “larger participant.” On June 30, 2015, the CFPB published regulations for “larger participants” in the market of auto finance. With the adoption of these regulations, we are a larger participant in the market of auto finance and are subject to examination by the CFPB for our auto finance lending, including loans that are secured by autos and refinances of loans secured by autos that were for the purchase of autos.

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

The CFPB also has enforcement authority and is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws (including the CFPB’s own rules). The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more states attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on us or our business. The CFPB has actively utilized this enforcement authority against financial institutions and financial service providers, including the imposition of significant monetary penalties and orders for restitution and orders requiring mandatory changes to compliance policies and procedures, enhanced oversight and control over affiliate and third-party vendor agreements and services and mandatory review of business practices, policies and procedures by third-party auditors and consultants. If, as a result of an examination, the CFPB were to conclude that our loan origination or servicing activities violate applicable law or regulations, we could be subject to a formal or informal enforcement action. Formal enforcement actions are generally made public, which carries reputational risk. We have not been notified of any planned examinations or enforcement actions by the CFPB.

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are created, transferred, sold, or conveyed through issuance of asset-backed securities with an exception for securitizations that are wholly composed of “qualified residential mortgages.” The final rules implementing the risk retention requirements of Section 941 of the Dodd Frank Act became effective on February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages was required beginning December 24, 2015. Compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. The risk retention requirement may limit our ability to securitize loans and impose on us additional compliance requirements to meet origination and servicing criteria for qualified residential mortgages. The impact of the risk retention rule on the asset-backed securities market remains uncertain. Furthermore, the Securities and Exchange Commission (the “SEC”) adopted significant revisions to Regulation AB, imposing new requirements for asset-level disclosures for asset-backed securities backed by real estate related assets, auto related assets, or backed by debt securities. This could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities.

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

State authorities also regulate and supervise our insurance business. The extent of such regulation varies by product and by state, but relates primarily to the following:

•	licensing;

•	conduct of business, including marketing and sales practices;

•	periodic financial and market conduct examination of the affairs of insurers;

•	form and content of required financial reports;

•	standards of solvency;

•	limitations on the payment of dividends and other affiliate transactions;

•	types of products offered;

•	approval of policy forms and premium rates;

•	formulas used to calculate any unearned premium refund due to an insured customer;

•	permissible investments;

•	reserve requirements for unearned premiums, losses, and other purposes; and

•	claims processing.

COMPETITION

We operate primarily in the consumer installment lending industry focusing on the non-prime customer. As of December 31, 2015, Springleaf maintained a national footprint (defined as 500 or more branches and receivables over $2 billion) of brick and mortar branches.

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

We believe that we possess several competitive strengths that position us to capitalize on the significant growth and expansion opportunity created by the large supply-demand imbalance within our industry, and to compete effectively with other lenders in our industry. The capabilities resident in our national branch system provide us with a proven distribution channel for our personal loan and insurance products, allowing us to provide same-day fulfillment to approved customers and giving us a distinct competitive advantage over many industry participants who do not have—and cannot replicate without significant investment—a similar footprint. Our newly launched iLoan platform and our centralized operations also enhance our nationwide footprint by allowing us to serve customers that reside outside of our branch footprint. We believe our deep understanding of local markets and customers, together with our proprietary underwriting process, data analytics, and decisioning tools allow us to price, manage and monitor risk effectively through changing economic conditions. In addition, our high-touch relationship-based servicing model is a major contributor to our superior loan performance, and distinguishes us from our competitors.

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Item 7 for discussion of our seasonal trends.

EMPLOYEES

As of December 31, 2015, we had approximately 3,500 employees.

AVAILABLE INFORMATION

SFC files annual, quarterly, and current reports, and other information with the SEC. The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including SFC) file electronically with the SEC. Readers may also read and copy any document that OMH files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

These reports are also available free of charge through our website, www.springleaf.com (posted on the “Company Information — Investor Relations — Financial Information — SEC Filings” section), as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

In addition, our Code of Business Conduct and Ethics (the “Code of Ethics”), our Code of Ethics for Principal Executive and Senior Financial Officers (the “Financial Officers’ Code of Ethics”), our Corporate Governance Guidelines and the charters of the committees of our Board of Directors are posted on the “Company Information — Investor Relations — Corporate Governance” section of our website at www.springleaf.com and printed copies are available upon request. We intend to disclose any amendments to and waivers of our Code of Ethics and Financial Officers’ Code of Ethics on our website within four business days of the date of any such amendment or waiver in lieu of filing a Form 8-K pursuant to Item 5.05 thereof.

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

Also, certain geographic concentrations of our loan portfolio may occur or increase as we adjust our risk and loss tolerance and strategy to achieve our profitability goals. Any geographic concentration may expose us to an increased risk of loss if that geographic region experiences higher unemployment rates than average, natural disasters, weak economic conditions, or other adverse economic factors that disproportionately affect that region. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 for quantification of our largest concentrations of net finance receivables.

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

A key part of our efforts to expand our centralized loan servicing capacity will depend in large part on the success of management’s efforts to integrate the Minnesota and Arizona servicing facilities. We may fail to realize some or all of the anticipated benefits of these facilities if the integration process takes longer, or is more costly, than expected. Our failure to meet the challenges involved in successfully integrating these facilities with our current business or otherwise to realize any of the anticipated benefits could impair our operations. In addition, the integration is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business. Potential difficulties we may encounter during the integration process may include, but are not limited to, the following:

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

Our branch finance receivable origination process is decentralized. We train our employees individually on-site in the branch to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management and customer relations. In certain circumstances, subject to approval by district managers and/or directors of operations in certain cases, our branch officers have the authority to approve and structure loans within broadly written underwriting guidelines rather than having all loan terms approved centrally. As a result, there may be variability in finance receivable structure (e.g., whether or not collateral is taken for the loan) and loan portfolios among branch offices or regions, even when underwriting policies are followed. Moreover, we cannot be certain that every loan is made in accordance with our underwriting standards and rules and we have in the past experienced some instances of loans extended that varied from our underwriting standards. The nature of our approval process could adversely affect our operating results and variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced, which could adversely affect our results of operations, financial condition and liquidity.

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

We have sold $6.3 billion of our legacy real estate portfolio in 2014 and have securitized $3.6 billion of our consumer loan portfolio and all of the SpringCastle Portfolio at December 31, 2015. The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if:

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

Our insurance operations are subject to a number of risks and uncertainties, including claims, catastrophic events, underwriting risks and dependence on a primary distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as hurricanes, tornados, earthquakes, pandemic disease, cyber security breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition or results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment. Examples include changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by his loan, insure his collateral). Because our customers do not affirmatively consent to collateral protection insurance at the time it is purchased and hence, do not directly agree to the amount charged for it, regulators may in the future prohibit our insurance companies from providing this insurance to our lending operations. Moreover, our insurance companies are predominately dependent on our lending operations as the primary source of business and product distribution. If our lending operations discontinue offering insurance products, including as a result of regulatory requirements, our insurance operations would basically have no method of distribution for their products.

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

Current and proposed regulations relating to consumer privacy, data protection and information security could increase our costs.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success and, in particular, the success of our centralized operations, will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete with our competitors and adversely affect our results of operations, financial condition and liquidity.

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

Since terminating our real estate lending business at the beginning of 2012, which historically accounted for in excess of 50% of the interest income of our business, and ceasing retail sales purchases, we have been liquidating these legacy portfolios. In 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans, which substantially completed our plan to liquidate our non-core real estate loans. Consequently, as of December 31, 2015, our real estate loans held for investment and held for sale totaled $524 million and $179 million, respectively. Due to the fact that we are no longer able to offer our remaining legacy real estate lending customers the same range of loan restructuring alternatives in delinquency situations that we may historically have extended to them, such customers may be less able, and less likely, to repay their loans.

Moreover, if we fail to realize the anticipated benefits of the restructuring of our business and associated liquidation of our legacy portfolios, we may experience an adverse effect on our results of operations, financial condition and liquidity.

We are not able to track the default status of the senior lien loans for our second mortgages if we are not the holder of the senior loan.

Second mortgages constituted 61% of our real estate loans as of December 31, 2015. In instances where we hold the second mortgage, either we or another creditor holds the first mortgage on the property, and our second mortgage is subordinate in right of payment to the first mortgage holder’s right to receive payment. If we are not the holder of the related first mortgage, we are not able to track the default status of a first mortgage for our second mortgages. In such instances, the value of our second mortgage may be lower than our records indicate and the provisions we maintain for finance receivable losses associated with such second mortgages may be inadequate.

As part of our growth strategy, we have committed to building our consumer lending business. If we are unable to successfully implement our growth strategy, our results of operations, financial condition and liquidity may be materially adversely affected.

We believe that our future success depends on our ability to implement our growth strategy, the key feature of which has been to shift our primary focus to originating consumer loans as well as acquiring portfolios of consumer loans, pursuing acquisitions of companies, and/or establishing joint ventures. We have also recently expanded into internet lending through our centralized operations.

We may not be able to implement our new strategy successfully, and our success depends on a number of factors, including, but not limited to, our ability to:

•
address the risks associated with our new focus on personal (including auto) loan receivables, including, but not limited to consumer demand for finance receivables, and changes in economic conditions and interest rates;

•
address the risks associated with the new centralized method of originating and servicing our internet loans through our centralized operations, which represents a departure from our traditional high-touch branch-based servicing function and includes the potential for higher default and delinquency rates;

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

•	finance future growth; and

•	successfully source, underwrite and integrate new acquisitions of loan portfolios and other businesses.

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

Our businesses are subject to numerous federal, state and local laws and regulations, and various state authorities regulate and supervise our insurance operations. The laws under which a substantial amount of our consumer and real estate businesses are conducted generally: provide for state licensing of lenders and, in some cases, licensing of employees involved in real estate loan modifications; impose limits on the term of a finance receivable, amounts, interest rates and charges on the finance receivables; regulate whether and under what circumstances insurance and other ancillary products may be offered to consumers in connection with a lending transaction; regulate the manner in which we use personal data; and provide for other consumer protections. We are also subject to extensive servicing regulations which we must comply with when servicing our legacy real estate loans and the SpringCastle Portfolio, and which we will have to comply with if we acquire loan portfolios in the future and assume the servicing obligations for the acquired loans. The extent of state regulation of our insurance business varies by product and by jurisdiction, but relates primarily to the following: licensing; conduct of business; periodic examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on dividend payments and other related party transactions; types of products offered; approval of policy forms and premium rates; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses and other purposes; and claims processing.

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

The CFPB has recently outlined several proposals under consideration for the purpose of requiring lenders to take steps to ensure consumers have the financial ability to repay their loans. The proposals under consideration would require lenders to determine at the outset of each loan whether a consumer can afford to borrow from the lender and would require that lenders comply with various restrictions designed to ensure that consumers can affordably repay their debt to the lender. To date, the proposals under consideration by the CFPB have not been adopted. If adopted, the proposals outlined by the CFPB may require the Company to make significant changes to its lending practices to develop compliant procedures.

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

The Department of Defense has made changes to the regulations that have been promulgated as a result of the Military Lending Act. Effective October 3, 2016, we will be subject to the limitations of the Military Lending Act, which places a 36% limitation on all fees, charges, interest rate and credit and non-credit insurance premiums for loans made to members of the military or their dependents. We will also no longer be able to make non-purchase money loans secured by motor vehicles to service members and their dependents.

We are also subject to potential changes in state law, which could lower the interest-rate limit that non-depository financial institutions may charge for consumer loans or could expand the definition of interest under state law to include the cost of ancillary products, such as insurance.

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

The Dodd-Frank Act was adopted in 2010. This law and the related regulations affect our operations in terms of increased oversight of financial services products by the CFPB, and the imposition of restrictions on the allowable terms for certain consumer credit transactions. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, or abusive acts and practices. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations, and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. Further, state attorneys general and state regulators are authorized to bring civil actions to enforce certain consumer protection provisions of the Dodd-Frank Act. The Dodd-Frank Act and accompanying regulations are being phased in over time, and while some regulations have been promulgated, many others have not yet been proposed or finalized. We cannot predict the terms of all of the final regulations, their intended consequences or how such regulations will affect us or our industry.

The CFPB currently has supervisory authority over our real estate servicing activities, and likely will have supervisory authority over our consumer lending business. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority for a given product or service. Effective in January 2014, the CFPB finalized mortgage servicing regulations, which makes it more difficult and expensive to service mortgages. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has not yet promulgated regulations that designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the CFPB with respect to our consumer loan business. The CFPB has published regulations for “larger participants” in the market of auto finance, and we have been designated as a larger participant in this market. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the manner in which they are offered, among other things. See “Business—Regulation” for further information on the CFPB.

The CFPB and certain state regulators have taken action against select lenders regarding the marketing of products offered by the lenders in connection with their loans. The products included debt cancellation/suspension products written by the lenders which forgave a borrower’s debt or monthly minimum payment upon the occurrence of certain events in the life of the borrower (e.g., death, disability, marriage, divorce, birth of a child, etc.). We sell insurance and non-insurance products in connection with our loans. Although these products are actively regulated by state insurance departments, sales of these products could be challenged in a similar manner by the CFPB or state consumer lending regulators.

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

As part of our business model, we purchase and sell finance receivables. Although the borrowers for some of these finance receivables are current on their payments, other borrowers may be in default (including in bankruptcy) or the debt may have been charged off as uncollectible. The CFPB and other regulators have recently significantly increased their scrutiny of the purchase and sale of debt, and collections practices undertaken by purchasers of debt, especially delinquent and charged off debt. The CFPB has scrutinized sellers of debt for not maintaining sufficient documentation to support and verify the validity or amount of the debt. It has also scrutinized debt collectors for, among other things, their collection tactics, attempting to collect debts that no longer are valid, misrepresenting the amount of the debt and not having sufficient documentation to verify the validity or amount of the debt. Our purchases or sales of receivables could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the finance receivables underlying these transactions, or if we or purchasers of our finance receivables use collection methods that are viewed as unfair or abusive. In addition, our collections could suffer and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that a securitizer must retain at least a 5% economic interest in the credit risk of the securitized assets. Furthermore, sponsors are prohibited from diluting the required risk retention by dividing the economic interest among multiple parties, or hedging or transferring the credit risk the sponsor is required to maintain. Moreover, the SEC’s significant changes to Regulation AB could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities.

Rules relating to securitizations rated by nationally-recognized statistical rating agencies (“NRSROs”) require that the findings of any third-party due diligence service providers be made publicly available at least five (5) business days prior to the first sale of securities, which may lead us to incur additional costs in connection with each securitization.

On September 19, 2011, the SEC issued a notice of proposed rulemaking intended to implement the prohibition regarding material conflicts of interest relating to certain securitizations pursuant to Section 621 of the Dodd-Frank Act. At this time, we cannot predict what form the final rules and any related interpretive guidance from the SEC will take, or whether such rules would materially impact our business.

A certain amount of the rule-making under the Dodd-Frank Act remains to be done. As a result, the complete impact of the Dodd-Frank Act remains uncertain. It is not clear what form some of these remaining regulations will ultimately take, or how our business will be affected. No assurance can be given that the Dodd-Frank Act and related regulations or any other new legislative changes enacted will not have a significant impact on our business.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in Item 1.

Investment Company Act considerations could affect our method of doing business.

We intend to continue conducting our business operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). We are a holding company that conducts its businesses primarily through wholly owned subsidiaries and are not an investment company because our subsidiaries are primarily engaged in the non-investment company business of consumer finance. Certain of our subsidiaries rely on exemptions from registration as an investment company, including pursuant to Sections 3(c)(4) and 3(c)(5) of the Investment Company Act. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our subsidiaries’ qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. There can be no assurance that the laws and regulations governing the Investment Company Act status of real estate or real estate related assets or SEC guidance regarding Investment Company Act exemptions for real estate assets will not change in a manner that adversely affects our operations. If we fail to qualify for an exemption or exception from the Investment Company Act in the future, we could be required to restructure our activities or the activities of our subsidiaries, which could negatively affect us. In addition, if we or one or more of our subsidiaries fail to maintain compliance with the applicable exemptions or exceptions and we do not have another basis available to us on which we may avoid registration, and we were therefore required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons, holdings, and other matters, which could have an adverse effect on us.

Real estate loan servicing and loan modifications have come under increasing scrutiny from government officials and others, which could make servicing our legacy real estate portfolio more costly and difficult.

Real estate loan servicers have recently come under increasing scrutiny. In addition, some states and municipalities have passed laws that impose additional duties on foreclosing lenders and real estate loan servicers, such as mandatory mediation or extensive requirements for maintenance of vacant properties, which, in some cases, begin even before a lender has taken title to property. These additional requirements can delay foreclosures, make it uneconomical to foreclose on mortgaged real estate or result in significant additional costs, which could materially adversely affect the value of our portfolio. The CFPB finalized mortgage servicing regulations that became effective in January 2014, which makes it more difficult and expensive to service real estate loans.

The U.S. Government has implemented a number of federal programs to assist homeowners, including the Home Affordable Modification Program (“HAMP”). Loans subserviced by Nationstar Mortgage LLC and Select Portfolio Servicing, Inc. that are eligible for modification pursuant to HAMP guidelines are subject to HAMP. We have also implemented proprietary real estate loan modification programs in order to help real estate secured customers remain current on their loans. HAMP, our proprietary loan modification programs and other existing or future legislative or regulatory actions which result in the modification of outstanding real estate loans, may adversely affect the value of, and the returns on, our existing portfolio.

RISKS RELATED TO THE ONEMAIN ACQUISITION AND THE LENDMARK SALE

OMH’s OneMain Acquisition may not achieve its intended results and indirectly have an adverse impact on us.

On November 15, 2015, OMH, our indirect parent, completed its acquisition of OneMain, with the expectation that the OneMain Acquisition will result in various benefits including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the OneMain Acquisition is subject to a number of uncertainties, including whether the business of OneMain can be integrated into OMH’s business, including SFC, in an efficient and effective manner.

The integration process is subject to a number of uncertainties, including those described under “Risk Factors” in Item 1A of OMH’s 2015 Annual Report on Form 10-K, and no assurance can be given that OMH’s anticipated benefits and synergies will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could indirectly result in an adverse impact on our future business, financial condition, operating results and prospects.

The Lendmark Sale may not be completed on the expected timeframe, or at all, and may be completed on terms less favorable than anticipated. In addition, the Branch Sellers and Lendmark may have difficulty fulfilling the terms of the Lendmark Sale.

If OMH and its subsidiaries do not divest the branch assets within 120 days after November 13, 2015, as such time period may be extended pursuant to the Settlement Agreement, the court may appoint a divestiture trustee to conduct the sale of such assets. (“Lendmark”, the “Lendmark Sale”, the “Branch Sellers” and the “Settlement Agreement” are described in Note 2 of the Notes to Consolidated Financial Statements in Item 8.) In this case, the divestiture trustee would have the power to accomplish the divestiture of such assets to an acquirer or acquirers acceptable to the DOJ, and Springleaf would have no right to object to a sale by the divestiture trustee on any ground other than the divestiture trustee’s malfeasance. Accordingly, the asset divesture could occur on terms less favorable to Springleaf than the Lendmark Sale. In addition to the possibility that the Lendmark Sale will not be completed as expected or at all, (i) the Branch Sellers could have difficulty creating the technology platform that they are obligated to provide, (ii) Lendmark may have difficulty obtaining financing or licenses required for the purchase, and (iii) the Branch Sellers may have difficulty maintaining the branches to be sold in the ordinary course.

Even if we are able to close the Lendmark Sale, the DOJ may impose additional conditions or penalties that could adversely affect us.

Pursuant to the “Settlement Agreement” (as described in Note 2 of the Notes to Consolidated Financial Statements in Item 8), we are subject to various obligations involving the operation of the branches to be sold in connection with the Lendmark Sale, including obligations that require us to take certain actions or to refrain from taking certain actions. In addition, we are required to dispose of the branches to be sold in connection with the Lendmark Sale within 120 days following November 13, 2015, subject to such extensions as the DOJ may approve. Even if we are able to consummate the Lendmark Sale prior to the deadline set forth in the Settlement Agreement, as such deadline may be extended in accordance with the terms of the Settlement Agreement, we could nevertheless be in technical violation of the Settlement Agreement and we could be subject to certain penalties, including but not limited to fines and/or injunctions. As we do not believe we will be able to consummate the Lendmark Sale prior to April 1, 2016, we have requested an extension of the closing deadline set forth in the Settlement Agreement and such extension request is pending with the DOJ. There can be no assurance that we will be granted an extension of the closing deadline by the DOJ or that we will not be assessed fine or penalties if we are unable to close the Lendmark Sale prior to the deadline set forth in the Settlement Agreement, as such deadline may be extended by the DOJ.

RISKS RELATED TO OUR INDEBTEDNESS

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit was significantly affected by the substantial disruption in the U.S. credit markets and the associated credit rating downgrades on our debt. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets. Historically, we funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Although market conditions have improved, for a number of years following the economic downturn and disruption in the credit markets, our traditional borrowing sources, including our ability to cost effectively issue large amounts of unsecured debt in the capital markets, particularly issuances of commercial paper, have generally not been available to us. Instead we have primarily raised capital through securitization transactions and, although there can be no assurances that we will be able to complete additional securitizations, we currently expect our near-term sources of capital markets funding to continue to derive from securitization transactions and unsecured debt offerings.

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

We currently have a significant amount of indebtedness. As of December 31, 2015, we had $9.6 billion of indebtedness outstanding. Interest expense on our indebtedness totaled $667 million in 2015.

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

•	it may require us to seek to change the maturity, interest rate and other terms of our existing debt;

•	it may place us at a competitive disadvantage to competitors that are proportionately not as highly leveraged;

•	it may cause a downgrade of our debt and long-term corporate ratings; and

•	it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business.

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

SFC’s indenture and certain of SFC’s notes contain a covenant that limits SFC’s and its subsidiaries’ ability to create or incur liens. The restrictions may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

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

Each of Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and Fitch, Inc. (“Fitch”) rates SFC’s debt. As a result of the announcement on March 3, 2015 relating to OMH’s proposed acquisition of OneMain from Citigroup, each of the rating agencies changed SFC’s ratings from a stable outlook to a negative watch. As of December 31, 2015, SFC’s long term corporate debt rating was rated B with a negative watch by S&P, B- with a stable outlook by Fitch and B3 with a stable outlook by Moody’s. Currently, no other Springleaf entity has a corporate debt rating, though they may be rated in the future. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

If SFC’s current ratings continue in effect or our ratings are downgraded, it will likely increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, our ratings could negatively impact our results of operations, financial condition and liquidity.

Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

We have securitized, and may in the future securitize, certain of our finance receivables to generate cash to originate or purchase new finance receivables or pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity (“SPE”), which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the trust typically issues non-recourse notes or certificates pursuant to the terms of an indenture or pooling and servicing agreement, respectively, which then are transferred to the SPE in exchange for the finance receivables. The securities issued by the trust are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the trust securities, all residual interests, if any, in the cash flows from the finance receivables after payment of the trust securities, and a 100% beneficial interest in the issuing entity. As a result of the challenging credit and liquidity conditions, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated.

Although we have successfully completed a number of securitizations since 2012, the securitization market remains constrained, and we can give no assurances that we will be able to complete additional securitizations.

We currently act as the servicer with respect to our consumer loan securitization trusts and related series of asset-backed securities. If we default in our servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and we could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event could have materially adverse consequences on our liquidity and cost of funds.

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

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

We believe that a control system, no matter how well designed and managed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control in the future, and our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We generally conduct branch office operations, branch office administration, and centralized operations, including our servicing facilities in Mendota Heights, Minnesota, and Tempe, Arizona, in leased premises. Our lease terms generally range from three to five years. We also have a vacant facility in Irving, Texas, under a four year lease that expires in 2017, which we have subleased.

We lease administrative offices in Chicago, Illinois, and Wilmington, Delaware, which have seven year leases that expire in 2021 and 2022, respectively, and one administrative office in New York, New York, under a six month renewal that expires in 2016. Prior to January of 2016, we leased an executive office in Old Greenwich, Connecticut, that has a seven year lease that expires in 2021, which we intend to sublease. In January of 2016, we moved our executive office to Stamford, Connecticut, which has a six year lease that expires in 2022. We also have a vacant office in Wilmington, Delaware, under a seven year lease that expires in 2020, which we intend to sublease.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2015, our subsidiaries owned one branch office in Riverside, California, one branch office in Isabela, Puerto Rico, one branch office in Terre Haute, Indiana, and six buildings in Evansville, Indiana. The Evansville buildings house our administrative offices and our centralized operations for our Core Consumer Operations and our Non-Core Portfolio.

Item 3. Legal Proceedings.

See Note 20 of the Notes to Consolidated Financial Statements in Item 8.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for SFC’s common stock. All of SFC’s common stock is held by SFI. SFC did not pay any cash dividends on its common stock in 2015, 2014 or 2013.

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

On each of January 11, 2016, July 10, 2014 and January 10, 2014, SFC issued one share of SFC common stock to SFI for $11 million to satisfy to satisfy a non-debt capital funding requirement with respect to SFC’s junior subordinated debenture. Each share of SFC common stock was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. See “Liquidity and Capital Resources — Our Debt Agreements” in Item 7 of this report for further information on SFC’s junior subordinated debenture.

On July 31, 2014, SFI made a capital contribution to SFC, consisting of 100 shares of the common stock, par value of $0.01 per share, of its wholly owned subsidiary, Springleaf Acquisition Corporation (“SAC”) representing all of the issued and outstanding shares of capital stock of SAC (the “SAC Capital Contribution”). SAC consists primarily of a 47% investment in a joint venture formed to acquire consumer loans in 2013.

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data and other operating data. The consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the year ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our consolidated financial statements not included elsewhere herein.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8.

(dollars in millions)	At or for the Years Ended December 31,
	2015	2014	2013	2012	2011

Consolidated Statements of Operations Data:
Interest income	$1,665	$1,634	$1,648	$1,695	$1,845
Interest expense	667	683	843	1,068	1,276
Provision for finance receivable losses	361	368	394	341	329
Other revenues	242	829	162	114	154
Other expenses	735	657	709	707	758
Income (loss) before provision for (benefit from) income taxes	144	755	(136)	(307)	(364)
Net income (loss)	129	492	(83)	(219)	245
Net income attributable to non-controlling interests	120	44	—	—	—
Net income (loss) attributable to Springleaf Finance Corporation	9	448	(83)	(219)	245

Consolidated Balance Sheet Data:
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses (a)	$5,954	$6,061	$10,640	$11,373	$12,806
Total assets (a)	12,055	10,880	12,521	14,474	15,249
Long-term debt (a)	9,582	8,356	10,602	12,449	12,883
Total liabilities (a)	10,132	8,999	11,193	13,232	13,860
Springleaf Finance Corporation shareholder’s equity	2,069	2,069	1,328	1,243	1,389
Non-controlling interests	(146)	(188)	—	—	—
Total shareholder’s equity	1,923	1,881	1,328	1,243	1,389

Other Operating Data:
Ratio of earnings to fixed charges	1.21	2.09	(b)	(b)	(b)

(a)
Prior year consolidated balance sheet data reflects (i) reclassification of debt issuance costs from other assets to long-term debt as a result of our early adoption of accounting standards update 2015-03, Interest - Imputation of Interest, which totaled $29 million, $39 million, $28 million, $21 million at December 31, 2014, 2013, 2012, and 2011, respectively, and (ii) reclassification of unearned insurance premium and claim reserves related to finance receivables from insurance claims and policyholder liabilities to a contra-asset to net finance receivables in connection with our policy integration with OneMain, which totaled $217 million, $172 million, $138 million, $127 million at December 31, 2014, 2013, 2012, and 2011, respectively.

(b)	Earnings did not cover total fixed charges by $136 million in 2013, $307 million in 2012, and $364 million in 2011.

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

An index to our management’s discussion and analysis follows:

Our Business

Springleaf is a branch-based consumer finance company providing personal loans primarily to non-prime customers through its network of over 800 branch offices in 27 states as of December 31, 2015 and on a centralized basis as part of its centralized operations and our newly launched iLoan platform. We also write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

OUR PRODUCTS

Our core product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At December 31, 2015, we had over 1.0 million personal loans, representing $4.9 billion of net finance receivables (including personal loans held for sale of $617 million). At December 31, 2015, $2.4 billion, or 56%, were secured by collateral consisting of titled personal property (such as automobiles) and $1.9 billion, or 44%, were secured by consumer household goods or other items of personal property or were unsecured, compared to $1.9 billion of personal loans, or 50%, secured by collateral consisting of titled personal property and $1.9 billion, or 50%, secured by consumer household goods or other items of personal property or unsecured at December 31, 2014.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our subsidiaries, Merit and Yosemite. We also offer auto warranty membership plans of an unaffiliated company as an ancillary product.

•
SpringCastle Portfolio — We service the SpringCastle Portfolio that was acquired by an indirect subsidiary of OMH through a joint venture in which SFC owns a 47% equity interest. These loans include unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. At December 31, 2015, the SpringCastle Portfolio included over 232,000 of acquired loans, representing $1.6 billion in net finance receivables, compared to 277,000 of acquired loans totaling $2.0 billion at December 31, 2014.

Our non-core and non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.3 billion real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. We continue to service the liquidating real estate loans and support any advances on open-end accounts. At December 31, 2015, we had $524 million of real estate loans held for investment, of which $202 million, or 39%, were secured by first mortgages and $322 million, or 61%, were secured by second mortgages, compared to $227 million of real estate loans, or 36%, secured by first mortgages and $398 million, or 64%, secured by second mortgages at December 31, 2014. Real estate loans held for sale totaled $179 million and $205 million at December 31, 2015 and 2014, respectively, all of which were secured by first mortgages.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At December 31, 2015, we had three operating segments:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

See Note 23 of the Notes to Consolidated Financial Statements in Item 8 for more information about our segments.

2015 Segment Highlights

•	Net finance receivables — Consumer and Insurance reached $4.9 billion at December 31, 2015, including $617 million personal loans held for sale, compared to $3.8 billion at December 31, 2014.

•
Origination volume — Consumer and Insurance totaled $4.4 billion in 2015 compared to $3.6 billion in 2014 (including $1.0 billion of direct auto loan originations during 2015 compared to $250 million during 2014).

•	Pretax core earnings (a non-GAAP measure) was $370 million in 2015 compared to $301 million in 2014.

Our segments are reported on a Segment Accounting Basis (referred to as “historical accounting basis” in previous SEC filings), as defined in Note 23 of the Notes to Consolidated Financial Statements in Item 8, and includes allocations of certain costs, such as interest expense and operating expenses, to the segments based on how management evaluates the business. This is a basis of accounting other than U.S. GAAP. See “Non-GAAP Financial Measures” under “Results of Operations” for (i) a reconciliation of our pretax earnings (loss) on a GAAP basis to a Segment Accounting Basis and (ii) a reconciliation of our pretax earnings (loss) on a Segment Accounting Basis to pretax core earnings.

HOW WE ASSESS OUR BUSINESS PERFORMANCE

Our pretax operating income is the primary metric by which we assess our business performance. Accordingly, we closely monitor the primary drivers of pretax operating income, which consist of the following:

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

Recent Developments and Outlook

OMH’S ACQUISITION OF ONEMAIN FINANCIAL HOLDINGS, LLC

On November 15, 2015, OMH completed its acquisition of OMFH for $4.5 billion in cash. As a result of the OneMain Acquisition, OMFH became a wholly owned, indirect subsidiary of OMH.

On November 12, 2015, in connection with the closing of the OneMain Acquisition, SFC’s wholly owned subsidiary, Springleaf Financial Cash Services, Inc. (“CSI”), entered into a revolving demand note (the “Independence Demand Note”) with Independence, whereby CSI provided Independence with $3.4 billion cash pursuant to the terms of the Independence Demand Note. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the Independence Demand Note and other related party agreements with OMFH.

Although management intends for Springleaf and OneMain to become an integrated operation, the two operations will initially be separately maintained under the Springleaf and OneMain brands, with the expectation of migrating to the OneMain brand.

LENDMARK SALE

On November 12, 2015, certain subsidiaries of the Company (the “Branch Sellers”) entered into an agreement with Lendmark Financial Services, LLC (“Lendmark”), to sell 127 branches to Lendmark (the “Lendmark Sale”). These branches represent 15% of the branches and approximately $617 million, or 13%, of the personal loans held for investment and held for sale, of the Company as of December 31, 2015. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Lendmark Sale.

The closing of the Lendmark Sale is subject to various conditions. There can be no assurance that the Lendmark Sale will close, or if it does, when the closing will occur.

ONLINE PLATFORM

In September 2015, we launched our iLoan brand and platform to provide our current and prospective customers the option of obtaining an unsecured personal loan via a digital platform. The new online lending product offers a customized solution for our customers to consolidate debt, make home improvements or receive cash. Our iLoan product leverages our central underwriting and servicing operations in addition to our expertise in analytics, marketing, central operations and internet technology developed to support our branch operations.

As of December 31, 2015, the size of our iLoan unsecured loans ranged from $2,550 - $25,000, with a maximum term of five years.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations driven by the migration of customer activity from traditional channels such as direct mail to online channels (served by our centralized operations) where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

In addition, with an experienced management team, proven access to the capital markets, and strong demand for consumer credit, we believe we are well positioned for future personal loan growth.

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our operating segments is provided under “Segment Results.”

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Interest income	$1,665	$1,634	$1,648
Interest expense	667	683	843
Provision for finance receivable losses	361	368	394
Net interest income after provision for finance receivable losses	637	583	411
Other revenues	242	829	162
Other expenses	735	657	709
Income (loss) before provision for (benefit from) income taxes	144	755	(136)
Provision for (benefit from) income taxes	15	263	(53)
Net income (loss)	129	492	(83)
Net income attributable to non-controlling interests	120	44	—
Net income (loss) attributable to Springleaf Finance Corporation	$9	$448	$(83)

Comparison of Consolidated Results for 2015 and 2014

Interest income increased in 2015 when compared to 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014
Decrease in average net receivables	$(358)
Increase in yield	388
Increase in interest income on finance receivables held for sale	1
Total	$31

•
Average net receivables decreased in 2015 primarily due to (i) our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014, (ii) the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015 as part of OMH’s initiative to close the OneMain Acquisition, and (iii) the liquidating status of the SpringCastle Portfolio. This decrease was partially offset by (i) higher personal loan average net receivables resulting from our continued focus on personal loan originations through our branch network and centralized operations and the launch of our auto loan product in June of 2014 and (ii) higher SpringCastle average net receivables resulting from the SAC Capital Contribution on July 31, 2014.

•
Yield increased in 2015 primarily due to a higher proportion of personal loans, which have higher yields, as a result of the real estate loan sales during 2014. The increase in yield was partially offset by the launch of our auto loan product in June of 2014, which generally has lower yields.

•	Interest income on finance receivables held for sale increased in 2015 primarily due to higher average finance receivables held for sale during 2015.

Interest expense decreased in 2015 when compared to 2014 due to the following:

(dollars in millions)

2015 compared to 2014
Decrease in average debt	$(3)
Decrease in weighted average interest rate	(13)
Total	$(16)

•
Average debt decreased in 2015 primarily due to debt repurchases and repayments of $2.0 billion during 2015 and the elimination of $3.4 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt. These decreases were partially offset by net debt issuances pursuant to our consumer securitization transactions completed during 2015 and additional borrowings under our conduit facilities. See Note 13 of the Notes to Consolidated Financial Statements in Item 8 for further information on our consumer loan securitization transactions and borrowings under our conduit facilities.

•
Weighted average interest rate on our debt decreased in 2015 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount, established at the date Fortress acquired a significant ownership interest in OMH (the “Fortress Acquisition”), applied to long-term debt. This decrease was partially offset by the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates.

Provision for finance receivable losses decreased $7 million in 2015 when compared to 2014 primarily due to the net of the following:

•
Allowance requirements on our real estate loans decreased in 2015 as a result of the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014.

•
Net charge-offs increased in 2015 primarily due to (i) an additional seven months net charge-offs on the SpringCastle Portfolio during 2015 as a result of the SAC Capital Contribution on July 31, 2014 and (ii) higher net charge-offs on our personal loans primarily due to growth in personal loans during 2015 and a higher personal loan delinquency ratio in 2015. This increase was partially offset by lower net charge-offs on our real estate loans reflecting the 2014 transfer of real estate loans previously discussed.

Other revenues decreased $587 million in 2015 when compared to 2014 primarily due to the net of the following: (i) transactions that occurred in 2014 including net gain on sales of real estate loans and related trust assets of $702 million and net loss on repurchases and repayments of debt of $66 million, (ii) net increase in revenues associated with the 2014 real estate loans sales of $2 million (higher investment revenue generated from investing the proceeds of the sales, partially offset by lower insurance revenue reflecting the cancellations of dwelling policies as a result of the sales) and (iii) increase in other revenues — other of $48 million primarily due to 2015 interest income on the Independence Demand Note, higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during 2015 to fund the operations of its subsidiaries, and lower net charge-offs recognized on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during 2015. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Independence Demand Note.

Other expenses increased $78 million in 2015 when compared to 2014 due to the net of the following:

•
Salaries and benefits increased $43 million in 2015 primarily due to (i) higher salary accruals due to an increase in the number of employees, (ii) non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 related to the rights of certain executives to a portion of the cash proceeds from the sale of OMH’s common stock by the Initial Stockholder and (iii) compensation costs of $7 million in connection with the OneMain Acquisition and the Lendmark Sale. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for further information on OMH’s equity offering.

•
Other operating expenses increased $38 million in 2015 primarily due to (i) an additional seven months of servicing expenses for the SpringCastle Portfolio during 2015 as a result of the SAC Capital Contribution on July 31, 2014, (ii) higher advertising expenses due to increased direct mailings to pre-approved customers, our increased focus on e-commerce and social media marketing, and our marketing efforts on our auto loan product during 2015, (iii) increased application processing expenses reflecting a higher number of applications for auto loan products, and (iv) higher information technology expenses. The increase in other operating expenses was partially offset by (i) costs of $7 million recorded in 2014 related to the real estate loan sales, (ii) a $6 million reduction in reserves related to estimated Property Protection Insurance (“PPI”) claims, and (iii) lower subservicing fees on our real estate loans as a result of the real estate loan sales during 2014. See Note 20 of the Notes to Consolidated Financial Statements in Item 8 for further information on the loss contingencies related to PPI claims.

•	Insurance policy benefits and claims decreased $3 million in 2015 primarily due to favorable variances in benefit reserves.

Provision for income taxes totaled $15 million for 2015 compared to $263 million for 2014. The effective tax rate for 2015 was 10.2% compared to 34.8% for 2014. The effective tax rate for 2015 and 2014 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in the SpringCastle Portfolio and state income taxes. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 for further information on the effective rates.

Comparison of Consolidated Results for 2014 and 2013

Interest income decreased in 2014 when compared to 2013 due to the net of the following:

(dollars in millions)

2014 compared to 2013
Decrease in average net receivables	$(391)
Increase in yield	100
SpringCastle finance charges in 2014	217
Interest income on finance receivables held for sale	60
Total	$(14)

•
Average net receivables decreased in 2014 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by higher personal loan average net receivables resulting from our continued focus on personal loan originations through our branch network and centralized operations.

•
Yield increased in 2014 primarily from our personal loans, which have higher yields. This increase also reflected a higher proportion of personal loans as a result of the transfers of real estate loans to finance receivables held for sale during 2014.

•	SpringCastle finance charges for 2014 included five months of finance charges on the SpringCastle Portfolio as a result of the SAC Capital Contribution on July 31, 2014.

•	Interest income on finance receivables held for sale in 2014 resulted from the transfers of real estate loans to finance receivables held for sale during 2014.

Interest expense decreased in 2014 when compared to 2013 due to the net of the following:

(dollars in millions)

2014 compared to 2013
Decrease in average debt	$(219)
Increase in weighted average interest rate	29
SpringCastle net interest expense in 2014	30
Total	$(160)

•
Average debt decreased in 2014 primarily due to debt repurchases and repayments of $4.2 billion during 2014 and the elimination of $3.4 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during 2014. These decreases were partially offset by net debt issuances pursuant to our consumer securitization transactions completed during 2014.

•
Weighted average interest rate on our debt increased in 2014 primarily due to the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates. This increase was partially offset by the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt.

•	SpringCastle interest expense for 2014 included five months of interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio.

Provision for finance receivable losses decreased $26 million in 2014 when compared to 2013 primarily due to the net of the following:

•
Allowance requirements decreased in 2014 primarily due to a reduction in the allowance requirements on our real estate loans deemed to be purchased credit impaired finance receivables and troubled debt restructured (“TDR”) finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $6.6 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by additional allowance requirements on our personal loans primarily due to growth in our personal loans during 2014 and a higher personal loan delinquency ratio at December 31, 2014.

•
Net charge-offs increased in 2014 primarily due to (i) higher net charge-offs on our personal loans primarily due to growth in our personal loans during 2014 and a higher personal loan delinquency ratio at December 31, 2014 and (ii) $37 million of recoveries recorded in June 2013 resulting from a sale of previously charged-off finance receivables in June 2013 (net of a $4 million adjustment for the subsequent buyback of certain finance receivables).

•	SpringCastle provision for finance receivable losses for 2014 included five months of provision for finance receivable losses associated with the SpringCastle Portfolio totaling $49 million.

Other revenues increased $667 million in 2014 when compared to 2013 primarily due to the net of the following: (i) net gain on sales of real estate loans and related trust assets of $702 million in 2014 which reflected the reversal of the remaining unaccreted GAAP basis for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition, (ii) increase in insurance revenues of $18 million primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans with longer terms during 2014, (iii) net loss on repurchases and repayments of debt of $66 million and $42 million in 2014 and 2013, respectively, which reflected repurchases of debt at net amounts greater than carrying value, and (iv) decrease in other revenues — other of $35 million primarily due to impairments recognized on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during 2014 and lower interest revenue on notes receivables from SFI, partially offset by servicing fee revenues for the servicing of the real estate loans included in the agreement, dated and effective August 1, 2014, to sell the servicing rights of the mortgage loans primarily underlying the mortgage securitizations completed during 2011 through 2013 to Nationstar, which we continued to service until the servicing transfer on September 30, 2014, under an interim servicing agreement.

Other expenses decreased $52 million in 2014 when compared to 2013 due to the net of the following:

•
Salaries and benefits decreased $126 million in 2014 primarily due to $145 million of share-based compensation expense due to the grant of restricted stock units (“RSUs”) to certain of our executives and employees in the second half of 2013. This decrease was partially offset by (i) higher salary accruals reflecting an increase in number of employees and increased commissions related to originations of personal loans and (ii) employee retention and severance accruals of $3 million recorded in the second half of 2014 due to the workforce reduction of approximately 170 employees in 2014.

•
Other operating expenses increased $64 million in 2014 primarily due to (i) servicing expenses of $25 million for the SpringCastle Portfolio as a result of the SAC Capital Contribution on July 31, 2014, (ii) higher professional fees primarily due to costs relating to the real estate sales transactions, and (iii) higher advertising and information technology expenses during 2014.

•	Insurance policy benefits and claims increased $10 million in 2014 primarily due to unfavorable variances in benefit reserves and claim reserves.

Provision for income taxes totaled $263 million for 2014 compared to benefit from income taxes of $53 million for 2013. The effective tax rate for 2014 was 34.8% compared to 39.2% for 2013. The effective tax rate for 2014 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture, partially offset by the effect of our state income taxes. The effective tax rate for 2013 differed from the federal statutory rate primarily due to the effects of state income taxes and a change in tax status, partially offset by the effect of interest and penalties on prior year tax returns.

Non-GAAP Financial Measures

As a result of the Fortress Acquisition, we have applied purchase accounting rules in accordance with U.S. GAAP that have caused us to fair value our assets and liabilities (primarily our finance receivables, long-term debt, and allowance for finance receivable losses). The fair valuing of these components of our balance sheet has affected and continues to affect our finance charges and related yields, our interest expense and our provision and charge offs. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. See Note 23 of the Notes to Consolidated Financial Statements in Item 8 for a complete discussion of our segment accounting. We believe a Segment Accounting Basis (a basis other than U.S. GAAP) provides investors the basis for which management evaluates segment performance.

In addition, management uses pretax core earnings, a non-GAAP financial measure, as a key performance measure in evaluating the performance of our Core Consumer Operations. Pretax core earnings represents our income (loss) before provision for (benefit from) income taxes on a Segment Accounting Basis and excludes results of operations from our Non-Core Portfolio (Real Estate segment) and other non-core, non-originating legacy operations, gains (losses) resulting from accelerated long-term debt repayment and repurchases of long-term debt related to Core Consumer Operations (attributable to SFC), gains (losses) on fair value adjustments on debt related to Core Consumer Operations (attributable to SFC), costs associated with debt refinance related to Consumer and Insurance, and results of operations attributable to non-controlling interests. Pretax core earnings provides us with a key measure of our Core Consumer Operations’ performance and assists us in comparing its performance on an alternative basis. Management believes pretax core earnings is useful in assessing the profitability of our core business and uses pretax core earnings in evaluating our operating performance. Pretax core earnings is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow, and other measures of financial performance prepared in accordance with U.S. GAAP.

The reconciliations of (i) income (loss) before provision for (benefit from) income taxes on GAAP basis (purchase accounting) to the same amount under a Segment Accounting Basis and (ii) income (loss) before provision for (benefit from) income taxes on a Segment Accounting Basis to pretax core earnings were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Income (loss) before provision for (benefit from) income taxes - GAAP basis	$144	$755	$(136)
Adjustments:
Interest income (a)	(12)	(89)	(192)
Interest expense (b)	127	133	140
Provision for finance receivable losses (c)	18	(16)	22
Repurchases and repayments of long-term debt (d)	—	16	(10)
Fair value adjustments on debt (e)	—	8	57
Sales of finance receivables held for sale originated as held for investment (f)	—	(510)	—
Amortization of other intangible assets (g)	4	5	5
Other (h)	14	18	6
Income (loss) before provision for (benefit from) income taxes - Segment Accounting Basis	295	320	(108)
Adjustments:
Pretax operating loss - Non-Core Portfolio Operations	172	5	181
Pretax operating loss - Other non-core/non-originating legacy operations	23	2	131
Net loss from accelerated repayment/repurchase of debt - Core Consumer Operations (attributable to SFC)	—	17	5
Costs associated with debt refinance - Consumer and Insurance	—	1	—
Operating income attributable to non-controlling interests	(120)	(44)	—
Pretax core earnings (non-GAAP)	$370	$301	$209

(a)
Interest income adjustments consist of: (i) the net purchase accounting impact of the amortization (accretion) of the net premium (discount) assigned to finance receivables and (ii) the impact of identifying purchased credit impaired finance receivables as compared to the historical values of finance receivables.

Components of interest income adjustments consisted of:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Accretion of net discount applied to non-credit impaired net finance receivables	$(12)	$(66)	$(151)
Purchased credit impaired finance receivables finance charges	(2)	(30)	(57)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	2	7	16
Total	$(12)	$(89)	$(192)

(b)	Interest expense adjustments primarily includes the accretion of the net discount applied to our long term debt as part of purchase accounting.

Components of interest expense adjustments were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Accretion of net discount applied to long-term debt	$131	$145	$180
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(4)	(12)	(40)
Total	$127	$133	$140

(c)	Provision for finance receivable losses consists of the adjustment to reflect the difference between our allowance adjustment calculated under our Segment Accounting Basis and our GAAP basis.

Components of provision for finance receivable losses adjustments were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Allowance for finance receivable losses adjustments	$23	$12	$85
Net charge-offs	(5)	(28)	(63)
Total	$18	$(16)	$22

(d)	Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

(e)
Fair value adjustments on debt reflect differences between Segment Accounting Basis and GAAP basis. On a Segment Accounting Basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of purchase accounting at the time of the Fortress Acquisition.

(f)
Fair value adjustments on sales of finance receivables held for sale originated as held for investment reflect the impact of carrying value differences between Segment Accounting Basis and purchase accounting basis when measuring mark to market for loans held for sale.

(g)
Amortization of other intangible assets reflects the net impact of amortization associated with identified intangibles as part of purchase accounting and deferred costs impacted by purchase accounting.

(h)
“Other” items reflect differences between Segment Accounting Basis and GAAP basis relating to various items such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences all as of the date of the Fortress Acquisition.

Segment Results

See Note 23 of the Notes to Consolidated Financial Statements in Item 8 for a description of our segments. Management considers the Consumer and Insurance segment and Acquisitions and Servicing segment as our Core Consumer Operations and the Real Estate segment as our Non-Core Portfolio. As a result of the Fortress Acquisition, we have applied purchase accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than U.S. GAAP) provides investors the basis for which management evaluates segment performance. See Note 23 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts and for further discussion of the differences in our Segment Accounting Basis and GAAP.

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisition and Servicing - includes interest expense specifically identified to our SpringCastle portfolio
Consumer and Insurance, Real Estate and Other - The Company has securitization debt, secured term loan and unsecured debt. The Company first allocates interest expense to its segments based on actual expense for securitizations and secured term debt and using a weighted average for unsecured debt allocated to the segments. Average unsecured debt allocations for the periods presented are as follows:

Subsequent to the OneMain Acquisition
Total average unsecured debt is allocated as follows:
● Consumer and Insurance - receives remainder of unallocated average debt; and
● Real Estate and Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
The net effect of the change in debt allocation and asset base methodologies for 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $208 million for Consumer and Insurance and a decrease in interest expense of $157 million and $51 million for Real Estate and Other, respectively.

For the period third quarter 2014 to the OneMain Acquisition
Total average unsecured debt is allocated to Consumer and Insurance, Real Estate and Other, such that the total debt allocated across each segment equals 83%, up to 100% and 100% of each of its respective asset base. Any excess is allocated to Consumer and Insurance.

Average unsecured debt is allocated after average securitized debt to achieve the calculated average segment debt.
Asset base represents the following:
● Consumer and Insurance - average net finance receivables including average net finance receivables held for sale;
● Real Estate - average net finance receivables including average net finance receivables held for sale, cash and cash equivalents, investments including proceeds from Real Estate sales; and
● Other - average net finance receivables other than the periods listed below:
●  May 2015 to the OneMain Acquisition - average net finance receivables and cash and cash equivalents less proceeds from equity issuance in 2015, operating cash reserve and cash included in other segments.

● February 2015 to April 2015 - average net finance receivables and cash and cash equivalents less operating cash reserve and cash included in other segments.
Prior to third quarter 2014
The ratio of each segment average net finance receivables to total average net finance receivables is calculated. This ratio is applied to average total debt to calculate the average segment debt. Average unsecured debt is allocated after average securitized debt and secured term loan to achieve the calculated average segment debt.

Provision for finance receivable losses	Directly correlated with a specific segment, except for allocations to Other, which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.
Other revenues
Directly correlated with a specific segment, except for: (i) net gain (loss) on repurchases and repayments of debt, which is allocated to the segments based on the interest expense allocation of debt and (ii) gains and losses on foreign currency exchange, which is allocated to the segments based on the interest expense allocation of debt.

Salaries and benefits	Directly correlated with a specific segment. Other salaries and benefits not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Other operating expenses	Directly correlated with a specific segment. Other operating expenses not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Insurance policy benefits and claims	Directly correlated with a specific segment.

We evaluate the performance of each of our segments based on its pretax operating earnings.

CORE CONSUMER OPERATIONS

Pretax operating results and selected financial statistics for Consumer and Insurance (which are reported on a Segment Accounting Basis), and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in millions)
At or for the Years Ended December 31,	2015	2014	2013

Interest income	$1,577	$1,128	$721
Interest expense	277	199	149
Provision for finance receivable losses	344	249	117
Net interest income after provision for finance receivable losses	956	680	455
Other revenues	217	200	197
Other expenses	683	553	448
Pretax operating income	490	327	204
Pretax operating income attributable to non-controlling interests	120	44	—
Pretax operating income attributable to Springleaf Finance Corporation	$370	$283	$204

Consumer and Insurance
Finance receivables held for investment:
Net finance receivables	$4,286	$3,775	$3,129
Number of accounts	887,523	908,808	826,659
TDR finance receivables	$29	$22	$15
Allowance for finance receivable losses - TDR	$8	$2	$1

Finance receivables held for sale:
Net finance receivables	$617	$—	$—
Number of accounts	145,736	—	—

Finance receivables held for investment and held for sale:
Average net receivables	$4,250	$3,374	$2,789
Yield	26.23%	27.01%	25.85%
Gross charge-off ratio (a)	5.92%	5.64%	5.19%
Recovery ratio (b)	(0.86)%	(0.71)%	(1.67)%
Charge-off ratio (a) (b)	5.06%	4.93%	3.52%
Delinquency ratio	3.16%	2.80%	2.59%
Origination volume	$4,434	$3,612	$3,240
Number of accounts originated	818,758	775,581	786,805

Acquisitions and Servicing
Net finance receivables	$1,576	$1,979	$—
Number of accounts	232,383	277,533	—
Average net receivables (c)	$1,769	$2,067	$—
Yield	26.12%	25.02%	—%
Net charge-off ratio	4.90%	5.40%	—%
Delinquency ratio	4.07%	4.69%	—%

(a)
The gross charge-off ratio and charge-off ratio in 2013 reflect $15 million of additional charge-offs recorded in March of 2013 (on a Segment Accounting Basis) related to our change in charge-off policy for personal loans effective March 31, 2013. Excluding these additional charge-offs, the gross charge-off ratio would have been 4.66% in 2013.

(b)
The recovery ratio and charge-off ratio in 2013 reflects $23 million of recoveries on charged-off personal loans resulting from a sale of our charged-off finance receivables in June of 2013, net of a $3 million adjustment for the subsequent buyback of certain personal loans.

Excluding the impacts of the $15 million of additional charge-offs and the $23 million of recoveries on charged-off personal loans, the charge-off ratio would have been 3.82% in 2013.

(c)	Acquisitions and Servicing average net receivables for 2014 reflect a five-month average since the SAC Capital Contribution occurred on July 31, 2014.

Comparison of Pretax Operating Results for 2015 and 2014

Interest income increased $449 million in 2015 when compared to 2014 due to the following:

•	Interest income — Consumer and Insurance increased $204 million in 2015 primarily due to the net of the following:

◦
Average net receivables increased in 2015 primarily due to increased originations on personal loans resulting from our continued focus on personal loans, including the launch of our auto loan product in June of 2014. At December 31, 2015, we had over 85,000 auto loans totaling nearly $1.0 billion compared to 19,000 auto loans totaling $238 million at December 31, 2014.

◦	Yield decreased in 2015 primarily due to the higher proportion of our auto loan product, which generally has lower yields.

◦	Interest income on finance receivables held for sale of $43 million in 2015 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015.

•
Interest income — Acquisitions and Servicing increased $245 million in 2015 primarily due to an additional seven months of finance charges on the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. The increase was partially offset by the liquidating status of the acquired SpringCastle Portfolio.

Interest expense increased $78 million in 2015 when compared to 2014 due to the following:

•
Interest expense — Consumer and Insurance increased $27 million in 2015 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by a reduction in the utilization of financing from unsecured notes that was replaced by consumer loan securitizations and additional borrowings under our conduit facilities, which generally have lower interest rates.

•
Interest expense — Acquisitions and Servicing increased $51 million in 2015 primarily due to (i) an additional seven months of interest expense on the long-term debt associated with the securitization of the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014 and (ii) the refinance of the SpringCastle 2013-A Notes in October of 2014, which resulted in an increase in average debt.

Provision for finance receivable losses increased $95 million in 2015 when compared to 2014 due to the following:

•
Provision for finance receivable losses — Consumer and Insurance increased $55 million in 2015 primarily due to higher net charge-offs on our personal loans during 2015 reflecting (i) growth in our personal loans in 2015 and (ii) a higher personal loan delinquency ratio at December 31, 2015.

•
Provision for finance receivable losses — Acquisitions and Servicing increased $40 million in 2015 primarily due to an additional seven months of provision for finance receivable losses associated with the SpringCastle Portfolio during the 2015 period as a result of the SAC Capital Contribution on July 31, 2014. This increase was partially offset by the improved credit quality of the SpringCastle Portfolio reflecting improvements in servicing of the acquired portfolio and its liquidating status.

Other revenues increased $17 million in 2015 when compared to 2014 primarily due to the net of the following: (i) net loss on repurchases and repayments of debt of $28 million in 2014 and (ii) decrease in insurance revenues of $8 million primarily due to decreases in credit and non-credit earned premiums reflecting the cancellations of dwelling policies as a result of the real estate loan sales during 2014 and fewer non-credit policies written, respectively.

Other expenses increased $130 million in 2015 when compared to 2014 due to the following:

•	Other expenses — Consumer and Insurance increased $99 million in 2015 due to the net of the following:

◦
Salaries and benefits increased $57 million in 2015 primarily due to (i) higher variable compensation reflecting increased originations of personal loans, (ii) increased staffing in our centralized operations, (iii) compensation costs of $6 million in connection with the OneMain Acquisition and the Lendmark Sale, and (iv) the redistribution of the allocation of salaries and benefit expenses as a result of the real estate loan sales in 2014.

◦
Other operating expenses increased $45 million in 2015 primarily due to (i) higher advertising expenses reflecting our increased focus on e-commerce and social media marketing and our marketing efforts on our auto loan product during 2015, (ii) higher information technology expenses reflecting increased depreciation and software maintenance as a result of software purchases and the capitalization of internally developed software, (iii) higher occupancy costs resulting from increased general maintenance costs of our branches and higher leasehold improvement amortization expense from the servicing facilities added in 2014, (iv) higher professional fees relating to legal and audit services, (v) higher credit and collection related costs reflecting growth in personal loans, including our auto loan product, and (vi) the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

◦	Insurance policy benefits and claims decreased $3 million in 2015 primarily due to favorable variances in benefit reserves.

•
Other expenses — Acquisitions and Servicing increased $31 million in 2015 reflecting higher other operating expenses in 2015 primarily due to an additional seven months of other operating expenses during 2015 period as a result of the SAC Capital Contribution on July 31, 2014.

Comparison of Pretax Operating Results for 2014 and 2013

Interest income increased $407 million in 2014 when compared to 2013 due to the following:

•	Interest income — Consumer and Insurance increased $190 million in 2014 primarily due to the following:

◦	Average net receivables increased in 2014 primarily due to increased originations of personal loans resulting from our continued focus on personal loans.

◦	Yield increased in 2014 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns.

•	Interest income — Acquisitions and Servicing of $217 million in 2014 reflected five months of finance charges on the SpringCastle Portfolio.

Interest expense increased $50 million in 2014 when compared to 2013 due to the following:

•
Interest expense — Consumer and Insurance increased $14 million in 2014 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

•
Interest expense — Acquisitions and Servicing of $36 million in 2014 reflected five months of interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio and the refinance of the SpringCastle 2013-A Notes in October of 2014, which resulted in an increase in average debt.

Provision for finance receivable losses increased $132 million in 2014 when compared to 2013 due to the following:

•
Provision for finance receivable losses — Consumer and Insurance increased $83 million in 2014 primarily due to (i) higher net charge-offs and additional allowance requirements on our personal loans resulting from increased originations of personal loans in 2014 and a higher personal loan delinquency ratio at December 31, 2014 and (ii) $23 million of recoveries recorded in June 2013 on previously charged-off personal loans resulting from a sale of these loans in June 2013 (net of a $3 million adjustment for the subsequent buyback of certain personal loans).

•	Provision for finance receivable losses — Acquisitions and Servicing of $49 million in 2014 reflected five months of provision for finance receivable losses on the SpringCastle Portfolio.

Other revenues increased $3 million in 2014 when compared to 2013 primarily due to the net of the following: (i) increase in insurance revenues of $18 million primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans with longer terms in 2014, (ii) increase in investment income of $8 million primarily due to investment income generated from an investment in SpringCastle debt, which is eliminated in our consolidated results, and (iii) net loss on repurchases and repayments of debt of $28 million and $5 million in 2014 and 2013, respectively, which reflected repurchases of debt at net amounts greater than carrying value.

Other expenses increased $105 million in 2014 when compared to 2013 due to the following:

•	Other expenses — Consumer and Insurance increased $75 million in 2014 due to the following:

◦
Other operating expenses increased $45 million in 2014 primarily due to higher professional fees, advertising, and information technology expenses and the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

◦
Salaries and benefits increased $20 million in 2014 primarily due to increased originations of personal loans and the redistribution of the allocation of salaries and benefit expenses as a result of the real estate loan sales in 2014.

◦	Insurance policy benefits and claims increased $10 million in 2014 primarily due to unfavorable variances in benefit reserves and claim reserves.

•	Other expenses — Acquisitions and Servicing of $30 million in 2014 reflected five months of operating expenses allocated to Acquisitions and Servicing.

NON-CORE PORTFOLIO

Pretax operating results and selected financial statistics for Real Estate (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2015	2014	2013

Interest income	$68	$401	$690
Interest expense	213	349	539
Provision for finance receivable losses	(2)	128	255
Net interest loss after provision for finance receivable losses	(143)	(76)	(104)
Other revenues (a)	4	162	7
Other expenses	33	91	84
Pretax operating income (loss)	$(172)	$(5)	$(181)

Finance receivables held for investment:
Net finance receivables	$565	$670	$9,199
Number of accounts	21,631	22,852	118,618
TDR finance receivables	$160	$160	$3,241
Allowance for finance receivable losses - TDR	$57	$56	$751
Average net receivables	$619	$5,055	$9,783
Yield	8.99%	6.93%	7.06%
Loss ratio (b) (c)	3.71%	2.11%	2.22%
Delinquency ratio	7.71%	8.07%	8.08%

Finance receivables held for sale:
Net finance receivables	$182	$200	$—
Number of accounts	3,196	3,578	—
TDR finance receivables	$187	$194	$—

(a)
For purposes of our segment reporting presentation in Note 23 of the Notes to Consolidated Financial Statements in Item 8, we have combined the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

(b)
The loss ratio in 2014 reflects $2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March of 2014. Excluding these recoveries, our Real Estate loss ratio would have been 2.16% in 2014.

(c)
The loss ratio in 2013 reflects $9 million of recoveries on charged-off real estate loans resulting from a sale of our charged-off finance receivables in June of 2013, net of a $1 million adjustment for the subsequent buyback of certain real estate loans. Excluding these recoveries, our Real Estate loss ratio would have been 2.31% in 2013.

Comparison of Pretax Operating Results for 2015 and 2014

Interest income decreased $333 million in 2015 when compared to 2014 due to the following:

•	Finance charges decreased $295 million in 2015 primarily due to the net of the following:

◦
Average net receivables decreased in 2015 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014.

◦	Yield increased in 2015 primarily due to a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields.

•	Interest income on real estate loans held for sale decreased $38 million in 2015 primarily due to lower average real estate loans held for sale during 2015.

Interest expense decreased $136 million in 2015 when compared to 2014 primarily due to the sales of the Company’s beneficial interests in the mortgage-backed retained certificates during 2014 and the resulting deconsolidation of the securitization trusts and their outstanding certificates reflected as long-term debt.

Provision for finance receivable losses decreased $130 million in 2015 when compared to 2014 due to reductions in net charge-offs and the allowance requirements on our real estate loans recorded during 2015 as a result of (i) the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014 and (ii) a lower real estate loan delinquency ratio at December 31, 2015.

Other revenues decreased $158 million in 2015 when compared to 2014 primarily due to the net of the following: (i) transactions that occurred in 2014 including net gain on sales of real estate loans and related trust assets of $192 million, net gain on fair value adjustments on debt of $8 million, and net loss on repurchases and repayments of debt of $22 million, (ii) increase in other revenues — other of $10 million primarily due to lower net charge-offs recognized on real estate finance receivables held for sale and provision adjustments for liquidated real estate held for sale accounts during 2015, and (iii) investment revenues of $9 million in 2015 which reflected investment income generated from investing the proceeds of the real estate loan sales during 2014.

Other expenses decreased $58 million in 2015 when compared to 2014 due to the following:

•
Other operating expenses decreased $34 million in 2015 primarily due to lower professional services expenses and credit and collection related costs resulting from the sales of real estate loans during 2014. This decrease also reflected the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

•	Salaries and benefits decreased $24 million in 2015 primarily due to the redistribution of the allocation of salaries and benefit expenses as a result of the real estate loan sales in 2014.

Comparison of Pretax Operating Results for 2014 and 2013

Interest income decreased $289 million in 2014 when compared to 2013 due to the net of the following:

•	Finance charges decreased $340 million in 2014 primarily due to the following:

◦
Average net receivables decreased in 2014 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014.

◦
Yield decreased in 2014 reflecting a higher proportion of TDR finance receivables during the first half of 2014, which generally have lower rates than non-modified real estate loans. The decrease in yield was partially offset by a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields.

•	Interest income on real estate loans held for sale in 2014 resulted from the transfers of real estate loans to held for sale during 2014.

Interest expense decreased $190 million in 2014 when compared to 2013 primarily due to lower secured term loan interest expense allocated to Real Estate and lower securitization interest expense as a result of the sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions.

Provision for finance receivable losses decreased $127 million in 2014 when compared to 2013 primarily due to a reduction in the allowance requirements recorded during 2014 as a result of the transfers of real estate loans with a total carrying value of $7.1 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by $9 million of recoveries on previously charged-off real estate loans resulting from a sale of these loans in June 2013 (net of a $1 million adjustment for the subsequent buyback of certain real estate loans).

Other revenue increased $155 million in 2014 when compared to 2013 primarily due to the net of the following: (i) net gain on sales of real estate loans and related trust assets of $192 million in 2014 which primarily reflected consideration of amounts greater than the equity basis of the real estate loans at the date of sale, including proceeds of $39 million from the related MSR Sale, partially offset by the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale (consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans), (ii) net loss on repurchases and repayments of debt of $22 million and $46 million in 2014 and 2013, respectively, which reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value, and (iii) net gain on fair value adjustments on debt of $8 million and $57 million in 2014 and 2013, respectively, which reflected differences between Segment Accounting Basis and GAAP basis. On a Segment Accounting Basis, certain long-term debt components were marked-to-market on a recurring basis and were no longer marked-to-market on a recurring basis after the application of purchase accounting at the time of the Fortress Acquisition.

OTHER

“Other” consists of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include: (i) our legacy operations in 14 states where we had also ceased branch-based personal lending; (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of our United Kingdom subsidiary.

Pretax operating results of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Interest income	$8	$16	$45
Interest expense (a)	55	7	15
Provision for finance receivable losses	1	7	—
Net interest income (loss) after provision for finance receivable losses	(48)	2	30
Other revenues (b)	42	6	13
Other expenses (c)	17	10	174
Pretax operating loss	$(23)	$(2)	$(131)

(a)
Interest expense for 2015 when compared to 2014 reflected higher interest expense on unsecured debt, which was allocated based on a higher cash balance resulting from the proceeds from the real estate sales in 2014.

(b)
Other revenues for 2015 included (i) 2015 interest income on the Independence Demand Note and (ii) higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during 2015 to fund the operations of its subsidiaries. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Independence Demand Note.

(c)
Other expenses for 2015 included non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 related to the rights of certain executives to a portion of the cash proceeds from the sale of OMH’s common stock by the Initial Stockholder.

Other expenses for 2013 included $145 million of share-based compensation expense due to the grant of RSUs to certain of our executives and employees in the second half of 2013.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)
December 31,	2015	2014	2013

Net finance receivables:
Personal loans	$17	$29	$38
Real estate loans	—	6	8
Retail sales finance	24	50	103
Total	$41	$85	$149

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

We may offer borrowers the opportunity to defer their personal loan by extending the date on which any payment is due. We may require a partial payment prior to granting such a deferral. Deferments must bring the account contractually current or due for the current month’s payment. Borrowers are generally limited to two deferments in a rolling twelve month period unless it is determined that an exception is warranted.

In addition to deferrals, we may also offer borrowers the opportunity to cure. Delinquent accounts are offered the opportunity to cure when a customer demonstrates that he or she has rehabilitated from a temporary event that caused the delinquency. An account may be brought to current status after the cause for delinquency has been identified and remediated and the customer has made two consecutive qualified payments; however, no principal or interest amounts are forgiven or credited. Cures are reviewed by a central and independent loan review team.

A full file review is completed when a loan is 60 days past due. This review includes assessing previous collection efforts, contacting the customer to determine whether the customer’s financial problems are temporary, reviewing the collateral securing the loan and developing a plan to maintain contact with the customer to increase the likelihood of future payments. Certain non-routine collection activities may include litigation, repossession of collateral, or filing involuntary bankruptcy petitions. Litigation and repossession are used as a last resort after all other collection efforts to resolve the delinquency and protect our interest in the personal loan have been exhausted. Litigation and repossession require approval.

We may renew a delinquent personal loan if the related borrower meets current underwriting criteria and we determine that it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new personal loan. We employ the same credit risk underwriting process as it would for an application from a new customer to determine whether to grant a renewal of a personal loan, regardless of whether the borrower’s account is current or delinquent.

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

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2015
Net finance receivables:
60-89 days past due	$49	$22	$18	$—	$89
90-119 days past due	41	14	3	—	58
120-149 days past due	34	11	2	1	48
150-179 days past due	31	10	2	—	43
180 days or more past due	3	1	12	—	16
Total delinquent finance receivables	158	58	37	1	254
Current	4,077	1,475	474	22	6,048
30-59 days past due	65	43	13	—	121
Total	$4,300	$1,576	$524	$23	$6,423

December 31, 2014
Net finance receivables:
60-89 days past due	$36	$31	$12	$1	$80
90-119 days past due	30	19	9	—	58
120-149 days past due	24	16	5	1	46
150-179 days past due	21	14	4	—	39
180 days or more past due	2	2	12	—	16
Total delinquent finance receivables	113	82	42	2	239
Current	3,632	1,839	565	45	6,081
30-59 days past due	55	58	18	1	132
Total	$3,800	$1,979	$625	$48	$6,452

TROUBLED DEBT RESTRUCTURING

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

December 31, 2015
TDR net finance receivables	$31	$13	$201	$245
Allowance for TDR finance receivable losses	$9	$4	$34	$47
Number of TDR accounts	10,542	1,656	3,506	15,704

December 31, 2014
TDR net finance receivables	$22	$10	$196	$228
Allowance for TDR finance receivable losses	$1	$3	$32	$36
Number of TDR accounts	8,069	1,159	3,463	12,691

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

December 31, 2015
TDR net finance receivables	$2	$92	$94
Number of TDR accounts	738	1,322	2,060

December 31, 2014
TDR net finance receivables	$—	$91	$91
Number of TDR accounts	—	1,284	1,284

Liquidity and Capital Resources

SOURCES OF FUNDS

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, securitization debt, borrowings from conduit facilities, unsecured debt and equity, and may also utilize other corporate debt facilities in the future. As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries.

Securitizations and Borrowings from Revolving Conduit Facilities

During 2015, we completed two consumer loan securitizations. We also sold certain SpringCastle 2014-A Notes that were previously retained and repaid the entire outstanding principal balance of the 2013-A Trust’s subordinate asset-backed notes, plus accrued and unpaid interest. See “Structured Financings” for further information each of our securitization transactions.

During 2015, we completed two auto loan conduit securitizations and one personal loan conduit securitization. We also extended the revolving periods on two existing conduits, amended an existing conduit to remove the minimum balance requirement and reduce the maximum principal balance, and drew $1.2 billion under the notes of our existing conduits.
See Note 13 of the Notes to Consolidated Financial Statements in Item 8 for further information on our personal loan securitizations and conduit facilities.

Subsequent to December 31, 2015, we completed the following transactions:

•
On January 15, 2016, we drew $298 million under the variable funding notes issued by the Springleaf Funding Trust 2013-VFN1 (the “Springleaf 2013-VFN1 Trust”) and repaid $300 million on the variable funding notes issued by the Mill River Funding Trust 2015-VFN1 (the “Mill River 2015-VFN1 Trust”).

•
On January 21, 2016, we amended the note purchase agreement with the Springleaf 2013-VFN1 Trust to (i) increase the maximum principal balance from $350 million to $850 million and (ii) extend the revolving period ending in April 2017 to January 2018, which may be extended to January 2019, subject to satisfaction of customary conditions precedent. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period. As of February 24, 2016, $298 million was outstanding under the notes.

•
On January 21, 2016, we amended the note purchase agreement with the Mill River 2015-VFN1 Trust to decrease the maximum principal balance from $400 million to $100 million. As of February 24, 2016, $100 million was outstanding under the notes.

•
On February 16, 2016, Sixteenth Street Funding LLC (“Sixteenth Street”), a wholly owned subsidiary of SFC, exercised its right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B on June 19, 2013 (the “2013-B Notes”). To redeem the 2013-B Notes, Sixteenth Street paid a redemption price of $371 million, which excluded $30 million for the Class C and Class D Notes owned by Sixteenth Street on the date of the optional redemption. The outstanding principal balance of the 2013-B Notes was $400 million on the date of the optional redemption.

•	On February 16, 2016, Sumner Brook Funding Trust 2013-VFN1, a wholly owned special purpose vehicle of SFC, repaid the entire $100 million outstanding principal balance of its variable funding notes.

•
On February 24, 2016, we amended the note purchase agreement with the Midbrook Funding Trust 2013-VFN1 to (i)extend the revolving period ending in June 2016 to February 2018 and (ii) decrease the maximum principal balance from $300 million to $250 million on February 24, 2017. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period. As of February 24, 2016, no amounts were outstanding under the notes.

•
On February 24, 2016, we amended the note purchase agreement with the Whitford Brook Funding Trust 2014-VFN1 to extend the revolving period ending in June 2017 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 12th month following the end of the revolving period. As of February 24, 2016, $200 million was outstanding under the notes.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At December 31, 2015, we had $321 million of cash and cash equivalents, and during 2015, SFC generated net income of $9 million. Our net cash outflow from operating and investing activities totaled $1.4 billion in 2015. At December 31, 2015, our scheduled principal and interest payments for 2016 on our existing debt (excluding securitizations) totaled $678 million. As of December 31, 2015, we had $854 million unpaid principal balance (“UPB”) of unencumbered personal loans (including $182 million held for sale) and $806 million UPB of unencumbered real estate loans (including $240 million held for sale).

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

We have previously purchased portions of our unsecured indebtedness, and we may elect to purchase additional portions of our unsecured indebtedness in the future. Future purchases may be made through the open market, privately negotiated transactions with third parties, or pursuant to one or more tender or exchange offers, all of which are subject to terms, prices, and consideration we may determine.

LIQUIDITY

Operating Activities

Net cash provided by operations of $604 million for 2015 reflected net income of $129 million, the impact of non-cash items, and a favorable change in working capital of $67 million. Net cash provided by operations of $242 million for 2014 reflected net income of $492 million, the impact of non-cash items, and an unfavorable change in working capital of $118 million primarily due to costs relating to the real estate sales transactions. Net cash provided by operations of $406 million for 2013 reflected a net loss of $83 million, the impact of non-cash items, and an unfavorable change in working capital of $65 million.

Investing Activities

Net cash used for investing activities of $2.0 billion for 2015 was primarily due to the OneMain Acquisition. Net cash provided by investing activities of $1.4 billion for 2014 was primarily due to the sales of real estate loans held for sale originated as held for investment during 2014, partially offset by the purchase of investment securities. Net cash provided by investing activities of $726 million for 2013 was primarily due to net principal collections (originations) of finance receivables held for sale and held for investment and change in notes receivable from parent.

Financing Activities

Net cash provided by financing activities of $991 million for 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations. Net cash used for financing activities of $1.3 billion for 2014 was primarily due to the repayments of the secured term loan and the 2013-BAC trust notes in late March of 2014. Net cash used for financing activities of $2.1 billion for 2013 was primarily due to the repayment of the initial secured term loan.

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

•
purchasing portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we may determine; and

•	obtaining secured revolving credit facilities to allow us to use excess cash to pay down higher cost debt.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to the Indiana Department of Insurance (the “Indiana DOI”). The maximum amount of dividends (referred to as “ordinary dividends”) for an Indiana domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends”. Our insurance subsidiaries paid extraordinary dividends to SFC totaling $100 million, $57 million, and $150 million during 2015, 2014, and 2013, respectively, and ordinary dividends of $18 million to SFC during 2014. In addition, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $58 million in July of 2013.

OUR DEBT AGREEMENTS

5.25% SFC Notes. On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of December 31, 2015, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

SFC Notes. On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture on a junior subordinated basis issued by SFC (collectively, the “SFC Notes”). The SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2015, approximately $4.2 billion aggregate principal amount of the SFC Notes, including $2.3 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350 million aggregate principal amount of a junior subordinated debenture were outstanding.

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. Some or all of these agreements also contain certain restrictions, including (i) restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and (ii) SFC’s ability to sell or convey all or substantially all of its assets, unless the transferee assumes SFC’s obligations under the applicable debt agreement. In addition, the OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

With the exception of SFC’s junior subordinated debenture, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios. However, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of December 31, 2015, we were in compliance with all of the covenants under our debt agreements.

Junior Subordinated Debenture. In January of 2007, SFC issued $350 million aggregate principal amount of 60-year junior subordinated debenture (the “debenture”) under an indenture dated January 22, 2007 (the “Junior Subordinated Indenture”), by and between SFC and Deutsche Bank Trust Company, as trustee. The debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the debenture at par beginning in January of 2017.

Pursuant to the terms of the debenture, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the debenture (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the debenture otherwise payable on the next interest payment date and pays such amount to the holders of the debenture. A mandatory trigger event occurs if SFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters (where the fixed charge ratio equals earnings excluding income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends).

Based upon SFC’s financial results for the twelve months ended September 30, 2015, a mandatory trigger event occurred with respect to the interest payment due in January of 2016 as the average fixed charge ratio was 0.94x. On January 11, 2016, SFC issued one share of SFC common stock to SFI for $11 million to satisfy the January 2016 interest payments required by SFC’s debenture.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of December 31, 2015, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations:
SLFT 2013-B	$370	$442	$370	$442	3.99%	Personal loans	3 years
SLFT 2014-A	559	644	559	644	2.55%	Personal loans	2 years
SLFT 2015-A	1,163	1,250	1,163	1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years

Total consumer securitizations	2,406	2,671	2,406	2,672

SpringCastle Securitization:
SCFT 2014-A	2,559	2,737	1,917	2,095	4.08%	Personal and junior mortgage loans	N/A (c)

Total secured structured financings	$4,965	$5,408	$4,323	$4,767

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

(c)	Not applicable.

In addition to the structured financings included in the table above, we had access to seven conduit facilities with a total borrowing capacity of $2.2 billion as of December 31, 2015, as discussed in Note 13 of the Notes to Consolidated Financial Statements in Item 8. At December 31, 2015, $1.2 billion was drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” for securitization and conduit transactions completed subsequent to December 31, 2015.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a Segment Accounting Basis were as follows:

Years Ended December 31,	2015	2014	2013

Weighted average interest rate	5.42%	5.42%	5.59%

Contractual Obligations

At December 31, 2015, our material contractual obligations were as follows:

(dollars in millions)	2016	2017-2018	2019-2020	2021+	Securitizations	Revolving Conduit Facilities	Total

Principal maturities on long-term debt:
Securitization debt (a):
Consumer	$—	$—	$—	$—	$2,406	$—	$2,406
SpringCastle Portfolio	—	—	—	—	1,917	—	1,917
Revolving conduit facilities (a)	—	—	—	—	—	1,200	1,200
Medium-term notes	375	1,903	1,000	950	—	—	4,228
Junior subordinated debt	—	—	—	350	—	—	350
Total principal maturities	375	1,903	1,000	1,300	4,323	1,200	10,101
Interest payments on debt (b)	303	415	231	505	441	46	1,941
Operating leases (c)	27	36	13	1	—	—	77
Total	$705	$2,354	$1,244	$1,806	$4,764	$1,246	$12,119

(a)	On-balance sheet securitizations and borrowing under revolving conduit facilities are not included in maturities by period due to their variable monthly payments.

(b)	Future interest payments on floating-rate debt and revolving conduit facilities are estimated based upon floating rates in effect and revolving balances at December 31, 2015.

(c)	Operating leases include annual rental commitments for leased office space, automobiles, and information technology and related equipment.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated variable interest entities (“VIEs”) at December 31, 2015 or 2014, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of December 31, 2015, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolios. In our roll rate-based model, our finance receivable types are stratified by delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types.

Management exercises its judgment, based on quantitative analyses, qualitative factors, such as recent delinquency and other credit trends, and experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. We adjust the amounts determined by the roll rate-based model for management’s estimate of the effects of model imprecision which include but are not limited to, any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies.

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

As part of each of our acquisitions, we identify a population of finance receivables for which it is determined that it is probable that we will be unable to collect all contractually required payments. We accrete the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows (the “accretable yield”) into interest income at a level rate of return over the expected lives of the underlying pools of the purchased credit impaired finance receivables. We update our estimates for cash flows on a quarterly basis incorporating current assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. If expected cash flows increase significantly, we adjust the yield prospectively; conversely, if expected cash flows decrease, we record an impairment.

TDR FINANCE RECEIVABLES

When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. When we modify an account we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, capitalize or forgive past due interest and, to a lesser extent, forgive principal. Account modifications that are deemed to be a TDR finance receivable are measured for impairment in accordance with the authoritative guidance for the accounting for impaired loans.

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

FAIR VALUE MEASUREMENTS

Management is responsible for the determination of the fair value of our financial assets and financial liabilities and the supporting methodologies and assumptions. We employ widely used financial techniques or utilize third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments or pools of finance receivables. When our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, we determine fair value either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely used financial techniques.

GOODWILL AND OTHER INTANGIBLE ASSETS

For goodwill and indefinite lived intangible assets, we first complete a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test annually. If the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets. For those net intangible assets with a finite useful life, we review such intangibles for impairment at least annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

Glossary of Terms

Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by 2) in the period
Charge-off ratio	annualized net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Delinquency ratio	UPB 60 days or more past due (greater than three payments unpaid) as a percentage of UPB
Gross charge-off ratio	annualized gross charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2015		2014
(dollars in millions)	+100 bp	-100 bp	+100 bp	-100 bp

Assets
Net finance receivables, less allowance for finance receivable losses	$(131)	$146	$(146)	$152
Finance receivables held for sale	(19)	20	(12)	14
Fixed-maturity investment securities	(26)	26	(41)	40

Liabilities
Long-term debt	$(228)	$239	$(253)	$266

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

Item 8. Financial Statements and Supplementary Data.

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Springleaf Finance Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows present fairly, in all material respects, the financial position of Springleaf Finance Corporation and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 29, 2016

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions except par value amount)
December 31,	2015	2014

Assets
Cash and cash equivalents	$321	$749
Investment securities	604	2,922
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $3.6 billion in 2015 and $1.9 billion in 2014)	4,300	3,800
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.6 billion in 2015 and $2.0 billion in 2014)	1,576	1,979
Real estate loans	524	625
Retail sales finance	23	48
Net finance receivables	6,423	6,452
Unearned insurance premium and claim reserves	(250)	(217)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $128 million in 2015 and $72 million in 2014)	(219)	(174)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	5,954	6,061
Finance receivables held for sale (includes finance receivables held for sale of consolidated VIEs of $435 million in 2015)	796	205
Notes receivable from parent and affiliates	3,804	251
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $282 million in 2015 and $210 million in 2014)	295	218
Other assets	281	474

Total assets	$12,055	$10,880

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $5.5 billion in 2015 and $3.6 billion in 2014)	$9,582	$8,356
Insurance claims and policyholder liabilities	230	229
Deferred and accrued taxes	103	159
Other liabilities	217	255
Total liabilities	10,132	8,999
Commitments and contingent liabilities (Note 20)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,020 shares issued and outstanding at December 31, 2015 and 2014	5	5
Additional paid-in capital	758	740
Accumulated other comprehensive income (loss)	(24)	3
Retained earnings	1,330	1,321
Springleaf Finance Corporation shareholder’s equity	2,069	2,069
Non-controlling interests	(146)	(188)
Total shareholder’s equity	1,923	1,881

Total liabilities and shareholder’s equity	$12,055	$10,880

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Interest income:
Finance charges	$1,604	$1,574	$1,648
Finance receivables held for sale originated as held for investment	61	60	—
Total interest income	1,665	1,634	1,648

Interest expense	667	683	843

Net interest income	998	951	805

Provision for finance receivable losses	361	368	394

Net interest income after provision for finance receivable losses	637	583	411

Other revenues:
Insurance	158	166	148
Investment	49	39	34
Net loss on repurchases and repayments of debt	—	(66)	(42)
Net gain on fair value adjustments on debt	—	1	—
Net gain on sales of real estate loans and related trust assets	—	702	—
Other	35	(13)	22
Total other revenues	242	829	162

Other expenses:
Operating expenses:
Salaries and benefits	364	321	447
Other operating expenses	299	261	197
Insurance policy benefits and claims	72	75	65
Total other expenses	735	657	709

Income (loss) before provision for (benefit from) income taxes	144	755	(136)

Provision for (benefit from) income taxes	15	263	(53)

Net income (loss)	129	492	(83)

Net income attributable to non-controlling interests	120	44	—

Net income (loss) attributable to Springleaf Finance Corporation	$9	$448	$(83)

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Net income (loss)	$129	$492	$(83)

Other comprehensive income (loss):
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	(17)	20	(12)
Retirement plan liabilities adjustments	(9)	(50)	18
Foreign currency translation adjustments	—	—	(1)
Income tax effect:
Net unrealized (gains) losses on non-credit impaired available-for-sale securities	5	(7)	4
Retirement plan liabilities adjustments	3	17	(6)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(18)	(20)	3
Reclassification adjustments included in net income (loss):
Net realized gains on available-for-sale securities	(14)	(8)	(2)
Income tax effect:
Net realized gains on available-for-sale securities	5	3	1
Reclassification adjustments included in net income (loss), net of tax	(9)	(5)	(1)
Other comprehensive income (loss), net of tax	(27)	(25)	2

Comprehensive income (loss)	102	467	(81)

Comprehensive income attributable to non-controlling interests	120	44	—

Comprehensive income (loss) attributable to Springleaf Finance Corporation	$(18)	$423	$(81)

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholder’s Equity

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2015	$5	$740	$3	$1,321	$2,069	$(188)	$1,881
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	2	—	—	2	—	2
Excess tax benefit from share-based compensation	—	1	—	—	1	—	1
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(78)	(78)
Accumulated other comprehensive loss	—	—	(27)	—	(27)	—	(27)
Net income	—	—	—	9	9	120	129
Balance, December 31, 2015	$5	$758	$(24)	$1,330	$2,069	$(146)	$1,923

Balance, January 1, 2014	$5	$422	$28	$873	$1,328	$—	$1,328
Capital contributions from parent	—	22	—	—	22	—	22
Capital contribution of capital stock of Springleaf Acquisitions Corporation	—	295	—	—	295	395	690
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(627)	(627)
Accumulated other comprehensive loss	—	—	(25)	—	(25)	—	(25)
Net income	—	—	—	448	448	44	492
Balance, December 31, 2014	$5	$740	$3	$1,321	$2,069	$(188)	$1,881

Balance, January 1, 2013	$5	$256	$26	$956	$1,243	$—	$1,243
Capital contributions from parent	—	21	—	—	21	—	21
Share-based compensation expense, net of forfeitures	—	145	—	—	145	—	145
Accumulated other comprehensive income	—	—	2	—	2	—	2
Net loss	—	—	—	(83)	(83)	—	(83)
Balance, December 31, 2013	$5	$422	$28	$873	$1,328	$—	$1,328

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Cash flows from operating activities
Net income (loss)	$129	$492	$(83)
Reconciling adjustments:
Provision for finance receivable losses	361	368	394
Depreciation and amortization	84	109	72
Deferred income tax charge (benefit)	(53)	18	(118)
Non-cash incentive compensation from Initial Stockholder	15	—	—
Net gain on fair value adjustments on debt	—	(1)	—
Net gain on sales of real estate loans and related trust assets	—	(702)	—
Net loss on repurchases and repayments of debt	—	66	42
Share-based compensation expense, net of forfeitures	2	1	145
Other	(1)	9	19
Cash flows due to changes in:
Other assets and other liabilities	(54)	(9)	2
Insurance claims and policyholder liabilities	34	51	29
Taxes receivable and payable	111	(127)	(50)
Accrued interest and finance charges	(23)	(39)	(41)
Restricted cash and cash equivalents not reinvested	—	5	(4)
Other, net	(1)	1	(1)
Net cash provided by operating activities	604	242	406

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(799)	(94)	379
Proceeds on sales of finance receivables held for sale originated as held for investment	78	3,789	15
Cash advances on intercompany notes receivables	(3,720)	(128)	—
Principal collections on intercompany notes receivables	189	44	—
Available-for-sale securities purchased	(476)	(348)	(196)
Trading and other securities purchased	(1,474)	(2,930)	(10)
Available-for-sale securities called, sold, and matured	470	269	296
Trading and other securities called, sold, and matured	3,779	646	8
Change in notes receivable from parent and affiliate	—	—	370
Change in restricted cash and cash equivalents	(72)	93	(241)
Proceeds from sale of real estate owned	14	58	108
Other, net	(12)	—	(3)
Net cash provided by (used for) investing activities	(2,023)	1,399	726

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,028	3,557	3,765
Repayments of long-term debt	(1,960)	(4,218)	(5,868)
Change in notes payable to parent and affiliates	—	—	(31)
Distributions to joint venture partners	(78)	(627)	—
Excess tax benefit from restricted stock units	1	—	—
Capital contributions from parent	—	22	21
Net cash provided by (used for) financing activities	991	(1,266)	(2,113)

Consolidated Statements of Cash Flows (Continued)

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Effect of exchange rate changes on cash and cash equivalents	—	(1)	(1)

Net change in cash and cash equivalents	(428)	374	(982)
Cash and cash equivalents at beginning of period	749	375	1,357
Cash and cash equivalents at end of period	$321	$749	$375

Supplemental cash flow information
Interest paid	$(511)	$(504)	$(652)
Income taxes received (paid)	45	(369)	(112)

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$11	$49	$93
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	617	6,810	18
Springleaf Finance, Inc. contribution of consolidated assets from Springleaf Acquisition Corporation’s capital stock to Springleaf Finance Corporation	—	2,342	—
Springleaf Finance, Inc. contribution of consolidated liabilities from Springleaf Acquisition Corporation’s capital stock to Springleaf Finance Corporation	—	1,652	—
Net unsettled investment security purchases	—	(7)	—

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

1. Nature of Operations

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”). SFI is a wholly owned subsidiary of OneMain Holdings, Inc. (“OMH”), formally Springleaf Holdings, Inc.

At December 31, 2015, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

SFC is a financial services holding company with subsidiaries engaged in the consumer finance and insurance businesses. At December 31, 2015, we had $6.4 billion of net finance receivables due from approximately 1.2 million customer accounts. Our network of over 800 branch offices in 27 states, as of December 31, 2015, is complemented by our centralized operations, which provides support to our branch operations. At December 31, 2015, we had approximately 3,500 employees.

2. Significant Transactions

OMH’S ACQUISITION OF ONEMAIN FINANCIAL HOLDING, LLC

On November 15, 2015, OMH, through its wholly owned subsidiary, Independence Holdings, LLC (“Independence”), completed its acquisition of OneMain Financial Holdings, LLC (“OMFH”) from CitiFinancial Credit Company (“Citigroup”) for $4.5 billion in cash (the “OneMain Acquisition”). In connection with the OneMain Acquisition, Springleaf Holdings, Inc. changed its name to OneMain Holdings, Inc. (previously defined in Note 1 as “OMH”). As a result of the OneMain Acquisition, OMFH became a wholly owned, indirect subsidiary of OMH. OMFH is not a subsidiary of SFC and SFC is not a subsidiary of OMFH.

On November 12, 2015, in connection with the closing of the OneMain Acquisition, SFC’s wholly owned subsidiary, Springleaf Financial Cash Services, Inc. (“CSI”), entered into a revolving demand note (the “Independence Demand Note”) with Independence, whereby CSI provided Independence with $3.4 billion cash pursuant to the terms of the Independence Demand Note. See Note 11 for further information regarding the Independence Demand Note and other related party agreements with OMFH.

In connection with the closing of the OneMain Acquisition, on November 13, 2015, OMH and certain subsidiaries of SFC (collectively, the “Branch Sellers”) entered into an Asset Preservation Stipulation and Order and agreed to a Proposed Final Judgment (collectively, the “Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”), as well as the state attorneys general for Colorado, Idaho, Pennsylvania, Texas, Virginia, Washington and West Virginia. The Settlement Agreement resolved the inquiries of the DOJ and such attorneys general with respect to the OneMain Acquisition and allowed OMH to proceed with the closing. Pursuant to the Settlement Agreement, OMH agreed to divest 127 branches of SFC subsidiaries across eleven states as a condition for approval of the OneMain Acquisition. The Settlement Agreement requires the Branch Sellers to operate these 127 branches as an ongoing, economically viable and competitive business until sold to the divestiture purchaser. In connection with the Settlement Agreement, the U.S. District of Court for the District of Columbia appointed a third-party monitor to oversee management of the divestiture branches and ensure the Company’s compliance with the terms of the Settlement Agreement.

LENDMARK SALE

On November 12, 2015, the Branch Sellers entered into an agreement with Lendmark Financial Services, LLC (“Lendmark”), to sell 127 branches to Lendmark (the “Lendmark Sale”) for a purchase price equal to the sum of (i) the aggregate unpaid balance as of closing of the purchased loans multiplied by 103%, plus (ii) for each interest-bearing purchased loan, an amount equal to all unpaid interest that has accrued on the unpaid balance at the applicable note rate from the most recent interest payment date through the closing, plus (iii) the sum of all prepaid charges and fees and security deposits of the Branch Sellers to the extent arising under the purchased contracts as reflected on the books and records of the Branch Sellers as of closing, subject to certain limitations if the purchase price would exceed $695 million and Lendmark is unable to obtain financing on certain specified terms. In anticipation of the sale of these branches, we transferred $608 million of personal loans from held for investment to held for sale on September 30, 2015. At December 31, 2015, the personal loans held for sale totaled

Notes to Consolidated Financial Statements, Continued

approximately $617 million, primarily due to originations, net of charge-offs of personal loans in these branches during the fourth quarter of 2015. These branches represent 15% of the branches and approximately 13% of the personal loans held for investment and held for sale of the Company as of December 31, 2015.

The closing of the Lendmark Sale is subject to various conditions. There can be no assurance that the Lendmark Sale will close, or if it does, when the closing will occur. In the event that the Branch Sellers have not completed the sale of these branches within 120 days after November 13, 2015, as such time period may be extended pursuant to the Settlement Agreement, the court may appoint a divestiture trustee to conduct the sale of such assets. In this case, the divestiture trustee would have the power to accomplish the divestiture of such assets to an acquirer or acquirers acceptable to the DOJ, and the Branch Sellers would have no right to object to a sale by the divestiture trustee on any ground other than the divestiture trustee’s malfeasance. Accordingly, the asset divesture could occur on terms less favorable to the Branch Sellers than the Lendmark Sale.

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

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2015 presentation, we reclassified certain items in prior periods, including certain items in prior periods of our consolidated balance sheet and consolidated cash flow statement.

To conform to the 2015 presentation, we reclassified certain prior period items as a result of our early adoption of accounting standards update (“ASU”) 2015-03, Interest - Imputation of Interest (“ASU 2015-03”). See Note 4 for further information on the adoption of this ASU.

ACCOUNTING POLICIES

Operating Segments

Our segments coincide with how our businesses are managed. At December 31, 2015, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

Management considers Consumer and Insurance, and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.” The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include: (i) our legacy operations in 14 states where we had also ceased branch-based personal lending; (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of our United Kingdom subsidiary.

Finance Receivables

Generally, we classify finance receivables as held for investment based on management’s intent at the time of origination. We determine classification on a loan-by-loan basis. We classify finance receivables as held for investment due to our ability and intent to hold them until their contractual maturities. We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, net unamortized deferred origination costs and unamortized points and

Notes to Consolidated Financial Statements, Continued

fees, unamortized net premiums and discounts on purchased finance receivables, and unamortized finance charges on precomputed receivables.

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

Insurance claims and policyholder liabilities relate to the underwriting activities of our Consumer and Insurance segment. A significant portion of insurance claims and policyholder liabilities originate from the finance receivables. Historically, our policy has been to report them as liabilities and not net them against finance receivables; however, during the fourth quarter of 2015, we changed our presentation of unearned premiums and certain unpaid claim liabilities in the consolidated balance sheets as a reduction to net finance receivables. We believe this presentation is preferable as it aligns more closely with the presentation of these balances with our peers. We retrospectively applied this change in presentation in our consolidated balance sheets as of December 31, 2014 to ensure comparability across reporting periods. Similarly we will change comparable prior periods in our Forms 10-Q which we plan to file in 2016. As this is a change in balance sheet presentation only, there is no effect on net income (loss) or net income (loss) attributable to SFC.

Finance Receivable Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method, which we report in interest income. We amortize premiums or accrete discounts on finance receivables as an adjustment to finance charge income using the interest method and contractual cash flows. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them as an adjustment to finance charge income using the interest method.

We stop accruing finance charges when the fourth contractual payment becomes past due for personal loans, the loans acquired through a joint venture in which we own a 47% equity interest (the “SpringCastle Portfolio”), and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail accounts. For finance receivables serviced externally, including real estate loans, we stop accruing finance charges when the third or fourth contractual payment becomes past due depending on the type of receivable and respective third party servicer. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

For certain finance receivables that had a carrying value that included a purchase premium or discount, we stop accreting the premium or discount at the time we stop accruing finance charges. We do not reverse accretion of premium or discount that was previously recognized.

We recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. We resume the accrual of interest on a nonaccrual finance receivable when the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual. At that time we also resume accretion of any unamortized premium or discount resulting from a previous purchase premium or discount.

We accrete the amount required to adjust the initial fair value of our finance receivables to their contractual amounts over the life of the related finance receivable for non-credit impaired finance receivables and over the life of a pool of finance receivables for purchased credit impaired finance receivables as described in our policy for purchase credit impaired finance receivables.

Purchased Credit Impaired Finance Receivables

As part of each of our acquisitions, we identify a population of finance receivables for which it is determined that it is probable that we will be unable to collect all contractually required payments. The population of accounts identified generally consists of those finance receivables that are (i) 60 days or more past due at acquisition, which had been classified as troubled debt restructured (“TDR”) finance receivables as of the acquisition date, (ii) may have been previously modified, or (iii) had other indications of impairment as of the acquisition date.

We accrete the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows (the “accretable yield”) into interest income at a level rate of return over the expected lives of the underlying pools of the purchased credit impaired finance receivables. The underlying pools are based on finance receivables

Notes to Consolidated Financial Statements, Continued

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

We have additionally established policies and procedures related to maintaining the integrity of these pools. A finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is charged-off. If a finance receivable is renewed and additional funds are lent and terms are adjusted to current market conditions, we consider this a new finance receivable and the previous finance receivable is removed from the pool. If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its carrying amount with the carrying amount being determined using the pro-rata method (the unpaid principal balance (“UPB”) of the particular finance receivable divided by the UPB of the pool multiplied by the carrying amount of the pool). Removal of the finance receivable from a pool does not affect the yield used to recognize accretable yield of the pool. If a finance receivable is removed from the pool because it is charged-off, it is removed at its carrying amount with a charge to the provision for finance receivable losses.

Troubled Debt Restructured Finance Receivables

We make modifications to our personal loans and loans in our SpringCastle Portfolio to assist borrowers who are experiencing financial difficulty, are in bankruptcy or are participating in a consumer credit counseling arrangement. We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish reserves on our TDR finance receivables by discounting the estimated cash flows associated with the respective receivables at the interest rate prior to the modification to the account and record any difference between the discounted cash flows and the carrying value as an allowance adjustment.

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to a borrower’s financial difficulties that justify modification. When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, capitalize or forgive past due interest and, to a lesser extent, forgive principal. If the account is delinquent at the time of modification, the account is brought current for delinquency reporting. Account modifications that are deemed to be a TDR finance receivable are measured for impairment. Account modifications that are not classified as a TDR finance receivable are measured for impairment in accordance with our policy for allowance for finance receivable losses.

Finance charges for TDR finance receivables require the application of judgment. We recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. TDR finance receivables that are placed on nonaccrual status remain on nonaccrual status until the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual.

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

We base the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolios. In our roll rate-based model, our finance receivable types are stratified by delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

Management exercises its judgment, based on quantitative analyses, qualitative factors, such as recent delinquency and other credit trends, and experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. We adjust the amounts determined by the roll rate-based model for management’s estimate of the effects of model imprecision, any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies. We charge or credit this adjustment to expense through the provision for finance receivable losses.

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

For our personal loans and retail sales finance receivables, we may offer those customers whose accounts are in good standing the opportunity of a deferment, which extends the term of an account. We may extend this offer to customers when they are experiencing higher than normal personal expenses. Generally, this offer is not extended to customers who are delinquent. However, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem. The account is considered current upon granting the deferment. To evaluate whether a borrower’s financial difficulties are temporary or other than temporary we review the terms of each deferment to ensure that the borrower has the financial ability to repay the outstanding principal and associated interest in full following the deferment and after the customer is brought current. If, following this analysis, we believe a borrower’s financial difficulties are other than temporary, we will not grant deferment, and the loans may continue to age until they are charged off. We generally limit a customer to two deferments in a rolling twelve month period unless we determine that an exception is warranted and is consistent with our credit risk policies.

For our real estate loans, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem, which extends the term of an account. Prior to granting the deferment, we require a partial payment. We forebear the

Notes to Consolidated Financial Statements, Continued

remaining past due interest when the deferment is granted for real estate loans that were originated or acquired centrally. The account is considered current upon granting the deferment. We generally limit a customer to two deferments in a rolling twelve month period for real estate loans that were originated at our branch offices (one deferment for real estate loans that were originated or acquired centrally) unless we determine that an exception is warranted and is consistent with our credit risk policies.

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

Finance Receivables Held for Sale

Depending on market conditions or certain of management’s capital sourcing strategies, which may impact our ability and/or intent to hold our finance receivables until maturity or for the foreseeable future, we may decide to sell finance receivables originally intended for investment. Our ability to hold finance receivables for the foreseeable future is subject to a number of factors, including economic and liquidity conditions, and therefore may change. As of each reporting period, management determines our ability to hold finance receivables for the foreseeable future based on assumptions for liquidity requirements or other strategic goals. When it is probable that management’s intent or ability is to no longer hold finance receivables for the foreseeable future and we subsequently decide to sell specifically identified finance receivables that were originally classified as held for investment, the net finance receivables, less allowance for finance receivable losses are reclassified as finance receivables held for sale and are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance and is recognized in other revenues in the Consolidated Statements of Operations. We base the fair value estimates on negotiations with prospective purchasers (if any) or by using a discounted cash flows approach. We base cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses. Cash flows resulting from the sale of the finance receivables that were originally classified as held for investment are recorded as an investing activity in the consolidated statements of cash flows since U.S. GAAP requires the statement of cash flow presentation to be based on the original classification of the finance receivable. When sold, we record the sales price we receive less our carrying value of these finance receivables held for sale in other revenues.

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

Notes to Consolidated Financial Statements, Continued

We assess the balances of real estate owned for impairment on a periodic basis. If the required impairment testing suggests real estate owned is impaired, we reduce the carrying amount to estimated fair value less the estimated costs to sell. We charge these impairments to other revenues. We record the difference between the sale price we receive for a property and the carrying value and any amounts refunded to the customer as a recovery or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association’s Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred.

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

Other Intangible Assets

At the time we initially recognize intangible assets, a determination is made with regard to each asset as it relates to its useful life. We have determined that each of our intangible assets has a finite useful life with the exception of the insurance licenses and certain domain names, which we determined to have indefinite lives.

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

Insurance Premiums

We recognize revenue for short-duration contracts over the related contract period. Short-duration contracts primarily include credit life, credit disability, credit involuntary unemployment insurance, and collateral protection policies. We defer single premium credit insurance premiums in unearned premium reserves which we include as a reduction to net finance receivables. We recognize unearned premiums on credit life, credit disability, credit involuntary unemployment insurance and collateral protection insurance as revenue using the sum-of-the-digits, straight-line or other appropriate methods over the terms of the policies. Premiums from reinsurance assumed are earned over the related contract period.

We recognize revenue on long-duration contracts when due from policyholders. Long-duration contracts include term life, accidental death, and disability income protection. For single premium long-duration contracts a liability is accrued, that

Notes to Consolidated Financial Statements, Continued

represents the present value of estimated future policy benefits to be paid to or on behalf of policyholders and related expenses, when premium revenue is recognized. The effects of changes in such estimated future policy benefit reserves are classified in insurance policy benefits and claims in the consolidated statements of operations.

We recognize commissions on ancillary products as other revenue when earned.

We may finance certain insurance products offered to our customers as part of finance receivables. In such cases, unearned premiums and certain unpaid claim liabilities related to our borrowers are netted and classified as contra-assets in the net finance receivables in the consolidated balance sheets, and the insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cash flow in the consolidated statements of cash flows.

Policy and Claim Reserves

Policy reserves for credit life, credit disability, credit-related property and casualty, and credit involuntary unemployment insurance equal related unearned premiums. Reserves for losses and loss adjustment expenses are based on claims experience, actual claims reported, and estimates of claims incurred but not reported. Assumptions utilized in determining appropriate reserves are based on historical experience, adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience and industry standards, and revised if it is determined that future experience will differ substantially from that previously assumed. Since reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are classified in insurance policy benefits and claims in the consolidated statements of operations in the period in which the estimates are changed.

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

Investment Securities

We generally classify our investment securities as available-for-sale or trading and other, depending on management’s intent. Our investment securities classified as available-for-sale are recorded at fair value. We adjust related balance sheet accounts to reflect the current fair value of investment securities and record the adjustment, net of tax, in accumulated other comprehensive income or loss in shareholders’ equity. We record interest receivable on investment securities in other assets.

Under the fair value option, we may elect to measure at fair value, financial assets that are not otherwise required to be carried at fair value. We elect the fair value option for available-for-sale securities that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. We recognize any changes in fair value in investment revenues.

We classify our investment securities in the fair value hierarchy framework based on the observability of inputs. Inputs to the valuation techniques are described as being either observable (level 1 or 2) or unobservable (level 3) assumptions that market participants would use in pricing an asset or liability.

Impairments on Investment Securities

Available-for-sale. We evaluate our available-for-sale securities on an individual basis to identify any instances where the fair value of the investment security is below its amortized cost. For these securities, we then evaluate whether an other-than-temporary impairment exists if any of the following conditions are present:

•	we intend to sell the security;

Notes to Consolidated Financial Statements, Continued

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

If a credit loss exists, but we do not intend to sell the security and we will likely not be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is classified as: (i) the estimated amount relating to credit loss; and (ii) the amount relating to all other factors. We recognize the estimated credit loss in investment revenues, and the non-credit loss amount in accumulated other comprehensive income or loss.

Once a credit loss is recognized, we adjust the investment security to a new amortized cost basis equal to the previous amortized cost basis less the credit losses recognized in investment revenues. For investment securities for which other-than-temporary impairments were recognized in investment revenues, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted to investment income.

We recognize subsequent increases and decreases in the fair value of our available-for-sale securities in accumulated other comprehensive income or loss, unless the decrease is considered other than temporary.

Investment Revenue Recognition

We recognize interest on interest bearing fixed-maturity investment securities as revenue on the accrual basis. We amortize any premiums or accrete any discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends on equity securities as revenue on ex-dividend dates. We recognize income on mortgage-backed and asset-backed securities as revenue using an effective yield based on estimated prepayments of the underlying collateral. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment, along with all investment securities revenue, in investment revenues. We specifically identify realized gains and losses on investment securities and include them in investment revenues.

Variable Interest Entities

An entity is a VIE if the entity does not have sufficient equity at risk for the entity to finance its activities without additional financial support or has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated into the financial statements of its primary beneficiary. When we have a variable interest in a VIE, we qualitatively assess whether we have a controlling financial interest in the entity and, if so, whether we are the primary beneficiary. In applying the qualitative assessment to identify the primary beneficiary of a VIE, we are determined to have a controlling financial interest if we have (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consider the VIE’s purpose and design, including the risks that the entity was designed to create and pass through to its variable interest holders. We continually reassess the VIE’s primary beneficiary and whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances.

Notes to Consolidated Financial Statements, Continued

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

We typically maintain cash in financial institutions in excess of the Federal Deposit Insurance Corporation’s insurance limits. We evaluate the creditworthiness of these financial institutions in determining the risk associated with these cash balances. We do not believe that the Company is exposed to any significant credit risk on these accounts and have not experienced any losses in such accounts.

Restricted Cash and Cash Equivalents

We include funds to be used for future debt payments relating to our securitization transactions and escrow deposits in restricted cash and cash equivalents.

Long-term Debt

We generally report our long-term debt issuances at the face value of the debt instrument, which we adjust for any unaccreted discount, unamortized premium, or unamortized debt issuance costs associated with the debt. Other than securitized products, we generally accrete discounts, premiums, and debt issuance costs over the contractual life of the security using contractual payment terms. With respect to securitized products, we have elected to amortize deferred costs over the contractual life of the security. Accretion of discounts and premiums are recorded to interest expense.

Income Taxes

We recognize income taxes using the asset and liability method. We establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse.

We are included in the consolidated U.S. federal and state income tax returns of OneMain Holdings, Inc., our ultimate parent company, where applicable. The tax provision and current and deferred tax balances have been presented on a separate return methodology as if we were a separate filer, with modification. ASC Topic 740 requires the method of accounting to be systematic, rational, and consistent within the broad principles of ASC Topic 740. We have modified our method of accounting such that our net operating losses and capital losses, if applicable, are considered realized when those net operating losses and/or capital losses are utilized by our parent company or other members of the consolidated group.

Realization of our gross deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated. When we assess our ability to realize deferred tax assets, we consider all available evidence, including:

•	the nature, frequency, and severity of current and cumulative financial reporting losses;

•	the timing of the reversal of our gross taxable temporary differences in an amount sufficient to provide benefit for our gross deductible temporary differences;

•	the carryforward periods for the net operating and capital loss carryforwards;

•	the sources and timing of future taxable income; and

•	tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

Notes to Consolidated Financial Statements, Continued

We provide a valuation allowance for deferred tax assets if it is more likely than not that we will not realize the deferred tax asset in whole or in part. We include an increase or decrease in a valuation allowance resulting from a change in the realizability of the related deferred tax asset.

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

Notes to Consolidated Financial Statements, Continued

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

PRIOR PERIOD REVISIONS

During the second quarter of 2015, we discovered that we had not charged-off certain bankrupt accounts in our SpringCastle Portfolio and we identified an error in the calculation of the allowance for our TDR personal loans. As a result of these findings, we recorded an out-of-period adjustment in the second quarter of 2015, which increased provision for finance receivable losses by $8 million and decreased provision for income taxes by $3 million. The adjustment was not material to our results of operations for 2015.

During the second quarter of 2015, we identified incorrect allocations of our total assets disclosure within the segment footnote. We evaluated the impact of these errors and concluded that they were not material to any previously issued financial statements. However, we corrected the previously disclosed periods in our subsequent quarterly reports and in Note 23 of this report and will also correct the prior period segment disclosure presented in our next quarterly report as follows:

(dollars in millions)	Consumer and Insurance	Real Estate	Other
Assets *
March 31, 2015	$5,070	$3,613	$1,832
December 31, 2014	4,462	3,666	555
September 30, 2014	4,651	3,720	705
June 30, 2014	4,406	6,561	1,058
December 31, 2013	4,200	8,512	611

Notes to Consolidated Financial Statements, Continued

*
The revised amounts do not reflect the retrospective reclassifications of our debt issuance costs previously recorded in other assets to long-term debt, as a result of our early adoption of ASU 2015-03.

During the third quarter of 2015, we discovered that our cash equivalents in certificates of deposit and commercial paper, which totaled $165 million at December 31, 2014, were incorrectly presented as a Level 1 investment, instead of a Level 2 investment in our disclosure of the fair value hierarchy of our financial instruments in our 2014 Annual Report on Form 10-K. The affected fair value amount has been corrected in Note 24 of this report. This presentation error was not material to any previously issued financial statements.

After evaluating the quantitative and qualitative aspects of these corrections (individually and in the aggregate), management has determined that our previously issued interim and annual consolidated financial statements were not materially misstated.

4. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Troubled Debt Restructurings

In January of 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments in this ASU became effective prospectively for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not have a material effect on our consolidated financial statements.

Debt Issuance Costs

In April of 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs. Under this standard, debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of that note. The ASU also clarifies that discount, premium or debt issuance costs shall not be classified as a deferred charge or deferred credit. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and must be applied retrospectively. We elected to early adopt this ASU as of June 30, 2015 and applied this ASU retrospectively. On June 30, 2015, we reclassified $32 million of debt issuance costs previously recorded in other assets to long-term debt. After retrospectively applying this new ASU, we also reclassified $29 million of debt issuance costs as of December 31, 2014 from other assets to long-term debt in our condensed consolidated balance sheet. We continue to report fees paid to access our conduit facilities in other assets. The adoption of this ASU did not have a material effect on our consolidated financial statements.

In August of 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest, to clarify that debt issuance costs associated with line-of-credit arrangements are to be deferred and amortized over the term of the arrangement. The amendment also acknowledged absence of authoritative guidance within previously issued ASU 2015-03 for debt issuance costs related to line-of-credit arrangements. The ASU became effective immediately. The adoption of this ASU did not have a material effect on our consolidated financial statements.

Push-down Accounting

In May of 2015, the FASB issued ASU 2015-08, Business Combinations-Pushdown Accounting, to remove Securities and Exchange Commission (the “SEC”) staff guidance on push-down accounting from the Accounting Standards Codification (“ASC”). The SEC staff had previously rescinded its guidance with the issuance of Staff Accounting Bulletin No. 115 when the FASB issued its own push-down accounting guidance in November 2014. The ASU became effective immediately. The adoption of this ASU did not have a material effect on our consolidated financial statements.

Notes to Consolidated Financial Statements, Continued

Plan Accounting

In July of 2015, the FASB issued ASU 2015-12, Plan Accounting, to simplify certain aspects of employee benefit plan (“EBP”) accounting while satisfying the needs of users of financial statements, including plan participants. The new guidance simplifies the measurement of fully benefit-responsive investment contracts and disclosures about plan investments. It also allows an EBP with a fiscal year end that doesn’t coincide with the end of a calendar month to choose a simpler way of measuring its investments and investment-related accounts. The ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We elected to early adopt this ASU as of September 30, 2015. The adoption of this ASU did not have a material effect on our consolidated financial statements.

Business Combination Adjustments

In September of 2015, the FASB issued ASU 2015-16, Business Combinations, to eliminate the requirement to restate prior period financial statements for measurement period adjustments. This update requires the cumulative impact of a measurement period adjustment, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. The ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We elected to early adopt this ASU as of December 31, 2015. The adoption of this ASU did not have a material effect on our consolidated financial statements.

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

Consolidation

In February of 2015, the FASB issued ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to reporting entities with variable interests in investment companies from applying certain prior amendments to the VIE guidance. This ASU is applicable to entities across all industries, particularly those that use limited partnerships as well as entities in any industry that outsource decision making or have historically applied related party tiebreaker in their consolidation analysis and disclosures. The standard is effective for public business entities for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. We evaluated the potential impact of the adoption of this ASU and concluded that it will not have a material effect on our consolidated financial statements.

Short-Duration Insurance Contracts Disclosures

In May of 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, to address enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the potential impact of the adoption the ASU on our consolidated financial statements.

Technical Corrections and Improvements

In June of 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. While most of the amendments are not expected to have a significant effect on practice, some of them could

Notes to Consolidated Financial Statements, Continued

change practice for some entities. The amendments to transition guidance are effective for fiscal years beginning after December 15, 2015; all other changes are effective upon issuance of this ASU. We are currently evaluating the potential impact of the adoption of this ASU on our consolidated financial statements.

Balance Sheet Classification of Deferred Taxes

In November of 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation and requires all deferred tax assets (“DTAs”) and liabilities (“DTLs”), along with related valuation allowances, to be classified as noncurrent. In essence, each jurisdiction will have only one net noncurrent DTA/DTL. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning December 15, 2016. Early adoption is permitted and may be applied either prospectively or retrospectively. We evaluated the potential impact of the adoption of this ASU and concluded that it will not have a material effect on our consolidated financial statements.

We do not believe that any other accounting pronouncement issued during 2015, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

5. Finance Receivables

Our finance receivable types include personal loans, the SpringCastle Portfolio, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At December 31, 2015, $2.4 billion of personal loans, or 56%, were secured by collateral consisting of titled personal property (such as automobiles) and $1.9 billion, or 44%, were secured by consumer household goods or other items of personal property or were unsecured, compared to $1.9 billion of personal loans, or 50%, secured by collateral consisting of titled personal property and $1.9 billion, or 50%, secured by consumer household goods or other items of personal property or unsecured at December 31, 2014.

•
SpringCastle Portfolio — includes unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. At December 31, 2015, $202 million of real estate loans, or 39%, were secured by first mortgages and $322 million, or 61%, were secured by second mortgages, compared to $227 million of real estate loans, or 36%, secured by first mortgages and $398 million, or 64%, secured by second mortgages at December 31, 2014. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Since we ceased real estate lending in January of 2012, our real estate loans are in a liquidating status.

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

Notes to Consolidated Financial Statements, Continued

Components of net finance receivables by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2015
Gross receivables *	$5,028	$1,545	$520	$25	$7,118
Unearned finance charges and points and fees	(833)	—	—	(2)	(835)
Accrued finance charges	60	31	4	—	95
Deferred origination costs	45	—	—	—	45
Total	$4,300	$1,576	$524	$23	$6,423

December 31, 2014
Gross receivables *	$4,462	$1,941	$621	$52	$7,076
Unearned finance charges and points and fees	(764)	—	(1)	(5)	(770)
Accrued finance charges	58	38	5	1	102
Deferred origination costs	44	—	—	—	44
Total	$3,800	$1,979	$625	$48	$6,452

*	Gross receivables are defined as follows:

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

Included in the table above are finance receivables associated with securitizations that remain on our balance sheet. At December 31, 2015 and December 31, 2014, the carrying values of these finance receivables totaled $3.6 billion and $1.9 billion, respectively, for our personal loans and $1.6 billion and $2.0 billion, respectively, for our SpringCastle Portfolio loans.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)
December 31,	2015	2014

Personal loans	$2	$1
SpringCastle Portfolio	365	354
Real estate loans	30	31
Total	$397	$386

Unused lines of credit on our personal loans can be suspended if one of the following occurs: (i) the value of the collateral declines significantly; (ii) we believe the borrower will be unable to fulfill the repayment obligations; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on our real estate loans and the SpringCastle Portfolio secured by subordinate residential real estate mortgages can be suspended if one of the following occurs: (i) the value of the real estate declines significantly below the property’s initial appraised value; (ii) we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on home equity lines of credit, including the SpringCastle Portfolio secured by subordinate residential real estate mortgages, can be

Notes to Consolidated Financial Statements, Continued

terminated for delinquency. Unused lines of credit on the unsecured loans of the SpringCastle Portfolio can be terminated at our discretion. Accordingly, no reserve has been recorded for the unused lines of credit.

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. However, the unemployment and housing market stresses in the U.S. have been national in scope and not limited to a particular region. The largest concentrations of net finance receivables were as follows:

December 31,	2015		2014 *
(dollars in millions)	Amount	Percent	Amount	Percent

North Carolina	$580	9%	$634	10%
Illinois	462	7	412	6
California	419	7	533	8
Indiana	397	6	344	5
Pennsylvania	365	6	388	6
Ohio	362	6	388	6
Florida	336	5	328	5
Virginia	329	5	349	5
Other	3,173	49	3,076	49
Total	$6,423	100%	$6,452	100%

*	December 31, 2014 concentrations of net finance receivables are presented in the order of December 31, 2015 state concentrations.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at December 31, 2015 and at December 31, 2014 were immaterial. Our personal loans, SpringCastle Portfolio, and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

Notes to Consolidated Financial Statements, Continued

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2015
Net finance receivables:
60-89 days past due	$49	$22	$18	$—	$89
90-119 days past due	41	14	3	—	58
120-149 days past due	34	11	2	1	48
150-179 days past due	31	10	2	—	43
180 days or more past due	3	1	12	—	16
Total delinquent finance receivables	158	58	37	1	254
Current	4,077	1,475	474	22	6,048
30-59 days past due	65	43	13	—	121
Total	$4,300	$1,576	$524	$23	$6,423

December 31, 2014
Net finance receivables:
60-89 days past due	$36	$31	$12	$1	$80
90-119 days past due	30	19	9	—	58
120-149 days past due	24	16	5	1	46
150-179 days past due	21	14	4	—	39
180 days or more past due	2	2	12	—	16
Total delinquent finance receivables	113	82	42	2	239
Current	3,632	1,839	565	45	6,081
30-59 days past due	55	58	18	1	132
Total	$3,800	$1,979	$625	$48	$6,452

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2015
Performing	$4,191	$1,540	$505	$22	$6,258
Nonperforming	109	36	19	1	165
Total	$4,300	$1,576	$524	$23	$6,423

December 31, 2014
Performing	$3,723	$1,928	$595	$47	$6,293
Nonperforming	77	51	30	1	159
Total	$3,800	$1,979	$625	$48	$6,452

Notes to Consolidated Financial Statements, Continued

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of receivables purchased as part of the following transactions:

•
SFI’s capital contribution of its wholly owned subsidiary, Springleaf Acquisition Corporation (“SAC”), to SFC — on July 31, 2014 (the “SAC Capital Contribution”), SFC acquired a 47% equity interest in the SpringCastle Portfolio (the “SCP Loans”), certain of which were determined to be credit impaired when SAC acquired the SCP Loans on April 1, 2013.

•
Fortress Acquisition — we revalued our assets and liabilities based on their fair value at the date of the Fortress Acquisition, November 30, 2010, in accordance with purchase accounting and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value.

We report the carrying amount of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At December 31, 2015 and December 31, 2014, finance receivables held for sale totaled $796 million and $205 million, respectively. See Note 7 for further information on our finance receivables held for sale, which consist of certain of our personal loans and non-core real estate loans. Finance receivables held for sale include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans *	Total

December 31, 2015
Carrying amount, net of allowance	$223	$76	$299
Outstanding balance	482	136	618
Allowance for purchased credit impaired finance receivable losses	—	7	7

December 31, 2014
Carrying amount, net of allowance	$340	$93	$433
Outstanding balance	628	151	779
Allowance for purchased credit impaired finance receivable losses	—	5	5

*	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)
December 31,	2015	2014

Carrying amount	$55	$68
Outstanding balance	89	99

The allowance for purchased credit impaired finance receivable losses at December 31, 2015 and 2014, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Notes to Consolidated Financial Statements, Continued

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Year Ended December 31, 2015
Balance at beginning of period	$541	$19	$560
Accretion (a)	(83)	(10)	(93)
Reclassifications from nonaccretable difference (b)	—	31	31
Disposals of finance receivables (c)	(36)	(1)	(37)
Balance at end of period	$422	$39	$461

Year Ended December 31, 2014
Balance at beginning of period	$—	$767	$767
Accretable yield for SpringCastle Portfolio contributed to SFC	260	—	260
Accretion (a)	(37)	(80)	(117)
Reclassifications from (to) nonaccretable difference (b)	332	(1)	331
Transfers due to finance receivables sold	—	(651)	(651)
Disposals of finance receivables (c)	(14)	(16)	(30)
Balance at end of period	$541	$19	$560

Year Ended December 31, 2013
Balance at beginning of period	$—	$625	$625
Accretion	—	(128)	(128)
Reclassifications from nonaccretable difference (b)	—	303	303
Disposals of finance receivables (c)	—	(33)	(33)
Balance at end of period	$—	$767	$767

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014

Accretion	$6	$14

(b)	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretion resulting from higher (lower) estimated undiscounted cash flows.

(c)	Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged off during the period.

Notes to Consolidated Financial Statements, Continued

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

December 31, 2015
TDR gross finance receivables (b)	$32	$14	$200	$246
TDR net finance receivables	31	13	201	245
Allowance for TDR finance receivable losses	9	4	34	47

December 31, 2014
TDR gross finance receivables (b)	$22	$11	$196	$229
TDR net finance receivables	22	10	196	228
Allowance for TDR finance receivable losses	1	3	32	36

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

December 31, 2015
TDR gross finance receivables	$2	$92	$94
TDR net finance receivables	2	92	94

December 31, 2014
TDR gross finance receivables	$—	$91	$91
TDR net finance receivables	—	91	91

(b)	As defined earlier in this Note.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Year Ended December 31, 2015
TDR average net receivables	$29	$12	$198	$239
TDR finance charges recognized	3	1	11	15

Year Ended December 31, 2014
TDR average net receivables (b)	$17	$5	$951	$973
TDR finance charges recognized	2	1	47	50

Year Ended December 31, 2013
TDR average net receivables	$15	$—	$1,116	$1,131
TDR finance charges recognized	1	—	63	64

Notes to Consolidated Financial Statements, Continued

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Year Ended December 31, 2015
TDR average net receivables *	$2	$91	$93
TDR finance charges recognized	—	5	5

Year Ended December 31, 2014
TDR average net receivables **	$—	$248	$248
TDR finance charges recognized	—	4	4

*	TDR personal loan average net receivables held for sale for 2015 reflect a three-month average since the personal loans were transferred to finance receivables held for sale on September 30, 2015.

**	TDR real estate loan average net receivables held for sale for 2014 reflect a five-month average since the real estate loans were transferred to finance receivables held for sale on August 1, 2014.

(b)	TDR SpringCastle Portfolio loans average net receivables for the year ended December 31, 2014 reflect a five-month average since the SAC Capital Contribution occurred on July 31, 2014.

The impact of the transfers of finance receivables held for investment to finance receivables held for sale and the subsequent sales of finance receivables held for sale during the first half of 2014 was immaterial since the loans were transferred and sold within the same months.

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Year Ended December 31, 2015
Pre-modification TDR net finance receivables	$33	$7	$21	$61
Post-modification TDR net finance receivables:
Rate reduction	$15	$6	$17	$38
Other (b)	12	—	5	17
Total post-modification TDR net finance receivables	$27	$6	$22	$55
Number of TDR accounts	6,515	721	385	7,621

Year Ended December 31, 2014
Pre-modification TDR net finance receivables	$18	$4	$213	$235
Post-modification TDR net finance receivables:
Rate reduction	$10	$4	$157	$171
Other (b)	6	—	46	52
Total post-modification TDR net finance receivables	$16	$4	$203	$223
Number of TDR accounts	4,206	468	2,374	7,048

Year Ended December 31, 2013
Pre-modification TDR net finance receivables	$15	$—	$573	$588
Post-modification TDR net finance receivables:
Rate reduction	$8	$—	$543	$551
Other (b)	4	—	50	54
Total post-modification TDR net finance receivables	$12	$—	$593	$605
Number of TDR accounts	3,240	—	7,085	10,325

Notes to Consolidated Financial Statements, Continued

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Year Ended December 31, 2015
Pre-modification TDR net finance receivables	$1	$6	$7
Post-modification TDR net finance receivables	$1	$7	$8
Number of TDR accounts	162	113	275

Year Ended December 31, 2014
Pre-modification TDR net finance receivables	$—	$6	$6
Post-modification TDR net finance receivables	$—	$7	$7
Number of TDR accounts	—	94	94

(b)	“Other” modifications include extension of term and forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Year Ended December 31, 2015
TDR net finance receivables (b)	$5	$2	$3	$10
Number of TDR accounts	1,221	147	46	1,414

Year Ended December 31, 2014
TDR net finance receivables (b)	$1	$1	$33	$35
Number of TDR accounts	141	53	524	718

Year Ended December 31, 2013
TDR net finance receivables (b)	$1	$—	$69	$70
Number of TDR accounts	355	—	928	1,283

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Year Ended December 31, 2015
TDR net finance receivables	$1
Number of TDR accounts	17

Year Ended December 31, 2014
TDR net finance receivables	$3
Number of TDR accounts	49

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Notes to Consolidated Financial Statements, Continued

6. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Year Ended December 31, 2015
Balance at beginning of period	$130	$3	$40	$1	$174
Provision for finance receivable losses	257	88	14	2	361
Charge-offs	(250)	(99)	(19)	(3)	(371)
Recoveries	37	12	6	1	56
Reduction in the carrying value of personal loans transferred to finance receivables held for sale (a)	(1)	—	—	—	(1)
Balance at end of period	$173	$4	$41	$1	$219

Year Ended December 31, 2014
Balance at beginning of period	$94	$—	$236	$2	$332
Provision for finance receivable losses	203	49	113	3	368
Charge-offs (b)	(192)	(52)	(76)	(5)	(325)
Recoveries (c)	25	5	7	1	38
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (d)	—	—	(240)	—	(240)
Allowance for SpringCastle Portfolio contributed to SFC	—	1	—	—	1
Balance at end of period	$130	$3	$40	$1	$174

Year Ended December 31, 2013
Balance at beginning of period	$67	$—	$114	$2	$183
Provision for finance receivable losses	130	—	265	(1)	394
Charge-offs (e)	(149)	—	(159)	(9)	(317)
Recoveries (f)	47	—	16	10	73
Transfers to finance receivables held for sale (g)	(1)	—	—	—	(1)
Balance at end of period	$94	$—	$236	$2	$332

(a)
During 2015, we reduced the carrying value of certain personal loans to $608 million as a result of the transfer of these finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(b)	Charge-offs during 2014 included a $4 million reduction related to a change in recognizing charge-offs of unsecured loans of customers in bankruptcy status effective mid-November 2014.

(c)	Recoveries during 2014 included $2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March 2014.

(d)
During 2014, we reduced the carrying value of certain real estate loans to $6.6 billion as a result of the transfer of these loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(e)
Effective March 31, 2013, we charge off to the allowance for finance receivable losses personal loans that are 180 days past due. Previously, we charged-off to the allowance for finance receivable losses personal loans on which payments received in the prior six months totaled less than 5% of the original loan amount. As a result of this change, we recorded $13 million of additional charge-offs in March 2013.

Notes to Consolidated Financial Statements, Continued

(f)
Recoveries in 2013 included $37 million ($23 million of personal loan recoveries, $9 million of real estate loan recoveries, and $5 million of retail sales finance recoveries) resulting from a sale of previously charged-off finance receivables in June 2013, net of a $4 million adjustment for the subsequent buyback of certain finance receivables.

(g)
During the fourth quarter of 2013, we decreased the allowance for finance receivable losses as a result of the transfer of $18 million of personal loans of our lending operations in Puerto Rico from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $128 million at December 31, 2015 and $72 million at December 31, 2014. See Note 13 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Charged-off against provision for finance receivable losses:
SCP Loans	$21	$13	$—
FA Loans gross charge-offs *	1	15	41

*
Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

Notes to Consolidated Financial Statements, Continued

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2015
Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$165	$—	$—	$1	$166
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	7	—	7
Individually evaluated for impairment (TDR finance receivables)	8	4	34	—	46
Total	$173	$4	$41	$1	$219

Finance receivables:
Collectively evaluated for impairment	$4,271	$1,340	$387	$23	$6,021
Purchased credit impaired finance receivables	—	223	28	—	251
TDR finance receivables	29	13	109	—	151
Total	$4,300	$1,576	$524	$23	$6,423

Allowance for finance receivable losses as a percentage of finance receivables	4.01%	0.27%	7.93%	3.45%	3.41%

December 31, 2014
Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$129	$—	$3	$1	$133
Purchased credit impaired finance receivables	—	—	5	—	5
TDR finance receivables	1	3	32	—	36
Total	$130	$3	$40	$1	$174

Finance receivables:
Collectively evaluated for impairment	$3,778	$1,629	$490	$48	$5,945
Purchased credit impaired finance receivables	—	340	30	—	370
TDR finance receivables	22	10	105	—	137
Total	$3,800	$1,979	$625	$48	$6,452

Allowance for finance receivable losses as a percentage of finance receivables	3.44%	0.14%	6.42%	1.56%	2.70%

See Note 3 for additional information on the determination of the allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

7. Finance Receivables Held for Sale

We report finance receivables held for sale of $796 million at December 31, 2015 and $205 million at December 31, 2014, which are carried at the lower of cost or fair value. At December 31, 2015 and 2014, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale. We also separately present the interest income on our finance receivables held for sale as interest income on finance receivables held for sale originated as held for investment on our consolidated statements of operations, which totaled $61 million in each of 2015 compared to $60 million in 2014.

On September 30, 2015, we transferred $608 million of personal loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. See Note 2 for further information on this transfer.

During 2014, we transferred $6.6 billion of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2014, we sold finance receivables held for sale totaling $6.3 billion and recorded a net gain of $702 million. At December 31, 2015 and 2014, the remaining holdback provision relating to these real estate sales totaled $5 million and $64 million, respectively.

During 2013, we transferred $17 million of finance receivables (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2013, we sold finance receivables held for sale totaling $18 million and recorded a loss in other revenues at the time of sale of $2 million.

We did not have any transfer activity from finance receivables held for sale to finance receivables held for investment during 2015, 2014 or 2013.

Notes to Consolidated Financial Statements, Continued

8. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2015
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$83	$—	$(1)	$82
Obligations of states, municipalities, and political subdivisions	88	1	—	89
Corporate debt	278	2	(13)	267
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	74	—	—	74
Commercial mortgage-backed securities (“CMBS”)	44	—	—	44
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	30	—	(1)	29
Total bonds	597	3	(15)	585
Preferred stock	6	—	(1)	5
Other long-term investments	1	—	—	1
Total (a)	$604	$3	$(16)	$591

December 31, 2014
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$61	$3	$—	$64
Obligations of states, municipalities, and political subdivisions	99	3	—	102
Certificates of deposit and commercial paper (b)	1	—	—	1
Corporate debt	256	12	(1)	267
Mortgage-backed, asset-backed, and collateralized:
RMBS	71	2	—	73
CMBS	25	—	(1)	24
CDO/ABS	61	—	—	61
Total bonds	574	20	(2)	592
Preferred stock	7	—	—	7
Other long-term investments	1	—	—	1
Total (a)	$582	$20	$(2)	$600

(a)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2015 and 2014, which is classified as a restricted investment and carried at cost.

(b)	Includes certificates of deposit pledged as collateral, totaling $1 million at December 31, 2014, primarily to support bank lines of credit.

As of December 31, 2015 and 2014, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

December 31, 2015
Bonds:
U.S. government and government sponsored entities	$76	$(1)	$—	$—	$76	$(1)
Obligations of states, municipalities, and political subdivisions	36	—	2	—	38	—
Corporate debt	189	(13)	7	—	196	(13)
RMBS	68	—	—	—	68	—
CMBS	36	—	5	—	41	—
CDO/ABS	29	(1)	—	—	29	(1)
Total bonds	434	(15)	14	—	448	(15)
Preferred stock	—	—	6	(1)	6	(1)
Other long-term investments	1	—	—	—	1	—
Total	$435	$(15)	$20	$(1)	$455	$(16)

December 31, 2014
Bonds:
U.S. government and government sponsored entities	$—	$—	$1	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	27	—	1	—	28	—
Corporate debt	36	(1)	6	—	42	(1)
RMBS	9	—	—	—	9	—
CMBS	16	(1)	2	—	18	(1)
CDO/ABS	46	—	—	—	46	—
Total bonds	134	(2)	10	—	144	(2)
Preferred stock	6	—	—	—	6	—
Total	$140	$(2)	$10	$—	$150	$(2)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

We do not consider the above unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at December 31, 2015, we have no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During 2015, 2014 and 2013, we did not recognize any other-than-temporary credit loss write-downs to investment revenues.

During 2015, 2014, and 2013, there were no additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

Notes to Consolidated Financial Statements, Continued

The proceeds of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Proceeds from sales and redemptions	$416	$260	$254

Realized gains	$15	$9	$4
Realized losses	(1)	(1)	(2)
Net realized gains	$14	$8	$2

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2015 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$96	$96
Due after 1 year through 5 years	165	166
Due after 5 years through 10 years	54	55
Due after 10 years	123	132
Mortgage-backed, asset-backed, and collateralized securities	147	148
Total	$585	$597

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $11 million at December 31, 2015 and $12 million at December 31, 2014.

TRADING AND OTHER SECURITIES

The fair value of trading and other securities by type was as follows:

(dollars in millions)
December 31,	2015	2014

Fixed maturity trading and other securities:
Bonds:
U.S. government and government sponsored entities	$—	$302
Obligations of states, municipalities, and political subdivisions	—	14
Certificates of deposit and commercial paper	—	238
Non-U.S. government and government sponsored entities	—	20
Corporate debt	10	1,056
Mortgage-backed, asset-backed, and collateralized:
RMBS	—	35
CMBS	2	149
CDO/ABS	—	507
Total *	$12	$2,321

*	The fair value of other securities totaled $2 million at December 31, 2015 and $5 million at December 31, 2014.

Notes to Consolidated Financial Statements, Continued

The net unrealized and realized gains (losses) on our trading and other securities, which we report in investment revenues, were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014

Net unrealized gains (losses) on trading and other securities held at year end *	$4	$(9)
Net realized gains (losses) on trading and other securities sold or redeemed during the year *	(3)	5
Total	$1	$(4)

*	The net unrealized and realized gains (losses) on our other securities for the year ended December 31, 2013 were less than $1 million and, therefore, are not quantified in the table above.

9. Other Assets

Components of other assets were as follows:

(dollars in millions)
December 31,	2015	2014

Fixed assets, net (a)	$83	$73
Other investments (b)	67	104
Prepaid expenses and deferred charges (c)	35	23
Ceded insurance reserves	22	22
Other intangible assets	16	20
Escrow advance receivable	11	8
Cost basis investments	10	—
Receivables from parent and affiliates	9	11
Current tax receivable (d)	8	105
Real estate owned	8	13
Receivables related to sales of real estate loans and related trust assets (e)	5	79
Other	7	16
Total	$281	$474

(a)	Fixed assets were net of accumulated depreciation of $173 million at December 31, 2015 and $167 million at December 31, 2014.

(b)	Other investments primarily include commercial mortgage loans, receivables related to investments, and accrued investment income.

(c)	As a result of our early adoption of ASU 2015-03, we reclassified $29 million of debt issuance costs from other assets to long-term debt as of December 31, 2014.

(d)	Current tax receivable includes current federal and state tax assets.

(e)	Receivables related to sales of real estate loans and related trust assets includes $5 million and $64 million, respectively, of holdback provisions as of December 31, 2015 and 2014.

Notes to Consolidated Financial Statements, Continued

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2015
Value of business acquired (“VOBA”)	$36	$(32)	$4
Customer relationships	18	(18)	—
Licenses	12	—	12
Customer lists	9	(9)	—
Total	$75	$(59)	$16

December 31, 2014
VOBA	$36	$(32)	$4
Customer relationships	18	(15)	3
Licenses	12	—	12
Customer lists	9	(8)	1
Total	$75	$(55)	$20

Amortization expense totaled $4 million in 2015 and 2014, and $5 million in 2013. The estimated aggregate amortization of other intangible assets for each of the next five years is reflected in the table below.

(dollars in millions)	Estimated Aggregate Amortization Expense

2016	$1
2017 *	—
2018 *	—
2019 *	—
2020 *	—

*	Amortization expense is less than $1 million for each year subsequent to 2016 and, therefore, is not quantified in the table above.

10. Transactions with Affiliates of Fortress or AIG

FORTRESS AFFILIATED TRANSACTIONS

Subservicing Agreement

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain direct and indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of $2 million in 2015, $5 million in 2014, and $9 million in 2013.

As a result of the sales of our real estate loans during 2014 (some of which were serviced by Nationstar) and the sale of certain mortgage servicing rights in 2014, our exposure to these affiliated services is reduced.

Investment Management Agreement

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $1 million in 2015, 2014, and 2013.

Notes to Consolidated Financial Statements, Continued

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

AIG AFFILIATED TRANSACTIONS

As a result of the offering of OMH’s common stock in May of 2015, the economic interests of American International Group, Inc. (“AIG”) is no longer material; therefore, the discussion of AIG affiliated transactions below only relates to 2014 and 2013.

Reinsurance Agreements

Merit Life Insurance Co. (“Merit”), our wholly owned insurance subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit disability insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $44 million at December 31, 2014.

Insurance Coverage

We hold various insurance policies with AIG subsidiaries covering liabilities of directors and officers, errors and omissions, lawyers, employment practices, fiduciary, and fidelity bond. Premium expenses on these policies totaled $1 million in 2014 and 2013.

Derivatives

On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement with AIG Financial Products Corp. (“AIGFP”) and recorded a loss of $2 million in other revenues — other. The notional amount of this swap agreement totaled $417 million at August 5, 2013. Immediately following this termination, we had no derivative financial instruments. As a result of this termination, AIGFP returned the remaining cash collateral of $40 million to SFI that SFI had posted as security for SFC’s swap agreement with AIGFP.

11. Related Party Transactions

AFFILIATE LENDING

Notes Receivable from Parent and Affiliates

Note Receivable from SFI. SFC’s note receivable from SFI is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2016 and does not expect to demand payment from SFI in 2016. The note receivable from parent totaled $389 million at December 31, 2015 and

Notes to Consolidated Financial Statements, Continued

$251 million at December 31, 2014. Interest receivable on this note totaled $1 million at December 31, 2015 and was less than $1 million at December 31, 2014. The interest rate for the UPB is the lender’s cost of funds rate. Interest revenue on the note receivable from SFI totaled $15 million during 2015, $5 million during 2014, and $15 million during 2013.

Independence Demand Note. On November 12, 2015, in connection with the closing of the OneMain Acquisition, CSI, SFC’s wholly owned subsidiary, entered into a revolving demand note with Independence, whereby CSI agreed to make advances to Independence from time to time, with an aggregate amount outstanding not to exceed $3.55 billion. Under the Independence Demand Note, Independence is required to use the proceeds of any advance either (i) to fund a portion of the purchase price for the OneMain Acquisition or (ii) for general corporate purposes. The note is payable in full on December 31, 2019, and CSI may demand payment at any time prior to December 31, 2019. Independence may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate, which was 5.82% at December 31, 2015. On November 12, Independence borrowed $3.4 billion under the Independence Demand Note.

At December 31, 2015, the note receivable from Independence totaled $3.4 billion, which included interest due to CSI totaling $16 million. Interest revenue on the note receivable from Independence totaled $27 million during 2015, which we report in other revenues.

OneMain Demand Note. On November 15, 2015, in connection with the closing of the OneMain Acquisition, SFC entered into a revolving demand note (the “OneMain Demand Note”) with OMFH, whereby SFC agreed to make advances to OMFH from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the OneMain Demand Note, OMFH is required to use the proceeds of any advance either (i) exclusively to finance the purchase, origination, pooling, funding or carrying of receivables by OMFH or any of its Restricted Subsidiaries, relating to OMFH’s 6.75% Senior Notes due 2019 and its 7.25% Senior Notes due 2021) or (ii) for general corporate purposes. The note is payable in full on December 31, 2024, and SFC may demand payment on 5 days prior notice. OMFH may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate. At December 31, 2015, no amounts were drawn under the note.

Receivables from Parent and Affiliates

At December 31, 2015 and 2014, receivables from parent and affiliates totaled $9 million and $11 million, respectively. Receivables from parent and affiliates also included (i) interest receivable on SFC’s note receivable from SFI previously discussed in this Note, (ii) taxes paid by SFC for all entities under the tax sharing agreement, and (iii) expenses paid by a subsidiary of SFC for the benefit of parent and affiliates. Receivables from parent and affiliates at December 31, 2015 and 2014 are presented net of a payable to SFI of $12 million and $43 million, respectively. Excluding this payable, receivables from parent and affiliates totaled $21 million and $54 million at December 31, 2015 and 2014, respectively.

Note Payable to Affiliate

On December 1, 2015, in connection with the closing of the OneMain Acquisition, OMFH entered into a revolving demand note with SFC, whereby OMFH agreed to make advances to SFC from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the note, SFC is required to use the proceeds of any advance for general corporate purposes. The note is payable in full on December 31, 2024, and OMFH may demand payment on 5 days prior notice. SFC may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate. At December 31, 2015, no amounts were drawn under the note.

Subsequently, we drew $370 million under the note on January 22, 2016. The lender’s cost of funds rate at this date was 5.39%.

Payables to Parent and Affiliates

At December 31, 2015 and 2014, payables to parent and affiliates totaled $24 million and $48 million, respectively. SFC’s payable to parent totaled $17 million at December 31, 2014 primarily due to payments made by SFI for the benefit of SFC. At December 31, 2015 and 2014, Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, had net payables of $19 million to Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, related to the intercompany agreements further discussed below in this Note. At December 31, 2015 and 2014, SFMC also had a payable of $1 million to Springleaf Consumer Loan, Inc. for internet lending referral fees charged to the branch network.

Notes to Consolidated Financial Statements, Continued

SFI provided funding for SAC’s operations through an intercompany demand note, not to exceed $3 million. The note was payable in full on December 31, 2022, and was prepayable in whole or in part at any time without premium or penalty. The annual interest rate for the principal balance was lender’s cost plus 25 basis points. At December 31, 2014, the note payable to SFI totaled $1 million and was reported in other liabilities. On September 1, 2015, SAC repaid the note in full plus accrued interest. Interest expense on the note payable to SFI for the year ended December 31, 2015 and 2014 was immaterial.

SFI provides servicing of the SpringCastle Portfolio through a master servicing agreement with SpringCastle Holdings, LLC. At December 31, 2015 and 2014, SpringCastle Holdings LLC’s payable to SFI totaled $4 million and $10 million, respectively.

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

INTERCOMPANY AGREEMENTS

On December 24, 2012, SGSC, a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”). SFMC’s net payable to SGSC relating to these agreements totaled $19 million at December 31, 2015 and 2014.

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During 2015 and 2014, SFMC recorded $224 million and $213 million, respectively, of service fee expenses, which are included in other operating expenses.

License Agreement

The license agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During 2015 and 2014, SFMC recorded $6 million and $5 million, respectively, of license fees, which are included as a contra expense to other operating expenses.

Building Lease

The building lease agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During 2015, and 2014, SFMC recorded $4 million of rent charged to SGSC, which are included as a contra expense to other operating expenses.

Notes to Consolidated Financial Statements, Continued

12. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2015		December 31, 2014
(dollars in millions)	Carrying Value	Fair Value	Carrying Value *	Fair Value

Senior debt	$9,410	$9,753	$8,184	$8,920
Junior subordinated debt	172	245	172	262
Total	$9,582	$9,998	$8,356	$9,182

*	As a result of our early adoption of ASU 2015-03, we reclassified $29 million of debt issuance costs from other assets to long-term debt - senior debt as of December 31, 2014.

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2015	2014	2013	2015	2014

Senior debt	6.96%	7.10%	7.06%	6.66%	7.16%
Junior subordinated debt	12.26	12.26	12.26	12.26	12.26
Total	7.05	7.19	7.14	6.76	7.26

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at December 31, 2015 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.41% - 6.82%	1.65% - 3.65%	5.25% - 8.25%	6.00%

First quarter 2016	$—	$—	$—	$—	$—
Second quarter 2016	—	—	—	—	—
Third quarter 2016	—	—	375	—	375
Fourth quarter 2016	—	—	—	—	—
2016	—	—	375	—	375
2017	—	—	1,903	—	1,903
2018	—	—	—	—	—
2019	—	—	700	—	700
2020	—	—	300	—	300
2021-2067	—	—	950	350	1,300
Securitizations (b)	4,323	—	—	—	4,323
Revolving conduit facilities (b)	—	1,200	—	—	1,200
Total principal maturities	$4,323	$1,200	$4,228	$350	$10,101

Total carrying amount (c)	$4,313	$1,200	$3,897	$172	$9,582
Debt issuance costs (d)	$(15)	$—	$(14)	$—	$(29)

(a)	The interest rates shown are the range of contractual rates in effect at December 31, 2015.

Notes to Consolidated Financial Statements, Continued

(b)
Securitizations and borrowing under revolving conduit facilities are not included in above maturities by period due to their variable monthly repayments. See Note 13 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
The net carrying amount of our long-term debt associated with certain securitizations that were either (i) issued at a premium or discount or (ii) revalued at a premium or discount based on its fair value at the time of the Fortress Acquisition or (iii) recorded at fair value on a recurring basis in circumstances when the embedded derivative within the securitization structure cannot be separately accounted for at fair value.

(d)
As a result of our early adoption of ASU 2015-03 in June of 2015, we report debt issuance costs as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which we continue to report in other assets.

GUARANTY AGREEMENTS

5.25% SFC Notes

On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee, on a senior basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of December 31, 2015, approximately $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

SFC Notes

On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture on a junior subordinated basis issued by SFC (collectively, the “SFC Notes”). The SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2015, approximately $4.2 billion aggregate principal amount of the SFC Notes, including $2.3 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350 million aggregate principal amount of a junior subordinated debenture were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

DEBT COVENANTS

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. Some or all of these agreements also contain certain restrictions, including (i) restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and (ii) SFC’s ability to sell or convey all or substantially all of its assets, unless the transferee assumes SFC’s obligations under the applicable debt agreement.

With the exception of SFC’s junior subordinated debenture, none of SFC’s debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios. However, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of December 31, 2015, we were in compliance with all of the covenants under our debt agreements.

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

Pursuant to the terms of the debenture, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the debenture (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the debenture otherwise payable on the next interest payment date and pays such amount to the holders of the debenture. A mandatory trigger event occurs if SFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters (where the fixed charge ratio equals earnings excluding income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends).

Based upon SFC’s financial results for the twelve months ended September 30, 2015, a mandatory trigger event occurred with respect to the interest payment due in January of 2016 as the average fixed charge ratio was 0.94x. On January 11, 2016, SFC issued one share of SFC common stock to SFI for $11 million to satisfy the January 2016 interest payments required by SFC’s debenture.

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

Medium Term Notes

In December 2014, we used the proceeds from our offering of $700 million aggregate principal amount of the 5.25% SFC Notes to repurchase $9 million and $361 million aggregate principal amount of 6.50% and 6.90%, respectively, medium term notes due 2017 from certain beneficial owners of the notes. We recorded a net loss of $20 million related to the partial extinguishment on this debt repurchase and capitalized $57 million related to a partial modification on this debt repurchase.

Additionally, in December 2014, we repurchased $23 million and $66 million aggregate principal amount of 6.50% and 6.90%, respectively, medium term notes due 2017. We recorded a net loss of $17 million related to these additional debt repurchases in December 2014.

SpringCastle 2013-A Notes

On October 3, 2014, certain indirect subsidiaries of SFC associated with a joint venture in which we own a 47% equity interest (the “Co-Issuers”) used the proceeds from the SpringCastle Funding Asset-backed Notes 2014-A (the “SpringCastle 2014-A Notes”) to repay in full the SpringCastle Funding Asset-backed Notes 2013-A (the “SpringCastle 2013-A Notes”), which were issued by the Co-Issuers on April 1, 2013. See Note 13 for further information on the refinance of SpringCastle 2013-A Notes. We recorded a net loss of $21 million related to this refinancing transaction.

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

Notes to Consolidated Financial Statements, Continued

13. Variable Interest Entities

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

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary, and, therefore, we consolidated such entities. We are deemed to be the primary beneficiary of each of these VIEs because we have the ability to direct the activities of each VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Such ability stems from SFC’s and/or its affiliates’ contractual right to service the securitized finance receivables. Our retained subordinated notes and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and the VIE liabilities if the VIE’s creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)
December 31,	2015	2014

Assets
Cash and cash equivalents (a)	$7	$52
Finance receivables:
Personal loans	3,621	1,853
SpringCastle Portfolio	1,576	1,979
Allowance for finance receivable losses	128	72
Finance receivables held for sale	435	—
Restricted cash and cash equivalents	282	210
Other assets (a)	48	23

Liabilities
Long-term debt (b)	$5,513	$3,630
Other liabilities (a)	9	8

(a)
In connection with OMH’s disclosure integration with OneMain, we have expanded our presentation to include cash and cash equivalents, other assets and other liabilities associated with our securitization trusts.

Notes to Consolidated Financial Statements, Continued

(b)
As a result of our early adoption of ASU 2015-03 in June of 2015, we reclassified $14 million of debt issuance costs related to our long-term debt associated with our securitizations as of December 31, 2014, from other assets to long-term debt.

SECURITIZATION TRANSACTIONS

Consumer Loan Securitizations

2013-A Securitization. On February 19, 2013, we completed a private securitization transaction in which Tenth Street Funding LLC (“Tenth Street”), a wholly owned special purpose vehicle, sold $568 million of notes backed by personal loans held by Springleaf Funding Trust 2013-A (the “2013-A Trust”), at a 2.83% weighted average yield. The notes were scheduled to mature in September 2021. We sold the asset-backed notes for $568 million, after the price discount but before expenses and a $7 million interest reserve requirement. We initially retained $36 million of the 2013-A Trust’s subordinate asset-backed notes.

On December 15, 2015, Tenth Street exercised its right to redeem the asset-backed notes issued by the 2013-A Trust on February 19, 2013 (the “2013-A Notes”). To redeem the 2013-A Notes, Tenth Street paid a redemption price of $189 million, which excluded $37 million for the Class D 2013-A Notes owned by Tenth Street on the date of the optional redemption. The outstanding principal balance of the 2013-A Notes was $225 million on the date of the optional redemption.

2013-B Securitization. On June 19, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $256 million of notes backed by personal loans held by Springleaf Funding Trust 2013-B (the “2013-B Trust”), at a 4.11% weighted average yield. The notes mature in June 2023 and have a thirty-five month revolving period during which no principal payments are required to be made on the notes. We sold the asset-backed notes for $255 million, after the price discount but before expenses and a $4 million interest reserve requirement. We initially retained $114 million of the 2013-B Trust’s senior asset-backed notes (which we subsequently sold in 2013 and recorded $112 million of additional debt) and $30 million of the 2013-B Trust’s subordinate asset-backed notes. The indenture governing the notes contains early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

2013-BAC Securitization. On September 25, 2013, we completed a private securitization transaction in which the Springleaf Funding Trust 2013-BAC (the “2013-BAC Trust”), a wholly owned special purpose vehicle, issued $500 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. We sold the personal loan-backed notes for gross proceeds of $500 million.

On March 27, 2014, we repaid the entire $231 million outstanding principal balance of the notes, plus accrued and unpaid interest of the 2013-BAC Trust.

2014-A Securitization. On March 26, 2014, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $559 million of notes backed by personal loans held by Springleaf Funding Trust 2014-A (the “2014-A Trust”), at a 2.62% weighted average yield. The notes mature in December 2022 and have a twenty-three month revolving period during which no principal payments are required to be made on the notes. We sold the asset-backed notes for $559 million, after the price discount but before expenses and a $6 million interest reserve requirement. We initially retained $33 million of the 2014-A Trust’s subordinate asset-backed notes. The indenture governing the notes contains early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

2015-A Securitization. On February 26, 2015, we completed a private term securitization transaction in which a wholly owned special purpose vehicle sold $1.2 billion of notes backed by personal loans held by Springleaf Funding Trust 2015-A at a 3.58% weighted average yield. The notes mature in November 2024 and have a thirty-five month revolving period during which no principal payments are required to be made on the notes. We sold the asset-backed notes for $1.2 billion, after the price discount but before expenses and a $12 million interest reserve requirement. The indenture governing the notes contains early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

2015-B Securitization. On April 7, 2015, we completed a private term securitization transaction in which a wholly owned special purpose vehicle sold $314 million of notes backed by personal loans held by Springleaf Funding Trust 2015-B at a 3.84% weighted average yield. The notes mature in May 2028 and have a fifty-nine month revolving period during which no principal payments are required to be made on the notes. We sold the asset-backed notes for $314 million, after the price

Notes to Consolidated Financial Statements, Continued

discount but before expenses and a $3 million interest reserve requirement. The indenture governing the notes contains early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

SpringCastle Securitizations

SpringCastle 2014-A Securitization. On October 3, 2014, the Co-Issuers issued $2.6 billion of the SpringCastle 2014-A Notes at a 4.68% weighted average yield in a private placement transaction. The SpringCastle 2014-A Notes are collateralized by the SpringCastle Portfolio in which SFC owns a 47% equity interest as a result of the SAC Capital Contribution on July 31, 2014. The Co-Issuers sold the SpringCastle 2014-A Notes for approximately $2.6 billion after the price discount but before expenses. The Co-Issuers used the proceeds from the SpringCastle 2014-A Notes to repay in full on October 3, 2014 the SpringCastle 2013-A Notes. At September 30, 2014, the UPB of the SpringCastle 2013-A Notes was $1.5 billion.

On October 3, 2014, SAC purchased $363 million initial principal amount of the SpringCastle 2014-A Notes. The Co-Issuers retained $62 million of the SpringCastle 2014-A Notes. Certain subsidiaries of NRZ own a 30% equity interest in the Co-Issuers. NRZ is managed by an affiliate of Fortress.

On March 9, 2015, SAC agreed to sell $232 million and $131 million principal amount of the previously retained Class C and Class D SpringCastle 2014-A Notes, respectively, to an unaffiliated third party at a premium to the principal balance. The sale was completed on March 16, 2015.

Mortgage Securitizations

2013-1 Securitization. On April 10, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $783 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2013-1 (the “2013-1 Trust”), at a 2.85% weighted average yield. We sold the mortgage-backed notes for $782 million, after the price discount but before expenses. We initially retained $237 million of the 2013-1 Trust’s subordinate mortgage-backed notes.

2013-2 Securitization. On July 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $599 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2013-2 (the “2013-2 Trust”), at a 2.88% weighted average yield. We sold the mortgage-backed notes for $591 million, after the price discount but before expenses. We initially retained $535 million of the 2013-2 Trust’s subordinate mortgage-backed notes.

2013-3 Securitization. On October 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $271 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2013-3 (the “2013-3 Trust”), at a 3.40% weighted average yield. We sold the mortgage-backed notes for $269 million, after the price discount but before expenses. We initially retained $229 million of the 2013-3 Trust’s subordinate mortgage-backed notes.

Sales of Previously Retained Mortgage-backed Notes

During 2013, we sold the following previously retained mortgage-backed notes:

(dollars in millions)	Principal Amount of Previously Retained Notes Issued	Carrying Amount of Additional Debt Recorded

Mortgage Securitizations
SLFMT 2012-2	$20	$21
SLFMT 2012-3	8	8
SLFMT 2013-2	158	149
SLFMT 2013-3	23	23
During 2014, our remaining beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions were sold in a series of separate transactions. As a result of these sales, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

Notes to Consolidated Financial Statements, Continued

REVOLVING CONDUIT FACILITIES

Conduit Facilities

Midbrook 2013-VFN1 Securitization. On September 26, 2013, we established a private securitization facility in which the Midbrook Funding Trust 2013-VFN1 (the “Midbrook 2013-VFN1 Trust”), a wholly owned special purpose vehicle, could issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but could be funded from time to time over a one-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes could also be paid down in whole or in part and then redrawn. Following the one-year funding period, the principal amount of the notes, if any, would amortize and would be due and payable in full in October 2017.

On June 13, 2014, we amended the note purchase agreement with the Midbrook 2013-VFN1 Trust to extend the one-year funding period to a two-year funding period. Following the two-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2019. The maximum principal balance of variable funding notes that can be issued remained at $300 million. At December 31, 2015, no amounts had been funded.

The note purchase agreement with the Midbrook 2013-VFN1 Trust was amended on February 24, 2016. See Note 25 for information on this subsequent amendment.

Springleaf 2013-VFN1 Securitization. On September 27, 2013, we established a private securitization facility in which the Springleaf Funding Trust 2013-VFN1 (the “Springleaf 2013-VFN1 Trust”), a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period, which may be extended for one year, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two- or three-year funding period, as the case may be, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2019.

On May 20, 2015, we amended the note purchase agreement with the Springleaf 2013-VFN1 Trust to, among other things, extend the original two-year revolving period ending October of 2015 to a two-year revolving period ending April of 2017, which may be extended for up to one additional year, subject to satisfaction of customary conditions precedent. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in May of 2020. At December 31, 2015, the maximum amount that could be drawn under the notes remained at $350 million. No amounts were drawn under the notes as of December 31, 2015.

The note purchase agreement with the Springleaf 2013-VFN1 Trust was amended on January 21, 2016. See Note 25 for information on this subsequent amendment.

Sumner Brook 2013-VFN1 Securitization. On December 20, 2013, we established a private securitization facility in which the Sumner Brook Funding Trust 2013-VFN1 (the “Sumner Brook 2013-VFN1 Trust”), a wholly owned special purpose vehicle, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in August 2022.

On January 16, 2015, we amended the note purchase agreement with the Sumner Brook 2013-VFN1 Trust to extend the two-year revolving period ending December of 2015 to a three-year revolving period ending January of 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in August of 2024. The maximum principal balance of variable funding notes that can be issued remained at $350 million. On December 21, 2015, we drew $100 million under the notes, which remained outstanding as of December 31, 2015.

Whitford Brook 2014-VFN1 Securitization. On June 26, 2014, we established a private securitization facility in which the Whitford Brook Funding Trust 2014-VFN1 (the “Whitford Brook 2014-VFN1 Trust”), a wholly owned special purpose vehicle,

Notes to Consolidated Financial Statements, Continued

may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC. The notes will be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down to the required minimum balance of $100 million and then redrawn. Following the three-year funding period, the principal amount of the notes will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2018, unless an option to prepay is elected between July 2017 and July 2018.

On March 24, 2015, we amended the sale and servicing agreement relating to the Whitford Brook 2014-VFN1 Trust to remove the requirement for a $100 million minimum balance drawn under the variable funding notes, which are to be backed by personal loans acquired from subsidiaries of SFC from time to time. On March 25, 2015, we paid down the note balance of $100 million.

On June 3, 2015, we amended the note purchase agreement relating to the Whitford Brook 2014-VFN1 Trust to reduce the $300 million maximum principal balance to $250 million. On each of July 15, 2015 and December 3, 2015, we drew $100 million under the notes. As of December 31, 2015, $200 million remained outstanding under the notes.

The note purchase agreement with the Whitford Brook 2015-VFN1 Trust was amended on February 24, 2016. See Note 25 for information on this subsequent amendment.

Mill River 2015-VFN1 Securitization. On May 27, 2015, we established a private securitization facility in which Mill River Funding Trust 2015-VFN1 (the “Mill River 2015-VFN1 Trust”), a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $400 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a three-year revolving period, subject to the satisfaction of customary conditions precedent. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in June of 2021. On each of November 23, 2015 and December 10, 2015, we drew $200 million under the notes. As of December 31, 2015, $400 million remained outstanding under the notes.

The note purchase agreement with the Mill River 2015-VFN1 Trust was amended on January 21, 2016. See Note 25 for information on this subsequent amendment.

Second Avenue Funding LLC Securitization. On June 3, 2015, we established a private securitization facility in which Second Avenue Funding LLC, a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $250 million to be backed by auto loans acquired from subsidiaries of SFC. No amounts were funded at closing, but may be funded from time to time over a three-year revolving period, subject to the satisfaction of customary conditions precedent. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the three-year revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto loans and will be due and payable in full in June of 2019. On November 23, 2015, we drew $250 million under the notes, which remained outstanding as of December 31, 2015.

First Avenue Funding LLC Securitization. On June 10, 2015, we established a private securitization facility in which First Avenue Funding LLC (“First Avenue”), a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $250 million to be backed by auto loans acquired from subsidiaries of SFC. No amounts were funded at closing, but may be funded from time to time over a two-year revolving period, subject to the satisfaction of customary conditions precedent. During the revolving period, the notes can be paid down in whole or in part and then redrawn. Following the two-year revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto loans and will be due and payable in full twelve months following the maturity of the last auto loan held by First Avenue. On November 23, 2015, we drew $250 million under the notes, which remained outstanding as of December 31, 2015.

On December 11, 2015, we amended the facility to extend the scheduled maturity date until December 10, 2017.

Notes to Consolidated Financial Statements, Continued

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $184 million in 2015, $163 million in 2014, and $147 million in 2013.

DECONSOLIDATED VIES

As a result of the sales of the mortgage-backed retained certificates during 2014, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt. The total carrying value of these real estate loans as of the sale dates was $5.1 billion. During 2014, we established a reserve for sales recourse obligations of $6 million related to these sales. At December 31, 2015, this reserve totaled $6 million. We had no repurchase activity associated with these sales as of December 31, 2015. See Note 20 for further information on the total reserve for sales recourse obligations relating to the real estate loan sales, including the sales of the mortgage-backed retained certificates.

14. Derivative Financial Instruments

During 2015 and 2014, we did not have any derivative activity. In 2013, SFC terminated its remaining cross currency interest rate swap agreement with AIG Financial Products, a subsidiary of AIG, and recorded a loss of $2 million in other revenues — other. Immediately following this termination, we had no derivative financial instruments.

Changes in the notional amounts of our cross currency interest rate swap agreements were as follows:

(dollars in millions)
At or for the Year Ended December 31,	2013

Balance at beginning of period	$417
Discontinued and terminated contracts	(417)
Balance at end of period	$—

During 2013, we recognized a net loss of $3 million on SFC’s non-designated hedging instruments in other revenues — other.

Derivative adjustments included in other revenues — other consisted of the following:

(dollars in millions)
Year Ended December 31,	2013

Net interest income	$9
Mark to market losses	(8)
Total	$1

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

Notes to Consolidated Financial Statements, Continued

15. Insurance

Components of unearned insurance premium reserves, claim reserves and benefit reserves were as follows:

(dollars in millions)
December 31,	2015	2014

Finance receivable related:
Payable to SFC:
Unearned premium reserves	$222	$194
Claim reserves	28	23
Subtotal (a)	250	217

Payable to third-party beneficiaries:
Benefit reserves	113	107
Claim reserves	4	5
Subtotal (b)	117	112

Non-finance receivable related:
Benefit reserves	72	75
Claim reserves	41	42
Subtotal (b)	113	117

Total	$480	$446

(a)	Reported as a contra-asset to net finance receivables in connection with the OneMain policy integration.

(b)	Reported in insurance claims and policyholder liabilities.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits included the following amounts assumed from other insurers:

(dollars in millions)
December 31,	2015	2014

Non-affiliated insurance companies	$58	$15
AIG affiliated insurance companies*	—	43
Total	$58	$58

*
As a result of the offering of OMH’s common stock in May of 2015, the economic interests of AIG is no longer material; therefore, the reinsurance agreements with insurers that are subsidiaries of AIG as of December 31, 2015 have not been segregated.

At December 31, 2015 and 2014, reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $22 million.

Notes to Consolidated Financial Statements, Continued

Changes in the reserve for unpaid claims and loss adjustment expenses, net of reinsurance recoverable:

(dollars in millions)
At or for the Years Ended December 31,	2015	2014	2013

Balance at beginning of period	$48	$46	$51
Additions for losses and loss adjustment expenses incurred to:
Current year	64	65	59
Prior years *	—	(3)	(6)
Total	64	62	53
Reductions for losses and loss adjustment expenses paid related to:
Current year	(40)	(39)	(35)
Prior years	(21)	(21)	(23)
Total	(61)	(60)	(58)
Balance at end of period	$51	$48	$46

*
Reflects a redundancy in the prior years’ net reserves of $3 million at December 31, 2014 and $6 million at December 31, 2013 primarily resulting from the settlement of claims incurred in prior years for amounts that were less than expected.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance (the “Indiana DOI”), which is a comprehensive basis of accounting other than U.S. GAAP. The primary differences between statutory accounting practices and U.S. GAAP are that under statutory accounting, policy acquisition costs are expensed as incurred, policyholder liabilities are generally valued using prescribed actuarial assumptions, and certain investment securities are reported at amortized cost. We are not required and did not apply purchase accounting to the insurance subsidiaries on a statutory basis.

Statutory net income (loss) for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Property and casualty	$15	$16	$41
Life and disability	(1)	(2)	3

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2015	2014

Property and casualty	$76	$108
Life and disability	123	171

Our insurance companies are also subject to risk-based capital requirements adopted by the Indiana DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2015 and 2014, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

State law restricts the amounts our insurance subsidiaries, Yosemite Insurance Company (“Yosemite”) and Merit, may pay as dividends without prior notice to the Indiana DOI. The maximum amount of dividends (referred to as “ordinary dividends”) for an Indiana domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the

Notes to Consolidated Financial Statements, Continued

Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends”. Our insurance subsidiaries paid extraordinary dividends to SFC totaling $100 million, $57 million, and $150 million during 2015, 2014, and 2013, respectively, and ordinary dividends of $18 million to SFC during 2014. In addition, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $58 million in July of 2013.

16. Other Liabilities

Components of other liabilities were as follows:

(dollars in millions)
December 31,	2015	2014

Retirement plans	$55	$50
Accrued interest on debt	55	57
Payables to parent and affiliates *	24	48
Other accrued expenses and accounts payable	17	26
Loan principal warranty reserve	15	24
Salary and benefit liabilities	14	11
Bank overdrafts	14	5
Other insurance liabilities	5	4
Other	18	30
Total	$217	$255

*	See Note 11 for further information on payables to parent and affiliates.

17. Capital Stock

SFC has two classes of authorized capital stock: special stock and common stock. SFC may issue special stock in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2015 were as follows:

	Special Stock	Common Stock

Par value	$—	$0.50
Shares authorized	25,000,000	25,000,000

Shares issued and outstanding were as follows:

	Special Stock		Common Stock
December 31,	2015	2014	2015	2014

Shares issued and outstanding	—	—	10,160,020	10,160,020

During January and July of 2014 and 2013, SFC received capital contributions from SFI of $11 million to satisfy interest payments required by SFC’s debenture due in January and July of 2014 and 2013, respectively.

On July 31, 2014, SFI made a capital contribution to SFC, consisting of 100 shares of the common stock, par value of $0.01 per share, of SAC representing all of the issued and outstanding shares of capital stock of SAC.

Notes to Consolidated Financial Statements, Continued

18. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(12)	(6)	—	(18)
Reclassification adjustments from accumulated other comprehensive income (loss)	(9)	—	—	(9)
Balance at end of period	$(9)	$(19)	$4	$(24)

Year Ended December 31, 2014
Balance at beginning of period	$4	$20	$4	$28
Other comprehensive income (loss) before reclassifications	13	(33)	—	(20)
Reclassification adjustments from accumulated other comprehensive income	(5)	—	—	(5)
Balance at end of period	$12	$(13)	$4	$3

Year Ended December 31, 2013
Balance at beginning of period	$13	$8	$5	$26
Other comprehensive income (loss) before reclassifications	(8)	12	(1)	3
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	(1)
Balance at end of period	$4	$20	$4	$28

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Unrealized gains on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$14	$8	$2
Income tax effect	(5)	(3)	(1)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$9	$5	$1

19. Income Taxes

OMH and all of its eligible domestic U.S. subsidiaries, including SFC, file a consolidated life/non-life federal tax return with the Internal Revenue Service (“IRS”). Previously, Merit was not an eligible company, and it filed a separate federal life insurance tax return. For our 2015 consolidated federal tax return, Merit is eligible as an includible insurance company under Internal Revenue Code (“IRC”) Section 1504. Income taxes from the consolidated federal and state tax returns are allocated to the eligible subsidiaries under a tax sharing agreement with OMH.

Our foreign subsidiaries file tax returns in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2015, the Company had no undistributed foreign earnings.

Notes to Consolidated Financial Statements, Continued

Components of income (loss) before provision for (benefit from) income taxes were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Income (loss) before provision for (benefit from) income taxes - U.S. operations	$137	$753	$(132)
Income (loss) before provision for (benefit from) income taxes - foreign operations	7	2	(4)
Total	$144	$755	$(136)

Components of provision for (benefit from) income taxes were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Current:
Federal	$63	$228	$62
Foreign	—	—	1
State	5	17	2
Total current	68	245	65

Deferred:
Federal	(49)	17	(107)
Foreign	—	—	1
State	(4)	1	(12)
Total deferred	(53)	18	(118)
Total	$15	$263	$(53)

Expense from foreign income taxes includes our foreign subsidiaries that operate in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

We recorded a current state income tax provision in 2015, 2014, and 2013 attributable to profitable operations in certain states in which we engage in business activity that could not be offset against losses incurred. We recorded a valuation allowance against the majority of our gross state deferred tax assets related to net operating losses.

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

Years Ended December 31,	2015	2014	2013

Statutory federal income tax rate	35.00%	35.00%	35.00%

Non-controlling interests	(29.14)	(2.06)	—
State income taxes, net of federal	0.14	1.57	4.39
Foreign operations	0.15	0.45	(2.68)
Nontaxable investment income	(0.32)	(0.12)	1.11
Interest and penalties on prior year tax returns	—	(0.12)	(4.38)
Change in tax status	—	—	8.35
Nondeductible compensation	3.78	—	(1.99)
Other, net	0.61	0.13	(0.60)
Effective income tax rate	10.22%	34.85%	39.20%

The effective tax rate for 2015 and 2014 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in the SpringCastle Portfolio and state income taxes. The effective tax rate is based on income (loss) before

Notes to Consolidated Financial Statements, Continued

taxes, which includes income (loss) attributable to non-controlling interests. The income (loss) attributable to the non-controlling interest is not included in the taxable income in SFC, resulting in variances from the federal statutory rate of (29.14)% and (2.06)% in 2015 and 2014, respectively. The difference in the impact on the effective tax rate due to non-controlling interest in 2015 as compared to 2014 is due to the fact that the net income attributable to non-controlling interest was a greater percentage of the total income (loss) before taxes in 2015 as compared to 2014. The effective tax rate for 2013 differed from the federal statutory rate primarily due to the effects of state income taxes and a change in tax status, partially offset by the effect of interest and penalties on prior year tax returns.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax obligation (all of which would affect the effective tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2015	2014	2013

Balance at beginning of year	$4	$2	$2
Increases in tax positions for prior years	4	3	—
Decreases in tax positions for prior years	(2)	—	—
Increases in tax positions for current years	4	—	—
Lapse in statute of limitations	—	(1)	—
Settlements with tax authorities	(1)	—	—
Balance at end of year	$9	$4	$2

Our gross unrecognized tax obligation includes interest and penalties. We recognize interest and penalties related to gross unrecognized tax obligations in income tax expense. We accrued $3 million in 2015, $1 million in 2014, and less than $1 million in 2013 for the payment of respective tax obligation, interest and penalty, net of any federal benefit. The amount of any change in the balance of uncertain tax liabilities over the next twelve months is not expected to be material to our consolidated financial statements.

We are currently under examination of our U.S. federal tax return for the year 2013 by the IRS. Management believes it has adequately provided for taxes for such year. No specific examination issue or adjustment has been identified to date. During 2015, the Company amended their 2011 and 2012 federal and state returns. Therefore, the Company could be subject to examination for the respective years. The amended returns resulted in a net receivable that is recorded in the current tax receivable account.

Notes to Consolidated Financial Statements, Continued

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2015	2014

Deferred tax assets:
Allowance for loan losses	$93	$79
Joint venture	27	12
Capital loss carryforward	27	—
Pension/employee benefits	26	20
State taxes, net of federal	20	21
Net operating losses and tax attributes	16	19
Legal and warranty reserve	6	9
Deferred insurance commissions	5	3
Payment protection insurance liability	2	5
Other	9	5
Total	231	173

Deferred tax liabilities:
Debt writedown	150	194
Impact of tax accounting method change	76	—
Discount - debt exchange	20	23
Mark-to-market	16	46
Insurance reserves	15	10
Other intangible assets	5	7
Other	—	5
Total	282	285

Net deferred tax liabilities before valuation allowance	(51)	(112)
Valuation allowance	(38)	(44)
Net deferred tax liabilities	$(89)	$(156)

We had a net deferred tax liability of $89 million and $156 million at December 31, 2015 and 2014, respectively. The deferred tax liability reflected on the impact of tax accounting method change relates to the valuation of certain assets. The gross deferred tax liabilities are expected to reverse in time, and amounts are sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets.

Included in our gross deferred tax assets are foreign deferred tax assets that are primarily attributable to foreign net operating loss carryforwards. The benefit of the foreign net operating loss carryforwards is $13 million and $15 million from our United Kingdom operations at December 31, 2015 and 2014, respectively, and $2 million from our Puerto Rico operations at December 31, 2015 and 2014. The United Kingdom net operating loss does not have a statute of limitations and the Puerto Rico net operating loss expires in 2024. We had a valuation allowance against our United Kingdom and Puerto Rico operations of $16 million and $18 million at December 31, 2015 and 2014, respectively.

In addition, at December 31, 2015, we had a federal capital loss carryforward of $78 million. The federal capital loss carryforward expires in 2020. At December 31, 2015, we had state net operating loss carryforwards of $548 million, compared to $500 million at December 31, 2014. The state net operating loss carryforwards expire between 2017 and 2036. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit of $22 million and $26 million at December 31, 2015 and 2014, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more-likely-than-not to not be realized.

Notes to Consolidated Financial Statements, Continued

At December 31, 2015, we had $14 million of net current federal and foreign income tax payable, compared to $100 million receivable at December 31, 2014. At December 31, 2015, we had $8 million of current state tax receivable, compared to $5 million at December 31, 2014.

20. Lease Commitments, Rent Expense, and Contingent Liabilities

LEASE COMMITMENTS AND RENT EXPENSE

Annual rental commitments for leased office space, automobiles and information technology equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Lease Commitments

First quarter 2016	$7
Second quarter 2016	7
Third quarter 2016	7
Fourth quarter 2016	6
2016	27
2017	21
2018	15
2019	9
2020	4
2021+	1
Total	$77

In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $28 million in 2015, $29 million in 2014, and $30 million in 2013.

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

Notes to Consolidated Financial Statements, Continued

For certain other legal actions, we can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but do not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on our consolidated financial statements as a whole.

SALES RECOURSE OBLIGATIONS

During 2014, we established a reserve for sales recourse obligations of $22 million related to the real estate loan sales. At December 31, 2015, our reserve for sales recourse obligations totaled $15 million, which primarily related to the real estate loan sales in 2014. We repurchased 13 loans totaling $1 million during 2015 associated with the real estate loan sales in 2014. There was no repurchase activity associated with the 2014 sales of real estate loans during 2014. We repurchased 9 loans totaling $1 million during 2014 and 20 loans totaling $3 million during 2013 associated with other prior sales of finance receivables because these loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At December 31, 2015, there were no material recourse requests with loss exposure that management believes will not be covered by the reserve.

The activity in our reserve for sales recourse obligations associated with the real estate loan sales during 2014 and other prior sales of finance receivables was as follows:

(dollars in millions)
At or for the Years Ended December 31,	2015	2014	2013

Balance at beginning of period	$24	$5	$5
Recourse losses	(2)	—	—
Provision for recourse obligations, net of recoveries *	(7)	19	—
Balance at end of period	$15	$24	$5

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

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

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March of 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $6 million at December 31, 2015 and $14 million at December 31, 2014. We do not believe that any additional losses related to PPI claims in excess of the amounts accrued will have a material adverse effect on our consolidated financial statements as a whole.

21. Benefit Plans

PENSION PLANS

Retirement Plan

The Springleaf Financial Services Retirement Plan (the ”Retirement Plan”) is a noncontributory defined benefit plan which is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Effective December 31, 2012, the Retirement Plan was frozen. U.S. salaried employees who were employed by a participating company, had attained age 21, and completed twelve months of continuous service were eligible to participate in the plan. Employees generally vested after 5 years of service. Prior to January 1, 2013, unreduced benefits were paid to retirees at normal retirement (age 65) and were based

Notes to Consolidated Financial Statements, Continued

upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Our current and former employees will not lose any vested benefits in the Retirement Plan that accrued prior to January 1, 2013.

CommoLoCo Retirement Plan

The CommoLoCo Retirement Plan is a noncontributory defined benefit plan which is subject to the provisions of the Puerto Rico tax code. Effective December 31, 2012, the CommoLoCo Retirement Plan was frozen. Puerto Rican residents employed by CommoLoCo, Inc., our Puerto Rican subsidiary, who had attained age 21 and completed one year of service were eligible to participate in the plan. Our current and former employees in Puerto Rico will not lose any vested benefits in the CommoLoCo Retirement Plan that accrued prior to January 1, 2013.

Unfunded Defined Benefit Plans

We sponsor unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by our other retirement plans. These include: (i) Springleaf Financial Services Excess Retirement Income Plan (the “Excess Retirement Income Plan”), which provides a benefit equal to the reduction in benefits payable to certain employees under our qualified retirement plan as a result of federal tax limitations on compensation and benefits payable; and (ii) the Supplemental Executive Retirement Plan (“SERP”), which provides additional retirement benefits to designated executives. Benefits under the Excess Retirement Income Plan were frozen as of December 31, 2012, and benefits under the SERP were frozen at the end of August 2004.

POSTRETIREMENT PLANS

Springleaf Retiree Medical and Life Insurance Plan

We provided postretirement medical care and life insurance benefits. Eligibility was based upon completion of 10 years of credited service and attainment of age 55. Life and dental benefits were closed to new participants. Postretirement medical and life insurance benefits were based upon the employee electing immediate retirement and having a minimum of 10 years of service. Medical benefits were contributory, while the life insurance benefits were non-contributory. Retiree medical contributions were based on the actual premium payments reduced by Company-provided credits. These retiree contributions were subject to adjustment annually. Other cost sharing features of the medical plan included deductibles, coinsurance, and Medicare coordination. On December 31, 2014, we terminated the Springleaf Retiree Medical and Life Insurance Plan, and we recorded a settlement gain and a curtailment gain of $4 million and $2 million, respectively, as a credit to salaries and benefit expenses.

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

Springleaf Financial Services 401(k) Plan

The Springleaf Financial Services 401(k) Plan (the “401(k) Plan”) for 2015, 2014, and 2013 provided for a 100% Company matching on the first 4% of the salary reduction contributions of the employees. We do not anticipate any changes to the Company’s matching contributions for 2016.

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

Notes to Consolidated Financial Statements, Continued

sharing contribution. The discretionary profit sharing contribution will be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account will, as a percentage of pay, be the same.

The salaries and benefit expense associated with this plan was $5 million in 2015, $4 million in 2014, and $4 million in 2013.

CommoLoCo Thrift Plan

The CommoLoCo Thrift Plan provides for salary reduction contributions by employees and 100% matching contributions by the Company of up to 3% of annual salary and 50% matching contributions by the Company of the next 3% of annual salary depending on the respective employee’s years of service. The salaries and benefit expense associated with this plan for 2015, 2014, and 2013 was immaterial. We do not anticipate any changes to the Company’s matching contributions for 2016.

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

(dollars in millions)	Pension (a)			Postretirement (b)
At or for the Years Ended December 31,	2015	2014	2013	2014	2013

Projected benefit obligation, beginning of period	$409	$323	$368	$2	$7
Interest cost	15	15	14	—	—
Actuarial loss (gain) (c)	(24)	83	(47)	—	(5)
Benefits paid:
Plan assets	(12)	(12)	(12)	—	—
Curtailment	—	—	—	(2)	—
Projected benefit obligation, end of period	388	409	323	—	2

Fair value of plan assets, beginning of period	359	317	347	—	—
Actual return on plan assets, net of expenses	(15)	54	(18)	—	—
Company contributions	1	—	—	—	—
Benefits paid:
Plan assets	(12)	(12)	(12)	—	—
Fair value of plan assets, end of period	333	359	317	—	—
Funded status, end of period	$(55)	$(50)	$(6)	$—	$(2)

Net amounts recognized in the consolidated balance sheet:
Other assets	$—	$—	$7	$—	$—
Other liabilities	(55)	(50)	(13)	—	(2)
Total amounts recognized	$(55)	$(50)	$(6)	$—	$(2)

Pretax net gain (loss) recognized in accumulated other comprehensive income or loss	$29	$(19)	$26	$—	$4

(a)	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $10 million at December 31, 2015 and 2014.

(b)	We do not currently fund postretirement benefits.

(c)	We adopted new mortality tables in 2014, which increased the plan liabilities during 2014.

Notes to Consolidated Financial Statements, Continued

The accumulated benefit obligation for U.S. pension benefit plans was $388 million at December 31, 2015 and $409 million at December 31, 2014.

Defined benefit pension plan obligations in which the projected benefit obligation (“PBO”) was in excess of the related plan assets and the accumulated benefit obligation (“ABO”) was in excess of the related plan assets were as follows:

(dollars in millions)	PBO and ABO Exceeds Fair Value of Plan Assets
December 31,	2015	2014

Projected benefit obligation	$388	$409
Accumulated benefit obligation	388	409
Fair value of plan assets	333	359

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans and other postretirement benefit plans:

(dollars in millions)	Pension			Postretirement
Years Ended December 31,	2015	2014	2013	2014	2013

Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—	$1
Interest cost	15	15	14	—	—
Expected return on assets	(19)	(16)	(15)	—	—
Curtailment gain	—	—	—	(2)	—
Settlement gain	—	—	—	(4)	—
Net periodic benefit cost	(4)	(1)	(1)	(6)	1

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss (gain)	9	46	(13)	—	(5)
Net settlement gain	—	—	—	4	—
Total recognized in other comprehensive income or loss	9	46	(13)	4	(5)

Total recognized in net periodic benefit cost and other comprehensive income or loss	$5	$45	$(14)	$(2)	$(4)

We have made the following estimates relating to our combined defined benefit pension plans and our defined benefit postretirement plans:

•
the estimated net loss that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year will be less than $1 million for our combined defined benefit pension plans;

•
the estimated prior service credit that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year will be zero for our combined defined benefit pension plans; and

•
the estimated amortization from accumulated other comprehensive income or loss for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year will be zero for our defined benefit postretirement plans.

Notes to Consolidated Financial Statements, Continued

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension		Postretirement
December 31,	2015	2014	2015	2014

Projected benefit obligation:
Discount rate	4.26%	3.89%	3.45%	3.80%
Rate of compensation increase	—	—	N/A *	N/A *

Net periodic benefit costs:
Discount rate	3.89%	4.83%	3.80%	3.80%
Expected long-term rate of return on plan assets	5.27%	5.29%	N/A *	N/A *
Rate of compensation increase (average)	—	—	N/A *	N/A *

*	Not applicable

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2015 and an equivalent weighted average discount rate was derived that resulted in the same liability. This single discount rate for each plan was used.

Investment Strategy

The investment strategy with respect to assets relating to our pension plans is designed to achieve investment returns that will (i) provide for the benefit obligations of the plans over the long term; (ii) limit the risk of short-term funding shortfalls; and (iii) maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including but not limited to, volatility relative to the benefit obligations, diversification and concentration, and the risk and rewards profile indigenous to each asset class.

Allocation of Plan Assets

The long-term strategic asset allocation is reviewed and revised annually. The plans’ assets are monitored by our Retirement Plans Committee and the investment managers, which can entail allocating the plans assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

At December 31, 2015, the actual asset allocation for the primary asset classes was 90% in fixed income securities, 9% in equity securities, and 1% in cash and cash equivalents. The 2016 target asset allocation for the primary asset classes is 88% in fixed income securities and 12% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 5.3% for the Retirement Plan and 5.7% for the CommoLoCo Retirement Plan for 2015. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Expected Cash Flows

Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. This range is generally not determined until the fourth quarter. Contributed amounts in excess

Notes to Consolidated Financial Statements, Continued

of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the IRC. Supplemental and excess plans’ payments and postretirement plan payments are deductible when paid.

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2015 are as follows:

(dollars in millions)	Pension

2016	$15
2017	15
2018	15
2019	15
2020	16
2021-2025	89

FAIR VALUE MEASUREMENTS — PLAN ASSETS

The inputs and methodology used in determining the fair value of the plan assets are consistent with those used to measure our assets.

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2015
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. (a)	—	16	—	16
International (b)	—	15	—	15
Fixed income securities:
U.S. investment grade (c)	—	291	—	291
U.S. high yield (d)	—	8	—	8
Total	$3	$330	$—	$333

December 31, 2014
Assets:
Cash and cash equivalents	$2	$—	$—	$2
Equity securities:
U.S. (a)	—	19	—	19
International (b)	—	1	—	1
Fixed income securities:
U.S. investment grade (c)	—	335	—	335
U.S. high yield (d)	—	2	—	2
Total	$2	$357	$—	$359

(a)	Includes index mutual funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.

(b)	Includes investment mutual funds in companies in emerging and developed markets.

Notes to Consolidated Financial Statements, Continued

(c)	Includes investment mutual funds in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)	Includes investment mutual funds in securities or debt obligations that have a rating below investment grade.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

22. Share-Based Compensation

OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the 2013 Omnibus Incentive Plan (the “Omnibus Plan”) under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants. Under this plan, as of December 31, 2015, 11,105,064 shares of authorized common stock are reserved for issuance pursuant to grants approved by OMH’s Board of Directors. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), and other stock-based awards and cash awards. SFC participates in stock awards of OMH. Unless specifically noted, the following disclosures are based on all award activity of OMH.

Service-based Awards

In connection with the initial public offering on October 16, 2013 and subsequent to the offering, OMH has granted service-based RSUs and RSAs to certain of our executives and employees. The RSUs are subject to a graded vesting period of 4.2 years or less and do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The RSAs are subject to a graded vesting period of three years or less and provide the holders the right to vote and to earn dividends during the vesting period that are subject to forfeiture if the shares do not vest. The fair value for restricted units and awards is generally the closing market price of OMH’s common stock on the date of the award. For awards granted in connection with the initial public offering, the fair value is the offering price. Expense is amortized on a straight line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2015, 2014, and 2013 was $47.44, $25.65, and $17.00, respectively. The total fair value of service-based awards that vested during 2015 and 2014 was $7 million and $1 million, respectively. No service-based awards vested in 2013.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2015	1,352,865	$17.91
Granted	1,115,662	47.44
Vested	(384,902)	18.45
Forfeited	(74,201)	24.65
Unvested at December 31, 2015	2,009,424	33.95	2.91

Performance-based Awards

During 2015 and 2014, OMH awarded performance-based RSUs (“PRSUs”) that may be earned based on the financial performance of OMH. Certain PRSUs are subject to the achievement of performance goals during the period between the grant date and December 31, 2016. These awards are also subject to a graded vesting period of two years after the attainment of the performance goal or December 31, 2016, whichever occurs earlier. The remaining PRSUs are subject to separate and independent performance goals for 2016, 2017 and 2018; therefore, a separate requisite service period exists for each year that begins on January 1 of the respective performance year. Vesting for these awards will occur on the Form 10-K filing date that

Notes to Consolidated Financial Statements, Continued

occurs after the performance year or the date the actual performance outcome is determined, whichever is later. All of the PRSUs allow for partial vesting if a minimum level of performance is attained. The PRSUs do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The fair value for PRSUs is based on the closing market price of our stock on the date of the award.

Expense for performance-based shares is recognized over the requisite service period when it is probable that the performance goals will be achieved and is based on the total number of units expected to vest. Expense for awards with graded vesting is recognized under the accelerated method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. If minimum targets are not achieved by the end of the respective performance periods, all unvested shares related to those targets will be forfeited and cancelled, and all expense recognized to that date is reversed.

The weighted average grant date fair value of performance-based awards issued in 2015 and 2014 was $34.45 and $25.78, respectively. No performance-based awards vested in 2015 or 2014.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2015	583,459	$25.84
Granted	16,091	34.45
Forfeited	(18,437)	35.05
Unvested at December 31, 2015	581,113	25.79	2.59

In addition, two of our executives were granted 8.203125 RSUs on September 30, 2013, for which we recorded share-based compensation expense of $131 million. This grant was subsequently amended on October 8, 2013 to reduce the number of RSUs granted to the executives by 0.859375 RSUs and to grant these units to a certain management employee. No other terms of the grant were modified. As a result of the additional grant, we recognized $14 million in additional compensation expense in the fourth quarter of 2013. There was no additional compensation expense recorded for the modification of the grant to the executives, as the fair value of the modified award was less than the fair value of the original award immediately before the terms were modified. Therefore, total compensation expense recognized for the 8.203125 units was $145 million. These RSUs were converted into the right to receive 8.203125% of the outstanding shares of OMH common stock and were also subject to an equitable adjustment for the stock split that occurred on October 9, 2013. The adjusted number of shares of OMH common stock underlying these RSUs (8,203,125 shares) were delivered to the holders in October 2013 after the conversion. The weighted average grant date fair value of these units (after conversion and subsequent stock split) was $16.00 based on an equity valuation. The shares are fully vested; however, they generally cannot be sold or otherwise transferred for five years following the date of delivery, except to the extent necessary to satisfy certain tax obligations.

Total share-based compensation expense, net of forfeitures, for all stock-based awards totaled $2 million, $1 million, and $145 million, respectively, during 2015, 2014, and 2013. The total income tax benefit recognized for stock-based compensation was $1 million in 2015, less than $1 million in 2014, and $51 million in 2013. As of December 31, 2015, there was total unrecognized compensation expense of $4 million related to nonvested restricted stock that is expected to be recognized over a weighted average period of 2.9 years.

OMH Incentive Units

On October 9, 2013, certain executives of the Company received a grant of incentive units in the Initial Stockholder. In the fourth quarter of 2015, such executives surrendered a portion of their incentive units and certain additional executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are

Notes to Consolidated Financial Statements, Continued

employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions. Because the incentive units only provide economic benefits in the form of distributions while the holders are employed, and the holder generally does not have the ability to monetize the incentive units due to the transfer restrictions, the substance of the arrangement is that of a profit sharing agreement. These incentive units are subject to their continued employment with the Company and, in the case of the incentive units issued in 2015, the continued employment of both Jay Levine and John Anderson. These incentive units provide benefits (in the form of distributions) in the event the Initial Stockholder makes distributions to one or more of its members that exceed certain specified amounts. In connection with the sale of our common stock by the Initial Stockholder, certain of the specified thresholds were satisfied. In accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $15 million in the second quarter of 2015 related to the incentive units. No expense was recognized for these awards during 2014 or 2013.

23. Segment Information

Our segments coincide with how our businesses are managed. At December 31, 2015, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

Management considers Consumer and Insurance, and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.”

Our segments are managed as follows:

Core Consumer Operations

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized operations and offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. Branch operations primarily conduct business in 27 states, which are our core operating states. Our centralized operations underwrite and process certain loan applications that we receive from our branch operations or through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), our centralized operations originate the loan.

•
Acquisitions and Servicing — We service the SpringCastle Portfolio that was acquired by an indirect subsidiary of OMH through a joint venture in which SFC owns a 47% equity interest. The SpringCastle Portfolio consists of unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests) and includes both closed-end accounts and open-end lines of credit. These loans vary in form and substance from our typical branch serviced loans and are in a liquidating status.

Non-Core Portfolio

•
Real Estate — We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices or previously acquired or originated through centralized distribution channels are serviced by: (i) MorEquity and subserviced by Nationstar; (ii) Select Portfolio Servicing, Inc.; or (iii) our centralized operations. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. Prior to the OneMain Acquisition, this segment also included proceeds from the sale of our real estate loans in 2014. OMH used these proceeds to acquire OneMain.

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include: (i) our legacy operations in 14 states where we had also ceased branch-based personal lending; (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance

Notes to Consolidated Financial Statements, Continued

operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of our United Kingdom subsidiary.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 3, except as described below.

Due to the nature of the Fortress Acquisition, we have applied purchase accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using “Segment Accounting Basis” (referred to as “historical accounting basis” in previous SEC filings), which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than U.S. GAAP) provides investors the basis for which management evaluates segment performance.

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisition and Servicing - includes interest expense specifically identified to our SpringCastle portfolio
Consumer and Insurance, Real Estate and Other - The Company has securitization debt, secured term loan and unsecured debt. The Company first allocates interest expense to its segments based on actual expense for securitizations and secured term debt and using a weighted average for unsecured debt allocated to the segments. Average unsecured debt allocations for the periods presented are as follows:

Subsequent to the OneMain Acquisition
Total average unsecured debt is allocated as follows:
● Consumer and Insurance - receives remainder of unallocated average debt; and
● Real Estate and Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
The net effect of the change in debt allocation and asset base methodologies for 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $208 million for Consumer and Insurance and a decrease in interest expense of $157 million and $51 million for Real Estate and Other, respectively.

For the period third quarter 2014 to the OneMain Acquisition
Total average unsecured debt is allocated to Consumer and Insurance, Real Estate and Other, such that the total debt allocated across each segment equals 83%, up to 100% and 100% of each of its respective asset base. Any excess is allocated to Consumer and Insurance.

Average unsecured debt is allocated after average securitized debt to achieve the calculated average segment debt.
Asset base represents the following:
● Consumer and Insurance - average net finance receivables including average net finance receivables held for sale;
● Real Estate - average net finance receivables including average net finance receivables held for sale, cash and cash equivalents, investments including proceeds from Real Estate sales; and
● Other - average net finance receivables other than the periods listed below:
●  May 2015 to the OneMain Acquisition - average net finance receivables and cash and cash equivalents less proceeds from equity issuance in 2015, operating cash reserve and cash included in other segments.

● February 2015 to April 2015 - average net finance receivables and cash and cash equivalents less operating cash reserve and cash included in other segments.
Prior to third quarter 2014
The ratio of each segment average net finance receivables to total average net finance receivables is calculated. This ratio is applied to average total debt to calculate the average segment debt. Average unsecured debt is allocated after average securitized debt and secured term loan to achieve the calculated average segment debt.

Notes to Consolidated Financial Statements, Continued

Provision for finance receivable losses	Directly correlated with a specific segment, except for allocations to Other, which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.
Other revenues
Directly correlated with a specific segment, except for: (i) net gain (loss) on repurchases and repayments of debt, which is allocated to the segments based on the interest expense allocation of debt and (ii) gains and losses on foreign currency exchange, which is allocated to the segments based on the interest expense allocation of debt.

Salaries and benefits	Directly correlated with a specific segment. Other salaries and benefits not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Other operating expenses	Directly correlated with a specific segment. Other operating expenses not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Insurance policy benefits and claims	Directly correlated with a specific segment.

The “Segment to GAAP Adjustment” column in the following tables primarily consists of:

•
interest income - the net purchase accounting impact of the amortization (accretion) of the net premium (discount) assigned to finance receivables and the impact of identifying purchased credit impaired finance receivables as compared to the historical values of finance receivables;

•	interest expense - primarily includes the accretion of the net discount applied to our long term debt as part of purchase accounting;

•	provision for finance receivable losses - the adjustment to reflect the difference between our allowance adjustment calculated under our Segment Accounting Basis and our GAAP basis;

•
other revenues - the impact of carrying value differences between Segment Accounting Basis and purchase accounting basis when measuring mark to market for loans held for sale and realized gains/losses associated with our investment portfolio; and

•	other expenses - the net impact of amortization associated with identified intangibles as part of purchase accounting and deferred costs impacted by purchase accounting.

The following tables present information about the Company’s segments, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2015
Interest income	$1,115	$462	$68	$8	$—	$12	$1,665
Interest expense	190	87	213	55	(5)	127	667
Provision for finance receivable losses	255	89	(2)	1	—	18	361
Net interest income (loss) after provision for finance receivable losses	670	286	(143)	(48)	5	(133)	637
Other revenues	212	5	4	42	(5)	(16)	242
Other expenses	622	61	33	17	—	2	735
Income (loss) before provision for (benefit from) income taxes	260	230	(172)	(23)	—	(151)	144
Income before provision for income taxes attributable to non-controlling interests	—	120	—	—	—	—	120
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$260	$110	$(172)	$(23)	$—	$(151)	$24

Assets	$5,632	$1,658	$711	$4,119	$—	$(65)	$12,055

Notes to Consolidated Financial Statements, Continued

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2014
Interest income	$911	$217	$401	$16	$—	$89	$1,634
Interest expense	163	36	349	7	(5)	133	683
Provision for finance receivable losses	200	49	128	7	—	(16)	368
Net interest income (loss) after provision for finance receivable losses	548	132	(76)	2	5	(28)	583
Other revenues	215	(15)	162	6	(5)	466	829
Other expenses	523	30	91	10	—	3	657
Income (loss) before provision for (benefit from) income taxes	240	87	(5)	(2)	—	435	755
Income before provision for income taxes attributable to non-controlling interests	—	44	—	—	—	—	44
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$240	$43	$(5)	$(2)	$—	$435	$711

Assets *	$4,218	2,424	$3,665	$555	$—	$18	$10,880

At or for the Year Ended December 31, 2013
Interest income	$721	$—	$690	$45	$—	$192	$1,648
Interest expense	149	—	539	15	—	140	843
Provision for finance receivable losses	117	—	255	—	—	22	394
Net interest income after provision for finance receivable losses	455	—	(104)	30	—	30	411
Other revenues	197	—	7	13	—	(55)	162
Other expenses	448	—	84	174	—	3	709
Income (loss) before provision for (benefit from) income taxes	$204	$—	$(181)	$(131)	$—	$(28)	$(136)

Assets *	$3,999	$—	$8,487	$611	$—	$(576)	$12,521

*	Assets reflect the following:

•
As a result of our early adoption of ASU 2015-03, we reclassified debt issuance costs of $29 million and $39 million as of December 31, 2014 and 2013, respectively, from other assets to long-term debt.

•
In connection with our policy integration with OneMain, we report unearned insurance premium and claim reserves related to finance receivables (previously reported in insurance claims and policyholder liabilities) as a contra-asset to net finance receivables, which totaled $217 million and $172 million at December 31, 2014 and 2013, respectively.

•	See Note 3 for further information on the correction of the total asset segment disclosure error.

24. Fair Value Measurements

The fair value of a financial instrument is the amount that would be expected to be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions. See Note 3 for a discussion of the

Notes to Consolidated Financial Statements, Continued

accounting policies related to fair value measurements, which includes the valuation process and the inputs used to develop our fair value measurements.

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2015
Assets
Cash and cash equivalents	$321	$—	$—	$321	$321
Investment securities	—	602	2	604	604
Net finance receivables, less allowance for finance receivable losses	—	—	6,897	6,897	6,204
Finance receivables held for sale	—	—	819	819	796
Notes receivable from parent and affiliates	—	3,804	—	3,804	3,804
Restricted cash and cash equivalents	295	—	—	295	295
Other assets:
Commercial mortgage loans	—	—	62	62	62
Escrow advance receivable	—	—	11	11	11
Receivables from parent and affiliates	—	9	—	9	9
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$9,998	$—	$9,998	$9,582
Payables to parent and affiliates	—	24	—	24	24

December 31, 2014
Assets
Cash and cash equivalents	$584	$165	$—	$749	$749
Investment securities	—	2,913	9	2,922	2,922
Net finance receivables, less allowance for finance receivable losses	—	—	6,949	6,949	6,278
Finance receivables held for sale	—	—	209	209	205
Note receivable from parent	—	251	—	251	251
Restricted cash and cash equivalents	218	—	—	218	218
Other assets:
Commercial mortgage loans	—	—	78	78	85
Escrow advance receivable	—	—	8	8	8
Receivables from parent and affiliates	—	11	—	11	11
Receivables related to sales of real estate loans and related trust assets	—	67	—	67	79

Liabilities
Long-term debt	$—	$9,182	$—	$9,182	$8,356
Payables to parent and affiliates	—	48	—	48	48

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2015
Assets
Cash equivalents in mutual funds	$224	$—	$—	$224
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	82	—	82
Obligations of states, municipalities, and political subdivisions	—	89	—	89
Corporate debt	—	267	—	267
RMBS	—	74	—	74
CMBS	—	44	—	44
CDO/ABS	—	29	—	29
Total bonds	—	585	—	585
Preferred stock	—	5	—	5
Other long-term investments	—	—	1	1
Total available-for-sale securities (a)	—	590	1	591
Trading and other securities:
Bonds:
Corporate debt	—	10	—	10
CMBS	—	2	—	2
Total trading and other securities (b)	—	12	—	12
Total investment securities	—	602	1	603
Restricted cash in mutual funds	276	—	—	276
Total	$500	$602	$1	$1,103

(a)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2015, which is carried at cost.

(b)	The fair value of other securities totaled $2 million at December 31, 2015.

Notes to Consolidated Financial Statements, Continued

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2014
Assets
Cash equivalents in mutual funds	$236	$—	$—	$236
Cash equivalents in certificates of deposit and commercial paper	—	165	—	165
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	64	—	64
Obligations of states, municipalities, and political subdivisions	—	102	—	102
Certificates of deposit and commercial paper	—	1	—	1
Corporate debt	—	263	4	267
RMBS	—	73	—	73
CMBS	—	21	3	24
CDO/ABS	—	61	—	61
Total bonds	—	585	7	592
Preferred stock	—	7	—	7
Other long-term investments	—	—	1	1
Total available-for-sale securities (a)	—	592	8	600
Trading and other securities:
Bonds:
U.S. government and government sponsored entities	—	302	—	302
Obligations of states, municipalities, and political subdivisions	—	14	—	14
Certificates of deposit and commercial paper	—	238	—	238
Non-U.S. government and government sponsored entities	—	20	—	20
Corporate debt	—	1,056	—	1,056
RMBS	—	35	—	35
CMBS	—	149	—	149
CDO/ABS	—	507	—	507
Total trading and other securities (b)	—	2,321	—	2,321
Total investment securities	—	2,913	8	2,921
Restricted cash in mutual funds	207	—	—	207
Total	$443	$3,078	$8	$3,529

(a)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2014, which is carried at cost.

(b)	The fair value of other securities totaled $5 million at December 31, 2014.

We had no transfers between Level 1 and Level 2 during December 31, 2015 and 2014.

Notes to Consolidated Financial Statements, Continued

The following table presents changes during 2015 in Level 3 assets measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3	Transfers out of Level 3 (b)	Balance at end of period

(dollars in millions)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Year Ended December 31, 2015
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$(4)	$—	$—	$—
CMBS	3	—	—	—	—	(3)	—
Total bonds	7	—	—	(4)	—	(3)	—
Other long-term investments	1	—	—	—	—	—	1
Total	$8	$—	$—	$(4)	$—	$(3)	$1

(a)	“Purchases, sales, issues, and settlements” column consisted only of settlements.

(b)	During 2015, we transferred $3 million of CMBS out of Level 3 primarily related to the greater observability of pricing inputs.

The following table presents changes during 2014 in Level 3 assets measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period

(dollars in millions)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Year Ended December 31, 2014
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13	$—	$—	$(9)	$—	$—	$4
CMBS	—	—	—	—	3	—	3
CDO/ABS	1	—	—	—	—	(1)	—
Total bonds	14	—	—	(9)	3	(1)	7
Other long-term investments	1	—	—	—	—	—	1
Total available-for-sale securities	15	—	—	(9)	3	(1)	8
Trading and other securities:
Bonds:
RMBS	—	—	—	—	1	(1)	—
CDO/ABS	7	—	—	(6)	—	(1)	—
Total trading and other securities	7	—	—	(6)	1	(2)	—
Total	$22	$—	$—	$(15)	$4	$(3)	$8

(a)	“Purchases, sales, issues, and settlements” column consisted only of settlements.

(b)	During 2014, we transferred $3 million of CMBS available-for-sale securities and $1 million of RMBS other securities into Level 3 primarily related to the reduced observability of pricing inputs.

Notes to Consolidated Financial Statements, Continued

(c)
During 2014, we transferred $1 million of CDO/ABS available-for-sale securities, $1 million of RMBS other securities, and $1 million of CDO/ABS trading and other securities out of Level 3 primarily related to the greater observability of pricing inputs.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at December 31, 2015 and 2014 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2015	December 31, 2014
Corporate debt	Discounted cash flows	Yield	—	1.05% (a)
RMBS	Discounted cash flows	Spread	665 bps (a)	736 bps (a) (b)
CMBS	Discounted cash flows	Spread	—	139 bps (a) (b)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (c)	N/A (c)

(a)	At December 31, 2015 and 2014, RMBS consisted of one bond, which was less than $1 million. At December 31, 2014, corporate debt and CMBS also consisted of one bond.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *				Impairment Charges
(dollars in millions)	Level 1	Level 2	Level 3	Total

At or for the Year Ended December 31, 2015
Assets
Real estate owned	$—	$—	$11	$11	$3
Commercial mortgage loans	—	—	8	8	(2)
Total	$—	$—	$19	$19	$1

At or for the Year Ended December 31, 2014
Assets
Real estate owned	$—	$—	$19	$19	$15
Commercial mortgage loans	—	—	11	11	(2)
Total	$—	$—	$30	$30	$13

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell during 2015 and 2014 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value during 2015 and 2014 and recorded the net impairments in investment revenues.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at December 31, 2015 and 2014 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2015	December 31, 2014
Real estate owned	Market approach	Third-party valuation	N/A *	N/A *
Commercial mortgage loans	Market approach Income approach Cost approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A *	N/A *

*	Not applicable.

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

Investment Securities

We utilize third-party valuation service providers to measure the fair value of our investment securities, which are classified as available-for-sale or as trading and other and consist primarily of bonds. Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtain market price data from exchange or dealer markets.

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

We elect the fair value option for investment securities that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative.

The fair value of certain investment securities is based on the amortized cost, which is assumed to approximate fair value.

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, both non-impaired and purchased credit impaired, are determined using discounted cash flow methodologies. The application of these methodologies requires us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied is significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent limitations in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2015, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

Payables to Parent and Affiliates

The fair value of payable to parent and affiliates approximates the carrying value due to its short-term nature.

25. Subsequent Events

AMENDMENTS TO CONDUIT FACILITIES

On January 21, 2016, we amended the note purchase agreement with the Springleaf 2013-VFN1 Trust to (i) increase the maximum principal balance from $350 million to $850 million and (ii) extend the revolving period ending in April 2017 to January 2018, which may be extended to January 2019, subject to satisfaction of customary conditions precedent. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period. As of February 24, 2016, $298 million was outstanding under the notes.

Notes to Consolidated Financial Statements, Continued

On January 21, 2016, we amended the note purchase agreement with the Mill River 2015-VFN1 Trust to decrease the maximum principal balance from $400 million to $100 million. As of February 24, 2016, $100 million was outstanding under the notes.

On February 24, 2016, we amended the note purchase agreement with the Midbrook 2013-VFN1 Trust to (i) extend the revolving period ending in June 2016 to February 2018 and (ii) decrease the maximum principal balance from $300 million to $250 million on February 24, 2017. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period. As of February 24, 2016, no amounts were outstanding under the notes.

On February 24, 2016, we amended the note purchase agreement with the Whitford Brook 2014-VFN1 Trust to extend the revolving period ending in June 2017 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 12th month following the end of the revolving period. As of February 24, 2016, $200 million was outstanding under the notes.

CALL OF 2013-B NOTES

On February 16, 2016, Sixteenth Street Funding LLC (“Sixteenth Street”), a wholly owned subsidiary of SFC, exercised its right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B on June 19, 2013 (the “2013-B Notes”). To redeem the 2013-B Notes, Sixteenth Street paid a redemption price of $371 million, which excluded $30 million for the Class C and Class D Notes owned by Sixteenth Street on the date of the optional redemption. The outstanding principal balance of the 2013-B Notes was $400 million on the date of the optional redemption.

Notes to Consolidated Financial Statements, Continued

26. Selected Quarterly Financial Data (Unaudited)

Our selected quarterly financial data for 2015 was as follows:

(dollars in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$431	$423	$409	$402
Interest expense	167	171	171	158
Provision for finance receivable losses	114	82	79	86
Other revenues	75	55	59	53
Other expenses	198	182	186	169
Income before provision for (benefit from) income taxes	27	43	32	42
Provision for (benefit from) income taxes	1	7	(1)	8
Net income	26	36	33	34
Net income attributable to non-controlling interests	27	31	31	31
Net income (loss) attributable to Springleaf Finance Corporation	$(1)	$5	$2	$3

Our selected quarterly financial data for 2014 was as follows:

(dollars in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$408	$432	$392	$402
Interest expense	157	172	172	182
Provision for finance receivable losses	94	93	74	107
Other revenues	(26)	663	92	100
Other expenses	172	182	152	151
Income (loss) before provision for (benefit from) income taxes	(41)	648	86	62
Provision for (benefit from) income taxes	(13)	219	33	24
Net income (loss)	(28)	429	53	38
Net income attributable to non-controlling interests	21	23	—	—
Net income (loss) attributable to Springleaf Finance Corporation	$(49)	$406	$53	$38

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2015 we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide the reasonable assurance described above.

Previously Identified Material Weakness and Its Remediation

As first disclosed in our 2014 Annual Report on Form 10-K, our management concluded that we had a material weakness in our internal control over financial reporting as management was not able to complete the process, prior to the filing of our 2014 Annual Report on Form 10-K, for assessing that certain spreadsheet and report controls operated effectively due to insufficient documentation demonstrating compliance with the control design.

To remediate this material weakness, we strengthened our procedures and controls around validating the functionality of certain spreadsheets and reports used in the preparation and analysis of accounting and financial information, including developing specific guidelines for appropriate review procedures, such as validating inputs, assumptions and formulas, and providing additional training to our current accounting and finance personnel. After completing our testing of the design and operational effectiveness of these procedures, our management concluded that we have remediated the material weakness as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

Other than the changes to remediate the previously identified material weakness discussed above, there were no changes in our internal control over financial reporting during the fourth quarter of 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Intentionally omitted in accordance with General Instruction I (2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Intentionally omitted in accordance with General Instruction I (2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

OMH’s Audit Committee pre-approves all audit and non-audit services provided by our independent accountants, PricewaterhouseCoopers LLP.

Independent accountant fees charged to SFC and the related services were as follows:

(dollars in millions)
Years Ended December 31,	2015	2014

Audit fees	$11	$6
Audit-related fees	—	2
Tax fees	—	—
Total	$11	$8

Audit fees in 2015 and 2014 were primarily for the audit of SFC’s Annual Reports on Form 10-K, quarterly review procedures in relation to SFC’s Quarterly Reports on Form 10-Q, statutory audits of insurance subsidiaries of SFC, and audits of other subsidiaries of SFC. Audit-related fees in 2014 were primarily due to audits of our 401(k) plans and SOX-related procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) The following consolidated financial statements of Springleaf Finance Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2015 and 2014

Consolidated Statements of Operations, years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows, years ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules:

The financial statement schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index beginning on page	146	herein.

(b)	Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

SPRINGLEAF FINANCE CORPORATION

By:	/s/	Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
(Executive Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

/s/	Jay N. Levine
Jay N. Levine
(President, Chief Executive Officer, and Director — Principal Executive Officer)

/s/	Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)

/s/	Sean P. Donnelly
Sean P. Donnelly
(Vice President and Senior Managing Director — Principal Accounting Officer)

/s/	John C. Anderson
John C. Anderson
(Executive Vice President and Director)

/s/	Scott T. Parker
Scott T. Parker
(Director)

Exhibit Index

Exhibit

3 a.
Amended and Restated Articles of Incorporation of Springleaf Finance Corporation (the “Company”) (formerly American General Finance Corporation), as amended to date. Incorporated by reference to Exhibit 3a. to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

b.	Amended and Restated By-laws of the Company, as amended to date. Incorporated by reference to Exhibit 3b. to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4 a.
The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2015 under the following Indenture exceeds 10% of the Company’s total assets on a consolidated basis:

(i)
Indenture dated as of May 1, 1999 from Springleaf Finance Corporation (formerly American General Finance Corporation) to Wilmington Trust Company (successor trustee to Citibank, N.A.). Incorporated by reference to Exhibit 4a.(i) to Springleaf Finance Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-06155).

(ii)
Indenture dated as of October 3, 2014 from SpringCastle America Funding, LLC, SpringCastle Credit Funding, LLC, and SpringCastle Finance, LLC to Wilmington Trust Company. Incorporated by reference to Exhibit 10 to Springleaf Holdings, Inc.’s Current Report on Form 8-K dated October 6, 2014.

(iii)
Indenture, dated as of December 3, 2014, by Springleaf Finance Corporation, Springleaf Holdings, Inc., as Guarantor, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 3, 2014.

(iv)
Indenture, dated as of February 26, 2015, among Springleaf Funding Trust 2015-A, as Issuer, Springleaf Finance Corporation, as Servicer, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 4, 2015.

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

10
Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc. (formerly known as Springleaf Holdings, LLC), filed October 1, 2013.

10.1 *
Springleaf Finance, Inc. Excess Retirement Income Plan dated as of January 1, 2011. Incorporated by reference to Exhibit 10.1 to Springleaf Finance Corporation’s Current Report on Form 8-K dated December 3, 2010.

10.2 *
Amendment to Springleaf Finance, Inc. Excess Retirement Income Plan effective as of December 19, 2012. Incorporated by reference to Exhibit 10.5 to Springleaf Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.5 *	Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Springleaf Holdings, Inc., filed October 15, 2013.

10.6 *
Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Employees). Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

10.7 *
Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

10.8 *
Form of Restricted Stock Unit Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.16 to Amendment No. 4 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 11, 2013.

Exhibit

10.9
Stockholders Agreement between Springleaf Holdings, Inc. and Springleaf Financial Holdings, LLC. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.10
Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 8.250% Senior Notes due 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 3, 2014.

10.11
Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 7.750% Senior Notes due 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 3, 2014.

10.12
Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 6.00% Senior Notes due 2020. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 3, 2014.

10.13
Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s Senior Notes issued and outstanding on December 30, 2013 under the Indenture dated as of May 1, 1999, between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 3, 2014.

10.14
Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 60-year junior subordinated debenture. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated January 3, 2014.

10.15
Trust Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s trust securities. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated January 3, 2014.

10.16	OneMain Holdings, Inc. Amended and Restated Annual Leadership Incentive Plan, effective retroactively to January 1, 2016, filed herewith as Exhibit 10.16.

10.17
Springleaf Holdings, Inc. Executive Severance Plan, effective March 16, 2015, and form of Severance Agreement and General Release. Incorporated by reference to Exhibit 10.17 to Springleaf Holdings, Inc.’s Annual Report on Form 10-K for year ended December 31, 2014.

12.1	Computation of ratio of earnings to fixed charges

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Finance Corporation

32.1	Section 1350 Certifications

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