Form 10-Q
period 2016-03-31
SPRINGLEAF FINANCE CORP
filed 2016-05-06
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At May 2, 2016, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except par value amount)	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$365	$321
Investment securities	621	604
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $3.6 billion in 2016 and 2015)	4,378	4,300
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.6 billion in 2015)	—	1,576
Real estate loans	503	524
Retail sales finance	19	23
Net finance receivables	4,900	6,423
Unearned insurance premium and claim reserves	(245)	(250)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $113 million in 2016 and $128 million in 2015)	(211)	(219)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	4,444	5,954
Finance receivables held for sale (includes finance receivables held for sale of consolidated VIEs of $435 million in 2015)	776	796
Notes receivable from parent and affiliates	3,775	3,804
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $212 million in 2016 and $282 million in 2015)	225	295
Other assets	286	281

Total assets	$10,492	$12,055

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $3.1 billion in 2016 and $5.5 billion in 2015)	$7,187	$9,582
Note payable to affiliate	374	—
Insurance claims and policyholder liabilities	228	230
Deferred and accrued taxes	178	103
Other liabilities	266	217
Total liabilities	8,233	10,132
Commitments and contingent liabilities (Note 14)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 and 10,160,020 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	769	758
Accumulated other comprehensive loss	(17)	(24)
Retained earnings	1,502	1,330
Springleaf Finance Corporation shareholder’s equity	2,259	2,069
Non-controlling interests	—	(146)
Total shareholder’s equity	2,259	1,923

Total liabilities and shareholder’s equity	$10,492	$12,055

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Interest income:
Finance charges	$384	$398
Finance receivables held for sale originated as held for investment	47	4
Total interest income	431	402

Interest expense	156	158

Net interest income	275	244

Provision for finance receivable losses	94	86

Net interest income after provision for finance receivable losses	181	158

Other revenues:
Insurance	39	36
Investment	6	17
Net gain on sale of SpringCastle interests	229	—
Other	40	—
Total other revenues	314	53

Other expenses:
Operating expenses:
Salaries and benefits	97	80
Other operating expenses	77	73
Insurance policy benefits and claims	17	16
Total other expenses	191	169

Income before provision for income taxes	304	42

Provision for income taxes	106	8

Net income	198	34

Net income attributable to non-controlling interests	26	31

Net income attributable to Springleaf Finance Corporation	$172	$3

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Net income	$198	$34

Other comprehensive income:
Net unrealized gains on non-credit impaired available-for-sale securities	12	5
Foreign currency translation adjustments	—	1
Income tax effect:
Net unrealized gains on non-credit impaired available-for-sale securities	(4)	(2)
Other comprehensive income, net of tax, before reclassification adjustments	8	4
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(1)	(6)
Income tax effect:
Net realized gains on available-for-sale securities	—	2
Reclassification adjustments included in net income, net of tax	(1)	(4)
Other comprehensive income, net of tax	7	—

Comprehensive income	205	34

Comprehensive income attributable to non-controlling interests	26	31

Comprehensive income attributable to Springleaf Finance Corporation	$179	$3

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2016	$5	$758	$(24)	$1,330	$2,069	$(146)	$1,923
Capital contribution from parent	—	10	—	—	10	—	10
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Excess tax benefit from share-based compensation	—	1	—	—	1	—	1
Withholding tax on vested RSUs	—	(1)	—	—	(1)	—	(1)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	138	138
Other comprehensive income	—	—	7	—	7	—	7
Net income	—	—	—	172	172	26	198
Balance, March 31, 2016	$5	$769	$(17)	$1,502	$2,259	$—	$2,259

Balance, January 1, 2015	$5	$740	$3	$1,321	$2,069	$(188)	$1,881
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Net income	—	—	—	3	3	31	34
Balance, March 31, 2015	$5	$740	$3	$1,324	$2,072	$(175)	$1,897

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net income	$198	$34
Reconciling adjustments:
Provision for finance receivable losses	94	86
Depreciation and amortization	20	17
Deferred income tax charge (benefit)	29	(14)
Share-based compensation expense, net of forfeitures	1	—
Net gain on sale of SpringCastle interests	(229)	—
Other	9	(7)
Cash flows due to changes in:
Other assets and other liabilities	36	72
Insurance claims and policyholder liabilities	(7)	(2)
Taxes receivable and payable	47	18
Accrued interest and finance charges	20	7
Restricted cash and cash equivalents not reinvested	1	—
Other, net	1	—
Net cash provided by operating activities	220	211

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(30)	—
Proceeds on sales of finance receivables held for sale originated as held for investment	—	52
Proceeds from sale of SpringCastle interests	101	—
Cash advances on intercompany notes receivables	(112)	(28)
Principal collections on intercompany notes receivables	127	16
Available-for-sale securities purchased	(92)	(95)
Trading and other securities purchased	(1)	(945)
Available-for-sale securities called, sold, and matured	78	56
Trading and other securities called, sold, and matured	10	1,193
Change in restricted cash and cash equivalents	(5)	(120)
Proceeds from sale of real estate owned	2	5
Other, net	4	10
Net cash provided by investing activities	82	144

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	295	1,523
Proceeds from intercompany note payable	370	—
Repayments of long-term debt	(916)	(315)
Distributions to joint venture partners	(18)	(18)
Excess tax benefit from share-based compensation	1	—
Capital contribution from parent	10	—
Net cash provided by (used for) financing activities	(258)	1,190

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Net change in cash and cash equivalents	44	1,545
Cash and cash equivalents at beginning of period	321	749
Cash and cash equivalents at end of period	$365	$2,294

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$1,478	$—
Transfer of finance receivables to real estate owned	$2	$2
Net unsettled investment security dispositions	$—	$19

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

1. Business and Basis of Presentation

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”). SFI is a wholly owned subsidiary of OneMain Holdings, Inc. (“OMH”).

At March 31, 2016, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

SFC is a financial services holding company with subsidiaries engaged in the consumer finance and insurance businesses.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“U.S. GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SFC, its subsidiaries (all of which are wholly owned, except for certain subsidiaries associated with a joint venture in which we owned a 47% equity interest prior to March 31, 2016), and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2016 presentation, we have reclassified certain items in prior periods, including certain items in prior periods of our condensed consolidated statements of cash flows. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report on Form 10-K”). We follow the same significant accounting policies for our interim reporting.

2. Significant Transactions

SPRINGCASTLE INTERESTS SALE

On March 31, 2016, SFI, SpringCastle Holdings, LLC (“SpringCastle Holdings”) and Springleaf Acquisition Corporation (“Springleaf Acquisition” and, together with SpringCastle Holdings, the “SpringCastle Sellers”), wholly owned subsidiaries of OMH, entered into a purchase agreement with certain subsidiaries of New Residential Investment Corp. (“NRZ” and such subsidiaries, the “NRZ Buyers”) and BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P. (collectively, the “Blackstone Buyers” and together with the NRZ Buyers, the “SpringCastle Buyers”). Pursuant to the purchase agreement, SpringCastle Holdings sold its 47% limited liability company interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC, and Springleaf Acquisition sold its 47% limited liability company interest in SpringCastle Acquisition LLC, to the SpringCastle Buyers for an aggregate purchase price of approximately $112 million (the “SpringCastle Interests Sale”). SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition LLC are collectively referred to herein as the “SpringCastle Joint Venture.”

The SpringCastle Joint Venture primarily holds subordinate ownership interests in a securitized loan portfolio (the “SpringCastle Portfolio”), which consists of unsecured loans and loans secured by subordinate residential real estate mortgages and includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in form and substance from the Company’s originated loans. At December 31, 2015, the SpringCastle Portfolio included over 232,000 of acquired loans, representing $1.6 billion in net finance receivables. For the three months ended March 31, 2016 and 2015, income before provision for income taxes of our Acquisitions and Servicing segment (which consists of the SpringCastle Sellers) totaled $279 million ($253 million attributable to SFC) and $64 million ($33 million attributable to SFC), respectively.

In connection with the SpringCastle Interests Sale, the SpringCastle Buyers paid $101 million of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11 million to be paid into an escrow account within 120 days following March 31, 2016. Such escrowed funds are expected to be held in escrow for a period of up to five years following March 31, 2016, and, subject to the terms of the purchase agreement and assuming certain portfolio performance requirements are satisfied, paid to the SpringCastle Sellers at the end of such five year period. In connection with the SpringCastle Interests Sale, we recorded a net gain in other revenues at the time of sale of $229 million.

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless terminated, SFI will remain as servicer of the SpringCastle Portfolio, under the existing servicing agreement for the SpringCastle Funding Trust. In addition, we deconsolidated the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt, as we no longer were considered the primary beneficiary.

Prior to the SpringCastle Interests Sale, affiliates of the NRZ Buyers owned a 30% limited liability company interest in the SpringCastle Joint Venture, and affiliates of the Blackstone Buyers owned a 23% limited liability company interest in the SpringCastle Joint Venture (together, the “Other Members”). The Other Members are parties to the purchase agreement for certain limited indemnification obligations and post-closing expense reimbursement obligations of the SpringCastle Joint Venture to the SpringCastle Sellers.

The NRZ Buyers are subsidiaries of NRZ, which is externally managed by an affiliate of Fortress. The Initial Stockholder, which owned approximately 58% of OMH’s common stock as of March 31, 2016, is owned primarily by a private equity fund managed by an affiliate of Fortress. Mr. Edens, Chairman of the board of directors of OMH, also serves as Chairman of the board of directors of NRZ. Mr. Edens is also a principal of Fortress and serves as Co-Chairman of the board of directors of Fortress. Mr. Jacobs, a member of the board of directors of OMH, also serves as a member of NRZ’s board of directors and Fortress’ board of directors.

The purchase agreement included customary representations, warranties, covenants and indemnities. We did not record a sales recourse obligation related to this sale.

OMH’S ACQUISITION OF ONEMAIN FINANCIAL HOLDING, LLC

On November 15, 2015, OMH, through its wholly owned subsidiary, Independence Holdings, LLC (“Independence”), completed its acquisition of OneMain Financial Holdings, LLC (“OMFH”) from CitiFinancial Credit Company (“Citigroup”) for approximately $4.5 billion in cash (the “OneMain Acquisition”). As a result of the OneMain Acquisition, OMFH became a wholly owned, indirect subsidiary of OMH. OMFH is not a subsidiary of SFC and SFC is not a subsidiary of OMFH.

In connection with the closing of the OneMain Acquisition, on November 13, 2015, OMH and certain subsidiaries of SFC entered into an Asset Preservation Stipulation and Order and agreed to a Proposed Final Judgment (collectively, the “Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”), as well as the state attorneys general for Colorado, Idaho, Pennsylvania, Texas, Virginia, Washington and West Virginia. The Settlement Agreement resolved the inquiries of the DOJ and such attorneys general with respect to the OneMain Acquisition and allowed OMH to proceed with the closing. Pursuant to the Settlement Agreement, OMH agreed to divest 127 branches of SFC subsidiaries across 11 states as a condition for approval of the OneMain Acquisition. The Settlement Agreement requires the Branch Sellers to operate these 127 branches as an ongoing, economically viable and competitive business until sold to the divestiture purchaser. The court overseeing the settlement appointed a third-party monitor to oversee management of the divestiture branches and ensure the Company’s compliance with the terms of the Settlement Agreement.

LENDMARK SALE

On November 12, 2015, OMH and certain subsidiaries of SFC (the “Branch Sellers”) entered into an agreement with Lendmark Financial Services, LLC (“Lendmark”) to sell 127 branches to Lendmark (the “Lendmark Sale”) for a purchase price equal to the sum of (i) the aggregate unpaid balance as of closing of the purchased loans multiplied by 103%, plus (ii) for each interest-bearing purchased loan, an amount equal to all unpaid interest that has accrued on the unpaid balance at the applicable note rate from the most recent interest payment date through the closing, plus (iii) the sum of all prepaid charges and fees and security deposits of the Branch Sellers to the extent arising under the purchased contracts as reflected on the books and records of the Branch Sellers as of closing, subject to certain limitations if the purchase price would exceed $695 million and Lendmark is unable to obtain financing on certain specified terms. In anticipation of the sale of these branches, we transferred $608 million of personal loans from held for investment to held for sale on September 30, 2015. At March 31, 2016, the personal loans held for sale totaled approximately $606 million, primarily due to originations, net of charge-offs of personal loans in these branches during the past six months. The branches to be sold represent 15% of the branches and 12% of the personal loans held for investment and held for sale of the Company as of March 31, 2016.

Pursuant to the Settlement Agreement, we were required to dispose of the branches to be sold in connection with the Lendmark Sale within 120 days following November 13, 2015, subject to such extensions as the DOJ may approve. As we did not believe we would be able to consummate the Lendmark Sale prior to April 1, 2016, we requested two extensions of the closing deadline set forth in the Settlement Agreement. The DOJ granted our requests through May 13, 2016.

On May 2, 2016, we completed the Lendmark Sale. See Note 18 for further information on the subsequent closing.

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Consolidation

In February of 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to reporting entities with variable interests in investment companies from applying certain prior amendments to the VIE guidance. This ASU is applicable to entities across all industries, particularly those that use limited partnerships as well as entities in any industry that outsource decision making or have historically applied related party tiebreaker in their consolidation analysis and disclosures. The standard became effective for public business entities for annual periods beginning after December 15, 2015. We evaluated the potential impact of the adoption of this ASU and concluded that it will not have a material effect on our consolidated financial statements.

Technical Corrections and Improvements

In June of 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. The amendments to this transition guidance became effective for fiscal years beginning after December 15, 2015. We evaluated the potential impact of the adoption of this ASU and concluded that it will not have a material effect on our consolidated financial statements.

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

Short-Duration Insurance Contracts Disclosures

In May of 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, to address enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The amendments in this ASU become effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for evaluation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this ASU become effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Debt Instruments

In March of 2016, the FASB issued ASU 2016-06, Contingent Puts and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. The ASU requires assessing the embedded call (put) options solely in accordance with the four-step decision sequence. The amendment of this ASU becomes effective on a modified retrospective basis for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendment in this ASU becomes effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Technical Corrections and Improvements

In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. As these are technical corrections and improvements only, the company does not believe that this ASU will have a material effect on our consolidated financial statements.

Stock Compensation

In March of 2016, the FASB issued ASU 2016-09, Improvements to Employee Share - Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment in this ASU becomes effective on a modified retrospective transition for accounting in tax benefits recognized, retrospectively for accounting related to the presentation of employee taxes paid, prospective for accounting related to recognition of excess tax benefits, and either a prospective or retrospective method for accounting related to presentation of excess employee tax benefits for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the first quarter of 2016, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At March 31, 2016, $2.5 billion of personal loans, or 58%, were secured by collateral consisting of titled personal property (such as automobiles) and $1.9 billion, or 42%, were secured by consumer household goods or other items of personal property or were unsecured, compared to $2.4 billion of personal loans, or 56%, secured by collateral consisting of titled personal property and $1.9 billion, or 44%, secured by consumer household goods or other items of personal property or unsecured at December 31, 2015.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. At March 31, 2016, $197 million of real estate loans, or 39%, were secured by first mortgages and $306 million, or 61%, were secured by second mortgages, compared to $202 million of real estate loans, or 39%, secured by first mortgages and $322 million, or 61%, secured by second mortgages at December 31, 2015. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Since we ceased real estate lending in January of 2012, our real estate loans are in a liquidating status.

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

Our finance receivable types also included the SpringCastle Portfolio at December 31, 2015, as defined below:

•
SpringCastle Portfolio — included unsecured loans and loans secured by subordinate residential real estate mortgages that were sold on March 31, 2016, in connection with the SpringCastle Interests Sale. The SpringCastle Portfolio included both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless terminated, SFI will continue to provide the servicing for these loans, which we service as unsecured loans because the liens are subordinated to superior ranking security interests.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Gross receivables *	$5,075	$—	$499	$21	$5,595
Unearned finance charges and points and fees	(798)	—	—	(2)	(800)
Accrued finance charges	57	—	4	—	61
Deferred origination costs	44	—	—	—	44
Total	$4,378	$—	$503	$19	$4,900

December 31, 2015
Gross receivables *	$5,028	$1,545	$520	$25	$7,118
Unearned finance charges and points and fees	(833)	—	—	(2)	(835)
Accrued finance charges	60	31	4	—	95
Deferred origination costs	45	—	—	—	45
Total	$4,300	$1,576	$524	$23	$6,423

*	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the unpaid principal balance (“UPB”) for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its initial fair value;

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

Included in the table above are finance receivables associated with securitizations that remain on our balance sheet. The carrying value of our personal loans totaled $3.6 billion at March 31, 2016 and December 31, 2015 and the carrying value of the SpringCastle Portfolio totaled $1.6 billion at December 31, 2015.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)	March 31, 2016	December 31, 2015

Personal loans	$1	$2
SpringCastle Portfolio	—	365
Real estate loans	20	30
Total	$21	$397

Unused lines of credit on our personal loans can be suspended if one of the following occurs: (i) the value of the collateral declines significantly; (ii) we believe the borrower will be unable to fulfill the repayment obligations; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on our real estate loans can be suspended if one of the following occurs: (i) the value of the real estate declines significantly below the property’s initial appraised value; (ii) we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on home equity lines of credit can be terminated for delinquency. Accordingly, no reserve has been recorded for the unused lines of credit.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at March 31, 2016 and at December 31, 2015 were immaterial. Our personal loans and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables held for investment by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Net finance receivables:
60-89 days past due	$39	$—	$6	$—	$45
90-119 days past due	33	—	5	—	38
120-149 days past due	33	—	3	—	36
150-179 days past due	32	—	3	—	35
180 days or more past due	3	—	22	—	25
Total delinquent finance receivables	140	—	39	—	179
Current	4,186	—	447	19	4,652
30-59 days past due	52	—	17	—	69
Total	$4,378	$—	$503	$19	$4,900

December 31, 2015
Net finance receivables:
60-89 days past due	$49	$22	$18	$—	$89
90-119 days past due	41	14	3	—	58
120-149 days past due	34	11	2	1	48
150-179 days past due	31	10	2	—	43
180 days or more past due	3	1	12	—	16
Total delinquent finance receivables	158	58	37	1	254
Current	4,077	1,475	474	22	6,048
30-59 days past due	65	43	13	—	121
Total	$4,300	$1,576	$524	$23	$6,423

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Performing	$4,277	$—	$470	$19	$4,766
Nonperforming	101	—	33	—	134
Total	$4,378	$—	$503	$19	$4,900

December 31, 2015
Performing	$4,191	$1,540	$505	$22	$6,258
Nonperforming	109	36	19	1	165
Total	$4,300	$1,576	$524	$23	$6,423

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of receivables purchased as part of the following transaction:

•
Ownership interest acquired by FCFI Acquisition LLC, an affiliate of Fortress (the “Fortress Acquisition”) - we revalued our assets and liabilities based on their fair value at the date of the Fortress Acquisition, November 30, 2010, in accordance with purchase accounting and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value.

At December 31, 2015, our purchased credit impaired finance receivables also included the SpringCastle Portfolio, which was purchased as part of the following transaction:

•
SFI’s capital contribution of its wholly owned subsidiary, Springleaf Acquisition Corporation (“SAC”), to SFC - on July 31, 2014 (the “SAC Capital Contribution”), SFC acquired a 47% equity interest in the SpringCastle Portfolio (the “SCP Loans”), some of which were determined to be credit impaired when SAC acquired the SCP Loans on April 1, 2013. On March 31, 2016, we sold the SpringCastle Portfolio in connection with the sale of our equity interest in the SpringCastle Joint Venture.

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At March 31, 2016 and December 31, 2015, finance receivables held for sale totaled $776 million and $796 million, respectively. See Note 6 for further information on our finance receivables held for sale, which consist of certain of our personal loans and non-core real estate loans. Finance receivables held for sale include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans *	Total

March 31, 2016
Carrying amount, net of allowance	$—	$71	$71
Outstanding balance	—	132	132
Allowance for purchased credit impaired finance receivable losses	—	8	8

December 31, 2015
Carrying amount, net of allowance	$223	$76	$299
Outstanding balance	482	136	618
Allowance for purchased credit impaired finance receivable losses	—	7	7

*	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	FA Loans

March 31, 2016
Carrying amount	$52
Outstanding balance	87

December 31, 2015
Carrying amount	$55
Outstanding balance	89

The allowance for purchased credit impaired finance receivable losses at March 31, 2016 and December 31, 2015, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Three Months Ended March 31, 2016
Balance at beginning of period	$422	$39	$461
Accretion (a)	(16)	(2)	(18)
Transfer due to finance receivables sold	(399)	—	(399)
Disposals of finance receivables (b)	(7)	(1)	(8)
Balance at end of period	$—	$36	$36

Three Months Ended March 31, 2015
Balance at beginning of period	$541	$19	$560
Accretion (a)	(24)	(3)	(27)
Disposals of finance receivables (b)	(12)	—	(12)
Balance at end of period	$505	$16	$521

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Accretion	$1	$2

(b)	Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged off during the period.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

March 31, 2016
TDR gross finance receivables (b)	$33	$—	$199	$232
TDR net finance receivables	33	—	201	234
Allowance for TDR finance receivable losses	11	—	35	46

December 31, 2015
TDR gross finance receivables (b)	$32	$14	$200	$246
TDR net finance receivables	31	13	201	245
Allowance for TDR finance receivable losses	9	4	34	47

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

March 31, 2016
TDR gross finance receivables	$2	$91	$93
TDR net finance receivables	2	91	93

December 31, 2015
TDR gross finance receivables	$2	$92	$94
TDR net finance receivables	2	92	94

(b)	As defined earlier in this Note.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

Three Months Ended March 31, 2016
TDR average net receivables	$32	$11	$201	$244
TDR finance charges recognized	1	—	3	4

Three Months Ended March 31, 2015
TDR average net receivables	$25	$11	$195	$231
TDR finance charges recognized	1	—	3	4

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended March 31, 2016
TDR average net receivables	$2	$92	$94
TDR finance charges recognized	—	1	1

Three Months Ended March 31, 2015
TDR average net receivables	$—	$90	$90
TDR finance charges recognized	—	1	1

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended March 31, 2016
Pre-modification TDR net finance receivables	$9	$1	$4	$14
Post-modification TDR net finance receivables:
Rate reduction	$5	$1	$3	$9
Other (b)	3	—	1	4
Total post-modification TDR net finance receivables	$8	$1	$4	$13
Number of TDR accounts	1,782	157	89	2,028

Three Months Ended March 31, 2015
Pre-modification TDR net finance receivables	$9	$2	$4	$15
Post-modification TDR net finance receivables:
Rate reduction	$5	$2	$4	$11
Other (b)	3	—	—	3
Total post-modification TDR net finance receivables	$8	$2	$4	$14
Number of TDR accounts	1,854	195	78	2,127

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended March 31, 2016
Pre-modification TDR net finance receivables *	$—	$1	$1
Post-modification TDR net finance receivables *	$—	$1	$1
Number of TDR accounts	128	19	147

Three Months Ended March 31, 2015
Pre-modification TDR net finance receivables **	$—	$—	$—
Post-modification TDR net finance receivables **	$—	$—	$—
Number of TDR accounts	—	9	9

*	Pre- and post-modification TDR personal loans held for sale for the three months ended March 31, 2016 were less than $1 million and, therefore, are not quantified in the table above.

**	Pre- and post-modification TDR real estate loans held for sale for the three months ended March 31, 2015 were less than $1 million and, therefore, are not quantified in the table above.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended March 31, 2016
TDR net finance receivables (b) (c)	$1	$—	$1	$2
Number of TDR accounts	355	19	20	394

Three Months Ended March 31, 2015
TDR net finance receivables (b) (d)	$—	$—	$1	$1
Number of TDR accounts	57	10	18	85

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Three Months Ended March 31, 2016
TDR net finance receivables	$1
Number of TDR accounts	9

Three Months Ended March 31, 2015
TDR net finance receivables *	$—
Number of TDR accounts	9

*
TDR real estate loans held for sale for the three months ended March 31, 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the table above.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR SpringCastle Portfolio loans for the three months ended March 31, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

(d)
TDR personal loans and SpringCastle Portfolio loans for the three months ended March 31, 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended March 31, 2016
Balance at beginning of period	$173	$4	$41	$1	$219
Provision for finance receivable losses	73	18	3	—	94
Charge-offs	(89)	(21)	(2)	(1)	(113)
Recoveries	11	3	1	—	15
Other *	—	(4)	—	—	(4)
Balance at end of period	$168	$—	$43	$—	$211

Three Months Ended March 31, 2015
Balance at beginning of period	$130	$3	$40	$1	$174
Provision for finance receivable losses	55	27	4	—	86
Charge-offs	(61)	(30)	(6)	(1)	(98)
Recoveries	8	3	1	1	13
Balance at end of period	$132	$3	$39	$1	$175

*
Consists of the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 for further information on this sale.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $113 million at March 31, 2016 and $128 million at December 31, 2015. See Note 11 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Charged-off against provision for finance receivable losses:
SCP Loans	$4	$7

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$157	$—	$—	$—	$157
Purchased credit impaired finance receivables	—	—	8	—	8
TDR finance receivables	11	—	35	—	46
Total	$168	$—	$43	$—	$211

Finance receivables:
Collectively evaluated for impairment	$4,347	$—	$366	$19	$4,732
Purchased credit impaired finance receivables	—	—	27	—	27
TDR finance receivables	31	—	110	—	141
Total	$4,378	$—	$503	$19	$4,900

Allowance for finance receivable losses as a percentage of finance receivables	3.83%	—%	8.52%	2.91%	4.31%

December 31, 2015
Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$165	$—	$—	$1	$166
Purchased credit impaired finance receivables	—	—	7	—	7
TDR finance receivables	8	4	34	—	46
Total	$173	$4	$41	$1	$219

Finance receivables:
Collectively evaluated for impairment	$4,271	$1,340	$387	$23	$6,021
Purchased credit impaired finance receivables	—	223	28	—	251
TDR finance receivables	29	13	109	—	151
Total	$4,300	$1,576	$524	$23	$6,423

Allowance for finance receivable losses as a percentage of finance receivables	4.01%	0.27%	7.93%	3.45%	3.41%

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $776 million at March 31, 2016 and $796 million at December 31, 2015, which are carried at the lower of cost or fair value. At March 31, 2016 and December 31, 2015, finance receivables held for sale consisted of personal loans of $606 million and $617 million, respectively, and real estate loans of $170 million and $179 million, respectively. On March 31, 2016, we marked our real estate loans held for sale to fair value and recorded impairments of $2 million in other revenues. See Note 17 for further information on the impairments of our real estate loans held for sale. At December 31, 2015, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale. We also separately present the interest income on our finance receivables held for sale as interest income on finance receivables held for sale originated as held for investment on our condensed consolidated statements of operations, which totaled $47 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.

During March of 2016, we transferred $1.5 billion of loans of the SpringCastle Portfolio (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We simultaneously sold our interests of these finance receivables held for sale on March 31, 2016 and recorded a net gain in other revenues at the time of sale of $229 million.

We did not have any other material transfer activity to or from finance receivables held for sale during each of the three months ended March 31, 2016 and 2015.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2016
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$76	$1	$—	$77
Obligations of states, municipalities, and political subdivisions	91	1	—	92
Corporate debt	310	4	(7)	307
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	70	—	—	70
Commercial mortgage-backed securities (“CMBS”)	47	—	—	47
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	18	—	—	18
Total bonds	612	6	(7)	611
Preferred stock	6	—	(1)	5
Other long-term investments	1	—	—	1
Total *	$619	$6	$(8)	$617

December 31, 2015
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$83	$—	$(1)	$82
Obligations of states, municipalities, and political subdivisions	88	1	—	89
Corporate debt	278	2	(13)	267
Mortgage-backed, asset-backed, and collateralized:
RMBS	74	—	—	74
CMBS	44	—	—	44
CDO/ABS	30	—	(1)	29
Total bonds	597	3	(15)	585
Preferred stock	6	—	(1)	5
Other long-term investments	1	—	—	1
Total *	$604	$3	$(16)	$591

*
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at March 31, 2016 and December 31, 2015, which is classified as a restricted investment and carried at cost.

As of March 31, 2016 and December 31, 2015, we did not recognize any other-than-temporary impairment non-credit losses on available-for-sale securities in accumulated other comprehensive income or loss.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

March 31, 2016
Bonds:
U.S. government and government sponsored entities	$30	$—	$—	$—	$30	$—
Obligations of states, municipalities, and political subdivisions	19	—	3	—	22	—
Corporate debt	85	(7)	6	—	91	(7)
RMBS	16	—	—	—	16	—
CMBS	25	—	5	—	30	—
CDO/ABS	7	—	—	—	7	—
Total bonds	182	(7)	14	—	196	(7)
Preferred stock	—	—	6	(1)	6	(1)
Other long-term investments	1	—	—	—	1	—
Total	$183	$(7)	$20	$(1)	$203	$(8)

December 31, 2015
Bonds:
U.S. government and government sponsored entities	$76	$(1)	$—	$—	$76	$(1)
Obligations of states, municipalities, and political subdivisions	36	—	2	—	38	—
Corporate debt	189	(13)	7	—	196	(13)
RMBS	68	—	—	—	68	—
CMBS	36	—	5	—	41	—
CDO/ABS	29	(1)	—	—	29	(1)
Total bonds	434	(15)	14	—	448	(15)
Preferred stock	—	—	6	(1)	6	(1)
Other long-term investments	1	—	—	—	1	—
Total	$435	$(15)	$20	$(1)	$455	$(16)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

We do not consider the above unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at March 31, 2016, we have no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended March 31, 2016 and 2015, we did not recognize any other-than-temporary impairment credit losses on available-for-sale securities in investment revenues.

During the three months ended March 31, 2016 and 2015, there were no additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Proceeds from sales and redemptions	$70	$74

Realized gains	$1	$7
Realized losses	—	(1)
Net realized gains	$1	$6

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2016 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$83	$83
Due after 1 year through 5 years	214	213
Due after 5 years through 10 years	61	60
Due after 10 years	118	121
Mortgage-backed, asset-backed, and collateralized securities	135	135
Total	$611	$612

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $11 million at March 31, 2016 and December 31, 2015.

TRADING AND OTHER SECURITIES

The fair value of trading and other securities by type was as follows:

(dollars in millions)	March 31, 2016	December 31, 2015

Fixed maturity trading and other securities:
Bonds:
Corporate debt	$1	$10
Mortgage-backed, asset-backed, and collateralized:
CMBS	2	2
Total *	$3	$12

*	The fair value of other securities totaled $3 million at March 31, 2016 and $2 million at December 31, 2015.

The net unrealized and realized gains (losses) on our trading and other securities, which we report in investment revenues, were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016 *	2015

Net unrealized gains (losses) on trading and other securities held at period end	$—	$3
Net realized gains (losses) on trading and other securities sold or redeemed	—	—
Total	$—	$3

*	Net unrealized and realized gains (losses) on trading and other securities were less than $1 million for the three months ended March 31, 2016 and, therefore, are not quantified in the table above.

8. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended March 31, 2016 and 2015.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were under $1 million for the three months ended March 31, 2016 and 2015.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. See Note 2 for further information on this sale. NRZ is managed by an affiliate of Fortress.

9. Related Party Transactions

AFFILIATE LENDING

Notes Receivable from Parent and Affiliates

Note Receivable from SFI. SFC’s note receivable from SFI is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2016 and does not expect to demand payment from SFI in 2016. The note receivable from SFI totaled $391 million at March 31, 2016 and $389 million at December 31, 2015. Interest receivable on this note totaled $2 million at March 31, 2016 and $1 million at December 31, 2015. The interest rate for the UPB is the lender’s cost of funds rate, which was 5.39% at March 31, 2016. Interest revenue on the note receivable from SFI totaled $5 million and $2 million, for the three months ended March 31, 2016 and 2015, respectively, which we report in other revenues.

Independence Demand Note. On November 12, 2015, in connection with the closing of the OneMain Acquisition, Springleaf Financial Cash Services, Inc. (“CSI”), SFC’s wholly owned subsidiary, entered into a revolving demand note with Independence (the “Independence Demand Note”), whereby CSI agreed to make advances to Independence from time to time, with an aggregate amount outstanding not to exceed $3.55 billion. Under the Independence Demand Note, Independence is required to use the proceeds of any advance either (i) to fund a portion of the purchase price for the OneMain Acquisition or (ii) for general corporate purposes. The note is payable in full on December 31, 2019, and CSI may demand payment at any time prior to December 31, 2019. Independence may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate, which was 5.39% at March 31, 2016. On November 12, 2015, Independence borrowed $3.4 billion under the Independence Demand Note.

At March 31, 2016, the note receivable from Independence totaled $3.4 billion, which included $15 million of interest due to CSI. Interest revenue on the note receivable from Independence totaled $46 million during the three months ended March 31, 2016, which we report in other revenues.

OneMain Demand Note. On November 15, 2015, in connection with the closing of the OneMain Acquisition, SFC entered into a revolving demand note (the “OneMain Demand Note”) with OMFH, whereby SFC agreed to make advances to OMFH from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the OneMain Demand Note, OMFH is required to use the proceeds of any advance either (i) exclusively to finance the purchase, origination, pooling, funding or carrying of receivables by OMFH or any of its restricted subsidiaries or (ii) for general corporate purposes. The note is payable in full on December 31, 2024, and SFC may demand payment with five days prior notice. OMFH may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate. At March 31, 2016, no amounts were drawn under the note.

Receivables from Parent and Affiliates

At March 31, 2016 and December 31, 2015, receivables from parent and affiliates totaled $28 million and $9 million, respectively. Receivables from parent and affiliates also included (i) interest receivable on SFC’s note receivable from SFI previously discussed in this Note, (ii) taxes paid by SFC for all entities under the tax sharing agreement, and (iii) expenses paid by a subsidiary of SFC for the benefit of parent and affiliates. Receivables from parent and affiliates at December 31, 2015 are presented net of a payable to SFI of $12 million. Excluding this payable, receivables from parent and affiliates totaled $21 million at December 31, 2015.

Note Payable to Affiliate

On December 1, 2015, in connection with the closing of the OneMain Acquisition, OMFH entered into a revolving demand note with SFC, whereby OMFH agreed to make advances to SFC from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the note, SFC is required to use the proceeds of any advance for general corporate purposes. The note is payable in full on December 31, 2024, and OMFH may demand payment with five days prior notice. SFC may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate, which was 5.39% at March 31, 2016. On January 22, 2016, SFC drew $370 million under the note.

At March 31, 2016, the note payable to OMFH totaled $374 million, which included interest of $2 million due to OMFH. Interest expense on the note payable to OMFH totaled $4 million for the three months ended March 31, 2016. Subsequently, we repaid the note in full on May 2, 2016.

Payables to Parent and Affiliates

At March 31, 2016 and December 31, 2015, payables to parent and affiliates totaled $34 million and $24 million, respectively. At March 31, 2016 and December 31, 2015, Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, had net payables of $33 million and $19 million, respectively, to Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, related to the intercompany agreements further discussed below in this Note. At March 31, 2016 and December 31, 2015, SFMC also had a payable of $1 million to Springleaf Consumer Loan, Inc. for internet lending referral fees charged to the branch network.

Prior to the SpringCastle Interests Sale, SFI provided servicing of the SpringCastle Portfolio through a master servicing agreement with SpringCastle Holdings, LLC, a subsidiary of SFC. At December 31, 2015, SpringCastle Holdings LLC’s payable to SFI totaled $4 million. Subsequent to the SpringCastle Interests Sale, SFI continues to act as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust.

INTERCOMPANY AGREEMENTS

On December 24, 2012, SGSC, a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”). SFMC’s net payable to SGSC relating to these agreements totaled $33 million at March 31, 2016 and $19 million at December 31, 2015.

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services

(including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three months ended March 31, 2016 and 2015, SFMC recorded $67 million and $54 million, respectively, of service fee expenses, which are included in other operating expenses.

License Agreement

The license agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three months ended March 31, 2016 and 2015, SFMC recorded $1 million of license fees, which are included as a contra expense to other operating expenses.

Building Lease

The building lease agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three months ended March 31, 2016 and 2015, SFMC recorded $1 million of rent charged to SGSC, which are included as a contra expense to other operating expenses.

10. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at March 31, 2016 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.41% - 6.50%	1.92% - 2.77%	5.25% - 8.25%	6.00%

Second quarter 2016	$—	$—	$—	$—	$—
Third quarter 2016	—	—	375	—	375
Fourth quarter 2016	—	—	—	—	—
First quarter 2017	—	—	—	—	—
Remainder of 2017	—	—	1,889	—	1,889
2018	—	—	—	—	—
2019	—	—	700	—	700
2020	—	—	300	—	300
2021-2067	—	—	950	350	1,300
Securitizations (b)	2,012	—	—	—	2,012
Revolving conduit facilities (b)	—	1,098	—	—	1,098
Total principal maturities	$2,012	$1,098	$4,214	$350	$7,674

Total carrying amount (c)	$2,003	$1,098	$3,914	$172	$7,187
Debt issuance costs (d)	$(9)	$—	$(12)	$—	$(21)

(a)	The interest rates shown are the range of contractual rates in effect at March 31, 2016.

(b)
Securitizations and borrowings under revolving conduit facilities are not included in above maturities by period due to their variable monthly repayments. See Note 11 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

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

(d)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which are reported in other assets and are excluded from the table above.

GUARANTY AGREEMENTS

5.25% SFC Notes

On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee, on a senior basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of March 31, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

SFC Notes

On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture on a junior subordinated basis issued by SFC (collectively, the “SFC Notes”). The SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of March 31, 2016, approximately $4.2 billion aggregate principal amount of the SFC Notes, including $2.3 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary, and, therefore, we consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have the ability to direct the activities of each VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Such ability stems from SFC’s and/or its affiliates’ contractual right to service the securitized finance receivables. Our retained subordinated note and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$1	$7
Finance receivables:
Personal loans	3,592	3,621
SpringCastle Portfolio	—	1,576
Allowance for finance receivable losses	113	128
Finance receivables held for sale	—	435
Restricted cash and cash equivalents	212	282
Other assets	75	48

Liabilities
Long-term debt	$3,101	$5,513
Other liabilities	6	9

Consumer Loan Securitizations

Call of 2013-B Notes. On February 16, 2016, Sixteenth Street Funding LLC (“Sixteenth Street”), a wholly owned subsidiary of SFC, exercised its right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B on June 19, 2013 (the “2013-B Notes”). To redeem the 2013-B Notes, Sixteenth Street paid a redemption price of $371 million, which excluded $30 million for the Class C and Class D Notes owned by Sixteenth Street on February 16, 2016, the date of the optional redemption. The outstanding principal balance of the 2013-B Notes was $400 million on the date of the optional redemption.

Conduit Facilities

Springleaf 2013-VFN1 Trust. On January 15, 2016, we drew $298 million under the variable funding notes issued by the Springleaf Funding Trust 2013-VFN1 (the “Springleaf 2013-VFN1 Trust”).

On January 21, 2016, we amended the note purchase agreement with the Springleaf 2013-VFN1 Trust to (i) increase the maximum principal balance from $350 million to $850 million and (ii) extend the revolving period ending in April 2017 to January 2018, which may be extended to January 2019, subject to satisfaction of customary conditions precedent. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period. As of March 31, 2016, $298 million was outstanding under the notes.

Mill River 2015-VFN1 Trust. On January 15, 2016, we repaid $300 million on the variable funding notes issued by the Mill River Funding Trust 2015-VFN1 (the “Mill River 2015-VFN1 Trust”).

On January 21, 2016, we amended the note purchase agreement with the Mill River 2015-VFN1 Trust to decrease the maximum principal balance from $400 million to $100 million. As of March 31, 2016, $100 million was outstanding under the notes.

Sumner Brook Trust 2013-VFN1. On February 16, 2016, Sumner Brook Funding Trust 2013-VFN1 (the “Sumner Brook 2013-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, repaid the entire $100 million outstanding principal balance of its variable funding notes. As of March 31, 2016, no amounts were outstanding under the notes.

Midbrook 2013-VFN1 Trust. On February 24, 2016, we amended the note purchase agreement with the Midbrook Funding Trust 2013-VFN1 to (i) extend the revolving period ending in June 2016 to February 2018 and (ii) decrease the maximum principal balance from $300 million to $250 million on February 24, 2017. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period. As of March 31, 2016, no amounts were outstanding under the notes.

Whitford Brook 2014-VFN1 Trust. On February 24, 2016, we amended the note purchase agreement with the Whitford Brook Funding Trust 2014-VFN1 to extend the revolving period ending in June 2017 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 12th month following the end of the revolving period. As of March 31, 2016, $200 million was outstanding under the notes.

First Avenue Funding LLC. On March 28, 2016, we amended the note purchase agreement with the First Avenue Funding LLC (“First Avenue”) to extend the revolving period ending in December 2017 to March 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto loans and will be due and payable in full the 12 months following the maturity of the last auto loan held by First Avenue. As of March 31, 2016, $250 million was outstanding under the notes.

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three months ended March 31, 2016 totaled $48 million, compared to $38 million for the three months ended March 31, 2015.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

As a result of the sales of the mortgage-backed retained certificates during 2014, we (i) deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt and (ii) established a reserve for sales recourse obligations of $6 million related to these sales. At March 31, 2016, this reserve totaled $6 million. We had no repurchase activity associated with these sales as of March 31, 2016. See Note 14 for further information on the total reserve for sales recourse obligations relating to the real estate loan sales, including the sales of the mortgage-backed retained certificates.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2016
Balance at beginning of period	$(9)	$(19)	$4	$(24)
Other comprehensive income before reclassifications	8	—	—	8
Reclassification adjustments from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Balance at end of period	$(2)	$(19)	$4	$(17)

Three Months Ended March 31, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive income before reclassifications	3	—	1	4
Reclassification adjustments from accumulated other comprehensive income (loss)	(4)	—	—	(4)
Balance at end of period	$11	$(13)	$5	$3

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$1	$6
Income tax effect	—	(2)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$1	$4

13. Income Taxes

At March 31, 2016, we had a net deferred tax liability of $122 million, compared to $89 million at December 31, 2015. The increase in net deferred tax liability of $33 million was primarily due to the impact of the SpringCastle Interests Sale, partially offset by changes in the fair value of our finance receivables.

The effective tax rate for the three months ended March 31, 2016 was 34.9% compared to 19.3% for the same period in 2015. The effective tax rates for the three months ended March 31, 2016 and 2015 differed from the federal statutory rates primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio. As discussed in Note 2, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

The Company’s unrecognized tax positions including interest and penalties totaled $9 million at March 31, 2016 and December 31, 2015, all of which would affect the effective tax rate if recognized. The amount of any change in the balance of uncertain tax positions over the next 12 months is not expected to be material to our consolidated financial statements.

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

SALES RECOURSE OBLIGATIONS

At March 31, 2016, our reserve for sales recourse obligations totaled $15 million, which primarily related to the real estate loan sales in 2014. During the three months ended March 31, 2016 and 2015, we had no repurchase activity and no material activity related to our reserve for sales recourse obligations. At March 31, 2016, there were no material recourse requests with loss exposure that management believes will not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

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

15. Benefit Plans

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Components of net periodic benefit cost - pension plans:
Interest cost	$4	$4
Expected return on assets	(4)	(5)
Net periodic benefit cost	$—	$(1)

We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At March 31, 2016, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

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

•
Acquisitions and Servicing — SFI services the SpringCastle Portfolio that was acquired by an indirect subsidiary of OMH through a joint venture in which SFC owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the sale of our equity interest in the SpringCastle Joint Venture. These loans consist of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. Unless terminated, SFI will continue to provide the servicing for these loans, which we service as unsecured loans because the liens are subordinated to superior ranking security interests.

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

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 3 of our 2015 Annual Report on Form 10-K, except as described below.

Due to the nature of the Fortress Acquisition, we applied purchase accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using “Segment Accounting Basis,” which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than U.S. GAAP) provides investors the basis for which management evaluates segment performance.

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisition and Servicing - This segment includes interest expense specifically identified to the SpringCastle Portfolio.
Consumer and Insurance, Real Estate and Other - The Company has securitization debt and unsecured debt. The Company first allocates interest expense to its segments based on actual expense for securitizations and secured term debt and using a weighted average for unsecured debt allocated to the segments. Average unsecured debt allocations for the periods presented are as follows:

Subsequent to the OneMain Acquisition
Total average unsecured debt is allocated as follows:
● Consumer and Insurance - receives remainder of unallocated average debt; and
● Real Estate and Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
The net effect of the change in debt allocation and asset base methodologies for the three months ended March 31, 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $54 million for Consumer and Insurance and a decrease in interest expense of $45 million and $9 million for Real Estate and Other, respectively.

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

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2016
Interest income	$311	$101	$15	$1	$3	$431
Interest expense	95	20	13	4	24	156
Provision for finance receivable losses	73	17	2	—	2	94
Net interest income (loss) after provision for finance receivable losses	143	64	—	(3)	(23)	181
Net gain on sale of SpringCastle interests	—	229	—	—	—	229
Other revenues *	45	—	(11)	50	1	85
Other expenses	174	14	7	(4)	—	191
Income (loss) before provision for (benefit from) income taxes	14	279	(18)	51	(22)	304
Income before provision for income taxes attributable to non-controlling interests	—	26	—	—	—	26
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$14	$253	$(18)	$51	$(22)	$278

Assets	$5,704	$101	$667	$4,042	$(22)	$10,492

*
Other revenues reported in “Other” includes interest income on the Independence Demand Note and on SFC’s note receivable from SFI. See Note 9 for further information on the notes receivable from parent and affiliates.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2015
Interest income	$254	$125	$18	$2	$—	$3	$402
Interest expense	40	23	60	10	(5)	30	158
Provision for finance receivable losses	55	27	2	—	—	2	86
Net interest income (loss) after provision for finance receivable losses	159	75	(44)	(8)	5	(29)	158
Other revenues	51	5	3	2	(5)	(3)	53
Other expenses	140	16	7	5	—	1	169
Income (loss) before provision for (benefit from) income taxes	70	64	(48)	(11)	—	(33)	42
Income before provision for income taxes attributable to non-controlling interests	—	31	—	—	—	—	31
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$70	$33	$(48)	$(11)	$—	$(33)	$11

Assets *	$4,821	$1,958	$3,613	$1,832	$—	$17	$12,241

*	Assets reflect the following:

•	As a result of our early adoption of ASU 2015-03, we reclassified $32 million of debt issuance costs from other assets to long-term debt as of March 31, 2015.

•
In connection with our policy integration with OneMain, we report unearned insurance premium and claim reserves related to finance receivables (previously reported in insurance claims and policyholder liabilities) as a contra-asset to net finance receivables, which totaled $216 million at March 31, 2015.

•
During the second quarter of 2015, we identified incorrect allocations of our total assets disclosure within our segment footnote and have corrected the previously disclosed total assets at March 31, 2015 in the table above.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2016
Assets
Cash and cash equivalents	$358	$7	$—	$365	$365
Investment securities	—	619	2	621	621
Net finance receivables, less allowance for finance receivable losses	—	—	4,912	4,912	4,689
Finance receivables held for sale	—	—	804	804	776
Notes receivable from parent and affiliates	—	3,775	—	3,775	3,775
Restricted cash and cash equivalents	225	—	—	225	225
Other assets:
Commercial mortgage loans	—	—	53	53	53
Escrow advance receivable	—	—	11	11	11
Receivables from parent and affiliates	—	28	—	28	28
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$7,470	$—	$7,470	$7,187
Note payable to affiliate	—	374	—	374	374
Payables to parent and affiliates	—	34	—	34	34

December 31, 2015
Assets
Cash and cash equivalents	$321	$—	$—	$321	$321
Investment securities	—	602	2	604	604
Net finance receivables, less allowance for finance receivable losses	—	—	6,897	6,897	6,204
Finance receivables held for sale	—	—	819	819	796
Notes receivable from parent and affiliates	—	3,804	—	3,804	3,804
Restricted cash and cash equivalents	295	—	—	295	295
Other assets:
Commercial mortgage loans	—	—	62	62	62
Escrow advance receivable	—	—	11	11	11
Receivables from parent and affiliates	—	9	—	9	9
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$9,998	$—	$9,998	$9,582
Payables to parent and affiliates	—	24	—	24	24

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2016
Assets
Cash equivalents in mutual funds	$129	$—	$—	$129
Cash equivalents in certificates of deposit and commercial paper	—	7	—	7
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	77	—	77
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Corporate debt	—	307	—	307
RMBS	—	70	—	70
CMBS	—	47	—	47
CDO/ABS	—	18	—	18
Total bonds	—	611	—	611
Preferred stock	—	5	—	5
Other long-term investments	—	—	1	1
Total available-for-sale securities *	—	616	1	617
Other securities:
Bonds:
Corporate debt	—	1	—	1
CMBS	—	2	—	2
Total other securities	—	3	—	3
Total investment securities	—	619	1	620
Restricted cash in mutual funds	210	—	—	210
Total	$339	$626	$1	$966

*	Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at March 31, 2016, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2015
Assets
Cash equivalents in mutual funds	$224	$—	$—	$224
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	82	—	82
Obligations of states, municipalities, and political subdivisions	—	89	—	89
Corporate debt	—	267	—	267
RMBS	—	74	—	74
CMBS	—	44	—	44
CDO/ABS	—	29	—	29
Total bonds	—	585	—	585
Preferred stock	—	5	—	5
Other long-term investments	—	—	1	1
Total available-for-sale securities (a)	—	590	1	591
Trading and other securities:
Bonds:
Corporate debt	—	10	—	10
CMBS	—	2	—	2
Total trading and other securities (b)	—	12	—	12
Total investment securities	—	602	1	603
Restricted cash in mutual funds	276	—	—	276
Total	$500	$602	$1	$1,103

(a)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2015, which is carried at cost.

(b)	The fair value of other securities totaled $2 million at December 31, 2015.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements	Transfers into Level 3	Transfers out of Level 3 *	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended March 31, 2016
Investment securities:
Available-for-sale securities:
Other long-term investments	$1	$—	$—	$—	$—	$—	$1
Total	$1	$—	$—	$—	$—	$—	$1

Three Months Ended March 31, 2015
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$—	$—	$—	$4
CMBS	3	—	—	—	—	(3)	—
Total bonds	7	—	—	—	—	(3)	4
Other long-term investments	1	—	—	—	—	—	1
Total	$8	$—	$—	$—	$—	$(3)	$5

*	During the three months ended March 31, 2015, we transferred CMBS securities totaling $3 million out of Level 3 primarily related to the greater observability of pricing inputs.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at March 31, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2016	December 31, 2015
RMBS	Discounted cash flows	Spread	693 bps (a)	665 bps (a)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (b)	N/A (b)

(a)	At March 31, 2016 and December 31, 2015, RMBS consisted of one bond, which was less than $1 million.

(b)	Not applicable.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *
(dollars in millions)	Level 1	Level 2	Level 3	Total

March 31, 2016
Assets
Finance receivables held for sale	$—	$—	$170	$170
Real estate owned	—	—	10	10
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$188	$188

December 31, 2015
Assets
Real estate owned	$—	$—	$11	$11
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$19	$19

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Assets
Finance receivables held for sale	$2	$—
Real estate owned	1	1
Commercial mortgage loans *	1	—
Total	$4	$1

*	Net impairment charges recorded on commercial mortgage loans for the three months ended March 31, 2015 was less than $1 million and, therefore, is not quantified in the table above.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our Real Estate segment to their fair value during the first quarter of 2016 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three months ended March 31, 2016 and 2015 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value for the three months ended March 31, 2016 and 2015 and recorded the net impairments in investment revenues.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2016	December 31, 2015
Finance receivables held for sale	Income approach	National market conditions Operating performance	N/A*	—
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach Income approach Cost approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

*	Not applicable.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents, including cash and cash equivalents in certificates of deposit and commercial paper, approximates fair value.

Mutual Funds

Our unit of account is the mutual fund, which is measured at net asset value.

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

Real Estate Owned

We initially base our estimate of the fair value on independent third-party valuations at the time we take title to real estate owned. Subsequent changes in fair value are based upon independent third-party valuations obtained periodically to estimate a price that would be received in a then current transaction to sell the asset.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At March 31, 2016, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

Payables to Parent and Affiliates

The fair value of payable to parent and affiliates approximates the carrying value due to its short-term nature.

18. Subsequent Events

SFC’S OFFERING OF SENIOR NOTES

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 under an Indenture dated as of December 3, 2014 (the “Base Indenture”), as supplemented by a Second Supplemental Indenture, dated as of April 11, 2016 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the notes on an unsecured basis.

SFC used a portion of the proceeds from the offering to repurchase approximately $600 million aggregate principal amount of its existing senior notes that mature in 2017, at a premium to principal amount from certain beneficial owners, and certain of those beneficial owners purchased notes in the offering. SFC intends to use the remaining net proceeds for general corporate purposes, which may include further debt repurchases and repayments.

The notes will mature on December 15, 2020 and bear interest at a rate of 8.25% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016. The notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are guaranteed by OMH and will not be guaranteed by any of SFC’s subsidiaries or any other party. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

The notes may be redeemed at any time and from time to time, at the option of SFC, in whole or in part at a “make-whole” redemption price specified in the Indenture. The notes will not have the benefit of any sinking fund.

The Indenture contains covenants that, among other things (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The Indenture also provides for events of default which, if any of them occur, would permit or require the principal of and accrued interest on the notes to become, or to be declared, due and payable.

LENDMARK SALE

On May 2, 2016, pursuant to the Purchase and Sale Agreement, dated as of November 12, 2015, by and between OneMain Holdings, Inc., certain of our subsidiaries and Lendmark and as required by our previously disclosed DOJ Settlement Agreement, we completed the sale of 127 Springleaf branches and, subject to certain exclusions, the associated personal loans issued to customers of such branches, fixed non-information technology assets and certain other tangible personal property located in such branches to Lendmark for an aggregate cash purchase price of $624 million. Such sale was effective as of April 30, 2016, and included the sale to Lendmark of personal loans with an unpaid principal balance as of March 31, 2016, of $600 million. OMH has entered into a Transition Services Agreement with Lendmark, and OMH’s and our activities will remain subject to the oversight of the Monitoring Trustee appointed by the Court pursuant to the DOJ Settlement Agreement until the expiration of the Transition Services Agreement. Although we and OMH continue to take such steps as we believe are necessary to comply with the terms of the DOJ Settlement Agreement, no assurance can be given that we will not incur fines or penalties associated with OMH’s or our activities pursuant to the Transition Services Agreement or OMH’s or our efforts to comply with the terms of the DOJ Settlement Agreement.

On May 2, 2016, SFC used a portion of the proceeds from the Lendmark Sale to repay, in full, its revolving demand note with OMFH, which totaled $376 million (including interest payable of $6 million).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this presentation or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•
various risks relating to the sale of branches to Lendmark Financial Services, LLC (the “Lendmark Sale”) in connection with the previously disclosed settlement with the U.S. Department of Justice (the “DOJ”);

•	various uncertainties and risks in connection with the OneMain Acquisition which may result in an adverse impact on us;

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

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•	any failure or inability to achieve the SpringCastle Portfolio performance requirements set forth in the SpringCastle Interests Sale purchase agreement; and

•	the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing of these loans.

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

Overview

Springleaf is a branch-based consumer finance company providing personal loans primarily to non-prime customers through its network of over 800 branch offices in 27 states as of March 31, 2016 and on a centralized basis as part of its centralized operations and our iLoan platform. We also write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

OUR PRODUCTS

Our core product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At March 31, 2016, we had over 1.0 million personal loans, representing $5.0 billion of net finance receivables (including personal loans held for sale of $606 million). At March 31, 2016, $2.5 billion, or 58%, were secured by collateral consisting of titled personal property (such as automobiles) and $1.9 billion, or 42%, were secured by consumer household goods or other items of personal property or were unsecured, compared to $2.4 billion of personal loans, or 56%, secured by collateral consisting of titled personal property and $1.9 billion, or 44%, secured by consumer household goods or other items of personal property or unsecured at December 31, 2015.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our subsidiaries, Merit Life Insurance Co. (“Merit”) and Yosemite Insurance Company (“Yosemite”). We also offer auto warranty membership plans of an unaffiliated company as an ancillary product.

Our core products also included the SpringCastle Portfolio at December 31, 2015, as described below:

•
SpringCastle Portfolio — SFI services the SpringCastle Portfolio that was acquired by an indirect subsidiary of OMH through a joint venture in which SFC owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the SpringCastle Interests Sale. These loans consisted of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless terminated, SFI will continue to provide the servicing for these loans, which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests.

Our non-core and non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.3 billion real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At March 31, 2016, we had $503 million of real estate loans held for investment, of which $197 million, or 39%, were secured by first mortgages and $306 million, or 61%, were secured by second mortgages, compared to $202 million of real estate loans, or 39%, secured by first mortgages and $322 million, or 61%, secured by second mortgages at December 31, 2015. Real estate loans held for sale totaled $170 million and $179 million at March 31, 2016 and December 31, 2015, respectively, all of which were secured by first mortgages.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At March 31, 2016, we had three operating segments:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

See Note 16 of the Notes to Condensed Consolidated Financial Statements for more information about our segments.

Recent Developments and Outlook

SPRINGCASTLE INTERESTS SALE

On March 31, 2016, the SpringCastle Sellers, wholly owned subsidiaries of OMH, entered into a purchase agreement with the SpringCastle Buyers. Pursuant to the purchase agreement, SpringCastle Holdings sold its 47% limited liability company interests in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC, and Springleaf Acquisition sold its 47% limited liability company interest in SpringCastle Acquisition LLC, to the SpringCastle Buyers for an aggregate purchase price of approximately $112 million.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the SpringCastle Interests Sale.

ONEMAIN ACQUISITION

On November 15, 2015, OMH completed its acquisition of OMFH for approximately $4.5 billion in cash. As a result of the OneMain Acquisition, OMFH became a wholly owned, indirect subsidiary of OMH.

On November 12, 2015, in connection with the closing of the OneMain Acquisition, SFC’s wholly owned subsidiary, CSI, entered into the Independence Demand Note with Independence, whereby CSI provided Independence with $3.4 billion cash pursuant to the terms of the Independence Demand Note. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Independence Demand Note and other related party agreements with OMFH.

Although management intends for Springleaf and OneMain to become an integrated operation, the two operations will initially be separately maintained under the Springleaf and OneMain brands, with the expectation of migrating to the OneMain brand.

LENDMARK SALE

On November 12, 2015, the Branch Sellers entered into the Lendmark Sale. The Springleaf branches to be sold represent 15% of our branches and approximately $606 million, or 12%, of our personal loans held for investment and held for sale as of March 31, 2016.

On May 2, 2016, the Branch Sellers sold the Springleaf branches to Lendmark for an aggregate cash purchase price of $624 million. On this date, SFC used a portion of the proceeds from the Lendmark Sale to repay, in full, its revolving demand note with OMFH, which totaled $376 million (including interest payable of $6 million) on May 2, 2016. See Note 2 and Note 18 of the Notes to Condensed Consolidated Financial Statements for further information on the Lendmark Sale.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations driven by the migration of customer activity from traditional channels, such as direct mail to online channels (served by our centralized operations), where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

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

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Interest income	$431	$402
Interest expense	156	158
Provision for finance receivable losses	94	86
Net interest income after provision for finance receivable losses	181	158
Net gain on sale of SpringCastle interests	229	—
Other revenues	85	53
Other expenses	191	169
Income before provision for income taxes	304	42
Provision for income taxes	106	8
Net income	198	34
Net income attributable to non-controlling interests	26	31
Net income attributable to Springleaf Finance Corporation	$172	$3

Comparison of Consolidated Results for Three Months Ended March 31, 2016 and 2015

Interest income increased for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended March 31, 2016 compared to 2015
Decrease in average net receivables	$(1)
Decrease in yield	(16)
Increase in number of days in 2016	3
Increase in interest income on finance receivables held for sale	43
Total	$29

•
Average net receivables decreased for the three months ended March 31, 2016 primarily due to (i) the liquidating status of the previously owned SpringCastle Portfolio, (ii) the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015 as part of OMH’s initiative to close the OneMain Acquisition, and (iii) our liquidating real estate loan portfolio. This decrease was partially offset by higher personal loan average net receivables resulting from (i) our continued focus on personal loan originations through our branch network and centralized operations and (ii) the continued growth of our auto loan product.

•
Yield decreased for the three months ended March 31, 2016 primarily due to (i) the continued growth of our auto loan product, which generally has lower yields and (ii) a decrease in yield on our liquidating real estate loan portfolio due to a higher proportion of TDR real estate loans.

•
Interest income on finance receivables held for sale increased for the three months ended March 31, 2016 primarily due to higher average finance receivables held for sale during the 2016 period resulting from the transfer of $608 million of our personal loans to held for sale on September 30, 2015.

Interest expense decreased for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended March 31, 2016 compared to 2015
Increase in average debt	$9
Decrease in weighted average interest rate	(15)
Interest expense on note payable to affiliate	4
Total	$(2)

•
Average debt increased for the three months ended March 31, 2016 primarily due to additional borrowings under our conduit facilities and higher average debt pursuant to our consumer securitization transactions during the 2016 period. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further information on our consumer loan securitization transactions and borrowings under our conduit facilities.

•
Weighted average interest rate on our debt decreased for the three months ended March 31, 2016 primarily due to additional borrowings under our conduit facilities, which generally have lower interest rates.

•
Interest expense on note payable to affiliate resulted from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information on this note.

Provision for finance receivable losses increased $8 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to the net of the following:

•
Net charge-offs increased for the three months ended March 31, 2016 primarily due to higher net charge-offs on our personal loans reflecting (i) growth in these personal loans during the past 12 months and (ii) a higher personal loan delinquency ratio at March 31, 2016. This increase was partially offset by (i) lower net charge-offs on the previously owned SpringCastle Portfolio reflecting the improved central servicing performance as the acquired portfolio matured under our ownership and (ii) lower net charge-offs on our real estate loans reflecting the liquidating status of the real estate loan portfolio.

•
Allowance requirements on our auto loan product decreased for the three months ended March 31, 2016, as we now have a full year of historical data reflected in the allowance model, in addition to using delinquency roll rates from a proxy hard-secured portfolio.

Net gain on sale of SpringCastle interests of $229 million for the three months ended March 31, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the sale.

Other revenues increased $32 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to the net of the following: (i) increase in interest income on notes receivable from parent and affiliates of $49 million reflecting interest income on the Independence Demand Note during the 2016 period and higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the 2016 period to fund the operations of its subsidiaries and (ii) decrease in investment revenues of $11 million primarily due to lower realized gains on the sale of investment securities and a decrease in invested assets.

Other expenses increased $22 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to the following:

•	Salaries and benefits increased $17 million for the three months ended March 31, 2016 primarily due to higher salary accruals resulting from an increase in the number of employees.

•
Other operating expenses increased $4 million for the three months ended March 31, 2016 primarily due to (i) higher advertising expenses due to increased focus on e-commerce and increased direct mailings to pre-approved customers and (ii) higher information technology expenses. The increase in other operating expenses was partially offset by a $6 million reduction in reserves related to estimated Property Protection Insurance claims, which we believe will have minimal loss contingencies.

Provision for income taxes totaled $106 million for the three months ended March 31, 2016 compared to $8 million for the same period in 2015. The effective tax rate for the three months ended March 31, 2016 was 34.9% compared to 19.3% for the same period in 2015. The effective tax rates for the three months ended March 31, 2016 and 2015 differed from the federal statutory rates primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

Non-GAAP Financial Measures

We report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a complete discussion of our segment accounting. We believe the Segment Accounting Basis (a basis other than U.S. GAAP) provides investors the basis for which management evaluates segment performance.

In addition, management uses pretax core earnings, a non-GAAP financial measure, as a key performance measure in evaluating the performance of our Core Consumer Operations. Pretax core earnings represents our income before provision for income taxes on a Segment Accounting Basis and excludes results of operations from our Non-Core Portfolio (Real Estate segment) and other non-core, non-originating legacy operations, net gain on sale of SpringCastle interests related to Core Consumer Operations, losses resulting from accelerated long-term repayment and repurchases of long-term debt related to Core Consumer Operations, SpringCastle transaction costs, and results of operations attributable to non-controlling interests. Pretax core earnings provides us with a key measure of our Core Consumer Operations’ performance and assists us in comparing its performance on an alternative basis. Management believes pretax core earnings is useful in assessing the profitability of our core business and uses pretax core earnings in evaluating our operating performance. Pretax core earnings is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow, and other measures of financial performance prepared in accordance with U.S. GAAP.

The reconciliations of (i) income before provision for income taxes on GAAP basis (purchase accounting) to the same amount under a Segment Accounting Basis and (ii) income before provision for income taxes on a Segment Accounting Basis to pretax core earnings were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Income before provision for income taxes - GAAP basis	$304	$42
Adjustments:
Interest income (a)	(3)	(3)
Interest expense (b)	24	30
Provision for finance receivable losses (c)	2	2
Repurchases and repayments of long-term debt (d)	1	—
Amortization of other intangible assets (e)	—	1
Other (f)	(2)	3
Income before provision for income taxes - Segment Accounting Basis	326	75
Adjustments:
Pretax operating loss - Non-Core Portfolio Operations	18	48
Pretax operating (income) loss - Other non-core/non-originating legacy operations	(51)	11
Net gain on sale of SpringCastle interests	(229)	—
Net loss from accelerated repayment/repurchase of debt - Core Consumer Operations	2	—
SpringCastle transaction costs	1	—
Operating income attributable to non-controlling interests	(26)	(31)
Pretax core earnings (non-GAAP)	$41	$103

(a)
Interest income adjustments consist of: (i) the net purchase accounting impact of the amortization (accretion) of the net premium (discount) assigned to finance receivables and (ii) the impact of identifying purchased credit impaired finance receivables as compared to the historical values of finance receivables.

Components of interest income adjustments consisted of:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Accretion of net discount applied to non-credit impaired net finance receivables	$(3)	$(3)

(b)	Interest expense adjustments primarily include the accretion of the net discount applied to our long term debt as part of purchase accounting.

Components of interest expense adjustments were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Accretion of net discount applied to long-term debt	$25	$30
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(1)	—
Total	$24	$30

(c)	Provision for finance receivable losses consists of the adjustment to reflect the difference between our allowance adjustment calculated under our Segment Accounting Basis and our GAAP basis.

Components of provision for finance receivable losses adjustments were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Allowance for finance receivable losses adjustments	$3	$4
Net charge-offs	(1)	(2)
Total	$2	$2

(d)	Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

(e)
Amortization of other intangible assets reflects the net impact of amortization associated with identified intangibles as part of purchase accounting and deferred costs impacted by purchase accounting.

(f)
“Other” items reflect differences between Segment Accounting Basis and GAAP basis relating to various items, such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences, all as of the date of the Fortress Acquisition.

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments. Management considers the Consumer and Insurance segment and Acquisitions and Servicing segment as our Core Consumer Operations and the Real Estate segment as our Non-Core Portfolio. As a result of the Fortress Acquisition, we have applied purchase accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than U.S. GAAP) provides investors the basis for which management evaluates segment performance. See Note 16 of the Notes to Condensed Consolidated Financial Statements for reconciliations of segment totals to condensed consolidated financial statement amounts and for further discussion of the differences in our Segment Accounting Basis and GAAP.

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisition and Servicing - This segment includes interest expense specifically identified to the SpringCastle Portfolio.
Consumer and Insurance, Real Estate and Other - The Company has securitization debt and unsecured debt. The Company first allocates interest expense to its segments based on actual expense for securitizations and secured term debt and using a weighted average for unsecured debt allocated to the segments. Average unsecured debt allocations for the periods presented are as follows:

Subsequent to the OneMain Acquisition
Total average unsecured debt is allocated as follows:
● Consumer and Insurance - receives remainder of unallocated average debt; and
● Real Estate and Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
The net effect of the change in debt allocation and asset base methodologies for the three months ended March 31, 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $54 million for Consumer and Insurance and a decrease in interest expense of $45 million and $9 million for Real Estate and Other, respectively.

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
● Real Estate - average net finance receivables including average net finance receivables held for sale, cash and cash equivalents, investments including proceeds from Real Estate sales; and
● Other - average net finance receivables other than the period listed below:
● February 2015 to April 2015 - average net finance receivables and cash and cash equivalents less operating cash reserve and cash included in other segments.
Provision for finance receivable losses	Directly correlated with a specific segment, except for allocations to Other, which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.
Other revenues	Directly correlated with a specific segment, except for gains and losses on foreign currency exchange, which are allocated to the segments based on the interest expense allocation of debt.
Salaries and benefits	Directly correlated with a specific segment. Other salaries and benefits not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Other operating expenses	Directly correlated with a specific segment. Other operating expenses not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Insurance policy benefits and claims	Directly correlated with a specific segment.

We evaluate the performance of each of our segments based on its pretax operating earnings.

CORE CONSUMER OPERATIONS

Pretax operating results and selected financial statistics for Consumer and Insurance (which are reported on a Segment Accounting Basis) and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in millions)	At or for the Three Months Ended March 31,
	2016	2015

Interest income	$412	$379
Interest expense	115	63
Provision for finance receivable losses	90	82
Net interest income after provision for finance receivable losses	207	234
Net gain on sale of SpringCastle interests	229	—
Other revenues	45	56
Other expenses	188	156
Pretax operating income	293	134
Pretax operating income attributable to non-controlling interests	26	31
Pretax operating income attributable to Springleaf Finance Corporation	$267	$103

Consumer and Insurance
Finance receivables held for investment:
Net finance receivables	$4,365	$3,861
Number of accounts	880,116	898,617
TDR finance receivables	$31	$26
Allowance for finance receivable losses - TDR	$10	$3
Finance receivables held for sale:
Net finance receivables	$606	$—
Number of accounts	143,254	—
Finance receivables held for investment and held for sale:
Average net receivables	$4,926	$3,799
Yield	25.47%	26.90%
Gross charge-off ratio	7.20%	6.40%
Recovery ratio	(0.85)%	(0.78)%
Charge-off ratio	6.35%	5.62%
Delinquency ratio	2.76%	2.51%
Origination volume	$943	$860
Number of accounts originated	154,759	155,523

Acquisitions and Servicing
Finance receivables held for investment:
Net finance receivables	$—	$1,868
Number of accounts	—	264,830
Average net receivables	1,529	1,923
Yield	26.17%	26.34%
Net charge-off ratio	4.65%	5.43%
Delinquency ratio	—%	4.22%

Comparison of Pretax Operating Results for Three Months Ended March 31, 2016 and 2015

Interest income increased $33 million for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

•	Interest income — Consumer and Insurance increased $57 million for the three months ended March 31, 2016 due to the following:

◦	Finance charges increased $15 million for the three months ended March 31, 2016 primarily due to the net of the following:

▪
Average net receivables increased for the three months ended March 31, 2016 primarily due to increased originations on our personal loans resulting from our continued focus on personal loans, including our auto loan product. At March 31, 2016, we had nearly 89,000 auto loans totaling $1.0 billion compared to nearly 34,000 auto loans totaling $415 million at March 31, 2015.

▪	Yield decreased for the three months ended March 31, 2016 primarily due to the higher proportion of auto loan product, which generally has lower yields.

◦
Interest income on finance receivables held for sale of $42 million for the three months ended March 31, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015.

•
Interest income — Acquisitions and Servicing decreased $24 million for the three months ended March 31, 2016 primarily due to lower average net receivables reflecting the liquidating status of the previously owned SpringCastle Portfolio.

Interest expense increased $52 million for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

•
Interest expense — Consumer and Insurance increased $55 million for the three months ended March 31, 2016 primarily due to a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

•	Interest expense — Acquisitions and Servicing decreased $3 million for the three months ended March 31, 2016 primarily due to the liquidating status of the previously owned SpringCastle Portfolio.

Provision for finance receivable losses increased $8 million for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

•
Provision for finance receivable losses — Consumer and Insurance increased $18 million for the three months ended March 31, 2016 primarily due to higher net charge-offs on our personal loans during the 2016 period reflecting (i) growth in our personal loans during the past 12 months and (ii) a higher personal loan delinquency ratio at March 31, 2016. This increase was partially offset by a decrease in allowance requirements on our auto loan product, as we now have a full year of historical data reflected in the allowance model, in addition to using delinquency roll rates from a proxy hard-secured portfolio.

•
Provision for finance receivable losses — Acquisitions and Servicing decreased $10 million for the three months ended March 31, 2016 primarily due to lower net charge-offs on the previously owned SpringCastle Portfolio reflecting improvements in servicing of the acquired portfolio and its liquidating status.

Net gain on sale of SpringCastle interests of $229 million for the three months ended March 31, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the sale.

Other revenues decreased $11 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to a decrease in investment revenues of $12 million resulting from lower realized gains on the sale of investment securities and lower investment income generated from an investment in SpringCastle debt, which is eliminated in our consolidating operating results.

Other expenses increased $32 million for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

•	Other expenses — Consumer and Insurance increased $34 million for the three months ended March 31, 2016 primarily due to the following:

◦
Salaries and benefits increased $15 million for the three months ended March 31, 2016 primarily due to higher variable compensation reflecting increased originations of personal loans and increased staffing.

◦
Other operating expenses increased $18 million for the three months ended March 31, 2016 primarily due to (i) higher advertising expenses reflecting our increased focus on e-commerce, (ii) higher information technology expenses, (iv) higher occupancy costs resulting from increased rent expense on our administrative offices and servicing facilities, and (v) higher credit and collection related costs reflecting growth in personal loans, including our auto loan product.

•
Other expenses — Acquisitions and Servicing decreased $2 million for the three months ended March 31, 2016 primarily due to decreased credit and collection related costs reflecting lower portfolio servicing costs due to the liquidating status of the previously owned SpringCastle Portfolio.

NON-CORE PORTFOLIO

Pretax operating results and selected financial statistics for Real Estate (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2016	2015

Interest income	$15	$18
Interest expense (a)	13	60
Provision for finance receivable losses	2	2
Net interest loss after provision for finance receivable losses	—	(44)
Other revenues (b)	(11)	3
Other expenses	7	7
Pretax operating loss	$(18)	$(48)

Finance receivables held for investment:
Net finance receivables	$542	$646
Number of accounts	17,550	21,257
TDR finance receivables	$159	$159
Allowance for finance receivable losses - TDR	$57	$55
Average net receivables	$554	$660
Yield	8.73%	9.24%
Loss ratio	3.00%	4.66%
Delinquency ratio	7.82%	7.21%
Finance receivables held for sale:
Net finance receivables	$170	$194
Number of accounts	3,048	3,472
TDR finance receivables	$185	$191

(a)
Interest expense decreased $47 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

(b)
Other revenues decreased $14 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to the following: (i) impairments of $7 million recognized on our real estate loans held for sale during the 2016 period and (ii)

decrease in investment revenues of $5 million, as the prior period reflected higher investment income generated from investing the proceeds of the 2014 real estate loan sales.

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

Pretax operating results of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Interest income	$1	$2
Interest expense (a)	4	10
Net interest loss after provision for finance receivable losses	(3)	(8)
Other revenues (b)	50	2
Other expenses	(4)	5
Pretax operating income (loss)	$51	$(11)

(a)
Interest expense for the three months ended March 31, 2016 when compared to the same period in 2015 reflected a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

(b)
Other revenues for the three months ended March 31, 2016 included (i) interest income on the Independence Demand Note and (ii) higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the 2016 period to fund the operations of its subsidiaries. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information on the Independence Demand Note.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	March 31,
	2016	2015

Net finance receivables:
Personal loans	$15	$25
Retail sales finance	20	41
Total	$35	$66

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

We may offer borrowers the opportunity to defer their personal loan by extending the date on which any payment is due. We may require a partial payment prior to granting such a deferral. Deferments must bring the account contractually current or due for the current month’s payment. Borrowers are generally limited to two deferments in a rolling 12-month period unless it is determined that an exception is warranted.

In addition to deferrals, we may also offer borrowers the opportunity to cure delinquent accounts when a customer demonstrates that he or she has rehabilitated from a temporary event that caused the delinquency. An account may be brought to current status after the cause for delinquency has been identified and remediated and the customer has made two consecutive qualified payments; however, no principal or interest amounts are forgiven or credited. Independent risk management approval is required for all cures.

When a loan is 60 days past due, we transfer the loan to one of our centralized service centers for account servicing and collection processing. This process includes assessing previous collection efforts, contacting the customer to determine whether the customer’s financial problems are temporary, reviewing the collateral securing the loan and developing a plan to maintain contact with the customer to increase the likelihood of future payments. Certain non-routine collection activities may include litigation, repossession of collateral, or filing involuntary bankruptcy petitions.

We may renew a delinquent personal loan if the related borrower meets current underwriting criteria and we determine that it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new personal loan. We employ the same credit risk underwriting process that we would use for an application from a new customer to determine whether to grant a renewal of a personal loan, regardless of whether the borrower’s account is current or delinquent.

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. Although we engage in collection activities well before an account is 60 days past due, we consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time. We record an allowance for loan losses to cover expected losses on our finance receivables.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Net finance receivables:
60-89 days past due	$39	$—	$6	$—	$45
90-119 days past due	33	—	5	—	38
120-149 days past due	33	—	3	—	36
150-179 days past due	32	—	3	—	35
180 days or more past due	3	—	22	—	25
Total delinquent finance receivables	140	—	39	—	179
Current	4,186	—	447	19	4,652
30-59 days past due	52	—	17	—	69
Total	$4,378	$—	$503	$19	$4,900

December 31, 2015
Net finance receivables:
60-89 days past due	$49	$22	$18	$—	$89
90-119 days past due	41	14	3	—	58
120-149 days past due	34	11	2	1	48
150-179 days past due	31	10	2	—	43
180 days or more past due	3	1	12	—	16
Total delinquent finance receivables	158	58	37	1	254
Current	4,077	1,475	474	22	6,048
30-59 days past due	65	43	13	—	121
Total	$4,300	$1,576	$524	$23	$6,423

TROUBLED DEBT RESTRUCTURING

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

March 31, 2016
TDR net finance receivables	$33	$—	$201	$234
Allowance for TDR finance receivable losses	$11	$—	$35	$46
Number of TDR accounts	10,949	—	3,490	14,439

December 31, 2015
TDR net finance receivables	$31	$13	$201	$245
Allowance for TDR finance receivable losses	$9	$4	$34	$47
Number of TDR accounts	10,542	1,656	3,506	15,704

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

March 31, 2016
TDR net finance receivables	$2	$91	$93
Number of TDR accounts	746	1,294	2,040

December 31, 2015
TDR net finance receivables	$2	$92	$94
Number of TDR accounts	738	1,322	2,060

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

SFC’s Offering of Senior Notes

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 under the Indenture, pursuant to which OMH provided a guarantee of the notes on an unsecured basis. SFC used a portion of the proceeds from the offering to repurchase approximately $600 million aggregate principal amount of its existing senior notes that mature in 2017. See Note 18 of the Notes to Condensed Consolidated Financial Statements for further information on this offering.

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2016, we (i) exercised our right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B and (ii) deconsolidated the previously issued securitized interests of the SpringCastle Funding Asset-backed Notes 2014-A. See “Structured Financings” for further information on each of our securitization transactions.

During the three months ended March 31, 2016, we (i) extended the revolving periods on four existing conduits and (ii) amended three existing conduits to change the maximum principal balances. Net repayments under the notes of our existing conduits totaled $103 million for the three months ended March 31, 2016.

See Note 11 of the Notes to Condensed Consolidated Financial Statements for further information on our personal loan securitizations and conduit facilities.

Subsequent to March 31, 2016, we completed the following transactions:

•	On April 1, 2016, we drew $100 million under the variable funding notes issued by the Springleaf 2013-VFN1 Trust.

•	On April 12, 2016, we repaid the entire $100 million outstanding principal balance of the variable funding notes issued by the Mill River 2015-VFN1 Trust.

•	On April 14, 2016, we repaid $248 million of the outstanding principal balance of the variable funding notes issued by the Springleaf 2013-VFN1 Trust.

•	On May 3, 2016, we repaid the entire $150 million outstanding principal balance of the variable funding notes issued by the Springleaf 2013-VFN1 Trust.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At March 31, 2016, we had $365 million of cash and cash equivalents, and during the three months ended March 31, 2016, SFC generated net income of $172 million. Our net cash inflow from operating and investing activities totaled $302 million for the three months ended March 31, 2016. At March 31, 2016, our remaining scheduled principal and interest payments for 2016 on our existing debt (excluding securitizations and borrowings under revolving conduit facilities) totaled $647 million. As of March 31, 2016, we had $1.4 billion UPB of unencumbered personal loans (including $604 million held for sale) and $775 million UPB of unencumbered real estate loans (including $232 million held for sale).

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $220 million for the three months ended March 31, 2016 reflected net income of $198 million, the impact of non-cash items, and a favorable change in working capital of $98 million. Net cash provided by operations of $211 million for the three months ended March 31, 2015 reflected net income of $34 million, the impact of non-cash items, and a favorable change in working capital of $95 million.

Investing Activities

Net cash provided by investing activities of $82 million for the three months ended March 31, 2016 was primarily due to the SpringCastle Interests Sale. Net cash provided by investing activities of $144 million for the three months ended March 31, 2015 reflected net sales of investment securities during 2015.

Financing Activities

Net cash used for financing activities of $258 million for the three months ended March 31, 2016 was primarily due to net repayments of long-term debt. Net cash provided by financing activities of $1.2 billion for the three months ended March 31, 2015 reflected the debt issuance associated with the 2015-A securitization.

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

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to the Indiana Department of Insurance (the “Indiana DOI”). The maximum amount of dividends (referred to as “ordinary dividends”) for an Indiana domiciled life insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Merit and Yosemite did not pay any dividends during the first quarter of 2016.

OUR DEBT AGREEMENTS

8.25% SFC Notes. On April 11, 2016, OMH entered into an Indenture and Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $1.0 billion of 8.25% Senior Notes due 2020 issued by SFC. See Note 18 of the Notes to Condensed Consolidated Financial Statements for further information.

5.25% SFC Notes. On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of March 31, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

SFC Notes. On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture on a junior subordinated basis issued by SFC (collectively, the “SFC Notes”). The SFC Notes consisted of the following: 8.25% Senior

Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of March 31, 2016, approximately $4.2 billion aggregate principal amount of the SFC Notes, including $2.3 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

As of March 31, 2016, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SFC’s financial results for the 12 months ended March 31, 2016, a mandatory trigger event did not occur with respect to the interest payment due in July of 2016, as we were in compliance with both required ratios discussed above.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of March 31, 2016, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations:
SLFT 2014-A	$559	$644	$535	$620	2.56%	Personal loans	2 years
SLFT 2015-A	1,163	1,250	1,163	1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years

Total consumer securitizations	$2,036	$2,229	$2,012	$2,206

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we had access to seven conduit facilities with a total borrowing capacity of $2.4 billion as of March 31, 2016, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. At March 31, 2016, $1.1 billion was drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” for securitization and conduit transactions completed subsequent to March 31, 2016.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a Segment Accounting Basis were as follows:

	Three Months Ended March 31,
	2016	2015

Weighted average interest rate	5.26%	5.47%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2016 or December 31, 2015, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of March 31, 2016, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2015 Annual Report on Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•	allowance for finance receivable losses;

•	purchased credit impaired finance receivables;

•	TDR finance receivables; and

•	fair value measurements.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II, Item 7A of our 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2015, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2016, in order to satisfy a non-debt capital funding requirement with respect to SFC’s debenture, SFC issued one share of SFC common stock to SFI for $10 million. The share of SFC common stock was issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. See “Liquidity and Capital Resources - Our Debt Agreements” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information on SFC’s debentures.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 70 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	May 6, 2016	By	/s/ Micah R. Conrad
Micah R. Conrad
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

2.1*
Purchase Agreement, dated as of March 31, 3016, by and among SpringCastle Holdings, LLC, Springleaf
Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC
Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance
IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities
Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC
America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow
Holdings, L.P. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 1, 2016.

4.1
Second Supplemental Indenture relating to Springleaf Finance Corporation’s 8.250% Senior Notes due 2020, dated as of April 11, 2016, by and among Springleaf Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016.

10.1	Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Employees), filed herewith as Exhibit 10.1.

10.2
OneMain Holdings, Inc. Amended and Restated Annual Leadership Incentive Plan, effective January 1, 2016.
Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended
December 31, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Finance Corporation.

32.1	Section 1350 Certifications.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.