Form 10-Q
period 2016-06-30
SPRINGLEAF FINANCE CORP
filed 2016-08-05
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 1, 2016, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$320	$321
Investment securities	549	604
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $2.4 billion in 2016 and $3.6 billion in 2015)	4,663	4,300
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.7 billion in 2015)	—	1,703
Real estate loans	209	538
Retail sales finance	16	23
Net finance receivables	4,888	6,564
Unearned insurance premium and claim reserves	(220)	(250)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $85 million in 2016 and $128 million in 2015)	(197)	(224)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	4,471	6,090
Finance receivables held for sale (includes finance receivables held for sale of consolidated VIEs of $435 million in 2015)	420	793
Notes receivable from parent and affiliates	3,683	3,804
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $150 million in 2016 and $282 million in 2015)	159	295
Other assets	278	281

Total assets	$9,880	$12,188

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $2.2 billion in 2016 and $5.5 billion in 2015)	$6,699	$9,582
Note payable to affiliate	301	—
Insurance claims and policyholder liabilities	252	230
Deferred and accrued taxes	129	128
Other liabilities	215	216
Total liabilities	7,596	10,156
Commitments and contingent liabilities (Note 14)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 and 10,160,020 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	800	789
Accumulated other comprehensive loss	(11)	(24)
Retained earnings	1,490	1,341
Springleaf Finance Corporation shareholder’s equity	2,284	2,111
Non-controlling interests	—	(79)
Total shareholder’s equity	2,284	2,032

Total liabilities and shareholder’s equity	$9,880	$12,188

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income:
Finance charges	$295	$402	$680	$797
Finance receivables held for sale originated as held for investment	18	4	64	8
Total interest income	313	406	744	805

Interest expense	138	171	294	329

Net interest income	175	235	450	476

Provision for finance receivable losses	85	73	176	152

Net interest income after provision for finance receivable losses	90	162	274	324

Other revenues:
Insurance	40	40	79	76
Investment	8	15	14	32
Interest income on notes receivable from parent and affiliates	51	4	102	6
Net loss on repurchases and repayments of debt	(13)	—	(16)	—
Net gain on sale of personal loans	22	—	22	—
Net gain on sale of SpringCastle interests	—	—	167	—
Other	(2)	—	(6)	(1)
Total other revenues	106	59	362	113

Other expenses:
Operating expenses:
Salaries and benefits	85	98	182	178
Other operating expenses	77	68	154	141
Insurance policy benefits and claims	15	20	32	36
Total other expenses	177	186	368	355

Income before provision for income taxes	19	35	268	82

Provision for income taxes	6	—	91	9

Net income	13	35	177	73

Net income attributable to non-controlling interests	—	33	28	66

Net income attributable to Springleaf Finance Corporation	$13	$2	$149	$7

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$13	$35	$177	$73

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	12	(10)	24	(5)
Foreign currency translation adjustments	—	(1)	—	—
Income tax effect:
Net unrealized (gains) losses on non-credit impaired available-for-sale securities	(5)	4	(9)	2
Other comprehensive income (loss), net of tax, before reclassification adjustments	7	(7)	15	(3)
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(2)	(4)	(3)	(10)
Income tax effect:
Net realized gains on available-for-sale securities	1	1	1	3
Reclassification adjustments included in net income, net of tax	(1)	(3)	(2)	(7)
Other comprehensive income (loss), net of tax	6	(10)	13	(10)

Comprehensive income	19	25	190	63

Comprehensive income attributable to non-controlling interests	—	33	28	66

Comprehensive income (loss) attributable to Springleaf Finance Corporation	$19	$(8)	$162	$(3)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2016	$5	$789	$(24)	$1,341	$2,111	$(79)	$2,032
Capital contribution from parent	—	10	—	—	10	—	10
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Excess tax benefit from share-based compensation	—	1	—	—	1	—	1
Withholding tax on vested RSUs	—	(1)	—	—	(1)	—	(1)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	13	—	13	—	13
Net income	—	—	—	149	149	28	177
Balance, June 30, 2016	$5	$800	$(11)	$1,490	$2,284	$—	$2,284

Balance, January 1, 2015	$5	$771	$3	$1,327	$2,106	$(129)	$1,977
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(39)	(39)
Other comprehensive loss	—	—	(10)	—	(10)	—	(10)
Net income	—	—	—	7	7	66	73
Balance, June 30, 2015	$5	$787	$(7)	$1,334	$2,119	$(102)	$2,017

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net income	$177	$73
Reconciling adjustments:
Provision for finance receivable losses	176	152
Depreciation and amortization	64	45
Deferred income tax charge (benefit)	8	(37)
Net gain on sale of personal loans	(22)	—
Net loss on repurchases and repayments of debt	16	—
Non-cash incentive compensation from Initial Stockholder	—	15
Share-based compensation expense, net of forfeitures	1	1
Net gain on sale of SpringCastle interests	(167)	—
Other	4	(12)
Cash flows due to changes in:
Other assets and other liabilities	(24)	(10)
Insurance claims and policyholder liabilities	(7)	13
Taxes receivable and payable	(13)	(5)
Accrued interest and finance charges	10	3
Restricted cash and cash equivalents not reinvested	4	—
Other, net	2	—
Net cash provided by operating activities	229	238

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(276)	(287)
Proceeds on sales of finance receivables held for sale originated as held for investment	624	74
Proceeds from sale of SpringCastle interests	101	—
Cash advances on intercompany notes receivables	(187)	(77)
Principal collections on intercompany notes receivables	214	26
Available-for-sale securities purchased	(134)	(209)
Trading and other securities purchased	(10)	(1,309)
Available-for-sale securities called, sold, and matured	221	219
Trading and other securities called, sold, and matured	10	1,945
Change in restricted cash and cash equivalents	57	(109)
Proceeds from sale of real estate owned	4	10
Other, net	3	8
Net cash provided by investing activities	627	291

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,990	1,829
Proceeds from intercompany note payable	670	—
Repayments of long-term debt	(3,140)	(591)
Distributions to joint venture partners	(18)	(39)
Payments on note payable to affiliate	(370)	—
Excess tax benefit from share-based compensation	1	—
Capital contribution from parent	10	—
Net cash provided by (used for) financing activities	(857)	1,199

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	Six Months Ended June 30,
	2016	2015

Net change in cash and cash equivalents	(1)	1,728
Cash and cash equivalents at beginning of period	321	749
Cash and cash equivalents at end of period	$320	$2,477

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$1,895	$—
Increase in finance receivables held for investment financed with intercompany payable	$89	$—
Transfer of finance receivables to real estate owned	$4	$5
Net unsettled investment security dispositions (purchases)	$(8)	$14

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

1. Business and Basis of Presentation

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”). SFI is a wholly owned subsidiary of OneMain Holdings, Inc. (“OMH”).

At June 30, 2016, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

SFC is a financial services holding company with subsidiaries engaged in the consumer finance and insurance businesses.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. The statements include the accounts of SFC, its subsidiaries (all of which are wholly owned, except for certain subsidiaries associated with a joint venture in which we owned a 47% equity interest prior to March 31, 2016), and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2016 presentation, we have reclassified certain items in prior periods, including certain items in prior periods of our condensed consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report on Form 10-K”). We follow the same significant accounting policies for our interim reporting, except for the change in accounting policy discussed below.

CHANGE IN ACCOUNTING POLICY

Effective April 1, 2016, we changed our accounting policy for the derecognition of loans within a purchased credit impaired (“PCI”) pool. Historically, we removed loans from a PCI pool upon charge-off of the loan, based on the Company’s charge-off accounting policy at their allocated carrying value. Under our new accounting policy, loans will be removed from a PCI pool when the loan is written-off, at which time further collections efforts would not be pursued, or sold or repaid. While both methods are acceptable under GAAP, we believe the new method for derecognition of PCI loans is preferable as it enhances consistency with our industry peers. As of April 1, 2016, the cumulative effect of applying the change in accounting policy increased shareholder’s equity by $6 million.

Our policy for derecognition of PCI loans following the change described above is presented below:

Purchased Credit Impaired Finance Receivables

As part of each of our acquisitions, we identify a population of finance receivables for which it is determined that it is probable that we will be unable to collect all contractually required payments. The population of accounts identified generally consists of those finance receivables that are (i) 60 days or more past due at acquisition, (ii) which had been classified as troubled debt restructured (“TDR”) finance receivables as of the acquisition date, (iii) may have been previously modified, or (iv) had other indications of credit deterioration as of the acquisition date.

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

Our purchased credit impaired finance receivables remain in our purchased credit impaired pools until liquidation or write-off. We do not reclassify modified purchased credit impaired finance receivables as TDR finance receivables.

We have additionally established policies and procedures related to maintaining the integrity of these pools. A finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is written-off. If a finance receivable is renewed and additional funds are lent and terms are adjusted to current market conditions, we consider this a new finance receivable and the previous finance receivable is removed from the pool. If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its allocated carrying amount. Removal of the finance receivable from a pool does not affect the yield used to recognize accretable yield of the pool.

We have retrospectively applied this change in accounting policy. The effect of this change in accounting policy on income (loss) before provision for (benefit from) income taxes and net income (loss) attributable to SFC, and the cumulative effect of this change in accounting policy on shareholder’s equity attributable to SFC for the following prior periods are included in the table below.

(dollars in millions)	As Reported	Adjustments	As Adjusted

Income (loss) before provision for (benefit from) income taxes
Year ended December 31, 2013	$(136)	$11	$(125)
Year ended December 31, 2014	755	(77)	678
Year ended December 31, 2015	144	15	159

Three months ended March 31, 2015	42	5	47
Three months ended March 31, 2016	304	(55)	249

Net income (loss) attributable to SFC
Year ended December 31, 2013	$(83)	$7	$(76)
Year ended December 31, 2014	448	(51)	397
Year ended December 31, 2015	9	5	14

Three months ended March 31, 2015	3	2	5
Three months ended March 31, 2016	172	(36)	136

Shareholder’s equity attributable to SFC
January 1, 2014	$1,328	$57	$1,385
January 1, 2015	2,069	37	2,106
January 1, 2016	2,069	42	2,111

The following tables present the impact of the retrospective application of this change in accounting policy on the amounts previously reported in our (i) consolidated balance sheet as of December 31, 2015, (ii) condensed consolidated statements of operations for the three and six months ended June 30, 2015 and (iii) condensed consolidated statements of cash flows for the six months ended June 30, 2015.

Revised Condensed Consolidated Balance Sheet

	December 31, 2015
(dollars in millions)	As Reported	Adjustments	As Adjusted

Assets
Cash and cash equivalents	$321	$—	$321
Investment securities	604	—	604
Net finance receivables:
Personal loans	4,300	—	4,300
SpringCastle Portfolio	1,576	127	1,703
Real estate loans	524	14	538
Retail sales finance	23	—	23
Net finance receivables	6,423	141	6,564
Unearned insurance premium and claim reserves	(250)	—	(250)
Allowance for finance receivable losses	(219)	(5)	(224)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	5,954	136	6,090
Finance receivables held for sale	796	(3)	793
Notes receivable from parent and affiliates	3,804	—	3,804
Restricted cash and cash equivalents	295	—	295
Other assets	281	—	281

Total assets	$12,055	$133	$12,188

Liabilities and Shareholder’s Equity
Long-term debt	$9,582	$—	$9,582
Insurance claims and policyholder liabilities	230	—	230
Deferred and accrued taxes	103	25	128
Other liabilities	217	(1)	216
Total liabilities	10,132	24	10,156

Shareholder’s equity:
Common stock	5	—	5
Additional paid-in capital	758	31	789
Accumulated other comprehensive loss	(24)	—	(24)
Retained earnings	1,330	11	1,341
Springleaf Finance Corporation shareholder’s equity	2,069	42	2,111
Non-controlling interests	(146)	67	(79)
Total shareholder’s equity	1,923	109	2,032

Total liabilities and shareholder’s equity	$12,055	$133	$12,188

Revised Condensed Consolidated Statements of Operations

(dollars in millions)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted

Interest income:
Finance charges	$404	$(2)	$402	$802	$(5)	$797
Finance receivables held for sale originated as held for investment	5	(1)	4	9	(1)	8
Total interest income	409	(3)	406	811	(6)	805

Interest expense	171	—	171	329	—	329

Net interest income	238	(3)	235	482	(6)	476

Provision for finance receivable losses	79	(6)	73	165	(13)	152

Net interest income after provision for finance receivable losses	159	3	162	317	7	324

Other revenues:
Insurance	40	—	40	76	—	76
Investment	15	—	15	32	—	32
Interest income on notes receivable from parent and affiliates	4	—	4	6	—	6
Other	—	—	—	(2)	1	(1)
Total other revenues	59	—	59	112	1	113

Other expenses:
Operating expenses:
Salaries and benefits	98	—	98	178	—	178
Other operating expenses	68	—	68	141	—	141
Insurance policy benefits and claims	20	—	20	36	—	36
Total other expenses	186	—	186	355	—	355

Income before provision for (benefit from) income taxes	32	3	35	74	8	82

Provision for (benefit from) income taxes	(1)	1	—	7	2	9

Net income	33	2	35	67	6	73

Net income attributable to non-controlling interests	31	2	33	62	4	66

Net income attributable to Springleaf Finance Corporation	$2	$—	$2	$5	$2	$7

Revised Condensed Consolidated Statement of Cash Flows

(dollars in millions)	Six Months Ended June 30, 2015
	As Reported	Adjustments	As Adjusted

Cash flows from operating activities
Net income	$67	$6	$73
Reconciling adjustments:
Provision for finance receivable losses	165	(13)	152
Depreciation and amortization	39	6	45
Deferred income tax charge (benefit)	(38)	1	(37)
Non-cash incentive compensation from Initial Stockholder	15	—	15
Share-based compensation expense, net of forfeitures	1	—	1
Other	(12)	—	(12)
Cash flows due to changes in:
Other assets and other liabilities	(10)	—	(10)
Insurance claims and policyholder liabilities	13	—	13
Taxes receivable and payable	(5)	—	(5)
Accrued interest and finance charges	3	—	3
Net cash provided by operating activities	238	—	238

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(287)	—	(287)
Proceeds on sales of finance receivables held for sale originated as held for investment	74	—	74
Cash advances on intercompany notes receivables	(77)	—	(77)
Principal collections on intercompany notes receivables	26	—	26
Available-for-sale securities purchased	(209)	—	(209)
Trading and other securities purchased	(1,309)	—	(1,309)
Available-for-sale securities called, sold, and matured	219	—	219
Trading and other securities called, sold, and matured	1,945	—	1,945
Change in restricted cash and cash equivalents	(109)	—	(109)
Proceeds from sale of real estate owned	10	—	10
Other, net	8	—	8
Net cash provided by investing activities	291	—	291

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,829	—	1,829
Repayments of long-term debt	(591)	—	(591)
Distributions to joint venture partners	(39)	—	(39)
Net cash provided by (used for) financing activities	1,199	—	1,199

Net change in cash and cash equivalents	1,728	—	1,728
Cash and cash equivalents at beginning of period	749	—	749
Cash and cash equivalents at end of period	$2,477	$—	$2,477

We have also adjusted the applicable prior period amounts in the Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 herein to reflect the impact of this change in accounting policy.

2. Significant Transactions

OMH’S ACQUISITION OF ONEMAIN FINANCIAL HOLDINGS, LLC

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

In connection with the closing of the OneMain Acquisition, on November 13, 2015, OMH and certain subsidiaries of SFC entered into an Asset Preservation Stipulation and Order and agreed to a Proposed Final Judgment (collectively, the “Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”), as well as the state attorneys general for Colorado, Idaho, Pennsylvania, Texas, Virginia, Washington and West Virginia. The Settlement Agreement resolved the inquiries of the DOJ and such attorneys general with respect to the OneMain Acquisition and allowed OMH to proceed with the closing. Pursuant to the Settlement Agreement, OMH agreed to divest 127 branches of SFC subsidiaries across 11 states as a condition for approval of the OneMain Acquisition. The Settlement Agreement required certain of OMH’s subsidiaries (the “Branch Sellers”) to operate these 127 branches as an ongoing, economically viable and competitive business until sold to the divestiture purchaser. The court overseeing the settlement appointed a third-party monitor to oversee management of the divestiture branches and ensure the Company’s compliance with the terms of the Settlement Agreement.

SPRINGCASTLE INTERESTS SALE

On March 31, 2016, SFI, SpringCastle Holdings, LLC (“SpringCastle Holdings”) and Springleaf Acquisition Corporation (“Springleaf Acquisition” and, together with SpringCastle Holdings, the “SpringCastle Sellers”), wholly owned subsidiaries of OMH, entered into a purchase agreement with certain subsidiaries of New Residential Investment Corp. (“NRZ” and such subsidiaries, the “NRZ Buyers”) and BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P. (collectively, the “Blackstone Buyers” and together with the NRZ Buyers, the “SpringCastle Buyers”). Pursuant to the purchase agreement, on March 31, 2016, SpringCastle Holdings sold its 47% limited liability company interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC, and Springleaf Acquisition sold its 47% limited liability company interest in SpringCastle Acquisition LLC, to the SpringCastle Buyers for an aggregate purchase price of approximately $112 million (the “SpringCastle Interests Sale”). SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition LLC are collectively referred to herein as the “SpringCastle Joint Venture.”

The SpringCastle Joint Venture primarily holds subordinate ownership interests in a securitized loan portfolio (the “SpringCastle Portfolio”), which consists of unsecured loans and loans secured by subordinate residential real estate mortgages and includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in form and substance from the Company’s originated loans. At December 31, 2015, the SpringCastle Portfolio included over 232,000 of acquired loans, representing $1.7 billion in net finance receivables.

In connection with the SpringCastle Interests Sale, the SpringCastle Buyers paid $101 million of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11 million to be paid into an escrow account within 120 days following March 31, 2016. Such escrowed funds are expected to be held in escrow for a period of up to five years following March 31, 2016, and, subject to the terms of the purchase agreement and assuming certain portfolio performance requirements are satisfied, paid to the SpringCastle Sellers at the end of such five-year period. In connection with the SpringCastle Interests Sale, we recorded a net gain in other revenues at the time of sale of $167 million.

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless terminated, SFI will remain as servicer of the SpringCastle Portfolio under the existing servicing agreement for the SpringCastle Funding Trust. In addition, we deconsolidated the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt, as we no longer were considered the primary beneficiary.

Prior to the SpringCastle Interests Sale, affiliates of the NRZ Buyers owned a 30% limited liability company interest in the SpringCastle Joint Venture, and affiliates of the Blackstone Buyers owned a 23% limited liability company interest in the SpringCastle Joint Venture (together, the “Other Members”). The Other Members are parties to the purchase agreement for purposes of certain limited indemnification obligations and post-closing expense reimbursement obligations of the SpringCastle Joint Venture to the SpringCastle Sellers.

The NRZ Buyers are subsidiaries of NRZ, which is externally managed by an affiliate of Fortress. The Initial Stockholder, which owned approximately 58% of OMH’s common stock as of March 31, 2016, the date of sale, was owned primarily by a private equity fund managed by an affiliate of Fortress. Mr. Edens, Chairman of the Board of Directors of OMH, also serves as Chairman of the Board of Directors of NRZ. Mr. Edens is also a principal of Fortress and serves as Co-Chairman of the Board of Directors of Fortress. Mr. Jacobs, a member of the Board of Directors of OMH, also serves as a member of NRZ’s Board of Directors and Fortress’ Board of Directors.

The purchase agreement included customary representations, warranties, covenants and indemnities. We did not record a sales recourse obligation related to the SpringCastle Interests Sale.

SFC’S OFFERING OF 8.25% SENIOR NOTES

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 (the “8.25% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “Base Indenture”), as supplemented by a Second Supplemental Indenture, dated as of April 11, 2016 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the notes on an unsecured basis.

SFC used a portion of the proceeds from the offering to repurchase approximately $600 million aggregate principal amount of its existing senior notes that mature in 2017, at a premium to principal amount from certain beneficial owners, and certain of those beneficial owners purchased new SFC senior notes in the offering. SFC intends to use the remaining net proceeds for general corporate purposes, which may include further debt repurchases and repayments.

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

The Indenture contains covenants that, among other things, (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The Indenture also provides for events of default which, if any of them were to occur, would permit or require the principal of and accrued interest on the notes to become, or to be declared, due and payable.

LENDMARK SALE

On November 12, 2015, OMH and the Branch Sellers entered into a purchase and sale agreement with Lendmark Financial Services, LLC (“Lendmark”) to sell 127 Springleaf branches and, subject to certain exclusions, the associated personal loans issued to customers of such branches, fixed non-information technology assets and certain other tangible personal property located in such branches to Lendmark (the “Lendmark Sale”) for a purchase price equal to the sum of (i) the aggregate unpaid balance as of closing of the purchased loans multiplied by 103%, plus (ii) for each interest-bearing purchased loan, an amount equal to all unpaid interest that has accrued on the unpaid balance at the applicable note rate from the most recent interest payment date through the closing, plus (iii) the sum of all prepaid charges and fees and security deposits of the Branch Sellers to the extent arising under the purchased contracts as reflected on the books and records of the Branch Sellers as of closing, subject to certain limitations if the purchase price would exceed $695 million and Lendmark would be unable to obtain financing on certain specified terms. In anticipation of the sale of these branches, we transferred $608 million of personal loans from held for investment to held for sale on September 30, 2015.

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

On May 2, 2016, we completed the Lendmark Sale for an aggregate cash purchase price of $624 million. Such sale was effective as of April 30, 2016, and included the sale to Lendmark of personal loans with an unpaid principal balance (“UPB”) as of March 31, 2016 of $600 million. OMH has entered into a transition services agreement with Lendmark dated as of May 2, 2016 (the “Transition Services Agreement”), and OMH’s and our activities will remain subject to the oversight of the Monitoring Trustee appointed by the court pursuant to the Settlement Agreement until the expiration of the Transition Services Agreement. The Transition Services Agreement is currently scheduled to expire on November 2, 2016, subject to up to two additional three-month extensions with the permission of the DOJ. Although we and OMH continue to take such steps as we believe are necessary to comply with the terms of the Settlement Agreement, no assurance can be given that we will not incur fines or penalties associated with OMH’s or our activities pursuant to the Transition Services Agreement or OMH’s or our efforts to comply with the terms of the Settlement Agreement.

On May 2, 2016, SFC used a portion of the proceeds from the Lendmark Sale to repay, in full, its revolving demand note with OMFH, which totaled $376 million (including interest payable of $6 million).

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Consolidation

In February of 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to reporting entities with variable interests in investment companies from applying certain prior amendments to the VIE guidance. This ASU is applicable to entities across all industries, particularly those that use limited partnerships as well as entities in any industry that outsource decision making or have historically applied related party tiebreakers in their consolidation analysis and disclosures. The standard became effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We have adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

Technical Corrections and Improvements

In June of 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the Accounting Standards Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. The amendments to this transition guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We have adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

Debt Instruments

In March of 2016, the FASB issued ASU 2016-06, Contingent Puts and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. The ASU requires assessing the embedded call (put) options solely in accordance with the four-step decision sequence. The amendment of this ASU becomes effective on a modified retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have early adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of the new revenue recognition standard by one year, which would result in the ASU becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. In April of 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance of ASU 2014-09 relating to performance obligations and licensing. In May of 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to clarify guidance in ASU 2014-09 related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts/contract modifications. We are evaluating whether the adoption of these accounting pronouncements will have a material effect on our consolidated financial statements.

Short-Duration Insurance Contracts Disclosures

In May of 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, to address enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The amendments in this ASU become effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. We are evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this ASU become effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments in this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendment in this ASU becomes effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Stock Compensation

In March of 2016, the FASB issued ASU 2016-09, Improvements to Employee Share - Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment in this ASU becomes effective on a modified retrospective basis for accounting in tax benefits recognized, retrospectively for accounting related to the presentation of employee taxes paid, prospectively for accounting related to recognition of excess tax benefits, and either prospectively or retrospectively for accounting related to presentation of excess employee tax benefits for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Revenue Recognition and Derivatives and Hedging

In May of 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815), to rescind certain Securities and Exchange Commission (the “SEC”) guidance in Topic 605 and Topic 815 as ASU 2014-09 becomes effective. Our adoption of ASU 2014-09 will bring us into alignment with this ASU. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Allowance for Finance Receivables Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model will require earlier recognition of credit losses than the incurred loss approach.

The ASU requires that credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis be determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price of the financial asset rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses are recorded in earnings. Interest income should be recognized based on the effective rate, excluding the discount embedded in the purchase price attributable to expected credit losses at acquisition.

The ASU also requires companies to record allowances for held-to-maturity and available-for-sale debt securities rather than write-downs of such assets.

In addition, the ASU requires qualitative and quantitative disclosures that provide information about the allowance and the significant factors that influenced management’s estimate of the allowance.

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material effect on our consolidated financial statements and we are in the process of quantifying the expected impacts.

We do not believe that any other accounting pronouncements issued during the first half of 2016, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At June 30, 2016, we had nearly 923,000 personal loans representing $4.7 billion of net finance receivables, compared to 890,000 personal loans totaling $4.3 billion at December 31, 2015.

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

•
Retail sales finance — include retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. Our retail sales finance portfolio is in a liquidating status.

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

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2016
Gross receivables *	$5,360	$—	$207	$17	$5,584
Unearned finance charges and points and fees	(804)	—	1	(1)	(804)
Accrued finance charges	61	—	1	—	62
Deferred origination costs	46	—	—	—	46
Total	$4,663	$—	$209	$16	$4,888

December 31, 2015
Gross receivables *	$5,028	$1,672	$534	$25	$7,259
Unearned finance charges and points and fees	(833)	—	—	(2)	(835)
Accrued finance charges	60	31	4	—	95
Deferred origination costs	45	—	—	—	45
Total	$4,300	$1,703	$538	$23	$6,564

*	Gross receivables are defined as follows:

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

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
Troubled debt restructured (“TDR”) finance receivables — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts previously purchased as a performing receivable.

Included in the table above are finance receivables associated with securitizations that remain on our balance sheet. The carrying value of our personal loans associated with securitizations totaled $2.4 billion and $3.6 billion at June 30, 2016 and December 31, 2015, respectively, and the carrying value of the SpringCastle Portfolio, all of which were associated with securitizations, totaled $1.7 billion at December 31, 2015.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)	June 30, 2016	December 31, 2015

Personal loans	$1	$2
SpringCastle Portfolio	—	365
Real estate loans	18	30
Total	$19	$397

Unused lines of credit on our personal loans can be suspended if any of the following occurs: (i) the value of the collateral declines significantly; (ii) we believe the borrower will be unable to fulfill the repayment obligations; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on our real estate loans can be suspended if any of the following occurs: (i) the value of the real estate declines significantly below the property’s initial appraised value; (ii) we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on home equity lines of credit can be terminated for delinquency. Accordingly, no reserve has been recorded for the unused lines of credit.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at June 30, 2016 and at December 31, 2015 were immaterial. Our personal loans and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2016
Net finance receivables:
60-89 days past due	$43	$—	$6	$—	$49
90-119 days past due	32	—	4	—	36
120-149 days past due	29	—	3	—	32
150-179 days past due	27	—	3	—	30
180 days or more past due	3	—	21	—	24
Total delinquent finance receivables	134	—	37	—	171
Current	4,462	—	162	15	4,639
30-59 days past due	67	—	10	1	78
Total	$4,663	$—	$209	$16	$4,888

December 31, 2015
Net finance receivables:
60-89 days past due	$49	$26	$19	$—	$94
90-119 days past due	41	16	3	—	60
120-149 days past due	34	12	2	1	49
150-179 days past due	31	11	2	—	44
180 days or more past due	3	1	13	—	17
Total delinquent finance receivables	158	66	39	1	264
Current	4,077	1,588	486	22	6,173
30-59 days past due	65	49	13	—	127
Total	$4,300	$1,703	$538	$23	$6,564

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2016
Performing	$4,572	$—	$178	$16	$4,766
Nonperforming	91	—	31	—	122
Total	$4,663	$—	$209	$16	$4,888

December 31, 2015
Performing	$4,191	$1,663	$518	$22	$6,394
Nonperforming	109	40	20	1	170
Total	$4,300	$1,703	$538	$23	$6,564

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

At December 31, 2015, our purchased credit impaired finance receivables also included the SpringCastle Portfolio, which was purchased as part of the following transaction:

•
SFI’s capital contribution of its wholly owned subsidiary, Springleaf Acquisition Corporation (“SAC”), to SFC - on July 31, 2014 (the “SAC Capital Contribution”), SFC acquired a 47% equity interest in the SpringCastle Portfolio (the “SCP Loans”), some of which were determined to be credit impaired when SAC acquired the SCP Loans on April 1, 2013. On March 31, 2016, we sold the SpringCastle Portfolio in connection with the SpringCastle Interests Sale described in Note 2.

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At June 30, 2016 and December 31, 2015, finance receivables held for sale totaled $420 million and $793 million, respectively. See Note 6 for further information on our finance receivables held for sale, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans *	Total

June 30, 2016
Carrying amount, net of allowance	$—	$85	$85
Outstanding balance	—	129	129
Allowance for purchased credit impaired finance receivable losses	—	8	8

December 31, 2015
Carrying amount, net of allowance	$350	$89	$439
Outstanding balance	482	136	618
Allowance for purchased credit impaired finance receivable losses	—	12	12

*	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	FA Loans

June 30, 2016
Carrying amount	$68
Outstanding balance	103

December 31, 2015
Carrying amount	$59
Outstanding balance	89

The allowance for purchased credit impaired finance receivable losses at June 30, 2016 and December 31, 2015, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Three Months Ended June 30, 2016
Balance at beginning of period	$—	$74	$74
Accretion (a)	—	(2)	(2)
Reclassifications to nonaccretable difference (b)	—	(11)	(11)
Balance at end of period	$—	$61	$61

Three Months Ended June 30, 2015
Balance at beginning of period	$431	$54	$485
Accretion (a)	(20)	(2)	(22)
Reclassifications from nonaccretable difference (b)	—	1	1
Balance at end of period	$411	$53	$464

Six Months Ended June 30, 2016
Balance at beginning of period	$375	$66	$441
Accretion (a)	(16)	(4)	(20)
Reclassifications to nonaccretable difference (b)	—	(1)	(1)
Transfer due to finance receivables sold	(359)	—	(359)
Balance at end of period	$—	$61	$61

Six Months Ended June 30, 2015
Balance at beginning of period	$452	$54	$506
Accretion (a)	(41)	(4)	(45)
Reclassifications from nonaccretable difference (b)	—	3	3
Balance at end of period	$411	$53	$464

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Accretion	$1	$2	$2	$3

(b)	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretion resulting from higher (lower) estimated undiscounted cash flows.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

June 30, 2016
TDR gross finance receivables (b)	$34	$—	$201	$235
TDR net finance receivables	34	—	202	236
Allowance for TDR finance receivable losses	11	—	12	23

December 31, 2015
TDR gross finance receivables (b)	$32	$14	$200	$246
TDR net finance receivables	31	13	201	245
Allowance for TDR finance receivable losses	9	4	34	47

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

June 30, 2016
TDR gross finance receivables	$—	$154	$154
TDR net finance receivables	—	155	155

December 31, 2015
TDR gross finance receivables	$2	$92	$94
TDR net finance receivables	2	92	94

(b)	As defined earlier in this Note.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

Three Months Ended June 30, 2016
TDR average net receivables	$34	$—	$202	$236
TDR finance charges recognized	1	—	3	4

Three Months Ended June 30, 2015
TDR average net receivables	$28	$12	$198	$238
TDR finance charges recognized	1	—	3	4

Six Months Ended June 30, 2016
TDR average net receivables	$33	$—	$202	$235
TDR finance charges recognized	2	—	6	8

Six Months Ended June 30, 2015
TDR average net receivables	$27	$11	$196	$234
TDR finance charges recognized	2	—	6	8

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended June 30, 2016
TDR average net receivables	$1	$112	$113
TDR finance charges recognized	—	2	2

Three Months Ended June 30, 2015
TDR average net receivables	$—	$91	$91
TDR finance charges recognized	—	1	1

Six Months Ended June 30, 2016
TDR average net receivables	$2	$102	$104
TDR finance charges recognized	—	3	3

Six Months Ended June 30, 2015
TDR average net receivables	$—	$91	$91
TDR finance charges recognized	—	2	2

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended June 30, 2016
Pre-modification TDR net finance receivables	$9	$—	$6	$15
Post-modification TDR net finance receivables:
Rate reduction	$6	$—	$5	$11
Other (b)	2	—	1	3
Total post-modification TDR net finance receivables	$8	$—	$6	$14
Number of TDR accounts	1,767	—	116	1,883

Three Months Ended June 30, 2015
Pre-modification TDR net finance receivables	$7	$2	$6	$15
Post-modification TDR net finance receivables:
Rate reduction	$3	$2	$5	$10
Other (b)	3	—	2	5
Total post-modification TDR net finance receivables	$6	$2	$7	$15
Number of TDR accounts	1,461	213	99	1,773

Six Months Ended June 30, 2016
Pre-modification TDR net finance receivables	$18	$1	$10	$29
Post-modification TDR net finance receivables:
Rate reduction	$11	$1	$8	$20
Other (b)	5	—	2	7
Total post-modification TDR net finance receivables	$16	$1	$10	$27
Number of TDR accounts	3,549	157	205	3,911

Six Months Ended June 30, 2015
Pre-modification TDR net finance receivables	$16	$4	$10	$30
Post-modification TDR net finance receivables:
Rate reduction	$8	$4	$9	$21
Other (b)	6	—	2	8
Total post-modification TDR net finance receivables	$14	$4	$11	$29
Number of TDR accounts	3,315	408	177	3,900

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended June 30, 2016
Pre-modification TDR net finance receivables *	$—	$1	$1
Post-modification TDR net finance receivables *	$—	$1	$1
Number of TDR accounts	46	32	78

Three Months Ended June 30, 2015
Pre-modification TDR net finance receivables	$—	$3	$3
Post-modification TDR net finance receivables	$—	$3	$3
Number of TDR accounts	—	35	35

Six Months Ended June 30, 2016
Pre-modification TDR net finance receivables *	$—	$2	$2
Post-modification TDR net finance receivables *	$—	$2	$2
Number of TDR accounts	174	51	225

Six Months Ended June 30, 2015
Pre-modification TDR net finance receivables	$—	$3	$3
Post-modification TDR net finance receivables	$—	$3	$3
Number of TDR accounts	—	44	44

*	Pre- and post-modification TDR personal loans held for sale for the three and six months ended June 30, 2016 were less than $1 million and, therefore, are not quantified in the table above.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended June 30, 2016
TDR net finance receivables (b)	$2	$—	$1	$3
Number of TDR accounts	320	—	19	339

Three Months Ended June 30, 2015
TDR net finance receivables (b) (c)	$2	$1	$—	$3
Number of TDR accounts	456	86	8	550

Six Months Ended June 30, 2016
TDR net finance receivables (b) (d)	$3	$—	$2	$5
Number of TDR accounts	675	19	39	733

Six Months Ended June 30, 2015
TDR net finance receivables (b)	$2	$1	$1	$4
Number of TDR accounts	513	96	26	635

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Three Months Ended June 30, 2016
TDR net finance receivables *	$—
Number of TDR accounts	12

Three Months Ended June 30, 2015
TDR net finance receivables	$1
Number of TDR accounts	4

Six Months Ended June 30, 2016
TDR net finance receivables	$1
Number of TDR accounts	21

Six Months Ended June 30, 2015
TDR net finance receivables	$1
Number of TDR accounts	13

*
TDR real estate loans held for sale for the three months ended June 30, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR real estate loans for the three months ended June 30, 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

(d)
TDR SpringCastle Portfolio loans for the six months ended June 30, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended June 30, 2016
Balance at beginning of period	$168	$—	$49	$—	$217
Provision for finance receivable losses	83	—	2	—	85
Charge-offs	(85)	—	(4)	—	(89)
Recoveries	10	—	2	1	13
Other *	—	—	(29)	—	(29)
Balance at end of period	$176	$—	$20	$1	$197

Three Months Ended June 30, 2015
Balance at beginning of period	$132	$3	$45	$1	$181
Provision for finance receivable losses	54	18	—	1	73
Charge-offs	(58)	(21)	(5)	(1)	(85)
Recoveries	11	3	1	—	15
Balance at end of period	$139	$3	$41	$1	$184

Six Months Ended June 30, 2016
Balance at beginning of period	$173	$4	$46	$1	$224
Provision for finance receivable losses	156	14	6	—	176
Charge-offs	(174)	(17)	(6)	(1)	(198)
Recoveries	21	3	3	1	28
Other *	—	(4)	(29)	—	(33)
Balance at end of period	$176	$—	$20	$1	$197

Six Months Ended June 30, 2015
Balance at beginning of period	$130	$3	$46	$1	$180
Provision for finance receivable losses	110	37	4	1	152
Charge-offs	(119)	(43)	(11)	(2)	(175)
Recoveries	18	6	2	1	27
Balance at end of period	$139	$3	$41	$1	$184

*	Other consists of:

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivable held for sale on June 30, 2016; and

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 for further information on this sale.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $85 million at June 30, 2016 and $128 million at December 31, 2015. See Note 11 for further discussion regarding our securitization transactions.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$165	$—	$—	$1	$166
Purchased credit impaired finance receivables	—	—	8	—	8
TDR finance receivables	11	—	12	—	23
Total	$176	$—	$20	$1	$197

Finance receivables:
Collectively evaluated for impairment	$4,629	$—	$137	$16	$4,782
Purchased credit impaired finance receivables	—	—	25	—	25
TDR finance receivables	34	—	47	—	81
Total	$4,663	$—	$209	$16	$4,888

Allowance for finance receivable losses as a percentage of finance receivables	3.78%	—%	9.64%	3.42%	4.03%

December 31, 2015
Allowance for finance receivable losses:
Collectively evaluated for impairment	$164	$—	$—	$1	$165
Purchased credit impaired finance receivables	—	—	12	—	12
TDR finance receivables	9	4	34	—	47
Total	$173	$4	$46	$1	$224

Finance receivables:
Collectively evaluated for impairment	$4,271	$1,340	$387	$23	$6,021
Purchased credit impaired finance receivables	—	350	42	—	392
TDR finance receivables	29	13	109	—	151
Total	$4,300	$1,703	$538	$23	$6,564

Allowance for finance receivable losses as a percentage of finance receivables	4.01%	0.25%	8.72%	3.46%	3.42%

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $420 million at June 30, 2016 and $793 million at December 31, 2015, which are carried at the lower of cost or fair value. At June 30, 2016, finance receivables held for sale consisted entirely of real estate loans, compared to $617 million of personal loans and $176 million of real estate loans at December 31, 2015. At June 30, 2016, we marked our real estate loans held for sale to fair value and recorded impairments of $5 million in other revenues. See Note 17 for further information on the impairments of our real estate loans held for sale. At December 31, 2015, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

During March of 2016, we transferred $1.6 billion of loans of the SpringCastle Portfolio (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We simultaneously sold our interests in these finance receivables held for sale on March 31, 2016 in the SpringCastle Interests Sale and recorded a net gain in other revenues at the time of sale of $167 million.

On May 2, 2016, we sold personal loans held for sale with a carrying value of $602 million and recorded a net gain in other revenues at the time of sale of $22 million.

On June 30, 2016, we transferred $257 million of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

We did not have any other material transfer activity to or from finance receivables held for sale during each of the three and six months ended June 30, 2016 and 2015.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2016
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$41	$1	$—	$42
Obligations of states, municipalities, and political subdivisions	82	2	—	84
Corporate debt	278	6	(2)	282
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	38	—	—	38
Commercial mortgage-backed securities (“CMBS”)	47	1	—	48
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	34	—	—	34
Total bonds	520	10	(2)	528
Preferred stock	6	—	—	6
Other long-term investments	2	—	(1)	1
Total *	$528	$10	$(3)	$535

December 31, 2015
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$83	$—	$(1)	$82
Obligations of states, municipalities, and political subdivisions	88	1	—	89
Corporate debt	278	2	(13)	267
Mortgage-backed, asset-backed, and collateralized:
RMBS	74	—	—	74
CMBS	44	—	—	44
CDO/ABS	30	—	(1)	29
Total bonds	597	3	(15)	585
Preferred stock	6	—	(1)	5
Other long-term investments	1	—	—	1
Total *	$604	$3	$(16)	$591

*
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at June 30, 2016 and December 31, 2015, which is classified as a restricted investment and carried at cost.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

June 30, 2016
Bonds:
U.S. government and government sponsored entities	$1	$—	$—	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	7	—	3	—	10	—
Corporate debt	25	(1)	22	(1)	47	(2)
RMBS	17	—	—	—	17	—
CMBS	7	—	9	—	16	—
CDO/ABS	16	—	—	—	16	—
Total bonds	73	(1)	34	(1)	107	(2)
Preferred stock	—	—	6	—	6	—
Other long-term investments	—	—	1	(1)	1	(1)
Total	$73	$(1)	$41	$(2)	$114	$(3)

December 31, 2015
Bonds:
U.S. government and government sponsored entities	$76	$(1)	$—	$—	$76	$(1)
Obligations of states, municipalities, and political subdivisions	36	—	2	—	38	—
Corporate debt	189	(13)	7	—	196	(13)
RMBS	68	—	—	—	68	—
CMBS	36	—	5	—	41	—
CDO/ABS	29	(1)	—	—	29	(1)
Total bonds	434	(15)	14	—	448	(15)
Preferred stock	—	—	6	(1)	6	(1)
Other long-term investments	1	—	—	—	1	—
Total	$435	$(15)	$20	$(1)	$455	$(16)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

We do not consider the above unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at June 30, 2016, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and six months ended June 30, 2016 and 2015, we did not recognize any other-than-temporary impairment credit losses on available-for-sale securities in investment revenues.

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$1	$1	$1	$1
Reductions:
Realized due to dispositions with no prior intention to sell	1	—	1	—
Balance at end of period	$—	$1	$—	$1

The proceeds of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Proceeds from sales and redemptions	$123	$130	$193	$204

Realized gains	$3	$4	$4	$11
Realized losses	—	—	—	(1)
Net realized gains	$3	$4	$4	$10

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2016 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$68	$69
Due after 1 year through 5 years	170	169
Due after 5 years through 10 years	50	47
Due after 10 years	120	116
Mortgage-backed, asset-backed, and collateralized securities	120	119
Total	$528	$520

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $11 million at June 30, 2016 and December 31, 2015.

TRADING AND OTHER SECURITIES

The fair value of trading and other securities by type was as follows:

(dollars in millions)	June 30, 2016	December 31, 2015

Fixed maturity trading and other securities:
Bonds:
Corporate debt	$11	$10
Mortgage-backed, asset-backed, and collateralized:
CMBS	2	2
Total *	$13	$12

*	The fair value of other securities totaled $13 million at June 30, 2016 and $2 million at December 31, 2015.

The net unrealized and realized gains (losses) on our trading and other securities, which we report in investment revenues, were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net unrealized gains on trading and other securities held at period end	$1	$1	$1	$4
Net realized losses on trading and other securities sold or redeemed	—	(1)	—	(1)
Total	$1	$—	$1	$3

8. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain of our indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended June 30, 2016 and 2015 and $1 million for the six months ended June 30, 2016 and 2015.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were less than $1 million for the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016. Costs and fees incurred for these investment management services totaled $1 million for the six months ended June 30, 2015.

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

9. Related Party Transactions

AFFILIATE LENDING

Notes Receivable from Parent and Affiliates

Note Receivable from SFI. SFC’s note receivable from SFI is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2016 and does not expect to demand payment from SFI in 2016. The note receivable from SFI totaled $290 million at June 30, 2016 and $389 million at December 31, 2015. The interest rate for the UPB is the lender’s cost of funds rate, which was 5.52% at June 30, 2016. Interest revenue on the note receivable from SFI totaled $5 million and $10 million for the three and six months ended June 30, 2016, respectively, compared to $4 million and $6 million for the three and six months ended June 30, 2015, respectively, which we report in other revenues.

Independence Demand Note. On November 12, 2015, in connection with the closing of the OneMain Acquisition, Springleaf Financial Cash Services, Inc. (“CSI”), SFC’s wholly owned subsidiary, entered into a revolving demand note with Independence (the “Independence Demand Note”), whereby CSI agreed to make advances to Independence from time to time, with an aggregate amount outstanding not to exceed $3.55 billion. Under the Independence Demand Note, Independence is required to use the proceeds of any advance either (i) to fund a portion of the purchase price for the OneMain Acquisition or (ii) for general corporate purposes. The note is payable in full on December 31, 2019, and CSI may demand payment at any time prior to December 31, 2019. Independence may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate, which was 5.52% at June 30, 2016. On November 12, 2015, Independence borrowed $3.4 billion under the Independence Demand Note.

At June 30, 2016 and December 31, 2015, the note receivable from Independence totaled $3.4 billion, which included compounded interest due to CSI. Interest revenue on the note receivable from Independence totaled $46 million and $92 million, respectively, during the three and six months ended June 30, 2016, which we report in other revenues.

OneMain Demand Note. On November 15, 2015, in connection with the closing of the OneMain Acquisition, SFC entered into a revolving demand note (the “OneMain Demand Note”) with OMFH, whereby SFC agreed to make advances to OMFH from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the OneMain Demand Note, OMFH is required to use the proceeds of any advance either (i) exclusively to finance the purchase, origination, pooling, funding or carrying of receivables by OMFH or any of its restricted subsidiaries or (ii) for general corporate purposes. The note is payable in full on December 31, 2024, and SFC may demand payment with five days prior notice. OMFH may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate. At June 30, 2016, no amounts were drawn under the note.

Receivables from Parent and Affiliates

At June 30, 2016 and December 31, 2015, receivables from parent and affiliates totaled $27 million and $9 million, respectively. Receivables from parent and affiliates also included (i) interest receivable on SFC’s note receivable from SFI previously discussed in this Note, (ii) taxes paid by SFC for all entities under the tax sharing agreement, and (iii) expenses paid by a subsidiary of SFC for the benefit of parent and affiliates. Receivables from parent and affiliates at December 31, 2015 are presented net of a payable to SFI of $12 million. Excluding this payable, receivables from parent and affiliates totaled $21 million at December 31, 2015.

Note Payable to Affiliate

On December 1, 2015, in connection with the closing of the OneMain Acquisition, OMFH entered into a revolving demand note with SFC, whereby OMFH agreed to make advances to SFC from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the note, SFC is required to use the proceeds of any advance for general corporate purposes. The note is payable in full on December 31, 2024, and OMFH may demand payment with five days prior notice. SFC may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate, which was 5.52% at June 30, 2016. At December 31, 2015, no amounts were drawn under the note.

At June 30, 2016, the note payable to OMFH totaled $301 million, which included compounded interest due to OMFH. Interest expense on the note payable to OMFH totaled $2 million and $6 million, respectively, for the three and six months ended June 30, 2016.

Payables to Parent and Affiliates

At June 30, 2016 and December 31, 2015, payables to parent and affiliates totaled $3 million and $24 million, respectively. At June 30, 2016 and December 31, 2015, Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, had net payables of $2 million and $19 million, respectively, to Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, related to the intercompany agreements further discussed below in this Note. At June 30, 2016 and December 31, 2015, SFMC also had a payable of $1 million to Springleaf Consumer Loan, Inc. (“SCLI”) for internet lending referral fees charged to the branch network.
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

RELATED PARTY LOAN SALE TRANSACTIONS

During the second quarter of 2016, Springleaf Consumer Loan, Inc. (“SCLI”), a subsidiary of SFI, entered into loan purchase and sale agreements with certain subsidiaries of SFC pursuant to which SCLI sold certain personal loans with an aggregate UPB at the time of sale of $89 million for an aggregate purchase price of $89 million.

INTERCOMPANY AGREEMENTS

On December 24, 2012, SGSC, a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”). SFMC’s net payable to SGSC relating to these agreements totaled $2 million at June 30, 2016 and $19 million at December 31, 2015.

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three and six months ended June 30, 2016, SFMC recorded $58 million and $125 million, respectively, of service fee expenses, which are included in other operating expenses, compared to $47 million and $101 million for the three and six months ended June 30, 2015, respectively.

License Agreement

The license agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three and six months ended June 30, 2016, SFMC recorded $2 million and $3 million, respectively, of license fees, which are included as a contra expense to other operating expenses, compared to $2 million and $3 million for the three and six months ended June 30, 2015, respectively.

Building Lease

The building lease agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three and six months ended June 30, 2016, SFMC recorded $1 million and $2 million, respectively, of rent charged to SGSC, which are included as a contra expense to other operating expenses, compared to $1 million and $2 million for the three and six months ended June 30, 2015, respectively.

10. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at June 30, 2016 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.41% - 6.50%	1.90% - 2.29%	5.25% - 8.25%	6.00%

Third quarter 2016	$—	$—	$375	$—	$375
Fourth quarter 2016	—	—	—	—	—
First quarter 2017	—	—	—	—	—
Second quarter 2017	—	—	—	—	—
Remainder of 2017	—	—	1,289	—	1,289
2018	—	—	—	—	—
2019	—	—	700	—	700
2020	—	—	1,300	—	1,300
2021-2067	—	—	950	350	1,300
Securitizations (b)	1,890	—	—	—	1,890
Revolving conduit facilities (b)	—	325	—	—	325
Total principal maturities	$1,890	$325	$4,614	$350	$7,179

Total carrying amount (c)	$1,882	$325	$4,320	$172	$6,699
Debt issuance costs (d)	$(7)	$—	$(16)	$—	$(23)

(a)	The interest rates shown are the range of contractual rates in effect at June 30, 2016.

(b)
Securitizations and borrowings under revolving conduit facilities are not included in above maturities by period due to their variable monthly repayments. See Note 11 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
The carrying amount of our long-term debt associated with certain securitizations that were (i) issued at a premium or discount, (ii) revalued at a premium or discount based on its fair value at the time of the Fortress Acquisition or (iii) recorded at fair value on a recurring basis in circumstances when the embedded derivative within the securitization structure cannot be separately accounted for at fair value.

(d)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $10 million at June 30, 2016 and are reported in other assets and are excluded from the table above.

GUARANTY AGREEMENTS

8.25% SFC Notes

On April 11, 2016, OMH entered into a Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $1.0 billion of the 8.25% SFC Notes. As of June 30, 2016, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding. See Note 2 for further discussion of this offering.

5.25% SFC Notes

On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of June 30, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and $350 million aggregate principal amount of a junior subordinated debenture, on a junior subordinated basis, issued by SFC (collectively, the “Other SFC Notes”). The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2016, approximately $3.3 billion aggregate principal amount of the Other SFC Notes was outstanding.

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

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary, and therefore, we consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have the ability to direct the activities of each VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to each VIE. Such ability arises from SFC’s and its affiliates’ contractual right to service the securitized finance receivables. Our retained subordinated note and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$1	$7
Finance receivables:
Personal loans	2,436	3,621
SpringCastle Portfolio	—	1,703
Allowance for finance receivable losses	85	128
Finance receivables held for sale	—	435
Restricted cash and cash equivalents	150	282
Other assets	45	48

Liabilities
Long-term debt	$2,207	$5,513
Other liabilities	4	9

Consumer Loan Securitization Transaction

Call of 2013-B Notes. On February 16, 2016, Sixteenth Street Funding LLC (“Sixteenth Street”), a wholly owned subsidiary of SFC, exercised its right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B on June 19, 2013 (the “2013-B Notes”). To redeem the 2013-B Notes, Sixteenth Street paid a redemption price of $371 million, which included $1 million of accrued interest and excluded $30 million for the Class C and Class D Notes owned by Sixteenth Street on February 16, 2016, the date of the optional redemption. The outstanding principal balance of the 2013-B Notes was $400 million on the date of the optional redemption.

Conduit Facilities

As of June 30, 2016, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

First Avenue Funding LLC (a)	$250	$—	June 2018
Midbrook 2013-VFN1 Trust (b)	300	—	February 2018
Mill River 2015-VFN1 Trust (c)	100	—	May 2018
Second Avenue Funding LLC	250	—	June 2018
Springleaf 2013-VFN1 Trust (d)	850	50	January 2018
Sumner Brook 2013-VFN1 Trust	350	275	January 2018
Whitford Brook 2014-VFN1 Trust (e)	250	—	June 2018
Total	$2,350	$325

(a)
First Avenue Funding LLC. On June 30, 2016, we amended the note purchase agreement with the First Avenue Funding LLC (“First Avenue”) to extend the revolving period ending in March 2018 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto secured personal loans and will be due and payable in full 12 months following the maturity of the last auto secured personal loan held by First Avenue.

(b)
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

(c)	Mill River 2015-VFN1 Trust. On January 21, 2016, we amended the note purchase agreement with the Mill River 2015-VFN1 Trust to decrease the maximum principal balance from $400 million to $100 million.

(d)
Springleaf 2013-VFN1 Trust. On January 21, 2016, we amended the note purchase agreement with the Springleaf 2013-VFN1 Trust to (i) increase the maximum principal balance from $350 million to $850 million and (ii) extend the revolving period ending in April 2017 to January 2018, which may be extended to January 2019, subject to satisfaction of customary conditions precedent. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period.

(e)
Whitford Brook 2014-VFN1 Trust. On February 24, 2016, we amended the note purchase agreement with the Whitford Brook Funding Trust 2014-VFN1 (the “Whitford Brook 2014-VFN1 Trust”) to extend the revolving period ending in June 2017 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 12th month following the end of the revolving period.

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and six months ended June 30, 2016 totaled $24 million and $72 million, respectively, compared to $49 million and $87 million for the three and six months ended June 30, 2015, respectively.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

As a result of the sales of the mortgage-backed retained certificates during 2014, we (i) deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt and (ii) established a reserve for sales recourse obligations of $6 million related to these sales. At June 30, 2016, this reserve totaled $6 million. We had no repurchase activity associated with these sales as of June 30, 2016. See Note 14 for further information on the total reserve for sales recourse obligations relating to the real estate loan sales, including the sales of the mortgage-backed retained certificates.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2016
Balance at beginning of period	$(2)	$(19)	$4	$(17)
Other comprehensive income before reclassifications	7	—	—	7
Reclassification adjustments from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Balance at end of period	$4	$(19)	$4	$(11)

Three Months Ended June 30, 2015
Balance at beginning of period	$11	$(13)	$5	$3
Other comprehensive loss before reclassifications	(6)	—	(1)	(7)
Reclassification adjustments from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Balance at end of period	$2	$(13)	$4	$(7)

Six Months Ended June 30, 2016
Balance at beginning of period	$(9)	$(19)	$4	$(24)
Other comprehensive income before reclassifications	15	—	—	15
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Balance at end of period	$4	$(19)	$4	$(11)

Six Months Ended June 30, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(3)	—	—	(3)
Reclassification adjustments from accumulated other comprehensive income (loss)	(7)	—	—	(7)
Balance at end of period	$2	$(13)	$4	$(7)
Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$2	$4	$3	$10
Income tax effect	(1)	(1)	(1)	(3)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$1	$3	$2	$7

13. Income Taxes

At June 30, 2016, we had a net deferred tax liability of $129 million, compared to $113 million at December 31, 2015. The increase in net deferred tax liability of $16 million was primarily due to the impact of the SpringCastle Interests Sale, partially offset by changes in the fair value of our finance receivables and purchase accounting for debt writedown.

The effective tax rate for the six months ended June 30, 2016 was 34.0% compared to 10.7% for the same period in 2015. The effective tax rates for the six months ended June 30, 2016 and 2015 differed from the federal statutory rates primarily due to the effects of the non-controlling interests in the previously owned SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

The Company’s unrecognized tax positions, including interest and penalties, totaled $10 million and $9 million at June 30, 2016 and December 31, 2015, respectively, all of which would affect the effective tax rate if recognized. The amount of any change in the balance of uncertain tax positions over the next 12 months is not expected to be material to our consolidated financial statements.

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

SALES RECOURSE OBLIGATIONS

At June 30, 2016, our reserve for sales recourse obligations totaled $15 million, which primarily related to the real estate loan sales in 2014. During the three and six months ended June 30, 2016, we had no repurchase activity related to our real estate loan sales in 2014. For the three and six months ended June 30, 2015, we repurchased 13 loans, totaling $1 million, associated with the real estate loan sales in 2014. At June 30, 2016, there were no material recourse requests with loss exposure that management believes will not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

The activity in our reserve for sales recourse obligations primarily associated with the real estate loan sales during 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015

Balance at beginning of period	$15	$24	$15	$24
Recourse losses	—	(5)	—	(5)
Provision for recourse obligations, net of recoveries *	—	(1)	—	(1)
Balance at end of period	$15	$18	$15	$18

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

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

15. Benefit Plans

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Components of net periodic benefit cost - pension plans:
Interest cost	$4	$4	$8	$8
Expected return on assets	(4)	(4)	(8)	(9)
Net periodic benefit cost	$—	$—	$—	$(1)

We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At June 30, 2016, our three segments include:

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized operations and offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. Branch operations primarily conduct business in 28 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch operations or through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), our centralized operations originate the loan.

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

The remaining components (which we refer to as “Other”) consist of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our three segments. These operations include: (i) our legacy operations in 14 states where we had also ceased branch-based personal lending; (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of our United Kingdom subsidiary.

The accounting policies of the segments are the same as those disclosed in Note 3 of our 2015 Annual Report on Form 10-K, except as described below.

Due to the nature of the Fortress Acquisition, we applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a “Segment Accounting Basis,” which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis for which management evaluates segment performance.

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
The net effect of the change in debt allocation and asset base methodologies for the three months ended June 30, 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $66 million for Consumer and Insurance and a decrease in interest expense of $45 million and $21 million for Real Estate and Other, respectively.

The net effect of the change in debt allocation and asset base methodologies for the six months ended June 30, 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $120 million for Consumer and Insurance and a decrease in interest expense of $90 million and $30 million for Real Estate and Other, respectively.

For the period third quarter 2014 to the OneMain Acquisition
Total average unsecured debt was allocated to Consumer and Insurance, Real Estate and Other, such that the total debt allocated across each segment equaled 83%, up to 100% and 100% of each of its respective asset base. Any excess was allocated to Consumer and Insurance.

Average unsecured debt was allocated after average securitized debt to achieve the calculated average segment debt.
Asset base represented the following:
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
Other revenues
Directly correlated with a specific segment, except for: (i) net gain (loss) on repurchases and repayments of debt, which is allocated to the segments based on the interest expense allocation of debt and (ii) gains and losses on foreign currency exchange, which are allocated to the segments based on the interest expense allocation of debt.

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

•	Interest expense - the accretion of the net discount applied to our long-term debt as part of purchase accounting;

•	Provision for finance receivable losses - the adjustment to reflect the difference between our allowance adjustment calculated under a Segment Accounting Basis and purchase accounting basis;

•
Other revenues - the impact of carrying value differences between a Segment Accounting Basis and purchase accounting basis when measuring mark to market for loans held for sale and realized gains/losses associated with our investment portfolio; and

•	Other expenses - the net impact of amortization associated with identified intangibles as part of purchase accounting and deferred costs impacted by purchase accounting.

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2016
Interest income	$295	$—	$15	$1	$2	$313
Interest expense	99	—	14	3	22	138
Provision for finance receivable losses	83	—	2	—	—	85
Net interest income (loss) after provision for finance receivable losses	113	—	(1)	(2)	(20)	90
Other revenues	71	—	(7)	52	(10)	106
Other expenses	167	1	7	3	(1)	177
Income (loss) before provision for (benefit from) income taxes	$17	$(1)	$(15)	$47	$(29)	$19

Three Months Ended June 30, 2015
Interest income	$267	$116	$17	$3	$3	$406
Interest expense	36	22	59	22	32	171
Provision for finance receivable losses	53	17	(5)	1	7	73
Net interest income (loss) after provision for finance receivable losses	178	77	(37)	(20)	(36)	162
Other revenues	55	—	3	4	(3)	59
Other expenses	151	15	9	10	1	186
Income (loss) before provision for (benefit from) income taxes	82	62	(43)	(26)	(40)	35
Income before provision for income taxes attributable to non-controlling interests	—	33	—	—	—	33
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$82	$29	$(43)	$(26)	$(40)	$2

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Six Months Ended June 30, 2016
Interest income	$606	$102	$30	$2	$—	$4	$744
Interest expense	194	20	27	7	—	46	294
Provision for finance receivable losses	156	14	4	—	—	2	176
Net interest income (loss) after provision for finance receivable losses	256	68	(1)	(5)	—	(44)	274
Net gain on sale of SpringCastle interests	—	167	—	—	—	—	167
Other revenues (a)	116	—	(18)	102	—	(5)	195
Other expenses	341	15	14	(1)	—	(1)	368
Income (loss) before provision for (benefit from) income taxes	31	220	(33)	98	—	(48)	268
Income before provision for income taxes attributable to non-controlling interests	—	28	—	—	—	—	28
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$31	$192	$(33)	$98	$—	$(48)	$240

Assets	$5,285	$—	$634	$3,958	$—	$3	$9,880

At or for the Six Months Ended June 30, 2015
Interest income	$521	$238	$35	$5	$—	$6	$805
Interest expense	76	45	119	32	(5)	62	329
Provision for finance receivable losses	108	37	(3)	1	—	9	152
Net interest income (loss) after provision for finance receivable losses	337	156	(81)	(28)	5	(65)	324
Other revenues	106	5	6	6	(5)	(5)	113
Other expenses	291	31	16	15	—	2	355
Income (loss) before provision for (benefit from) income taxes	152	130	(91)	(37)	—	(72)	82
Income before provision for income taxes attributable to non-controlling interests	—	66	—	—	—	—	66
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$152	$64	$(91)	$(37)	$—	$(72)	$16

Assets (b)	$5,009	$1,963	$3,540	$1,729	$—	$64	$12,305

(a)
Other revenues reported in “Other” includes interest income on the Independence Demand Note and on SFC’s note receivable from SFI. See Note 9 for further information on the notes receivable from parent and affiliates.

(b)
In connection with our policy integration with OneMain, we report unearned insurance premium and claim reserves related to finance receivables (previously reported in insurance claims and policyholder liabilities) as a contra-asset to net finance receivables, which totaled $230 million at June 30, 2015.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2016
Assets
Cash and cash equivalents	$263	$57	$—	$320	$320
Investment securities	—	547	2	549	549
Net finance receivables, less allowance for finance receivable losses	—	—	4,881	4,881	4,691
Finance receivables held for sale	—	—	426	426	420
Notes receivable from parent and affiliates	—	3,683	—	3,683	3,683
Restricted cash and cash equivalents	159	—	—	159	159
Other assets:
Commercial mortgage loans	—	—	50	50	50
Escrow advance receivable	—	—	10	10	10
Receivables from parent and affiliates	—	27	—	27	27
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$6,943	$—	$6,943	$6,699
Note payable to affiliate	—	301	—	301	301
Payables to parent and affiliates	—	3	—	3	3

December 31, 2015
Assets
Cash and cash equivalents	$321	$—	$—	$321	$321
Investment securities	—	602	2	604	604
Net finance receivables, less allowance for finance receivable losses	—	—	6,897	6,897	6,340
Finance receivables held for sale	—	—	819	819	793
Notes receivable from parent and affiliates	—	3,804	—	3,804	3,804
Restricted cash and cash equivalents	295	—	—	295	295
Other assets:
Commercial mortgage loans	—	—	62	62	62
Escrow advance receivable	—	—	11	11	11
Receivables from parent and affiliates	—	9	—	9	9
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$9,998	$—	$9,998	$9,582
Payables to parent and affiliates	—	24	—	24	24

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2016
Assets
Cash equivalents in mutual funds	$119	$—	$—	$119
Cash equivalents securities	—	57	—	57
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	42	—	42
Obligations of states, municipalities, and political subdivisions	—	84	—	84
Corporate debt	—	282	—	282
RMBS	—	38	—	38
CMBS	—	48	—	48
CDO/ABS	—	34	—	34
Total bonds	—	528	—	528
Preferred stock	—	6	—	6
Other long-term investments	—	—	1	1
Total available-for-sale securities *	—	534	1	535
Other securities:
Bonds:
Corporate debt	—	11	—	11
CMBS	—	2	—	2
Total other securities	—	13	—	13
Total investment securities	—	547	1	548
Restricted cash in mutual funds	153	—	—	153
Total	$272	$604	$1	$877

*	Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at June 30, 2016, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2015
Assets
Cash equivalents in mutual funds	$224	$—	$—	$224
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	82	—	82
Obligations of states, municipalities, and political subdivisions	—	89	—	89
Corporate debt	—	267	—	267
RMBS	—	74	—	74
CMBS	—	44	—	44
CDO/ABS	—	29	—	29
Total bonds	—	585	—	585
Preferred stock	—	5	—	5
Other long-term investments	—	—	1	1
Total available-for-sale securities (a)	—	590	1	591
Trading and other securities:
Bonds:
Corporate debt	—	10	—	10
CMBS	—	2	—	2
Total trading and other securities (b)	—	12	—	12
Total investment securities	—	602	1	603
Restricted cash in mutual funds	276	—	—	276
Total	$500	$602	$1	$1,103

(a)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2015, which is carried at cost.

(b)	The fair value of other securities totaled $2 million at December 31, 2015.

We had no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3	Transfers out of Level 3 (b)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended June 30, 2016
Investment securities:
Available-for-sale securities:
Other long-term investments	$1	$—	$—	$—	$—	$—	$1
Total	$1	$—	$—	$—	$—	$—	$1

Three Months Ended June 30, 2015
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$(4)	$—	$—	$—
Other long-term investments	1	—	—	—	—	—	1
Total	$5	$—	$—	$(4)	$—	$—	$1

Six Months Ended June 30, 2016
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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs was reasonably available to us at June 30, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2016	December 31, 2015
RMBS	Discounted cash flows	Spread	—	665 bps (a)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	(b)	(b)

(a)	At December 31, 2015, RMBS consisted of one bond, which was less than $1 million.

(b)
We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs for other long-term investments. As a result, the weighted average ranges of the inputs for these investment securities are not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. Level 3 broker-priced instruments, including RMBS (except for the one bond previously noted), CMBS, and CDO/ABS, are excluded from the table above because the unobservable inputs are not reasonably available to us.

Our RMBS, CMBS, and CDO/ABS securities have unobservable inputs that are reliant on and sensitive to the quality of their underlying collateral. The inputs, although not identical, have similar characteristics and interrelationships. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment speeds. An improvement in the workout criteria related to the restructured debt and/or debt covenants of the underlying collateral may lead to an improvement in the cash flows and have an inverse impact on other inputs, specifically a reduction in the amount of discount applied for marketability and liquidity, making the structured bonds more attractive to market participants.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *
(dollars in millions)	Level 1	Level 2	Level 3	Total

June 30, 2016
Assets
Finance receivables held for sale	$—	$—	$163	$163
Real estate owned	—	—	8	8
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$179	$179

December 31, 2015
Assets
Real estate owned	$—	$—	$11	$11
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$19	$19

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Assets
Finance receivables held for sale	$5	$—	$5	$—
Real estate owned	—	1	1	2
Commercial mortgage loans	—	(2)	1	(2)
Total	$5	$(1)	$7	$—

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our Real Estate segment to their fair value during the second quarter of 2016 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three and six months ended June 30, 2016 and 2015 and recorded the writedowns in other revenues. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs, as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value for the three and six months ended June 30, 2016 and 2015 and recorded the net impairments in investment revenues.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned and commercial mortgage loans are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third-party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2016	December 31, 2015
Finance receivables held for sale	Income approach	Market value for similar type loan transactions to obtain a price point	*	*
Real estate owned	Market approach	Third-party valuation	*	*
Commercial mortgage loans	Market approach Income approach Cost approach	Local market conditions Nature of investment Comparable property sales Operating performance	*	*

*
We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs for the assets measured at fair value on a non-recurring basis included in the table above. As a result, the weighted average ranges of the inputs for these assets are not applicable.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents, including cash and certain cash equivalents, approximates fair value.

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

Notes Receivable from Parent and Affiliates

The carrying amount of the notes receivable from parent and affiliates approximates the fair value because the notes are payable on a demand basis prior to their due dates and the interest rates on these notes adjust with changing market interest rates.

Commercial Mortgage Loans

Given the short remaining average life of the portfolio, the carrying amount of commercial mortgage loans approximates fair value. The carrying amount includes an estimate for credit related losses, which is based on independent third-party valuations.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At June 30, 2016, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

Note Payable to Affiliate

The carrying amount of the note payable to affiliate approximates the fair value because the note is payable on a demand basis prior to its due date and the interest rate on the note adjusts with changing market interest rates.

Payables to Parent and Affiliates

The fair value of payable to parent and affiliates approximates the carrying value due to its short-term nature.

18. Subsequent Events

ODART 2016-1 SECURITIZATION

On July 19, 2016, we completed a private securitization transaction in which OneMain Direct Auto Receivables Trust 2016-1 (“ODART 2016-1”), a wholly owned special purpose vehicle of SFC, issued $754 million principal amount of notes backed by auto secured personal loans with an aggregate UPB of $754 million as of June 30, 2016. $700 million principal amount of the notes issued by ODART 2016-1, represented by Classes A, B and C, were sold to unaffiliated parties at a weighted average interest rate of 2.27%, and $54 million principal amount of Class D notes were retained. The maturity dates of the notes occur on January 15, 2021 for the Class A, May 17, 2021 for the Class B, September 15, 2021 for the Class C and February 15, 2023 for the Class D. The first principal and interest payment on the notes is due on August 15, 2016. The indenture governing the ODART 2016-1 notes contains events of default which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

RELATED PARTY TRANSACTIONS

Note Payable to Affiliate

On July 5, 2016, SFC paid $200 million to OMFH, as a payment of principal under a revolving demand note with OMFH. On July 18, 2016, SFC paid $101 million, including $1 million of interest, to OMFH to repay the note in full.

OneMain Demand Note

On July 19, 2016, SFC advanced $400 million to OMFH, under the OneMain Demand Note.

Independence Demand Note

On July 19, 2016, CSI, a subsidiary of SFC, received $344 million from Independence, as a payment of principal and interest on the Independence Demand Note.

Assignment of a Portion of the Independence Demand Note

On July 19, 2016, CSI, Independence, and OMFH entered into an Assignment of Intercompany Demand Note (the “Note Assignment”) pursuant to which CSI sold and assigned to OMFH, and OMFH purchased and assumed from CSI, an interest in and to CSI’s right to receive $150 million principal amount outstanding under the $3.6 billion Independence Demand Note (the “Original Note”), dated November 12, 2015, between CSI, as the lender, and Independence, as the borrower, for a purchase price of $150 million (the “Assignment Purchase Price”). On July 20, 2016, OMFH paid the Assignment Purchase Price to CSI.

In connection with the Note Assignment, Independence exchanged the Original Note for a new intercompany demand note issued to CSI with a maximum borrowing amount not to exceed $3.4 billion (the “Cash Services Note”), and a new intercompany demand note issued to OMFH with a maximum borrowing amount not to exceed $150 million (the “OMFH Note” and together with the Cash Services Note, the “New Notes”). The New Notes provide that no advances shall be made to Independence on or after December 31, 2019 and all principal and interest shall be payable in full on December 31, 2019, unless earlier payment is demanded by CSI or OMFH.

REAL ESTATE LOAN SALE

On August 3, 2016, SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million, which approximated the carrying value of such loans. Unless terminated or we resign as servicer, we will continue to service the loans included in such sale pursuant to a servicing agreement. The purchase and sale agreement and the servicing agreement include customary representations and warranties and indemnification provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this presentation or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	various uncertainties and risks in connection with the OneMain Acquisition which may result in an adverse impact on us;

•	risks relating to continued compliance with the previously disclosed Settlement Agreement;

•
changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from our Consumer and Insurance segment;

•	levels of unemployment and personal bankruptcies;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•	war, acts of terrorism, riots, civil disruption, pandemics, disruptions in the operation of our information systems, cyber security breaches, or other events disrupting business or commerce;

•	changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•	the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or lack of capacity to repay;

•	changes in our ability to attract and retain employees or key executives to support our businesses;

•
changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels, our ability to make technological improvements, and the strength and ability of our competitors to operate independently or to enter into business combinations that result in a more attractive range of customer products or provide greater financial resources;

•	risks related to the acquisition of loan portfolios, including delinquencies, integration issues, increased costs of servicing, incomplete records, and retention of customers;

•	risks associated with our insurance operations;

•
the inability to successfully implement our growth strategy for our consumer lending business as well as successfully acquiring portfolios of consumer loans, pursuing acquisitions, and/or establishing joint ventures;

•	shifts in collateral values, delinquencies, or credit losses;

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (which, among other things, established the Consumer Financial Protection Bureau, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing;

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

•
the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing of these loans, including the environmental liability and costs for damage caused by hazardous waste if a real estate loan goes into default.

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

Overview

Springleaf is a branch-based consumer finance company providing personal loans primarily to non-prime customers through its network of nearly 700 branch offices in 28 states as of June 30, 2016 and on a centralized basis as part of its centralized operations and our iLoan platform (our online consumer loan origination business). We also write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to five years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At June 30, 2016, we had nearly 923,000 personal loans, representing $4.7 billion of net finance receivables, of which 79% were secured by collateral, compared to 890,000 personal loans totaling $4.3 billion at December 31, 2015, of which 74% were secured by collateral. Personal loans held for sale totaled $617 million at December 31, 2015.

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

Our products also included the SpringCastle Portfolio at December 31, 2015, as described below:

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

Our non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.3 billion real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At June 30, 2016, we had $209 million of real estate loans held for investment, of which 93% were secured by first mortgages, compared to $538 million at December 31, 2015, of which 38% were secured by first mortgages. Real estate loans held for sale totaled $420 million and $176 million at June 30, 2016 and December 31, 2015, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At June 30, 2016, we had three operating segments:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

See Note 16 of the Notes to Condensed Consolidated Financial Statements for more information about our segments.

Recent Developments and Outlook

ONEMAIN ACQUISITION

On November 15, 2015, OMH completed its acquisition of OMFH from Citigroup for approximately $4.5 billion in cash. As a result of the OneMain Acquisition, OMFH became a wholly owned, indirect subsidiary of OMH.

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

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless terminated, SFI will remain as servicer of the SpringCastle Portfolio under the existing servicing agreement for the SpringCastle Funding Trust.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the SpringCastle Interests Sale.

LENDMARK SALE

On November 12, 2015, the Branch Sellers entered into a purchase and sale agreement with respect to the Lendmark Sale, and on May 2, 2016, the Branch Sellers completed the sale of 127 Springleaf branches to Lendmark for an aggregate cash purchase price of $624 million. On this date, SFC used a portion of the proceeds from the Lendmark Sale to repay, in full, its revolving demand note with OMFH, which totaled $376 million (including interest payable of $6 million) on May 2, 2016. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the Lendmark Sale.

REAL ESTATE LOAN SALE

On August 3, 2016, SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million, which approximated the carrying value of such loans. Unless terminated or we resign as servicer, we will continue to service the loans included in such sale pursuant to a servicing agreement. The purchase and sale agreement and the servicing agreement include customary representations and warranties and indemnification provisions.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations, including growth in our auto secured personal loans, driven by the migration of customer activity from traditional channels, such as direct mail to online channels (primarily serviced through our branch network), where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

In addition, with an experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned for future personal loan growth. We are focused on executing on our strategic priorities of strengthening our capital base through the following key initiatives:

•	Reducing leverage;

•	Maintaining a strong liquidity level and diversified funding sources; and

•	Optimizing non-core assets.

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our operating segments is provided under “Segment Results.”

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$313	$406	$744	$805
Interest expense	138	171	294	329
Provision for finance receivable losses	85	73	176	152
Net interest income after provision for finance receivable losses	90	162	274	324
Net gain on sale of SpringCastle interests	—	—	167	—
Other revenues	106	59	195	113
Other expenses	177	186	368	355
Income before provision for income taxes	19	35	268	82
Provision for income taxes	6	—	91	9
Net income	13	35	177	73
Net income attributable to non-controlling interests	—	33	28	66
Net income attributable to SFC	$13	$2	$149	$7

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$4,888	$6,756
Number of accounts			930,587	1,231,810
Finance receivables held for sale:
Net finance receivables			$420	$191
Number of accounts			15,596	3,368
Finance receivables held for investment and held for sale:
Average net receivables *	$5,280	$6,630	$6,213	$6,579
Yield *	23.52%	24.29%	23.82%	24.36%
Gross charge-off ratio *	6.78%	5.12%	6.42%	5.33%
Recovery ratio *	(0.95)%	(0.89)%	(0.89)%	(0.82)%
Net charge-off ratio *	5.83%	4.23%	5.53%	4.51%
Delinquency ratio *			3.39%	3.09%
Origination volume	$1,016	$1,194	$1,977	$2,074
Number of accounts originated	168,538	218,743	323,297	374,266

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas of key performance ratios.

Comparison of Consolidated Results for the Three Months Ended June 30, 2016 and 2015

Interest income decreased for the three months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended June 30, 2016 compared to 2015
Decrease in average net receivables	$(101)
Decrease in yield	(6)
Increase in interest income on finance receivables held for sale	14
Total	$(93)

•
Average net receivables decreased for the three months ended June 30, 2016 primarily due to (i) the SpringCastle Interests Sale, (ii) the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015 as part of OMH’s initiative to close the OneMain Acquisition, and (iii) our liquidating real estate loan portfolio. This decrease was partially offset by higher personal loan average net receivables resulting from (i) our continued focus on personal loan originations through our branch network and centralized operations and (ii) the continued growth of our auto secured personal loans.

•
Yield decreased for the three months ended June 30, 2016 primarily due to the continued growth of our auto secured personal loans, which generally have lower yields relative to our other personal loans.

•
Interest income on finance receivables held for sale increased for the three months ended June 30, 2016 primarily due to higher average finance receivables held for sale during the 2016 period resulting from the transfer of $608 million of our personal loans to held for sale on September 30, 2015, which were sold on May 2, 2016.

Interest expense decreased for the three months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended June 30, 2016 compared to 2015
Decrease in average debt	$(47)
Increase in weighted average interest rate	12
Interest expense on note payable to affiliate	2
Total	$(33)

•
Average debt decreased for the three months ended June 30, 2016 primarily due to (i) the elimination of the debt associated with our SpringCastle securitization as a result of the SpringCastle Interests Sale and the resulting deconsolidation of the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt and (ii) net debt repurchases and repayment during the past 12 months relating to our consumer securitization transactions. This decrease was partially offset by (i) net debt issued in connection with SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) additional borrowings under our conduit facilities. See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions, and borrowings under our conduit facilities.

•
Weighted average interest rate on our debt increased for the three months ended June 30, 2016 primarily due to (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with our SpringCastle securitization discussed above, which generally had a lower interest rate relative to our other indebtedness.

•
Interest expense on note payable to affiliate resulted from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information on this note.

Provision for finance receivable losses increased $12 million for the three months ended June 30, 2016 when compared to the same period in 2015 primarily due to higher net charge-offs on our personal loans reflecting (i) growth in these personal loans during the past 12 months and (ii) a higher personal loan delinquency ratio at June 30, 2016. This increase was partially offset by (i) net charge-offs on the previously owned SpringCastle Portfolio during the 2015 period and (ii) lower net charge-offs on our real estate loans reflecting the liquidating status of the real estate loan portfolio.

Other revenues increased $47 million for the three months ended June 30, 2016 when compared to the same period in 2015 primarily due to the net of (i) increase in interest income on notes receivable from parent and affiliates of $47 million reflecting interest income on the Independence Demand Note during the 2016 period and higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the 2016 period to fund the operations of its subsidiaries, (ii) net gain on sale of personal loans of $22 million, (iii) net loss on repurchases and repayments of debt of $13 million, and (iv) decrease in investment revenues of $7 million primarily due to lower realized gains on the sale of investment securities and a decrease in invested assets.

Other expenses decreased $9 million for the three months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

•
Salaries and benefits decreased $13 million for the three months ended June 30, 2016 primarily due to non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock by the Initial Stockholder. This decrease was partially offset by higher salary accruals during the 2016 period resulting from an increase in the number of employees.

•
Other operating expenses increased $9 million for the three months ended June 30, 2016 primarily due to (i) higher professional fees in the 2016 period reflecting debt refinance costs and increased business efforts, (ii) a $5 million reduction in reserves related to estimated Payment Protection Insurance claims that occurred in the 2015 period, and (iii) higher advertising expenses in the 2016 period due to increased direct mailings to pre-approved customers and increased use of promotions. This increase was partially offset by three months of servicing expenses for the SpringCastle Portfolio during the 2015 period.

•	Insurance policy benefits and claims decreased $5 million for the three months ended June 30, 2016 primarily due to favorable variances in benefits incurred during the 2016 period.

Provision for income taxes totaled $6 million for the three months ended June 30, 2016 compared to benefit from income taxes of less than $1 million for the same period in 2015. The effective tax rate for the three months ended June 30, 2016 was 33.5% compared to (1.3)% for the same period in 2015. The effective tax rate for the three months ended June 30, 2016 differed from the federal statutory rate primarily due to the effect of state income taxes. The effective tax rate for the three months ended June 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in the previously owned SpringCastle Portfolio. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

Comparison of Consolidated Results for the Six Months Ended June 30, 2016 and 2015

Interest income decreased for the six months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Six Months Ended June 30, 2016 compared to 2015
Decrease in average net receivables	$(109)
Decrease in yield	(11)
Increase in number of days in 2016	3
Increase in interest income on finance receivables held for sale	56
Total	$(61)

•
Average net receivables decreased for the six months ended June 30, 2016 primarily due to (i) the SpringCastle Interests Sale and the liquidating status of the previously owned SpringCastle Portfolio, (ii) the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015 as part of OMH’s initiative to close the OneMain Acquisition, and (iii) our liquidating real estate loan portfolio. This decrease was partially offset by higher personal loan average net receivables resulting from (i) our continued focus on personal loan originations through our branch network and centralized operations and (ii) the continued growth of our auto secured personal loans.

•	Yield decreased for the six months ended June 30, 2016 primarily due to the continued growth of our auto secured personal loans, which generally have lower yields relative to our other personal loans.

•
Interest income on finance receivables held for sale increased for the six months ended June 30, 2016 primarily due to higher average finance receivables held for sale during the 2016 period resulting from the transfer of $608 million of our personal loans to held for sale on September 30, 2015, which were sold on May 2, 2016.

Interest expense decreased for the six months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Six Months Ended June 30, 2016 compared to 2015
Decrease in average debt	$(38)
Decrease in weighted average interest rate	(3)
Interest expense on note payable to affiliate	6
Total	$(35)

•
Average debt decreased for the six months ended June 30, 2016 primarily due to (i) the elimination of the debt associated with our SpringCastle securitization as a result of the SpringCastle Interests Sale and the resulting deconsolidation of the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt and (ii) net debt repurchases and repayment during the past 12 months relating to our consumer securitization transactions. This decrease was partially offset by (i) net debt issued in connection with SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) additional borrowings under our conduit facilities. See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions, and borrowings under our conduit facilities.

•
Weighted average interest rate on our debt decreased for the six months ended June 30, 2016 primarily due to additional borrowings under our conduit facilities, which generally have lower interest rates relative to our other indebtedness.

•
Interest expense on note payable to affiliate resulted from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information on this note.

Provision for finance receivable losses increased $24 million for the six months ended June 30, 2016 when compared to the same period in 2015 primarily due to higher net charge-offs on our personal loans reflecting (i) growth in these personal loans during the past 12 months and (ii) a higher personal loan delinquency ratio at June 30, 2016. This increase was partially offset by (i) lower net charge-offs on the previously owned SpringCastle Portfolio reflecting the SpringCastle Interests Sale and the improved central servicing performance as the acquired portfolio matured under our ownership and (ii) lower net charge-offs on our real estate loans reflecting the liquidating status of the real estate loan portfolio.

Net gain on sale of SpringCastle interests of $167 million for the six months ended June 30, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the sale.

Other revenues increased $82 million for the six months ended June 30, 2016 when compared to the same period in 2015 primarily due to the net of (i) increase in interest income on notes receivable from parent and affiliates of $96 million reflecting interest income on the Independence Demand Note during the 2016 period and higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the 2016 period to fund the operations of its subsidiaries, (ii) net gain on sale of personal loans of $22 million, (iii) decrease in investment revenues of $18 million primarily due to lower realized gains on the sale of investment securities and a decrease in invested assets, and (iv) net loss on repurchases and repayments of debt of $16 million.

Other expenses increased $13 million for the six months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

•
Salaries and benefits increased $4 million for the six months ended June 30, 2016 primarily due to higher salary accruals in the 2016 period resulting from an increase in the number of employees. This increase was partially offset by non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock by the Initial Stockholder.

•
Other operating expenses increased $13 million for the six months ended June 30, 2016 primarily due to (i) higher professional fees in the 2016 period reflecting debt refinance costs and increased business efforts, (ii) higher advertising expenses in the 2016 period due to increased focus on e-commerce, increased direct mailings to pre-approved customers, and increased use of promotions, and (iii) higher information technology expenses in the 2016 period. This increase was partially offset by three additional months of servicing expenses for the SpringCastle Portfolio during the 2015 period.

•	Insurance policy benefits and claims decreased $4 million for the six months ended June 30, 2016 primarily due to favorable variances in benefits incurred during the 2016 period.

Provision for income taxes totaled $91 million for the six months ended June 30, 2016 compared to $9 million for the same period in 2015. The effective tax rate for the six months ended June 30, 2016 was 34.0% compared to 10.7% for the same period in 2015. The effective tax rates for the six months ended June 30, 2016 and 2015 differed from the federal statutory rates primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

Non-GAAP Financial Measures

Segment Accounting Basis. We report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a complete discussion of our segment accounting. We believe the Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis for which management evaluates segment performance.

The reconciliations of income before provision for income taxes attributable to SFC on a GAAP basis (purchase accounting) to the same amounts under a Segment Accounting Basis were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Income before provision for income taxes attributable to SFC - GAAP basis	$19	$2	$240	$16
GAAP to Segment Accounting Basis adjustments: (a) (b)
Interest income	(2)	(3)	(4)	(6)
Interest expense	22	32	46	62
Provision for finance receivable losses	—	7	2	9
Other revenues	10	3	5	5
Other expenses	(1)	1	(1)	2
Income before provision for income taxes attributable to SFC - Segment Accounting Basis	$48	$42	$288	$88

(a)	The GAAP to Segment Accounting Basis adjustments primarily consists of:

•
Interest income - the net purchase accounting impact of the amortization (accretion) of the net premium (discount) assigned to finance receivables and the impact of identifying purchased credit impaired finance receivables as compared to the historical values of finance receivables;

•	Interest expense - the accretion of the net discount applied to our long-term debt as part of purchase accounting;

•	Provision for finance receivable losses - the adjustment to reflect the difference between our allowance adjustment calculated under a Segment Accounting Basis and purchase accounting basis;

•
Other revenues - the impact of carrying value differences between a Segment Accounting Basis and purchase accounting basis when measuring mark to market for loans held for sale and realized gains/losses associated with our investment portfolio; and

•	Other expenses - the net impact of amortization associated with identified intangibles as part of purchase accounting and deferred costs impacted by purchase accounting.

(b)	Purchase accounting was not elected at the segment level.

We also report selected financial statistics relating to the net finance receivables and credit quality of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a Segment Accounting Basis.

Adjusted Pretax Earnings (Loss). Management uses adjusted pretax earnings (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax earnings (loss) represents income (loss) before provision for (benefit from) income taxes on a Segment Accounting Basis and excludes net gain on sale of personal loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from accelerated repayment and repurchases of long-term debt, and debt refinance costs. Management believes adjusted pretax earnings (loss) is useful in assessing the profitability of our segments and uses adjusted pretax earnings (loss) in evaluating our operating performance. Adjusted pretax earnings (loss) is a non-GAAP measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before provision for (benefit from) income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before provision for (benefit from) income taxes attributable to SFC on a Segment Accounting Basis to adjusted pretax earnings (loss) (non-GAAP) were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Consumer and Insurance
Income before provision for income taxes - Segment Accounting Basis	$17	$82	$31	$152
Adjustments:
Net gain on sale of personal loans	(22)	—	(22)	—
Net loss from accelerated repayment/repurchase of debt	5	—	7	—
Debt refinance costs	4	—	4	—
Adjusted pretax earnings (non-GAAP)	$4	$82	$20	$152

Acquisitions and Servicing
Income (loss) before provision for (benefit from) income taxes attributable to SFC - Segment Accounting Basis	$(1)	$29	$192	$64
Adjustments:
Net gain on sale of SpringCastle interests	—	—	(167)	—
SpringCastle transaction costs	—	—	1	—
Adjusted pretax earnings (loss) attributable to SFC (non-GAAP)	$(1)	$29	$26	$64

Real Estate
Loss before benefit from income taxes - Segment Accounting Basis	$(15)	$(43)	$(33)	$(91)
Adjustments:
Net loss from accelerated repayment/repurchase of debt	1	—	1	—
Debt refinance costs	1	—	1	—
Adjusted pretax loss (non-GAAP)	$(13)	$(43)	$(31)	$(91)

Other
Adjusted pretax earnings (loss) (non-GAAP)	$47	$(26)	$98	$(37)

Total
Income before provision for income taxes attributable to SFC - Segment Accounting Basis	$48	$42	$288	$88
Adjustments:
Net gain on sale of SpringCastle interests	—	—	(167)	—
Net gain on sale of personal loans	(22)	—	(22)	—
Net loss from accelerated repayment/repurchase of debt	6	—	8	—
Debt refinance costs	5	—	5	—
SpringCastle transaction costs	—	—	1	—
Total adjusted pretax earnings attributable to SFC (non-GAAP)	$37	$42	$113	$88

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments. As a result of the Fortress Acquisition, we have applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a “Segment Accounting Basis,” which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than GAAP) provides investors the basis for which management evaluates segment performance. See Note 16 of the Notes to Condensed Consolidated Financial Statements for (i) reconciliations of segment totals to condensed consolidated financial statement amounts, (ii) methodologies used to allocate revenues and expenses to each segment, and (iii) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax operating results and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$295	$267	$606	$521
Interest expense	99	36	194	76
Provision for finance receivable losses	83	53	156	108
Net interest income after provision for finance receivable losses	113	178	256	337
Other revenues	54	55	101	106
Other expenses	163	151	337	291
Adjusted pretax earnings (non-GAAP)	$4	$82	$20	$152

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$4,651	$4,234
Number of accounts			920,739	944,792
Finance receivables held for investment and held for sale:
Average net receivables *	$4,744	$4,043	$4,835	$3,921
Yield *	25.01%	26.52%	25.27%	26.71%
Gross charge-off ratio *	7.25%	5.81%	7.24%	6.10%
Recovery ratio *	(0.93)%	(0.98)%	(0.90)%	(0.88)%
Net charge-off ratio *	6.32%	4.83%	6.34%	5.22%
Delinquency ratio *			2.81%	2.38%
Origination volume	$1,015	$1,171	$1,958	$2,031
Number of accounts originated	168,538	218,743	323,297	374,266

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas of key performance ratios.

Comparison of Pretax Operating Results for the Three Months Ended June 30, 2016 and 2015

Interest income increased $28 million for the three months ended June 30, 2016 due to the following:

•	Finance charges increased $14 million for the three months ended June 30, 2016 primarily due to the net of the following:

◦
Average net receivables increased for the three months ended June 30, 2016 primarily due to the higher proportion of auto secured personal loans, which generally have larger original loan balances. At June 30,

2016, we had over 93,000 auto secured personal loans totaling $1.1 billion compared to over 52,000 auto secured personal loans totaling $630 million at June 30, 2015.

◦	Yield decreased for the three months ended June 30, 2016 primarily due to the continued growth of auto secured personal loans, which generally have lower yields relative to our other personal loans.

•
Interest income on finance receivables held for sale of $14 million for the three months ended June 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015 and subsequently sold on May 2, 2016.

Interest expense increased $63 million for the three months ended June 30, 2016 primarily due to a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

Provision for finance receivable losses increased $30 million for the three months ended June 30, 2016 primarily due to higher net charge-offs on our personal loans during the 2016 period reflecting (i) growth in our personal loans during the past 12 months and (ii) a higher personal loan delinquency ratio at June 30, 2016.

Other expenses increased $12 million for the three months ended June 30, 2016 due to the net of the following:

•	Salaries and benefits increased $3 million for the three months ended June 30, 2016 primarily due to increased staffing in the 2016 period.

•
Other operating expenses increased $13 million for the three months ended June 30, 2016 primarily due to (i) higher professional fees in the 2016 period reflecting debt refinance costs and increased business efforts, (ii) higher advertising expenses in the 2016 period reflecting increased direct mailings to pre-approved customers and increased use of promotions, (iii) higher information technology expenses in the 2016 period, and (iv) higher credit and collection related costs in the 2016 period reflecting growth in personal loans, including our auto secured personal loans.

•	Insurance policy benefits and claims decreased $4 million for the three months ended June 30, 2016 primarily due to favorable variances in benefits incurred during the 2016 period.

Comparison of Pretax Operating Results for the Six Months Ended June 30, 2016 and 2015

Interest income increased $85 million for the six months ended June 30, 2016 due to the following:

•	Finance charges increased $29 million for the six months ended June 30, 2016 primarily due to the net of the following:

◦
Average net receivables increased for the six months ended June 30, 2016 primarily due to the higher proportion of auto secured personal loans, which generally have larger original loan balances. At June 30, 2016, we had over 93,000 auto secured personal loans totaling $1.1 billion compared to over 52,000 auto secured personal loans totaling $630 million at June 30, 2015.

◦	Yield decreased for the six months ended June 30, 2016 primarily due to the continued growth of auto secured personal loans, which generally have lower yields relative to our other personal loans.

•
Interest income on finance receivables held for sale of $56 million for the six months ended June 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015 and subsequently sold on May 2, 2016.

Interest expense increased $118 million for the six months ended June 30, 2016 primarily due to a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

Provision for finance receivable losses increased $48 million for the six months ended June 30, 2016 primarily due to higher net charge-offs on our personal loans during the 2016 period reflecting (i) growth in our personal loans during the past 12 months and (ii) a higher personal loan delinquency ratio at June 30, 2016.

Other revenues decreased $5 million for the six months ended June 30, 2016 when compared to the same period in 2015 due to (i) a decrease in investment revenues of $11 million in the 2016 period resulting from lower realized gains on the sale of investment securities and lower investment income generated from an investment in SpringCastle debt, which is eliminated in our consolidating operating results, (ii) an increase in insurance revenues of $3 million in the 2016 period primarily due to increases in earned credit premiums, and (iii) and an increase in other revenue - other of $3 million resulting from income generated from the Lendmark Sale.

Other expenses increased $46 million for the six months ended June 30, 2016 due to the net of the following:

•	Salaries and benefits increased $18 million for the six months ended June 30, 2016 primarily due to increased staffing in the 2016 period.

•
Other operating expenses increased $31 million for the six months ended June 30, 2016 primarily due to (i) higher advertising expenses in the 2016 period reflecting increased focus on e-commerce, increased direct mailings to pre-approved customers, and increased use of promotions, (ii) higher professional fees in the 2016 period reflecting debt refinance costs and increased business efforts, (iii) higher information technology expenses in the 2016 period, and (iv) higher credit and collection related costs in the 2016 period reflecting growth in personal loans, including our auto secured personal loans.

•	Insurance policy benefits and claims decreased $3 million for the six months ended June 30, 2016 primarily due to favorable variances in benefits incurred during the 2016 period.

ACQUISITIONS AND SERVICING

Adjusted pretax operating results and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$—	$116	$102	$238
Interest expense	—	22	20	45
Provision for finance receivable losses	—	17	14	37
Net interest income after provision for finance receivable losses	—	77	68	156
Other revenues	—	—	—	5
Other expenses	1	15	14	31
Adjusted pretax earnings (loss) (non-GAAP)	(1)	62	54	130
Pretax earnings attributable to non-controlling interests	—	33	28	66
Adjusted pretax earnings (loss) attributable to SFC (non-GAAP)	$(1)	$29	$26	$64

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$—	$1,883
Number of accounts			—	253,351
Average net receivables *	$—	$1,932	828	1,984
Yield *	—%	24.13%	24.32%	24.20%
Net charge-off ratio *	—%	3.62%	3.50%	3.70%
Delinquency ratio *			—%	3.75%

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas of key performance ratios.

On March 31, 2016, we sold our equity interest in the SpringCastle Joint Venture, the primary component of our Acquisitions and Servicing segment. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the SpringCastle Interests Sale.

REAL ESTATE

Adjusted pretax operating results and selected financial statistics for Real Estate (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$15	$17	$30	$35
Interest expense (a)	14	59	27	119
Provision for finance receivable losses	2	(5)	4	(3)
Net interest loss after provision for finance receivable losses	(1)	(37)	(1)	(81)
Other revenues (b)	(6)	3	(17)	6
Other expenses	6	9	13	16
Adjusted pretax loss (non-GAAP)	$(13)	$(43)	$(31)	$(91)

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$219	$619
Number of accounts			2,888	20,121
Average net receivables (c)	$531	$632	$543	$646
Yield (c)	8.75%	8.96%	8.74%	9.10%
Loss ratio (c)	2.50%	3.79%	2.78%	4.23%
Delinquency ratio (c) (d)			17.67%	6.34%
Finance receivables held for sale:
Net finance receivables			$428	$191
Number of accounts			15,596	3,368

(a)
Interest expense decreased $45 million and $92 million for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015 primarily due to a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

(b)
Other revenues decreased $9 million and $23 million for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015 primarily due to (i) impairments of $3 million and $10 million recognized on our real estate loans held for sale during the three and six months ended June 30, 2016, respectively, and (ii) a decrease in investment revenues during the 2016 periods, as the prior periods reflected higher investment income generated from investing the proceeds of the 2014 real estate loan sales.

(c)	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas of key performance ratios.

(d)	Delinquency ratio at June 30, 2016 reflected the retained real estate loan portfolio that was not eligible for sale.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our three segments. These operations include: (i) our legacy operations in 14 states where we had also ceased branch-based personal lending during 2012; (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of our United Kingdom subsidiary.

Adjusted pretax operating results of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$1	$3	$2	$5
Interest expense (a)	3	22	7	32
Provision for finance receivable losses	—	1	—	1
Net interest loss after provision for finance receivable losses	(2)	(20)	(5)	(28)
Other revenues (b)	52	4	102	6
Other expenses (c)	3	10	(1)	15
Adjusted pretax earnings (loss) (non-GAAP)	$47	$(26)	$98	$(37)

(a)
Interest expense for the three and six months ended June 30, 2016 when compared to the same periods in 2015 reflected a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

(b)
Other revenues for the three and six months ended June 30, 2016 included (i) interest income on the Independence Demand Note and (ii) higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the 2016 period to fund the operations of its subsidiaries. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information on the Independence Demand Note.

(c)
In connection with the sale of our common stock by the Initial Stockholder, we recorded non-cash incentive compensation expense of $15 million in the second quarter of 2015 relating to the rights of certain executives to receive a portion of the cash proceeds received by the Initial Stockholder.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	June 30,
	2016	2015

Net finance receivables:
Personal loans	$13	$22
Retail sales finance	17	34
Total	$30	$56

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

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. Although we engage in collection activities well before an account is 60 days past due, we consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time. We record an allowance for loan losses to cover expected losses on our finance receivables. See table of net finance receivables held for investment by type and by number of days delinquent in Note 4 of the Notes to Condensed Consolidated Financial Statements.

TROUBLED DEBT RESTRUCTURING

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

June 30, 2016
TDR net finance receivables	$34	$—	$202	$236
Allowance for TDR finance receivable losses	$11	$—	$12	$23
Number of TDR accounts	10,768	—	3,512	14,280

December 31, 2015
TDR net finance receivables	$31	$13	$201	$245
Allowance for TDR finance receivable losses	$9	$4	$34	$47
Number of TDR accounts	10,542	1,656	3,506	15,704

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

June 30, 2016
TDR net finance receivables	$—	$155	$155
Number of TDR accounts	—	2,857	2,857

December 31, 2015
TDR net finance receivables	$2	$92	$94
Number of TDR accounts	738	1,322	2,060

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

SFC’s Offering of 8.25% Senior Notes

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of the 8.25% SFC Notes due 2020 under the Indenture, pursuant to which OMH provided a guarantee of the notes on a senior unsecured basis. SFC used a portion of the proceeds from the offering to repurchase approximately $600 million aggregate principal amount of its existing senior notes that mature in 2017 and the remainder for general corporate purposes. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on this offering.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2016, we (i) exercised our right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B and (ii) deconsolidated the previously issued securitized interests of the SpringCastle Funding Asset-backed Notes 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

During the six months ended June 30, 2016, we (i) extended the revolving periods on five existing revolving conduit facilities and (ii) amended three existing revolving conduit facilities to change the maximum principal balances. Net repayments under the notes of our existing revolving conduit facilities totaled $875 million for the six months ended June 30, 2016.

See Note 11 of the Notes to Condensed Consolidated Financial Statements for further information on our personal loan securitizations and revolving conduit facilities.

Subsequent to June 30, 2016, we completed the following transactions:

•
On July 19, 2016, we completed a private securitization transaction in which ODART 2016-1, a wholly owned special purpose vehicle of SFC, issued $754 million principal amount of notes backed by auto secured personal loans with an aggregate UPB of $754 million as of June 30, 2016. $700 million principal amount of the notes issued by ODART 2016-1, represented by Classes A, B and C, were sold to unaffiliated parties at a weighted average interest rate of 2.27%, and $54 million principal amount of Class D notes were retained.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At June 30, 2016, we had $320 million of cash and cash equivalents, and during the six months ended June 30, 2016, SFC generated net income attributable to SFC of $149 million. Our net cash inflow from operating and investing activities totaled $856 million for the six months ended June 30, 2016. At June 30, 2016, our remaining scheduled principal and interest payments for 2016 on our existing debt (excluding securitizations and borrowings under revolving conduit facilities) totaled $561 million. As of June 30, 2016, we had $2.2 billion UPB of unencumbered personal loans and $745 million UPB of unencumbered real estate loans (including $526 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $229 million for the six months ended June 30, 2016 reflected net income of $177 million, the impact of non-cash items, and an unfavorable change in working capital of $28 million. Net cash provided by operations of $238 million for the six months ended June 30, 2015 reflected net income of $73 million, the impact of non-cash items, and a favorable change in working capital of $1 million.

Investing Activities

Net cash provided by investing activities of $627 million for the six months ended June 30, 2016 was primarily due to the SpringCastle Interests Sale and the Lendmark Sale, partially offset by net principal collections and originations of finance receivables held for investment and held for sale. Net cash provided by investing activities of $291 million for the six months ended June 30, 2015 reflected net sales of investment securities during 2015.

Financing Activities

Net cash used for financing activities of $857 million for the six months ended June 30, 2016 was primarily due to net repayments of long-term debt partially offset by net proceeds from intercompany note payable. Net cash provided by financing activities of $1.2 billion for the six months ended June 30, 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations.

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

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to the Indiana Department of Insurance (the “Indiana DOI”). The maximum amount of dividends (referred to as “ordinary dividends”) for an Indiana domiciled life insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends.” During the six months ended June 30, 2016, Merit and Yosemite paid extraordinary dividends to SFC totaling $63 million.

OUR DEBT AGREEMENTS

8.25% SFC Notes. On April 11, 2016, OMH entered into a Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $1.0 billion of the 8.25% SFC Notes. As of June 30, 2016, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion of this offering.

5.25% SFC Notes. On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of June 30, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes. On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and $350 million aggregate principal amount of a junior subordinated debenture, on a junior subordinated basis, issued by SFC (collectively, the “Other SFC Notes”). The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2016, approximately $3.3 billion aggregate principal amount of the Other SFC Notes was outstanding.

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

As of June 30, 2016, SFC was in compliance with all of the covenants under its debt agreements.

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

Based upon SFC’s financial results for the 12 months ended March 31, 2016, a mandatory trigger event did not occur with respect to the interest payment due in July of 2016, as SFC was in compliance with both required ratios discussed above.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of June 30, 2016, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations:
SLFT 2014-A	$559	$644	$413	$498	2.61%	Personal loans	2 years
SLFT 2015-A	1,163	1,250	1,163	1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years

Total consumer securitizations	$2,036	$2,229	$1,890	$2,084

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we had access to seven conduit facilities with a total borrowing capacity of $2.4 billion as of June 30, 2016, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2016, $325 million was drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” for securitization and conduit transactions completed subsequent to June 30, 2016.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates significantly below those of our maturing unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2016 or December 31, 2015, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of June 30, 2016, we had no repurchase activity related to these sales.

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

Effective April 1, 2016, we changed our accounting policy for derecognition of PCI loans. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

There have been no other material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2016.

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

Key Financial Definitions

Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by 2) in the period
Delinquency ratio	UPB 60 days or more past due (greater than three payments unpaid) as a percentage of UPB
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Loss ratio
annualized net charge-offs, net writedowns on real estate owned, net gain (loss) on sales of real estate owned, and operating expenses related to real estate owned as a percentage of average real estate loans

Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
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

As of June 30, 2016, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Since the Lendmark Sale was completed on May 2, 2016, the risk factor entitled “The Lendmark Sale may not be completed on the expected timeframe, or at all, and may be completed on terms less favorable than anticipated. In addition, the Branch Sellers and Lendmark may have difficulty fulfilling the terms of the Lendmark Sale.” previously disclosed in Part I - Item 1A of our 2015 Annual Report on Form 10-K is no longer applicable and is hereby deleted.

Additionally, the following risk factor relating to the Lendmark Sale previously disclosed in Part I - Item 1A of our 2015 Annual Report on Form 10-K is updated below to reflect the completion of the Lendmark Sale:

Even if we are able to close the Lendmark Sale, the DOJ may impose additional conditions or penalties that could adversely affect us.

Pursuant to the Final Judgment entered into in connection with the “Settlement Agreement” (as described in Note 2 of the Notes to Consolidated Financial Statements in Item 8), we are subject to various ongoing obligations, including a prohibition on entering into certain employee non-compete agreements and obligations under our Transition Services Agreement with Lendmark. Notwithstanding the consummation of the Lendmark Sale, we could be subject to certain penalties, including but not limited to fines and/or injunctions, in the event we violate the terms of the Final Judgment or Settlement Agreement. There can be no assurance that we will not be assessed fines or penalties or subjected to additional actions by the DOJ.

There have been no other material changes to the risk factors included in Part I - Item 1A of our 2015 Annual Report on Form 10-K.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 84 and incorporated by reference herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	August 5, 2016	By	/s/ Micah R. Conrad
Micah R. Conrad
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

4.1
Second Supplemental Indenture relating to Springleaf Finance Corporation’s 8.250% Senior Notes due 2020, dated as of April 11, 2016, by and among Springleaf Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2016.

4.2
Form of Springleaf Finance Corporation’s 8.250% Senior Notes due 2020 included in, and incorporated by reference to, Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2016.

10.1
OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan, approved by stockholders on May 25, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2016.

18.1	Preferability Letter from PricewaterhouseCoopers LLP dated as of August 5, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Finance Corporation.

32.1	Section 1350 Certifications.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.