Form 10-Q
period 2016-09-30
SPRINGLEAF FINANCE CORP
filed 2016-11-08
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 1, 2016, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$272	$321
Investment securities	573	604
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $2.6 billion in 2016 and $3.6 billion in 2015)	4,775	4,300
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.7 billion in 2015)	—	1,703
Real estate loans	201	538
Retail sales finance	13	23
Net finance receivables	4,989	6,564
Unearned insurance premium and claim reserves	(216)	(250)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $103 million in 2016 and $128 million in 2015)	(214)	(224)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	4,559	6,090
Finance receivables held for sale (includes finance receivables held for sale of consolidated VIEs of $435 million in 2015)	166	793
Notes receivable from parent and affiliates	3,482	3,804
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $166 million in 2016 and $282 million in 2015)	176	295
Other assets	279	281

Total assets	$9,507	$12,188

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $2.4 billion in 2016 and $5.5 billion in 2015)	$6,542	$9,582
Insurance claims and policyholder liabilities	242	230
Deferred and accrued taxes	134	128
Other liabilities (includes other liabilities of consolidated VIEs of $4 million in 2016 and $7 million in 2015)	285	216
Total liabilities	7,203	10,156
Commitments and contingent liabilities (Note 14)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 and 10,160,020 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	799	789
Accumulated other comprehensive loss	(13)	(24)
Retained earnings	1,513	1,341
Springleaf Finance Corporation shareholder’s equity	2,304	2,111
Non-controlling interests	—	(79)
Total shareholder’s equity	2,304	2,032

Total liabilities and shareholder’s equity	$9,507	$12,188

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income:
Finance charges	$296	$417	$976	$1,214
Finance receivables held for sale originated as held for investment	7	5	71	13
Total interest income	303	422	1,047	1,227

Interest expense	135	171	429	500

Net interest income	168	251	618	727

Provision for finance receivable losses	87	78	263	230

Net interest income after provision for finance receivable losses	81	173	355	497

Other revenues:
Insurance	43	40	122	116
Investment	8	11	22	43
Interest income on notes receivable from parent and affiliates	56	5	158	11
Net loss on repurchases and repayments of debt	—	—	(16)	—
Net gain on sale of SpringCastle interests	—	—	167	—
Net gain (loss) on sales of personal and real estate loans	(4)	—	18	—
Other	4	(7)	(2)	(8)
Total other revenues	107	49	469	162

Other expenses:
Operating expenses:
Salaries and benefits	81	86	263	264
Other operating expenses	67	79	221	220
Insurance policy benefits and claims	7	17	39	53
Total other expenses	155	182	523	537

Income before provision for income taxes	33	40	301	122

Provision for income taxes	10	5	101	14

Net income	23	35	200	108

Net income attributable to non-controlling interests	—	32	28	98

Net income attributable to Springleaf Finance Corporation	$23	$3	$172	$10

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$23	$35	$200	$108

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	5	(3)	29	(8)
Income tax effect:
Net unrealized (gains) losses on non-credit impaired available-for-sale securities	(1)	1	(10)	3
Other comprehensive income (loss), net of tax, before reclassification adjustments	4	(2)	19	(5)
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(2)	(4)	(5)	(14)
Net realized gain on foreign currency translation adjustments	(5)	—	(5)	—
Income tax effect:
Net realized gains on available-for-sale securities	1	2	2	5
Reclassification adjustments included in net income, net of tax	(6)	(2)	(8)	(9)
Other comprehensive income (loss), net of tax	(2)	(4)	11	(14)

Comprehensive income	21	31	211	94

Comprehensive income attributable to non-controlling interests	—	32	28	98

Comprehensive income (loss) attributable to Springleaf Finance Corporation	$21	$(1)	$183	$(4)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2016	$5	$789	$(24)	$1,341	$2,111	$(79)	$2,032
Capital contribution from parent	—	10	—	—	10	—	10
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Withholding tax on vested RSUs	—	(1)	—	—	(1)	—	(1)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	11	—	11	—	11
Net income	—	—	—	172	172	28	200
Balance, September 30, 2016	$5	$799	$(13)	$1,513	$2,304	$—	$2,304

Balance, January 1, 2015	$5	$771	$3	$1,327	$2,106	$(129)	$1,977
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(58)	(58)
Other comprehensive loss	—	—	(14)	—	(14)	—	(14)
Net income	—	—	—	10	10	98	108
Balance, September 30, 2015	$5	$787	$(11)	$1,337	$2,118	$(89)	$2,029

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net income	$200	$108
Reconciling adjustments:
Provision for finance receivable losses	263	230
Depreciation and amortization	108	71
Deferred income tax benefit	(94)	(10)
Net gain on liquidation of United Kingdom subsidiary	(5)	—
Net gain on sales of personal and real estate loans	(18)	—
Net loss on repurchases and repayments of debt	16	—
Non-cash incentive compensation from Initial Stockholder	—	15
Share-based compensation expense, net of forfeitures	1	1
Net gain on sale of SpringCastle interests	(167)	—
Other	6	(9)
Cash flows due to changes in:
Other assets and other liabilities	17	23
Insurance claims and policyholder liabilities	(21)	22
Taxes receivable and payable	95	(29)
Accrued interest and finance charges	(6)	—
Restricted cash and cash equivalents not reinvested	2	—
Other, net	2	(1)
Net cash provided by operating activities	399	421

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(455)	(552)
Proceeds on sales of finance receivables held for sale originated as held for investment	871	88
Proceeds from sale of SpringCastle interests	101	—
Cash advances on intercompany notes receivables	(643)	(147)
Proceeds from repayments of principal and assignment of intercompany note receivables	887	77
Available-for-sale securities purchased	(218)	(382)
Trading and other securities purchased	(10)	(1,457)
Available-for-sale securities called, sold, and matured	291	408
Trading and other securities called, sold, and matured	18	2,563
Change in restricted cash and cash equivalents	42	(46)
Proceeds from sale of real estate owned	7	12
Other, net	6	1
Net cash provided by investing activities	897	565

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	2,984	1,929
Proceeds from intercompany note payable	670	—
Repayments of long-term debt	(4,320)	(850)
Distributions to joint venture partners	(18)	(58)
Payments on note payable to affiliate	(670)	—
Withholding tax on RSUs vested	(1)	—
Capital contribution from parent	10	—
Net cash provided by (used for) financing activities	(1,345)	1,021

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	Nine Months Ended September 30,
	2016	2015

Net change in cash and cash equivalents	(49)	2,007
Cash and cash equivalents at beginning of period	321	749
Cash and cash equivalents at end of period	$272	$2,756

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$1,895	$608
Increase in finance receivables held for investment financed with intercompany payable	$89	$—
Transfer of finance receivables to real estate owned	$7	$8
Net unsettled investment security dispositions (purchases)	$(24)	$40

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

1. Business and Basis of Presentation

Springleaf Finance Corporation (“SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a wholly owned subsidiary of Springleaf Finance, Inc. (“SFI”). SFI is a wholly owned subsidiary of OneMain Holdings, Inc. (“OMH”).

At September 30, 2016, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report on Form 10-K”). We follow the same significant accounting policies for our interim reporting, except for the change in accounting policy discussed below. As a result of the change in accounting policy, we have revised certain sections in our 2015 Annual Report on Form 10-K to reflect the retrospective application of this change in accounting policy, and such revised disclosures are included in exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2016 (the “retrospective Form 8-K”). Therefore, the condensed consolidated financial statements in this report should also be read in conjunction with the retrospective Form 8-K.

CHANGE IN ACCOUNTING POLICY

Effective April 1, 2016, we changed our accounting policy for the derecognition of loans within a purchased credit impaired pool. Historically, we removed loans from a purchased credit impaired pool upon charge-off of the loan, based on the Company’s charge-off accounting policy at their allocated carrying value. Under our new accounting policy, loans will be removed from a purchased credit impaired pool when the loan is written-off, at which time further collections efforts would not be pursued, or sold or repaid. While both methods are acceptable under GAAP, we believe the new method for derecognition of purchased credit impaired loans is preferable as it enhances consistency with our industry peers. As of January 1, 2015, the cumulative effect of applying the change in accounting policy increased shareholder’s equity by $37 million.

For the nine months ended September 30, 2016, the effect of this change in accounting policy was as follows:

•	decreased income before provision for income taxes by $56 million;

•	decreased net income by $34 million; and

•	decreased net income attributable to SFC by $37 million.

The effect of the change in accounting policy on the amounts reported in our condensed consolidated statements of operations for the three months ended September 30, 2016, was less than $1 million.

Our policy for derecognition of purchased credit impaired loans following the change described above is presented below:

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

We accrete the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows (the “accretable yield”) into interest income at a level rate of return over the expected lives of the underlying pools of the purchased credit impaired finance receivables. The underlying pools are based on finance receivables with common risk characteristics. We have established policies and procedures to update on a quarterly basis the amount of cash flows we expect to collect, which incorporates assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable significant increases in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool’s yield.

Our purchased credit impaired finance receivables remain in our purchased credit impaired pools until liquidation or write-off. We do not reclassify modified purchased credit impaired finance receivables as TDR finance receivables.

We have additionally established policies and procedures related to maintaining the integrity of these pools. A finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is written-off. If a finance receivable is renewed and additional funds are lent and terms are adjusted to current market conditions, we consider this a new finance receivable and the previous finance receivable is removed from the pool. If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its allocated carrying amount, and such removal will not affect the yield used to recognize accretable yield of the pool.

We have retrospectively applied this change in accounting policy. The effect of this change in accounting policy on the amounts previously reported in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 are included in the following tables.

Revised Condensed Consolidated Statements of Operations

(dollars in millions)	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	As Reported	As Adjusted	As Reported	As Adjusted

Interest income:
Finance charges	$419	$417	$1,221	$1,214
Finance receivables held for sale originated as held for investment	4	5	13	13
Total interest income	423	422	1,234	1,227

Interest expense	171	171	500	500

Net interest income	252	251	734	727

Provision for finance receivable losses	82	78	247	230

Net interest income after provision for finance receivable losses	170	173	487	497

Other revenues:
Insurance	40	40	116	116
Investment	11	11	43	43
Interest income on notes receivable from parent and affiliates	5	5	11	11
Other	(1)	(7)	(3)	(8)
Total other revenues	55	49	167	162

Other expenses:
Operating expenses:
Salaries and benefits	86	86	264	264
Other operating expenses	79	79	220	220
Insurance policy benefits and claims	17	17	53	53
Total other expenses	182	182	537	537

Income before provision for income taxes	43	40	117	122

Provision for income taxes	7	5	14	14

Net income	36	35	103	108

Net income attributable to non-controlling interests	31	32	93	98

Net income attributable to Springleaf Finance Corporation	$5	$3	$10	$10

Revised Condensed Consolidated Statement of Cash Flows

(dollars in millions)	Nine Months Ended September 30, 2015
	As Reported	As Adjusted

Cash flows from operating activities
Net income	$103	$108
Reconciling adjustments:
Provision for finance receivable losses	247	230
Depreciation and amortization	64	71
Deferred income tax benefit	(10)	(10)
Non-cash incentive compensation from Initial Stockholder	15	15
Share-based compensation expense, net of forfeitures	1	1
Other	(13)	(9)
Cash flows due to changes in:
Other assets and other liabilities	23	23
Insurance claims and policyholder liabilities	22	22
Taxes receivable and payable	(29)	(29)
Other, net	(1)	(1)
Net cash provided by operating activities	422	421

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(552)	(552)
Proceeds on sales of finance receivables held for sale originated as held for investment	88	88
Cash advances on intercompany notes receivables	(147)	(147)
Principal collections on intercompany notes receivables	77	77
Available-for-sale securities purchased	(382)	(382)
Trading and other securities purchased	(1,457)	(1,457)
Available-for-sale securities called, sold, and matured	408	408
Trading and other securities called, sold, and matured	2,563	2,563
Change in restricted cash and cash equivalents	(46)	(46)
Proceeds from sale of real estate owned	12	12
Other, net	1	1
Net cash provided by investing activities	565	565

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,929	1,929
Repayments of long-term debt	(850)	(850)
Distributions to joint venture partners	(59)	(58)
Net cash provided by financing activities	1,020	1,021

Net change in cash and cash equivalents	2,007	2,007
Cash and cash equivalents at beginning of period	749	749
Cash and cash equivalents at end of period	$2,756	$2,756

We have also adjusted the applicable prior period amounts in the Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 herein to reflect the impact of this change in accounting policy.

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

In connection with the SpringCastle Interests Sale, the SpringCastle Buyers paid $101 million of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11 million paid into an escrow account on July 29, 2016. Such escrowed funds are expected to be held in escrow for a period of up to five years following March 31, 2016, and, subject to the terms of the purchase agreement and assuming certain portfolio performance requirements are satisfied, paid to the SpringCastle Sellers at the end of such five-year period. In connection with the SpringCastle Interests Sale, we recorded a net gain in other revenues at the time of sale of $167 million.

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless SFI is terminated, SFI will remain as servicer of the SpringCastle Portfolio under the servicing agreement for the SpringCastle Funding Trust. In addition, we deconsolidated the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt, as we no longer were considered the primary beneficiary.

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

SFC’S OFFERING OF 8.25% SENIOR NOTES

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 (the “8.25% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “Base Indenture”), as supplemented by a First Supplemental Indenture, dated as of December 3, 2014 (the “First Supplemental Indenture”) and a Second Supplemental Indenture, dated as of April 11, 2016 (the “Second Supplemental Indenture” and, collectively with the Base Indenture and the First Supplemental Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the notes on an unsecured basis.

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

LENDMARK SALE

On November 12, 2015, OMH and the Branch Sellers entered into a purchase and sale agreement with Lendmark Financial Services, LLC (“Lendmark”) to sell 127 Springleaf branches and, subject to certain exclusions, the associated personal loans issued to customers of such branches, fixed non-information technology assets and certain other tangible personal property located in such branches to Lendmark (the “Lendmark Sale”) for a purchase price equal to the sum of (i) the aggregate unpaid balance as of closing of the purchased loans multiplied by 103%, plus (ii) for each interest-bearing purchased loan, an amount equal to all unpaid interest that had accrued on the unpaid balance at the applicable note rate from the most recent interest payment date through the closing, plus (iii) the sum of all prepaid charges and fees and security deposits of the Branch Sellers to the extent arising under the purchased contracts as reflected on the books and records of the Branch Sellers as of closing, subject to certain limitations if the purchase price would exceed $695 million and Lendmark would be unable to obtain financing on certain specified terms. In anticipation of the sale of these branches, we transferred $608 million of personal loans from held for investment to held for sale on September 30, 2015.

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

On May 2, 2016, we completed the Lendmark Sale for an aggregate cash purchase price of $624 million. Such sale was effective as of April 30, 2016, and included the sale to Lendmark of personal loans with an unpaid principal balance (“UPB”) as of March 31, 2016 of $600 million. OMH has entered into a transition services agreement with Lendmark dated as of May 2, 2016 (the “Transition Services Agreement”), and OMH’s and our activities will remain subject to the oversight of the Monitoring Trustee appointed by the court pursuant to the Settlement Agreement until the expiration of the Transition Services

Agreement. The Transition Services Agreement is currently scheduled to expire on or before February 2, 2017, subject to an additional three-month extension with the permission of the DOJ. Although we and OMH continue to take such steps as we believe are necessary to comply with the terms of the Settlement Agreement, no assurance can be given that we will not incur fines or penalties associated with OMH’s or our activities pursuant to the Transition Services Agreement or OMH’s or our efforts to comply with the terms of the Settlement Agreement.

On May 2, 2016, SFC used a portion of the proceeds from the Lendmark Sale to repay, in full, its revolving demand note with OMFH, which totaled $376 million (including interest payable of $6 million).

REAL ESTATE LOAN SALE

On August 3, 2016, SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million (the “August 2016 Real Estate Loan Sale”). In connection with this sale, we recorded a net loss in other revenues at the time of sale of $4 million. Unless we are terminated or we resign as servicer, we will continue to service the loans included in this sale pursuant to a servicing agreement. The purchase and sale agreement and the servicing agreement include customary representations and warranties and indemnification provisions.

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

Stock Compensation

In March of 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU were adopted as follows:

•
We adopted the amendment requiring recognition of tax benefits related to exercised or vested awards through the income statement rather than additional paid-in capital on a prospective basis as of January 1, 2016. Further, as of January 1, 2016, there was no impact to additional paid-in capital as a result of our adoption of this ASU under the modified retrospective method.

•
We did not adopt the amendment allowing for the use of the actual number of shares vested each period, rather than estimating the number of awards that are expected to vest. We continue to use an estimate as it relates to the number of awards that are expected to vest.

•
We adopted the amendment for the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates, under the modified retrospective basis as of January 1, 2016. This amendment did not have a material impact on our consolidated financial statements.

•
We adopted the amendment requiring the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes to be presented in the financing activities instead of the operating activities, under the retrospective method as of January 1, 2014. This amendment did not have a material impact on our consolidated financial statements.

•
We adopted the amendment requiring the classification of excess tax benefits on the statement of cash flows to be presented in the operating activities instead of the financing activities, under the prospective method as of September 30, 2016. This amendment did not have a material impact on our consolidated financial statements.

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

Revenue Recognition and Derivatives and Hedging

In May of 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815), to rescind certain SEC guidance in Topic 605 and Topic 815 as ASU 2014-09 becomes effective. Our adoption of ASU 2014-09 will bring us into alignment with this ASU. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material effect on our consolidated financial statements and we are in the process of evaluating the expected impacts.

Statement of Cash Flows

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the nine months ended September 30, 2016, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At September 30, 2016, we had over 941,000 personal loans representing $4.8 billion of net finance receivables, compared to 890,000 personal loans totaling $4.3 billion at December 31, 2015.

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

Our finance receivable types also included the SpringCastle Portfolio at December 31, 2015, as defined below:

•
SpringCastle Portfolio — included unsecured loans and loans secured by subordinate residential real estate mortgages that were sold on March 31, 2016, in connection with the SpringCastle Interests Sale. The SpringCastle Portfolio included both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless SFI is terminated, SFI will continue to provide the servicing for these loans pursuant to a servicing agreement, which SFI services as unsecured loans because the liens are subordinated to superior ranking security interests.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2016
Gross receivables *	$5,467	$—	$200	$14	$5,681
Unearned finance charges and points and fees	(799)	—	—	(1)	(800)
Accrued finance charges	61	—	1	—	62
Deferred origination costs	46	—	—	—	46
Total	$4,775	$—	$201	$13	$4,989

December 31, 2015
Gross receivables *	$5,028	$1,672	$534	$25	$7,259
Unearned finance charges and points and fees	(833)	—	—	(2)	(835)
Accrued finance charges	60	31	4	—	95
Deferred origination costs	45	—	—	—	45
Total	$4,300	$1,703	$538	$23	$6,564

*	Gross receivables are defined as follows:

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

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts previously purchased as a performing receivable.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)	September 30, 2016	December 31, 2015

Personal loans	$1	$2
SpringCastle Portfolio	—	365
Real estate loans	10	30
Total	$11	$397

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

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our primary credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at September 30, 2016 and at December 31, 2015 were immaterial. Our personal loans and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent and Nonperforming Finance Receivables

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

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2016
Net finance receivables:
Performing
Current	$4,546	$—	$152	$13	$4,711
30-59 days past due	78	—	14	—	92
60-89 days past due	51	—	7	—	58
Total performing	4,675	—	173	13	4,861
Nonperforming
90-119 days past due	38	—	3	—	41
120-149 days past due	31	—	3	—	34
150-179 days past due	28	—	2	—	30
180 days or more past due	3	—	20	—	23
Total nonperforming	100	—	28	—	128
Total	$4,775	$—	$201	$13	$4,989

Total 60+ delinquent finance receivables	$151	$—	$35	$—	$186

December 31, 2015
Net finance receivables:
Performing
Current	$4,077	$1,588	$486	$22	$6,173
30-59 days past due	65	49	13	—	127
60-89 days past due	49	26	19	—	94
Total performing	4,191	1,663	518	22	6,394
Nonperforming
90-119 days past due	41	16	3	—	60
120-149 days past due	34	12	2	1	49
150-179 days past due	31	11	2	—	44
180 days or more past due	3	1	13	—	17
Total nonperforming	109	40	20	1	170
Total	$4,300	$1,703	$538	$23	$6,564

Total 60+ delinquent finance receivables	$158	$66	$39	$1	$264

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

At September 30, 2016 and December 31, 2015, finance receivables held for sale totaled $166 million and $793 million, respectively. See Note 6 for further information on our finance receivables held for sale, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans *	Total

September 30, 2016
Carrying amount, net of allowance	$—	$72	$72
Outstanding balance	—	109	109
Allowance for purchased credit impaired finance receivable losses	—	8	8

December 31, 2015
Carrying amount, net of allowance	$350	$89	$439
Outstanding balance	482	136	618
Allowance for purchased credit impaired finance receivable losses	—	12	12

*	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	FA Loans

September 30, 2016
Carrying amount	$56
Outstanding balance	85

December 31, 2015
Carrying amount	$59
Outstanding balance	89

The allowance for purchased credit impaired finance receivable losses at September 30, 2016 and December 31, 2015, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Three Months Ended September 30, 2016
Balance at beginning of period	$—	$61	$61
Accretion (a)	—	(1)	(1)
Reclassifications from nonaccretable difference (b)	—	8	8
Transfer due to finance receivables sold	—	(11)	(11)
Balance at end of period	$—	$57	$57

Three Months Ended September 30, 2015
Balance at beginning of period	$411	$53	$464
Accretion (a)	(19)	(2)	(21)
Reclassifications from nonaccretable difference (b)	—	1	1
Balance at end of period	$392	$52	$444

Nine Months Ended September 30, 2016
Balance at beginning of period	$375	$66	$441
Accretion (a)	(16)	(5)	(21)
Reclassifications from nonaccretable difference (b)	—	7	7
Transfer due to finance receivables sold	(359)	(11)	(370)
Balance at end of period	$—	$57	$57

Nine Months Ended September 30, 2015
Balance at beginning of period	$452	$54	$506
Accretion (a)	(60)	(6)	(66)
Reclassifications from nonaccretable difference (b)	—	4	4
Balance at end of period	$392	$52	$444

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Accretion	$2	$1	$4	$4

(b)	Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

September 30, 2016
TDR gross finance receivables (b)	$36	$—	$137	$173
TDR net finance receivables	36	—	138	174
Allowance for TDR finance receivable losses	13	—	11	24

December 31, 2015
TDR gross finance receivables (b)	$32	$14	$200	$246
TDR net finance receivables	31	13	201	245
Allowance for TDR finance receivable losses	9	4	34	47

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

September 30, 2016
TDR gross finance receivables	$—	$90	$90
TDR net finance receivables	—	90	90

December 31, 2015
TDR gross finance receivables	$2	$92	$94
TDR net finance receivables	2	92	94

(b)	As defined earlier in this Note.

As of September 30, 2016, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

Three Months Ended September 30, 2016
TDR average net receivables	$35	$—	$159	$194
TDR finance charges recognized	—	—	3	3

Three Months Ended September 30, 2015
TDR average net receivables	$30	$12	$199	$241
TDR finance charges recognized	—	1	2	3

Nine Months Ended September 30, 2016
TDR average net receivables	$34	$—	$187	$221
TDR finance charges recognized	2	—	9	11

Nine Months Ended September 30, 2015
TDR average net receivables	$28	$12	$197	$237
TDR finance charges recognized	2	1	8	11

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended September 30, 2016
TDR average net receivables	$—	$112	$112
TDR finance charges recognized	—	2	2

Three Months Ended September 30, 2015
TDR average net receivables	$—	$92	$92
TDR finance charges recognized	—	2	2

Nine Months Ended September 30, 2016
TDR average net receivables	$1	$105	$106
TDR finance charges recognized	—	5	5

Nine Months Ended September 30, 2015
TDR average net receivables	$—	$91	$91
TDR finance charges recognized	—	4	4

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended September 30, 2016
Pre-modification TDR net finance receivables	$10	$—	$3	$13
Post-modification TDR net finance receivables:
Rate reduction	$5	$—	$3	$8
Other (b)	3	—	1	4
Total post-modification TDR net finance receivables	$8	$—	$4	$12
Number of TDR accounts	1,702	—	86	1,788

Three Months Ended September 30, 2015
Pre-modification TDR net finance receivables	$8	$1	$6	$15
Post-modification TDR net finance receivables:
Rate reduction	$3	$1	$3	$7
Other (b)	3	—	2	5
Total post-modification TDR net finance receivables	$6	$1	$5	$12
Number of TDR accounts	1,545	142	95	1,782

Nine Months Ended September 30, 2016
Pre-modification TDR net finance receivables	$28	$1	$13	$42
Post-modification TDR net finance receivables:
Rate reduction	$16	$1	$11	$28
Other (b)	8	—	3	11
Total post-modification TDR net finance receivables	$24	$1	$14	$39
Number of TDR accounts	5,251	157	291	5,699

Nine Months Ended September 30, 2015
Pre-modification TDR net finance receivables	$24	$5	$16	$45
Post-modification TDR net finance receivables:
Rate reduction	$11	$5	$12	$28
Other (b)	9	—	4	13
Total post-modification TDR net finance receivables	$20	$5	$16	$41
Number of TDR accounts	4,860	550	272	5,682

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended September 30, 2016
Pre-modification TDR net finance receivables	$—	$1	$1
Post-modification TDR net finance receivables	$—	$2	$2
Number of TDR accounts	—	39	39

Three Months Ended September 30, 2015
Pre-modification TDR net finance receivables *	$—	$1	$1
Post-modification TDR net finance receivables *	$—	$2	$2
Number of TDR accounts	50	33	83

Nine Months Ended September 30, 2016
Pre-modification TDR net finance receivables *	$—	$3	$3
Post-modification TDR net finance receivables *	$—	$4	$4
Number of TDR accounts	174	90	264

Nine Months Ended September 30, 2015
Pre-modification TDR net finance receivables *	$—	$4	$4
Post-modification TDR net finance receivables *	$—	$5	$5
Number of TDR accounts	50	77	127

*
Pre- and post-modification TDR personal loans held for sale for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015 were less than $1 million and, therefore, are not quantified in the table above.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended September 30, 2016
TDR net finance receivables (b)	$1	$—	$1	$2
Number of TDR accounts	355	—	13	368

Three Months Ended September 30, 2015
TDR net finance receivables (b) (c)	$1	$—	$1	$2
Number of TDR accounts	342	26	9	377

Nine Months Ended September 30, 2016
TDR net finance receivables (b) (c)	$4	$—	$3	$7
Number of TDR accounts	1,030	19	52	1,101

Nine Months Ended September 30, 2015
TDR net finance receivables (b)	$3	$1	$2	$6
Number of TDR accounts	855	122	35	1,012

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Three Months Ended September 30, 2016
TDR net finance receivables *	$—
Number of TDR accounts	4

Three Months Ended September 30, 2015
TDR net finance receivables *	$—
Number of TDR accounts	1

Nine Months Ended September 30, 2016
TDR net finance receivables	$1
Number of TDR accounts	25

Nine Months Ended September 30, 2015
TDR net finance receivables	$1
Number of TDR accounts	14

*
TDR real estate loans held for sale for the three months ended September 30, 2016 and 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR SpringCastle Portfolio loans for the nine months ended September 30, 2016 and the three months ended September 30, 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended September 30, 2016
Balance at beginning of period	$176	$—	$20	$1	$197
Provision for finance receivable losses	85	—	2	—	87
Charge-offs	(79)	—	(4)	—	(83)
Recoveries	12	—	1	—	13
Balance at end of period	$194	$—	$19	$1	$214

Three Months Ended September 30, 2015
Balance at beginning of period	$139	$3	$41	$1	$184
Provision for finance receivable losses	60	16	2	—	78
Charge-offs	(57)	(18)	(4)	—	(79)
Recoveries	10	3	2	—	15
Other (a)	(1)	—	—	—	(1)
Balance at end of period	$151	$4	$41	$1	$197

Nine Months Ended September 30, 2016
Balance at beginning of period	$173	$4	$46	$1	$224
Provision for finance receivable losses	241	14	8	—	263
Charge-offs	(253)	(17)	(10)	(1)	(281)
Recoveries	33	3	4	1	41
Other (b)	—	(4)	(29)	—	(33)
Balance at end of period	$194	$—	$19	$1	$214

Nine Months Ended September 30, 2015
Balance at beginning of period	$130	$3	$46	$1	$180
Provision for finance receivable losses	170	53	6	1	230
Charge-offs	(176)	(61)	(15)	(2)	(254)
Recoveries	28	9	4	1	42
Other (a)	(1)	—	—	—	(1)
Balance at end of period	$151	$4	$41	$1	$197

(a)	Other consists of the elimination of allowance for finance receivable losses due to the transfer of personal loans held for investment to finance receivable held for sale on September 30, 2015.

(b)	Other consists of:

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 for further information on this sale; and

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivable held for sale on June 30, 2016.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$181	$—	$—	$1	$182
Purchased credit impaired finance receivables	—	—	8	—	8
TDR finance receivables	13	—	11	—	24
Total	$194	$—	$19	$1	$214

Finance receivables:
Collectively evaluated for impairment	$4,739	$—	$129	$13	$4,881
Purchased credit impaired finance receivables	—	—	24	—	24
TDR finance receivables	36	—	48	—	84
Total	$4,775	$—	$201	$13	$4,989

Allowance for finance receivable losses as a percentage of finance receivables	4.06%	—%	9.96%	3.55%	4.30%

December 31, 2015
Allowance for finance receivable losses:
Collectively evaluated for impairment	$164	$—	$—	$1	$165
Purchased credit impaired finance receivables	—	—	12	—	12
TDR finance receivables	9	4	34	—	47
Total	$173	$4	$46	$1	$224

Finance receivables:
Collectively evaluated for impairment	$4,271	$1,340	$387	$23	$6,021
Purchased credit impaired finance receivables	—	350	42	—	392
TDR finance receivables	29	13	109	—	151
Total	$4,300	$1,703	$538	$23	$6,564

Allowance for finance receivable losses as a percentage of finance receivables	4.01%	0.25%	8.72%	3.46%	3.42%

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $166 million at September 30, 2016 and $793 million at December 31, 2015, which are carried at the lower of cost or fair value. At September 30, 2016, finance receivables held for sale consisted entirely of real estate loans, compared to $617 million of personal loans and $176 million of real estate loans at December 31, 2015. At September 30, 2016 and December 31, 2015, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

On June 30, 2016, we transferred $257 million of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In connection with the August 2016 Real Estate Loan Sale, we sold a portfolio of second lien mortgage loans with a carrying value of $250 million and recorded a net loss in other revenues of $4 million.

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

We did not have any other material transfer activity to or from finance receivables held for sale during each of the three and nine months ended September 30, 2016 and 2015.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$14	$1	$—	$15
Obligations of states, municipalities, and political subdivisions	77	2	—	79
Non-U.S. government and government sponsored entities	2	—	—	2
Corporate debt	347	8	(1)	354
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	37	—	—	37
Commercial mortgage-backed securities (“CMBS”)	37	1	—	38
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	36	—	—	36
Total bonds	550	12	(1)	561
Preferred stock (a)	6	—	—	6
Other long-term investments	1	—	—	1
Total (b)	$557	$12	$(1)	$568

December 31, 2015
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$83	$—	$(1)	$82
Obligations of states, municipalities, and political subdivisions	88	1	—	89
Corporate debt	278	2	(13)	267
Mortgage-backed, asset-backed, and collateralized:
RMBS	74	—	—	74
CMBS	44	—	—	44
CDO/ABS	30	—	(1)	29
Total bonds	597	3	(15)	585
Preferred stock (a)	6	—	(1)	5
Other long-term investments	1	—	—	1
Total (b)	$604	$3	$(16)	$591

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at September 30, 2016 and December 31, 2015, which is classified as a restricted investment and carried at cost.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

September 30, 2016
Bonds:
U.S. government and government sponsored entities	$1	$—	$—	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	17	—	2	—	19	—
Non-U.S. government and government sponsored entities	2	—	—	—	2	—
Corporate debt	49	—	10	(1)	59	(1)
RMBS	14	—	—	—	14	—
CMBS	15	—	—	—	15	—
CDO/ABS	2	—	—	—	2	—
Total bonds	100	—	12	(1)	112	(1)
Preferred stock	—	—	6	—	6	—
Other long-term investments	—	—	1	—	1	—
Total	$100	$—	$19	$(1)	$119	$(1)

December 31, 2015
Bonds:
U.S. government and government sponsored entities	$76	$(1)	$—	$—	$76	$(1)
Obligations of states, municipalities, and political subdivisions	36	—	2	—	38	—
Corporate debt	189	(13)	7	—	196	(13)
RMBS	68	—	—	—	68	—
CMBS	36	—	5	—	41	—
CDO/ABS	29	(1)	—	—	29	(1)
Total bonds	434	(15)	14	—	448	(15)
Preferred stock	—	—	6	(1)	6	(1)
Other long-term investments	1	—	—	—	1	—
Total	$435	$(15)	$20	$(1)	$455	$(16)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 90 and 198 investment securities in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at September 30, 2016, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and nine months ended September 30, 2016 and 2015, we did not recognize any other-than-temporary impairment credit losses on available-for-sale securities in investment revenues.

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$—	$1	$1	$1
Reductions:
Realized due to dispositions with no prior intention to sell	—	—	1	—
Balance at end of period	$—	$1	$—	$1

The proceeds of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Proceeds from sales and redemptions	$42	$168	$235	$372

Realized gains	$1	$4	$5	$15
Realized losses	—	—	—	(1)
Net realized gains	$1	$4	$5	$14

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2016 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$54	$55
Due after 1 year through 5 years	215	213
Due after 5 years through 10 years	36	34
Due after 10 years	145	138
Mortgage-backed, asset-backed, and collateralized securities	111	110
Total	$561	$550

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $11 million at September 30, 2016 and December 31, 2015.

TRADING AND OTHER SECURITIES

The fair value of trading and other securities by type was as follows:

(dollars in millions)	September 30, 2016	December 31, 2015

Fixed maturity trading and other securities:
Bonds
Corporate debt	$2	$10
Mortgage-backed, asset-backed, and collateralized:
CMBS	2	2
Total *	$4	$12

*	The fair value of other securities, which we have elected the fair value option, totaled $4 million at September 30, 2016 and $2 million at December 31, 2015.

The net unrealized and realized gains (losses) on our trading and other securities, which we report in investment revenues, were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net unrealized gains (losses) on trading and other securities held at period end	$(1)	$(1)	$—	$3
Net realized gains (losses) on trading and other securities sold or redeemed	1	(1)	1	(2)
Total	$—	$(2)	$1	$1

8. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain of our indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended September 30, 2016 and 2015 and $1 million for the nine months ended September 30, 2016 and 2015.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were less than $1 million for the three months ended September 30, 2016 and 2015. Costs and fees incurred for these investment management services totaled $1 million for the nine months ended September 30, 2016 and 2015.

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

9. Related Party Transactions

AFFILIATE LENDING

Notes Receivable from Parent and Affiliates

Note Receivable from SFI. SFC’s note receivable from SFI is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2016 and does not expect to demand payment from SFI in 2016. The note receivable from SFI totaled $282 million at September 30, 2016 and $389 million at December 31, 2015. The interest rate for the UPB is the lender’s cost of funds rate, which was 6.16% at September 30, 2016. Interest revenue on the note receivable from SFI totaled $4 million and $14 million for the three and nine months ended September 30, 2016, respectively, compared to $5 million and $11 million for the three and nine months ended September 30, 2015, respectively, which we report in interest income on notes receivable from parent and affiliates.

Independence Demand Note. On November 12, 2015, in connection with the closing of the OneMain Acquisition, Springleaf Financial Cash Services, Inc. (“CSI”), SFC’s wholly owned subsidiary, entered into a revolving demand note with Independence (the “Independence Demand Note”), whereby CSI agreed to make advances to Independence from time to time, with an aggregate amount outstanding not to exceed $3.55 billion. Under the Independence Demand Note, Independence is required to use the proceeds of any advance either (i) to fund a portion of the purchase price for the OneMain Acquisition or (ii) for general corporate purposes. The note is payable in full on December 31, 2019, and CSI may demand payment at any time prior to December 31, 2019. Independence may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate, which was 6.16% at September 30, 2016.

On November 12, 2015, Independence borrowed $3.4 billion under the Independence Demand Note. At December 31, 2015, the note receivable from Independence totaled $3.4 billion, which included compounded interest due to CSI.

On July 19, 2016, CSI received $344 million from Independence, as a payment of principal and interest on the Independence Demand Note.

Additionally, on July 19, 2016, CSI, Independence, and OMFH entered into an Assignment of Intercompany Demand Note (the “Note Assignment”) pursuant to which CSI sold and assigned to OMFH, and OMFH purchased and assumed from CSI, an interest in and to CSI’s right to receive $150 million principal amount outstanding under the Independence Demand Note (the “Original Note”) for a purchase price of $150 million (the “Assignment Purchase Price”). On July 20, 2016, OMFH paid the Assignment Purchase Price to CSI.

In connection with the Note Assignment discussed above, Independence exchanged the Original Note for a new intercompany demand note issued to CSI with a maximum borrowing amount not to exceed $3.4 billion (the “Cash Services Note”), and a new intercompany demand note issued to OMFH with a maximum borrowing amount not to exceed $150 million (the “OMFH Note” and together with the Cash Services Note, the “New Notes”). The New Notes provide that no advances shall be made to Independence on or after December 31, 2019 and all principal and interest shall be payable in full on December 31, 2019, unless earlier payment is demanded by CSI or OMFH.

At September 30, 2016, the note receivable from Independence relating to the Cash Services Note totaled $2.9 billion, which included compounded interest due to CSI. Interest revenue on the note receivable from Independence relating to the Cash Services Note totaled $47 million and $139 million, respectively, during the three and nine months ended September 30, 2016, which we report in interest income on notes receivable from parent and affiliates.

OneMain Demand Note. On November 15, 2015, in connection with the closing of the OneMain Acquisition, SFC entered into a revolving demand note (the “OneMain Demand Note”) with OMFH, whereby SFC agreed to make advances to OMFH from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the OneMain Demand Note, OMFH is required to use the proceeds of any advance either (i) exclusively to finance the purchase, origination, pooling, funding or carrying of receivables by OMFH or any of its restricted subsidiaries or (ii) for general corporate purposes. The note is payable in full on December 31, 2024, and SFC may demand payment with five days prior notice. OMFH may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate. At December 31, 2015, no amounts were drawn by OMFH under the note.

On July 19, 2016, SFC advanced $400 million to OMFH, under the note. On August 12, 2016, SFC amended the note to increase the maximum amount that may be advanced to $750 million. SFC received $115 million and $35 million from OMFH on September 13, 2016 and September 30, 2016, respectively, as payments of principal and interest on the OneMain Demand Note.

At September 30, 2016, the note receivable from OMFH totaled $255 million, which included compounded interest due to SFC. Interest revenue on the note receivable from OMFH totaled $5 million for the three and nine months ended September 30, 2016, which we report in interest income on notes receivable from parent and affiliates.

Receivables from Parent and Affiliates

At September 30, 2016 and December 31, 2015, receivables from parent and affiliates totaled $40 million and $9 million, respectively. Receivables from parent and affiliates also included (i) interest receivable on SFC’s note receivable from SFI previously discussed in this Note, (ii) taxes paid by SFC for all entities under the tax sharing agreement, and (iii) expenses paid by a subsidiary of SFC for the benefit of parent and affiliates. Receivables from parent and affiliates at December 31, 2015 are presented net of a payable to SFI of $12 million. Excluding this payable, receivables from parent and affiliates totaled $21 million at December 31, 2015.

Note Payable to Affiliate

On December 1, 2015, in connection with the closing of the OneMain Acquisition, OMFH entered into a revolving demand note with SFC, whereby OMFH agreed to make advances to SFC from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the note, SFC is required to use the proceeds of any advance for general corporate purposes. The note is payable in full on December 31, 2024, and OMFH may demand payment with five days prior notice. SFC may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate, which was 6.16% at September 30, 2016.

At September 30, 2016 and December 31, 2015, no amounts were drawn under the note. Interest expense on the note payable to OMFH was $1 million for the three months ended September 30, 2016 and $7 million for the nine months ended September 30, 2016, which we report in interest expense.

Payables to Parent and Affiliates

At September 30, 2016 and December 31, 2015, payables to parent and affiliates totaled $14 million and $24 million, respectively. At September 30, 2016 and December 31, 2015, Springleaf Finance Management Corporation (“SFMC”), a subsidiary of SFC, had net payables of $13 million and $19 million, respectively, to Springleaf General Services Corporation (“SGSC”), a subsidiary of SFI, related to the intercompany agreements further discussed below in this Note. At September 30, 2016 and December 31, 2015, SFMC also had a payable of $1 million to Springleaf Consumer Loan, Inc. (“SCLI”) for internet lending referral fees charged to the branch network.

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

RELATED PARTY LOAN SALE TRANSACTIONS

During the second quarter of 2016, Springleaf Consumer Loan, Inc. (“SCLI”), a subsidiary of SFI, entered into loan purchase and sale agreements with certain subsidiaries of SFC pursuant to which SCLI sold certain personal loans with an aggregate UPB at the time of sale of $89 million for an aggregate purchase price of $89 million. SCLI continues to service these loans. During the three and nine months ended September 30, 2016, SFC recorded $1 million and $2 million of service fee expenses, respectively.

INTERCOMPANY AGREEMENTS

On December 24, 2012, SGSC, a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC, and with certain other subsidiaries of SFI (collectively, the “Recipients”). SFMC’s net payable to SGSC relating to these agreements totaled $13 million at September 30, 2016 and $19 million at December 31, 2015.

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three and nine months ended September 30, 2016, SFMC recorded $58 million and $183 million, respectively, of service fee expenses, which are included in other operating expenses, compared to $55 million and $156 million for the three and nine months ended September 30, 2015, respectively.

License Agreement

The license agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three and nine months ended September 30, 2016 and 2015, SFMC recorded $1 million and $4 million, respectively, of license fees, which are included as a contra expense to other operating expenses.

Building Lease

The building lease agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three and nine months ended September 30, 2016 and 2015, SFMC recorded $1 million and $3 million, respectively, of rent charged to SGSC, which are included as a contra expense to other operating expenses.

10. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at September 30, 2016 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.50%	5.25% - 8.25%	6.00%

Fourth quarter 2016	$—	$—	$—	$—
First quarter 2017	—	—	—	—
Second quarter 2017	—	—	—	—
Third quarter 2017	—	257	—	257
Fourth quarter 2017	—	1,032	—	1,032
2018	—	—	—	—
2019	—	700	—	700
2020	—	1,300	—	1,300
2021-2067	—	950	350	1,300
Securitizations (b)	2,410	—	—	2,410
Total principal maturities	$2,410	$4,239	$350	$6,999

Total carrying amount	$2,400	$3,970	$172	$6,542
Debt issuance costs (c)	$(11)	$(15)	$—	$(26)

(a)	The interest rates shown are the range of contractual rates in effect at September 30, 2016.

(b)
Securitizations are not included in above maturities by period due to their variable monthly repayments. At September 30, 2016, there were no amounts drawn under our revolving conduit facilities. See Note 11 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $9 million at September 30, 2016 and are reported in other assets.

GUARANTY AGREEMENTS

8.25% SFC Notes

On April 11, 2016, OMH entered into a Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $1.0 billion of the 8.25% SFC Notes. As of September 30, 2016, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding. See Note 2 for further discussion of this offering.

5.25% SFC Notes

On December 3, 2014, OMH entered into the Base Indenture and the First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of September 30, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and $350 million aggregate principal amount of a junior subordinated debenture, on a junior subordinated basis, issued by SFC (collectively, the “Other SFC Notes”). The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of September 30, 2016, approximately $2.9 billion aggregate principal amount of the Other SFC Notes were outstanding.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$2	$7
Finance receivables:
Personal loans	2,603	3,621
SpringCastle Portfolio	—	1,703
Allowance for finance receivable losses	103	128
Finance receivables held for sale	—	435
Restricted cash and cash equivalents	166	282
Other assets	9	48

Liabilities
Long-term debt	$2,400	$5,513
Other liabilities	4	9

SECURITIZATION TRANSACTIONS

Auto Loan Securitization

ODART 2016-1 Securitization. On July 19, 2016, we completed a private securitization transaction in which OneMain Direct Auto Receivables Trust 2016-1 (“ODART 2016-1”), a wholly owned special purpose vehicle of SFC, issued $754 million principal amount of notes backed by direct auto loans with an aggregate UPB of $754 million as of June 30, 2016. $700 million principal amount of the notes issued by ODART 2016-1, represented by Classes A, B and C, were sold to unaffiliated parties at a weighted average interest rate of 2.27%, and $54 million principal amount of Class D notes were retained. The maturity dates of the notes occur on January 15, 2021 for the Class A, May 17, 2021 for the Class B, September 15, 2021 for the Class C and February 15, 2023 for the Class D. The first principal and interest payment on the notes was due on August 15, 2016. The indenture governing the ODART 2016-1 notes contains events of default which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

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

Conduit Facilities

As of September 30, 2016, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

First Avenue Funding LLC (a)	$250	$—	June 2018
Midbrook 2013-VFN1 Trust (b)	300	—	February 2018
Mill River 2015-VFN1 Trust (c)	100	—	May 2018
Second Avenue Funding LLC	250	—	June 2018
Springleaf 2013-VFN1 Trust (d)	850	—	January 2018
Sumner Brook 2013-VFN1 Trust	350	—	January 2018
Whitford Brook 2014-VFN1 Trust (e)	250	—	June 2018
Total	$2,350	$—

(a)
First Avenue Funding LLC. On June 30, 2016, we amended the note purchase agreement with the First Avenue Funding LLC (“First Avenue”) to extend the revolving period ending in March 2018 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying direct auto loans and will be due and payable in full 12 months following the maturity of the last direct auto loan held by First Avenue.

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

(d)
Springleaf 2013-VFN1 Trust. On January 21, 2016, we amended the note purchase agreement with the Springleaf 2013-VFN1 Trust to (i) increase the maximum principal balance from $350 million to $850 million and (ii) extend the revolving period ending in April 2017 to January 2018, which may be extended to January 2019, subject to the satisfaction of customary conditions precedent. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period.

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

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and nine months ended September 30, 2016 totaled $25 million and $97 million, respectively, compared to $49 million and $136 million for the three and nine months ended September 30, 2015, respectively.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

As a result of the sales of the mortgage-backed retained certificates during 2014, we (i) deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt and (ii) established a reserve for sales recourse obligations of $6 million related to these sales. At September 30, 2016, this reserve totaled $6 million. We had no repurchase activity associated with these sales as of September 30, 2016. See Note 14 for further information on the total reserve for sales recourse obligations relating to our real estate loan sales, including the sales of the mortgage-backed retained certificates.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2016
Balance at beginning of period	$4	$(19)	$4	$(11)
Other comprehensive income (loss) before reclassifications	4	—	—	4
Reclassification adjustments from accumulated other comprehensive income (loss)	(1)	—	(5)	(6)
Balance at end of period	$7	$(19)	$(1)	$(13)

Three Months Ended September 30, 2015
Balance at beginning of period	$2	$(13)	$4	$(7)
Other comprehensive loss before reclassifications	(2)	—	—	(2)
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Balance at end of period	$(2)	$(13)	$4	$(11)

Nine Months Ended September 30, 2016
Balance at beginning of period	$(9)	$(19)	$4	$(24)
Other comprehensive income (loss) before reclassifications	19	—	—	19
Reclassification adjustments from accumulated other comprehensive income (loss)	(3)	—	(5)	(8)
Balance at end of period	$7	$(19)	$(1)	$(13)

Nine Months Ended September 30, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(5)	—	—	(5)
Reclassification adjustments from accumulated other comprehensive income (loss)	(9)	—	—	(9)
Balance at end of period	$(2)	$(13)	$4	$(11)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$2	$4	$5	$14
Income tax effect	(1)	(2)	(2)	(5)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	1	2	3	9

Unrealized gains on foreign currency translation adjustments:
Reclassification from accumulated other comprehensive income (loss) to other revenues	5	—	5	—
Total	$6	$2	$8	$9

13. Income Taxes

At September 30, 2016, we had a net deferred tax liability of $27 million, compared to $113 million at December 31, 2015. The decrease in net deferred tax liability of $86 million was primarily due to changes in the fair value of our finance receivables and purchase accounting for debt writedown, partially offset by the impact of the SpringCastle Interests Sale.

The effective tax rate for the nine months ended September 30, 2016 was 33.6%, compared to 11.6% for the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio, partially offset by the effect of state income taxes. The effective tax rate for the nine months ended September 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

The Company’s unrecognized tax positions, including interest and penalties, totaled $10 million and $9 million at September 30, 2016 and December 31, 2015, respectively, all of which would affect the effective tax rate if recognized. The amount of any change in the balance of uncertain tax positions over the next 12 months is not expected to be material to our consolidated financial statements.

14. Contingencies

LEGAL CONTINGENCIES

In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with our activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While we will continue to evaluate legal actions to determine whether a loss is reasonably possible or probable and is reasonably estimable, there can be no assurance that material losses will not be incurred from pending, threatened or future litigation, investigations, examinations, or other claims.

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

SALES RECOURSE OBLIGATIONS

Real Estate Loan Sales

At September 30, 2016, our reserve for sales recourse obligations totaled $14 million, which primarily related to the real estate loan sales in 2014. During the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, we had no repurchase activity related to our real estate loan sales in 2014. For the nine months ended September 30, 2015, we repurchased 13 loans, totaling $1 million, associated with the real estate loan sales in 2014. At September 30, 2016, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

The activity in our reserve for sales recourse obligations primarily associated with the real estate loan sales during 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015

Balance at beginning of period	$15	$18	$15	$24
Recourse losses	—	—	—	(5)
Provision for recourse obligations, net of recoveries *	(1)	—	(1)	(1)
Balance at end of period	$14	$18	$14	$18

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

We did not establish a reserve for sales recourse obligations associated with the August 2016 Real Estate Loan Sale.

Lendmark Sale

We did not establish a reserve for sales recourse obligations associated with the personal loans sold to Lendmark in May of 2016 due to the higher credit quality of the personal loans sold.

15. Benefit Plans

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Components of net periodic benefit cost - pension plans:
Interest cost	$4	$4	$12	$12
Expected return on assets	(5)	(5)	(13)	(14)
Net periodic benefit cost	$(1)	$(1)	$(1)	$(2)

We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At September 30, 2016, our three segments included:

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized operations. We also offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. Branch operations primarily conduct business in 28 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch operations or through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), our centralized operations originate the loan.

•
Acquisitions and Servicing — SFI services the SpringCastle Portfolio that was acquired by an indirect subsidiary of OMH through a joint venture in which SFC previously owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the sale of our equity interest in the SpringCastle Joint Venture. These loans consist of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. Unless SFI is terminated, SFI will continue to provide the servicing for these loans pursuant to a servicing agreement, which SFI services as unsecured loans because the liens are subordinated to superior ranking security interests.

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

The remaining components (which we refer to as “Other”) consist of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our three segments. These operations include: (i) our legacy operations in 14 states where we also ceased branch-based personal lending; (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of our United Kingdom subsidiary, prior to its liquidation on August 16, 2016.

The accounting policies of the segments are the same as those disclosed in Note 3 to the consolidated financial statements of our 2015 Annual Report on Form 10-K, except as described below.

Due to the nature of the Fortress Acquisition, we applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a “Segment Accounting Basis,” which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables at acquisition, as well as the amortization/accretion in future periods). These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis on which management evaluates segment performance.

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisitions and Servicing - This segment includes interest expense specifically identified to the SpringCastle Portfolio.
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
The net effect of the change in debt allocation and asset base methodologies for the three months ended September 30, 2015, had it been in place as of the beginning of the year, would be an increase in interest expense of $59 million for Consumer and Insurance and a decrease in interest expense of $44 million and $15 million for Real Estate and Other, respectively.

The net effect of the change in debt allocation and asset base methodologies for the nine months ended September 30, 2015, had it been in place as of the beginning of the year, would be an increase in interest expense of $179 million for Consumer and Insurance and a decrease in interest expense of $134 million and $45 million for Real Estate and Other, respectively.

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
Asset base represented the following:
● Consumer and Insurance - average net finance receivables, including average net finance receivables held for sale;
● Real Estate - average net finance receivables, including average net finance receivables held for sale, cash and cash equivalents, investments including proceeds from Real Estate sales; and
● Other - average net finance receivables other than the periods listed below:
●  May 2015 to the OneMain Acquisition - average net finance receivables and cash and cash equivalents, less proceeds from equity issuance in 2015, operating cash reserve and cash included in other segments.

● February 2015 to April 2015 - average net finance receivables and cash and cash equivalents, less operating cash reserve and cash included in other segments.
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

Other expenses
Salaries and benefits - Directly correlated with a specific segment. Other salaries and benefits not directly correlated with a specific segment are allocated to each of the segments based on services provided.

Other operating expenses - Directly correlated with a specific segment. Other operating expenses not directly correlated with a specific segment are allocated to each of the segments based on services provided.

Insurance policy benefits and claims - Directly correlated with a specific segment.

The “Segment to GAAP Adjustment” column in the following tables primarily consists of:

•
Interest income - reverses the impact of premiums/discounts on non-impaired purchased finance receivables and the interest income recognition under guidance in Accounting Standards Codification (“ASC”) 310-20, Nonrefundable Fees and Other Costs, and reestablishes interest income recognition on a historical cost basis;

•	Interest expense - reverses the impact of premiums/discounts on acquired long-term debt and reestablishes interest expense recognition on a historical cost basis;

•
Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis and reverses the impact of recognition of net charge-offs on purchased credit impaired finance receivables and reestablishes the net charge-offs on a historical cost basis;

•	Other revenues - reestablishes the historical cost basis of mark-to-market adjustments on finance receivables held for sale and on realized gains/losses associated with our investment portfolio; and

•
Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets and including amortization of other historical deferred costs.

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2016
Interest income	$291	$—	$10	$1	$1	$303
Interest expense	105	—	8	1	21	135
Provision for finance receivable losses	84	—	1	—	2	87
Net interest income after provision for finance receivable losses	102	—	1	—	(22)	81
Other revenues	53	—	(12)	50	16	107
Other expenses	146	—	8	1	—	155
Income (loss) before provision for (benefit from) income taxes	$9	$—	$(19)	$49	$(6)	$33

Three Months Ended September 30, 2015
Interest income	$289	$112	$17	$1	$3	$422
Interest expense	43	22	58	16	32	171
Provision for finance receivable losses	62	16	(4)	—	4	78
Net interest income (loss) after provision for finance receivable losses	184	74	(37)	(15)	(33)	173
Other revenues	55	—	(2)	4	(8)	49
Other expenses	157	14	8	2	1	182
Income (loss) before provision for (benefit from) income taxes	82	60	(47)	(13)	(42)	40
Income before provision for income taxes attributable to non-controlling interests	—	32	—	—	—	32
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$82	$28	$(47)	$(13)	$(42)	$8

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Nine Months Ended September 30, 2016
Interest income	$897	$102	$40	$3	$—	$5	$1,047
Interest expense	299	20	35	8	—	67	429
Provision for finance receivable losses	240	14	5	—	—	4	263
Net interest income (loss) after provision for finance receivable losses	358	68	—	(5)	—	(66)	355
Net gain on sale of SpringCastle interests	—	167	—	—	—	—	167
Other revenues (a)	169	—	(30)	152	—	11	302
Other expenses	487	15	22	—	—	(1)	523
Income (loss) before provision for (benefit from) income taxes	40	220	(52)	147	—	(54)	301
Income before provision for income taxes attributable to non-controlling interests	—	28	—	—	—	—	28
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$40	$192	$(52)	$147	$—	$(54)	$273

Assets	$5,529	$—	$371	$3,698	$—	$(91)	$9,507

At or for the Nine Months Ended September 30, 2015
Interest income	$810	$350	$52	$6	$—	$9	$1,227
Interest expense	119	67	177	48	(5)	94	500
Provision for finance receivable losses	170	53	(7)	1	—	13	230
Net interest income (loss) after provision for finance receivable losses	521	230	(118)	(43)	5	(98)	497
Other revenues	161	5	4	10	(5)	(13)	162
Other expenses	448	45	24	17	—	3	537
Income (loss) before provision for (benefit from) income taxes	234	190	(138)	(50)	—	(114)	122
Income before provision for income taxes attributable to non-controlling interests	—	98	—	—	—	—	98
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Finance Corporation	$234	$92	$(138)	$(50)	$—	$(114)	$24

Assets (b)	$5,388	$1,872	$3,551	$1,471	$—	$(19)	$12,263

(a)
Other revenues reported in “Other” primarily includes interest income on the Cash Services Note (previously referred to as the “Independence Demand Note”) and on SFC’s note receivable from SFI. See Note 9 for further information on the notes receivable from parent and affiliates.

(b)
In connection with our policy integration with OneMain, we report unearned insurance premium and claim reserves related to finance receivables (previously reported in insurance claims and policyholder liabilities) as a contra-asset to net finance receivables, which totaled $240 million at September 30, 2015.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2016
Assets
Cash and cash equivalents	$233	$39	$—	$272	$272
Investment securities	—	571	2	573	573
Net finance receivables, less allowance for finance receivable losses	—	—	5,149	5,149	4,775
Finance receivables held for sale	—	—	166	166	166
Notes receivable from parent and affiliates	—	3,482	—	3,482	3,482
Restricted cash and cash equivalents	176	—	—	176	176
Other assets:
Commercial mortgage loans	—	—	45	45	45
Escrow advance receivable	—	—	9	9	9
Receivables from parent and affiliates	—	40	—	40	40
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$7,038	$—	$7,038	$6,542
Payables to parent and affiliates	—	14	—	14	14

December 31, 2015
Assets
Cash and cash equivalents	$321	$—	$—	$321	$321
Investment securities	—	602	2	604	604
Net finance receivables, less allowance for finance receivable losses	—	—	6,897	6,897	6,340
Finance receivables held for sale	—	—	819	819	793
Notes receivable from parent and affiliates	—	3,804	—	3,804	3,804
Restricted cash and cash equivalents	295	—	—	295	295
Other assets:
Commercial mortgage loans	—	—	62	62	62
Escrow advance receivable	—	—	11	11	11
Receivables from parent and affiliates	—	9	—	9	9
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$9,998	$—	$9,998	$9,582
Payables to parent and affiliates	—	24	—	24	24

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2016
Assets
Cash equivalents in mutual funds	$123	$—	$—	$123
Cash equivalents securities	—	39	—	39
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	15	—	15
Obligations of states, municipalities, and political subdivisions	—	79	—	79
Non-U.S. government and government sponsored entities	—	2	—	2
Corporate debt	—	354	—	354
RMBS	—	37	—	37
CMBS	—	38	—	38
CDO/ABS	—	36	—	36
Total bonds	—	561	—	561
Preferred stock	—	6	—	6
Other long-term investments	—	—	1	1
Total available-for-sale securities *	—	567	1	568
Other securities
Bonds:
Corporate debt	—	2	—	2
CMBS	—	2	—	2
Total other securities	—	4	—	4
Total investment securities	—	571	1	572
Restricted cash in mutual funds	163	—	—	163
Total	$286	$610	$1	$897

*
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at September 30, 2016, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2015
Assets
Cash equivalents in mutual funds	$224	$—	$—	$224
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	82	—	82
Obligations of states, municipalities, and political subdivisions	—	89	—	89
Corporate debt	—	267	—	267
RMBS	—	74	—	74
CMBS	—	44	—	44
CDO/ABS	—	29	—	29
Total bonds	—	585	—	585
Preferred stock	—	5	—	5
Other long-term investments	—	—	1	1
Total available-for-sale securities (a)	—	590	1	591
Trading and other securities
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

We had no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2016.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3	Transfers out of Level 3 (b)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended September 30, 2016
Investment securities:
Available-for-sale securities
Other long-term investments	$1	$—	$—	$—	$—	$—	$1
Total	$1	$—	$—	$—	$—	$—	$1

Three Months Ended September 30, 2015
Investment securities:
Available-for-sale securities
Preferred stock	$—	$—	$—	$10	$—	$—	$10
Other long-term investments	1	—	—	—	—	—	1
Total	$1	$—	$—	$10	$—	$—	$11

Nine Months Ended September 30, 2016
Investment securities:
Available-for-sale securities
Other long-term investments	$1	$—	$—	$—	$—	$—	$1
Total	$1	$—	$—	$—	$—	$—	$1

Nine Months Ended September 30, 2015
Investment securities:
Available-for-sale securities
Bonds:
Corporate debt	$4	$—	$—	$(4)	$—	$—	$—
CMBS	3	—	—	—	—	(3)	—
Total bonds	7	—	—	(4)	—	(3)	—
Preferred stock	—	—	—	10	—	—	10
Other long-term investments	1	—	—	—	—	—	1
Total	$8	$—	$—	$6	$—	$(3)	$11

(a)	The detail of purchases and settlements is presented in the table below:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Investment securities:
Purchases
Available-for-sale securities
Preferred stock	$—	$10	$—	$10
Settlements
Available-for-sale securities
Bonds:
Corporate debt	—	—	—	(4)
Total	$—	$10	$—	$6

(b)	During the nine months ended September 30, 2015, we transferred CMBS securities totaling $3 million out of Level 3 primarily related to the greater observability of pricing inputs.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs was reasonably available to us at September 30, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2016	December 31, 2015
RMBS	Discounted cash flows	Spread	—	665 bps (a)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	(b)	(b)

(a)	At December 31, 2015, RMBS consisted of one bond, which was less than $1 million.

(b)
We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs for other long-term investments. As a result, the weighted average ranges of the inputs for these investment securities are not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. Level 3 broker-priced instruments, including RMBS (except for the one bond described in note (a) above), CMBS, and CDO/ABS, are excluded from the table above because the unobservable inputs are not reasonably available to us.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *
(dollars in millions)	Level 1	Level 2	Level 3	Total

September 30, 2016
Assets
Finance receivables held for sale	$—	$—	$157	$157
Real estate owned	—	—	6	6
Commercial mortgage loans	—	—	3	3
Total	$—	$—	$166	$166

December 31, 2015
Assets
Real estate owned	$—	$—	$11	$11
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$19	$19

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Assets
Finance receivables held for sale	$—	$—	$5	$—
Real estate owned	1	1	2	3
Commercial mortgage loans	(1)	—	—	(2)
Total	$—	$1	$7	$1

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our Real Estate segment to their fair value during the second quarter of 2016 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three and nine months ended September 30, 2016 and 2015 and recorded the writedowns in other revenues. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs, as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value for the three and nine months ended September 30, 2016 and 2015 and recorded the net impairments in investment revenues.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned and commercial mortgage loans are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third-party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015 was as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2016	December 31, 2015
Finance receivables held for sale	Income approach	Market value for similar type loan transactions to obtain a price point	*	—
Real estate owned	Market approach	Third-party valuation	*	*
Commercial mortgage loans	Market approach Income approach Cost approach	Local market conditions Nature of investment Comparable property sales Operating performance	*	*

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At September 30, 2016, we had no debt carried at fair value under the fair value option.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	various uncertainties and risks in connection with the OneMain Acquisition which may result in an adverse impact on us;

•	various risks relating to the Lendmark Sale, in connection with the previously disclosed Settlement Agreement with the DOJ;

•	risks relating to continued compliance with the Settlement Agreement;

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

•
war, acts of terrorism, riots, civil disruption, pandemics, disruptions in the operation of our information systems, cyber-attacks or other security breaches, or other events disrupting business or commerce;

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

•	risks related to the acquisition or sale of loan portfolios, including delinquencies, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers;

•	risks associated with our insurance operations;

•
the inability to successfully implement our growth strategy for our consumer lending business as well as successfully acquiring portfolios of consumer loans, pursuing acquisitions, and/or establishing joint ventures;

•	declines in collateral values or increases in actual or projected delinquencies or credit losses;

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

•	our continued ability to access the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•	our ability to comply with our debt covenants;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	any material impairment or write-down of the value of our assets;

•	the effects of any downgrade of our debt ratings by credit rating agencies, which could have a negative impact on our cost of and/or access to capital;

•
our substantial indebtedness, which could prevent us from meeting our obligations under our debt instruments and limit our ability to react to changes in the economy or our industry, or our ability to incur additional borrowings;

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices;

•	changes in accounting principles and policies or changes in accounting estimates;

•	any failure or inability to achieve the SpringCastle Portfolio performance requirements set forth in the SpringCastle Interests Sale purchase agreement; and

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

Overview

Springleaf is a branch-based consumer finance company providing personal loans primarily to non-prime customers through its network of over 700 branch offices in 28 states as of September 30, 2016 and on a centralized basis as part of its centralized operations and our iLoan platform (our online consumer loan origination business). We also write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to five years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At September 30, 2016, we had over 941,000 personal loans, representing $4.8 billion of net finance receivables, of which 81% were secured by collateral, compared to 890,000 personal loans totaling $4.3 billion at December 31, 2015, of which 74% were secured by collateral. Personal loans held for sale totaled $617 million at December 31, 2015.

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

Our products also included the SpringCastle Portfolio at December 31, 2015, as described below:

•
SpringCastle Portfolio — SFI services the SpringCastle Portfolio that was acquired by an indirect subsidiary of OMH through a joint venture in which SFC previously owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the SpringCastle Interests Sale. These loans consisted of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless SFI is terminated, SFI will continue to provide the servicing for these loans pursuant to a servicing agreement, which SFI services as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests.

Our non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.3 billion real estate loans held for sale, and in connection with the August 2016 Real Estate Loan Sale, we sold a portfolio of second lien mortgage loans with a carrying value of $250 million. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At September 30, 2016, we had $201 million of real estate loans held for investment, of which 94% were secured by first mortgages, compared to $538 million at December 31, 2015, of which 38% were secured by first mortgages. Real estate loans held for sale totaled $166 million and $176 million at September 30, 2016 and December 31, 2015, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At September 30, 2016, we had three operating segments:

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

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless SFI is terminated, SFI will remain as servicer of the SpringCastle Portfolio under the servicing agreement for the SpringCastle Funding Trust.

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

REAL ESTATE LOAN SALE

In connection with the August 2016 Real Estate Loan Sale, we sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million and recorded a net loss in other revenues at the time of sale of $4 million. The proceeds from this sale, together with cash on hand, were used to pay off $375 million aggregate principal amount of our senior notes that matured in the third quarter of 2016. Unless we are terminated or we resign as servicer, we will continue to service the loans included in this sale pursuant to a servicing agreement. The purchase and sale agreement and the servicing agreement include customary representations and warranties and indemnification provisions.

LIQUIDATION OF UNITED KINGDOM SUBSIDIARY

On August 16, 2016, we liquidated our United Kingdom subsidiary, Ocean Finance and Mortgages Limited, which had previously ceased originating real estate loans in 2012. In connection with this liquidation, we recorded a net gain in other revenues on the date of liquidation of $5 million resulting from a net realized foreign currency translation gain.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance and believe the strong credit quality of our loan portfolio will continue as the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of secured loan originations, driven by our strategy to increase the proportion of our loan originations that are secured loans in order to mitigate credit risk exposure and the migration of customer activity from traditional channels, such as direct mail to online channels (primarily serviced through our branch network), where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

In addition, with an experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities of strengthening our capital base through the following key initiatives:

•	Reducing leverage;

•	Maintaining a strong liquidity level and diversified funding sources; and

•	Optimizing non-core assets.

Results of Operations

CONSOLIDATED RESULTS

See the table below for our consolidated operating results and selected financial statistics. A further discussion of our operating results for each of our operating segments is provided under “Segment Results” below.

(dollars in millions)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$303	$422	$1,047	$1,227
Interest expense	135	171	429	500
Provision for finance receivable losses	87	78	263	230
Net interest income after provision for finance receivable losses	81	173	355	497
Net gain on sale of SpringCastle interests	—	—	167	—
Other revenues	107	49	302	162
Other expenses	155	182	523	537
Income before provision for income taxes	33	40	301	122
Provision for income taxes	10	5	101	14
Net income	23	35	200	108
Net income attributable to non-controlling interests	—	32	28	98
Net income attributable to SFC	$23	$3	$172	$10

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$4,989	$6,368
Number of accounts			949,097	1,125,541
Finance receivables held for sale:
Net finance receivables			$166	$789
Number of accounts			3,191	147,675
Finance receivables held for investment and held for sale: (a)
Average net receivables (b)	$4,942	$6,873	$5,789	$6,677
Yield (b)	23.81%	24.14%	23.80%	24.28%
Gross charge-off ratio (b)	6.56%	4.60%	6.46%	5.08%
Recovery ratio (b)	(1.03)%	(0.85)%	(0.93)%	(0.83)%
Net charge-off ratio (b)	5.53%	3.75%	5.53%	4.25%
Delinquency ratio (b)			3.64%	3.53%
Origination volume	$868	$1,160	$2,845	$3,234
Number of accounts originated	148,163	212,707	471,460	586,973

(a)	Includes personal loans held for sale, but excludes real estate loans held for sale in order to be comparable with our segment statistics disclosed in “Segment Results.”

(b)	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

Comparison of Consolidated Results for the Three Months Ended September 30, 2016 and 2015

Interest income decreased for the three months ended September 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended September 30, 2016 compared to 2015
Decrease in average net receivables	$(108)
Decrease in yield	(13)
Increase in interest income on finance receivables held for sale	2
Total	$(119)

•
Average net receivables decreased for the three months ended September 30, 2016 primarily due to (i) the SpringCastle Interests Sale, (ii) the Lendmark Sale, and (iii) our liquidating real estate loan portfolio, including the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016. This decrease was partially offset by the continued growth of our loan portfolio (primarily of our secured personal loans).

•
Yield decreased for the three months ended September 30, 2016 primarily due to (i) the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans, and (ii) the August 2016 Real Estate Loan Sale of second lien mortgage loans, which generally had higher yields relative to our remaining real estate loans.

•
Interest income on finance receivables held for sale increased for the three months ended September 30, 2016 primarily due to the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016, which were sold on August 3, 2016.

Interest expense decreased for the three months ended September 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended September 30, 2016 compared to 2015
Decrease in average debt	$(48)
Increase in weighted average interest rate	11
Interest expense on note payable to affiliate	1
Total	$(36)

•
Average debt decreased for the three months ended September 30, 2016 primarily due to (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net debt repurchases and repayment during the past 12 months relating to our consumer securitization transactions and conduit facilities. This decrease was partially offset by net unsecured debt issued during the past 12 months. See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt increased for the three months ended September 30, 2016 primarily due to (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness. The increase was partially offset by the repurchase of $600 million unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes.

•
Interest expense on note payable to affiliate resulted from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information on this note.

Provision for finance receivable losses increased $9 million for the three months ended September 30, 2016 when compared to the same period in 2015 primarily due to higher net charge-offs on our personal loans reflecting growth during the past 12 months. This increase was partially offset by the absence of net charge-offs on the previously owned SpringCastle Portfolio.

Other revenues increased $58 million for the three months ended September 30, 2016 when compared to the same period in 2015 primarily due to the net of (i) higher interest income on notes receivable from parent and affiliates of $51 million primarily reflecting interest income on the Cash Services Note (previously referred to as the “Independence Demand Note”) during the 2016 period, (ii) foreign currency translation adjustment gain of $5 million in the 2016 period resulting from the liquidation of our United Kingdom subsidiary, (iii) lower net charge-offs on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts of $3 million during the 2016 period, and (iv) net loss on the August 2016 Real Estate Loan Sale of $4 million in the 2016 period.

Other expenses decreased $27 million for the three months ended September 30, 2016 when compared to the same period in 2015 due to the net of the following:

•	Salaries and benefits decreased $5 million for the three months ended September 30, 2016 primarily due to a decrease in average staffing as a result of the Lendmark Sale in May of 2016.

•
Other operating expenses decreased $12 million for the three months ended September 30, 2016 primarily due to three months of servicing expenses for the SpringCastle Portfolio totaling $13 million during the 2015 period.

•	Insurance policy benefits and claims decreased $10 million for the three months ended September 30, 2016 primarily due to favorable variances in benefit reserves during the 2016 period.

Provision for income taxes totaled $10 million for the three months ended September 30, 2016 compared to $5 million for the same period in 2015. The effective tax rate for the three months ended September 30, 2016 was 29.6% compared to 13.6% for the same period in 2015. The effective tax rate for the three months ended September 30, 2016 differed from the federal statutory rate primarily due to the effect of discrete tax benefits from our early implementation of ASU 2016-09 (see Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on this ASU) and the income tax treatment of the net realized foreign currency translation gain arising from our United Kingdom subsidiary liquidation. The effective tax rate for the three months ended September 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2016 and 2015

Interest income decreased for the nine months ended September 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Nine Months Ended September 30, 2016 compared to 2015
Decrease in average net receivables	$(217)
Decrease in yield	(24)
Increase in number of days in 2016	3
Increase in interest income on finance receivables held for sale	58
Total	$(180)

•
Average net receivables decreased for the nine months ended September 30, 2016 primarily due to (i) the SpringCastle Interests Sale, (ii) the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, and (iii) our liquidating real estate loan portfolio, including the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016. This decrease was partially offset by the continued growth of our loan portfolio (primarily of our secured personal loans).

•
Yield decreased for the nine months ended September 30, 2016 primarily due to (i) the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans, and (ii) the August 2016

Real Estate Loan Sale of second lien mortgage loans, which generally had higher yields relative to our remaining real estate loans.

•
Interest income on finance receivables held for sale increased for the nine months ended September 30, 2016 primarily due to (i) the transfer of $608 million of our personal loans to held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016, and (ii) the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016, which were sold on August 3, 2016.

Interest expense decreased for the nine months ended September 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Nine Months Ended September 30, 2016 compared to 2015
Decrease in average debt	$(86)
Increase in weighted average interest rate	8
Interest expense on note payable to affiliate	7
Total	$(71)

•
Average debt decreased for the nine months ended September 30, 2016 primarily due to (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net debt repurchases and repayment during the past 12 months relating to our consumer securitization transactions and conduit facilities. This decrease was partially offset by net unsecured debt issued during the past 12 months. See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt increased for the nine months ended September 30, 2016 primarily due to (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness. The increase was partially offset by the repurchase of $600 million unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes.

•
Interest expense on note payable to affiliate resulted from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information on this note.

Provision for finance receivable losses increased $33 million for the nine months ended September 30, 2016 when compared to the same period in 2015 primarily due to higher net charge-offs on our personal loans reflecting growth during the past 12 months. This increase was partially offset by (i) lower net charge-offs on the previously owned SpringCastle Portfolio reflecting the SpringCastle Interests Sale and the improved central servicing performance as the acquired portfolio matured under our ownership and (ii) lower net charge-offs on our real estate loans reflecting the liquidating status of the real estate loan portfolio and the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016.

Net gain on sale of SpringCastle interests of $167 million for the nine months ended September 30, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the sale.

Other revenues increased $140 million for the nine months ended September 30, 2016 when compared to the same period in 2015 due to the net of (i) increase in interest income on notes receivable from parent and affiliates of $147 million reflecting interest income on the Cash Services Note during the 2016 period and higher interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the 2016 period to fund the operations of its subsidiaries, (ii) net gain on sales of personal and real estate loans of $18 million in the 2016 period, (iii) increase in insurance revenues of $6 million during the 2016 period reflecting higher earned credit premiums, (iv) foreign currency translation adjustment gain of $5 million in the 2016 period resulting from the liquidation of our United Kingdom subsidiary, (v) decrease in investment revenues of $21 million during the 2016 period primarily due to lower realized gains on the sale of investment securities and a decrease in invested assets, and (vi) net loss on repurchases and repayments of debt of $16 million in the 2016 period.

Other expenses decreased $14 million for the nine months ended September 30, 2016 when compared to the same period in 2015 primarily due to the net of the following:

•
Salaries and benefits decreased $1 million for the nine months ended September 30, 2016 primarily due to non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock by the Initial Stockholder. This decrease was partially offset by an increase in average staffing during the 2016 period prior to the Lendmark Sale.

•
Other operating expenses increased $1 million for the nine months ended September 30, 2016 primarily due to (i) an increase in professional fees of $10 million during the 2016 period primarily reflecting debt refinance costs, (ii) an increase in information technology expenses of $7 million during the 2016 period, (iii) a decrease in deferred origination costs of $7 million, and (iv) an increase in advertising expenses of $7 million during the 2016 period. This increase was partially offset by six additional months of servicing expenses for the SpringCastle Portfolio totaling $29 million during the 2015 period.

•	Insurance policy benefits and claims decreased $14 million for the nine months ended September 30, 2016 primarily due to favorable variances in benefit reserves during the 2016 period.

Provision for income taxes totaled $101 million for the nine months ended September 30, 2016 compared to $14 million for the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 was 33.6% compared to 11.6% for the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio, partially offset by the effect of state income taxes. The effective tax rate for the nine months ended September 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio. The effective tax rate for the nine months ended September 30, 2016 differed from the same period in 2015 primarily due to the SpringCastle Interests Sale. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

NON-GAAP FINANCIAL MEASURES

Segment Accounting Basis

We report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables at acquisition, as well as the amortization/accretion in future periods). These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a complete discussion of our segment accounting. We believe the Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis on which management evaluates segment performance.

The reconciliations of income before provision for income taxes attributable to SFC on a GAAP basis (purchase accounting) to the same amounts under a Segment Accounting Basis were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income before provision for income taxes attributable to SFC - GAAP basis	$33	$8	$273	$24
GAAP to Segment Accounting Basis adjustments: (a) (b)
Interest income	(1)	(3)	(5)	(9)
Interest expense	21	32	67	94
Provision for finance receivable losses	2	4	4	13
Other revenues	(16)	8	(11)	13
Other expenses	—	1	(1)	3
Income before provision for income taxes attributable to SFC - Segment Accounting Basis	$39	$50	$327	$138

(a)	The GAAP to Segment Accounting Basis adjustments primarily consists of:

•
Interest income - reverses the impact of premiums/discounts on non-impaired purchased finance receivables and the interest income recognition under guidance in ASC 310-20, Nonrefundable Fees and Other Costs, and reestablishes interest income recognition on a historical cost basis;

•	Interest expense - reverses the impact of premiums/discounts on acquired long-term debt and reestablishes interest expense recognition on a historical cost basis;

•
Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis and reverses the impact of recognition of net charge-offs on purchased credit impaired finance receivables and reestablishes the net charge-offs on a historical cost basis;

•	Other revenues - reestablishes the historical cost basis of mark-to-market adjustments on finance receivables held for sale and on realized gains/losses associated with our investment portfolio; and

•
Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets and including amortization of other historical deferred costs.

(b)	Purchase accounting was not elected at the segment level.

We also report selected financial statistics relating to the net finance receivables and credit quality of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a Segment Accounting Basis.

Adjusted Pretax Earnings (Loss)

Management uses adjusted pretax earnings (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax earnings (loss) represents income (loss) before provision for (benefit from) income taxes on a Segment Accounting Basis and excludes net gain (loss) on sales of personal and real estate loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from accelerated repayment and repurchases of long-term debt, debt refinance costs, and net loss on liquidation of our United Kingdom subsidiary. Management believes adjusted pretax earnings (loss) is useful in assessing the profitability of our segments and uses adjusted pretax earnings (loss) in evaluating our operating performance. Adjusted pretax earnings (loss) is a non-GAAP measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before provision for (benefit from) income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before provision for (benefit from) income taxes attributable to SFC on a Segment Accounting Basis to adjusted pretax earnings (loss) (non-GAAP) were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Consumer and Insurance
Income before provision for income taxes - Segment Accounting Basis	$9	$82	$40	$234
Adjustments:
Net gain on sale of personal loans	—	—	(22)	—
Net loss on repurchases and repayments of debt	—	—	7	—
Debt refinance costs	—	—	4	—
Adjusted pretax earnings (non-GAAP)	$9	$82	$29	$234

Acquisitions and Servicing
Income before provision for income taxes attributable to SFC - Segment Accounting Basis	$—	$28	$192	$92
Adjustments:
Net gain on sale of SpringCastle interests	—	—	(167)	—
SpringCastle transaction costs	—	—	1	—
Adjusted pretax earnings attributable to SFC (non-GAAP)	$—	$28	$26	$92

Real Estate
Loss before benefit from income taxes - Segment Accounting Basis	$(19)	$(47)	$(52)	$(138)
Adjustments:
Net loss on sale of real estate loans	12	—	12	—
Net loss on repurchases and repayments of debt	—	—	1	—
Debt refinance costs	—	—	1	—
Adjusted pretax loss (non-GAAP)	$(7)	$(47)	$(38)	$(138)

Other
Income (loss) before provision for (benefit from) income taxes - Segment Accounting Basis	$49	$(13)	$147	$(50)
Adjustments:
Net loss on liquidation of United Kingdom subsidiary	5	—	5	—
Adjusted pretax earnings (loss) (non-GAAP)	$54	$(13)	$152	$(50)

Total
Income before provision for income taxes attributable to SFC - Segment Accounting Basis	$39	$50	$327	$138
Adjustments:
Net gain on sale of SpringCastle interests	—	—	(167)	—
Net loss (gain) on sales of personal and real estate loans	12	—	(10)	—
Net loss on repurchases and repayments of debt	—	—	8	—
Net loss on liquidation of United Kingdom subsidiary	5	—	5	—
Debt refinance costs	—	—	5	—
SpringCastle transaction costs	—	—	1	—
Total adjusted pretax earnings attributable to SFC (non-GAAP)	$56	$50	$169	$138

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements for (i) a description of our segments, (ii) reconciliations of segment totals to condensed consolidated financial statement amounts, (iii) methodologies used to allocate revenues and expenses to each segment, and (iv) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax operating results and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$291	$289	$897	$810
Interest expense	105	43	299	119
Provision for finance receivable losses	84	62	240	170
Net interest income after provision for finance receivable losses	102	184	358	521
Other revenues	53	55	154	161
Other expenses	146	157	483	448
Adjusted pretax earnings (non-GAAP)	$9	$82	$29	$234

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$4,765	$3,973
Number of accounts			939,161	852,457
Finance receivables held for sale:
Net finance receivables			$—	$608
Number of accounts			—	144,392
Finance receivables held for investment and held for sale:
Average net receivables *	$4,712	$4,417	$4,794	$4,086
Yield *	24.57%	26.00%	25.04%	26.46%
Gross charge-off ratio *	6.56%	5.18%	7.01%	5.77%
Recovery ratio *	(0.91)%	(0.90)%	(0.90)%	(0.89)%
Net charge-off ratio *	5.65%	4.28%	6.11%	4.88%
Delinquency ratio *			3.10%	2.90%
Origination volume	$867	$1,137	$2,825	$3,168
Number of accounts originated	148,163	212,707	471,460	586,973

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

Comparison of Pretax Operating Results for the Three Months Ended September 30, 2016 and 2015

Interest income, which consisted entirely of finance charges, increased $2 million for the three months ended September 30, 2016 primarily due to the net of the following:

•
Average net receivables increased for the three months ended September 30, 2016 primarily due to the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by the Lendmark Sale.

•
Yield decreased for the three months ended September 30, 2016 primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

Interest expense increased $62 million for the three months ended September 30, 2016 primarily due to a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Provision for finance receivable losses increased $22 million for the three months ended September 30, 2016 primarily due to higher net charge-offs on our personal loans reflecting growth during the past 12 months.

Other expenses decreased $11 million for the three months ended September 30, 2016 due to the net of the following:

•	Salaries and benefits decreased $4 million for the three months ended September 30, 2016 primarily due to a decrease in average staffing as a result of the Lendmark Sale in May of 2016.

•	Other operating expenses increased $3 million for the three months ended September 30, 2016 primarily due to a decrease in deferred origination costs of $4 million.

•	Insurance policy benefits and claims decreased $10 million for the three months ended September 30, 2016 primarily due to favorable variances in benefit reserves during the 2016 period.

Comparison of Pretax Operating Results for the Nine Months Ended September 30, 2016 and 2015

Interest income increased $87 million for the nine months ended September 30, 2016 due to the following:

•	Finance charges increased $31 million for the nine months ended September 30, 2016 primarily due to the net of the following:

◦
Average net receivables increased for the nine months ended September 30, 2016 primarily due to the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015.

◦
Yield decreased for the nine months ended September 30, 2016 primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

•
Interest income on finance receivables held for sale of $56 million for the nine months ended September 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015 and sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $180 million for the nine months ended September 30, 2016 primarily due to a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Provision for finance receivable losses increased $70 million for the nine months ended September 30, 2016 primarily due to higher net charge-offs on our personal loans during the 2016 period reflecting growth during the past 12 months.

Other revenues decreased $7 million for the nine months ended September 30, 2016 when compared to the same period in 2015 due to the net of (i) a decrease in investment revenues of $15 million during the 2016 period resulting from lower realized gains on the sale of investment securities and a decrease in invested assets, (ii) an increase in insurance revenues of $6 million during the 2016 period reflecting higher earned credit premiums, and (iii) and an increase in remaining other revenue of $2 million during the 2016 period primarily resulting from income generated from the Lendmark Sale.

Other expenses increased $35 million for the nine months ended September 30, 2016 due to the net of the following:

•	Salaries and benefits increased $14 million for the nine months ended September 30, 2016 primarily due to an increase in average staffing during the 2016 period prior to the Lendmark Sale.

•
Other operating expenses increased $34 million for the nine months ended September 30, 2016 primarily due to (i) an increase credit and collection related costs of $10 million in the 2016 period reflecting growth in our loan portfolio, (ii) an increase in professional fees of $9 million during the 2016 period reflecting debt refinance costs and increased business efforts, (iii) an increase in information technology expenses of $8 million during the 2016 period, and (iv) an increase in advertising expenses of $7 million during the 2016 period.

•	Insurance policy benefits and claims decreased $13 million for the nine months ended September 30, 2016 primarily due to favorable variances in benefit reserves during the 2016 period.

ACQUISITIONS AND SERVICING

Adjusted pretax operating results and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$—	$112	$102	$350
Interest expense	—	22	20	67
Provision for finance receivable losses	—	16	14	53
Net interest income after provision for finance receivable losses	—	74	68	230
Other revenues	—	—	—	5
Other expenses	—	14	14	45
Adjusted pretax earnings (non-GAAP)	—	60	54	190
Pretax earnings attributable to non-controlling interests	—	32	28	98
Adjusted pretax earnings attributable to SFC (non-GAAP)	$—	$28	$26	$92

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$—	$1,789
Number of accounts			—	242,660
Average net receivables *	$—	$1,834	552	1,934
Yield *	—%	24.09%	24.23%	24.16%
Net charge-off ratio *	—%	3.20%	3.48%	3.54%
Delinquency ratio *			—%	4.06%

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

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

REAL ESTATE

Adjusted pretax operating results and selected financial statistics for Real Estate (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$10	$17	$40	$52
Interest expense (a)	8	58	35	177
Provision for finance receivable losses	1	(4)	5	(7)
Net interest income (loss) after provision for finance receivable losses	1	(37)	—	(118)
Other revenues (b)	—	(2)	(17)	4
Other expenses	8	8	21	24
Adjusted pretax loss (non-GAAP)	$(7)	$(47)	$(38)	$(138)

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$210	$591
Number of accounts			3,846	19,001
Average net receivables (c)	$215	$605	$433	$633
Yield (c)	6.96%	9.15%	8.43%	9.11%
Loss ratio (c)	7.80%	3.28%	3.61%	3.93%
Delinquency ratio (c) (d)			17.62%	7.25%
Finance receivables held for sale:
Net finance receivables			$168	$186
Number of accounts			3,191	3,283

(a)
Interest expense decreased $50 million and $142 million for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015 primarily due to a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 16 of the Notes to Condensed Consolidated Financial Statements, and the reallocation of interest expense to the Consumer and Insurance segment as a result of the August 2016 Real Estate Loan Sale.

(b)
Other revenues decreased $21 million for the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to (i) impairments of $10 million recognized on our real estate loans held for sale during the nine months ended September 30, 2016 and (ii) a decrease in investment revenues during the 2016 period, as the prior period reflected higher investment income generated from investing the proceeds of the 2014 real estate loan sales.

(c)	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

(d)	Delinquency ratio at September 30, 2016 reflected the retained real estate loan portfolio that was not eligible for sale.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our three segments. These operations include: (i) our legacy operations in 14 states where we had also ceased branch-based personal lending during 2012; (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of our United Kingdom subsidiary prior to its liquidation on August 16, 2016.

Adjusted pretax operating results of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$1	$1	$3	$6
Interest expense (a)	1	16	8	48
Provision for finance receivable losses	—	—	—	1
Net interest loss after provision for finance receivable losses	—	(15)	(5)	(43)
Other revenues (b)	55	4	157	10
Other expenses (c)	1	2	—	17
Adjusted pretax earnings (loss) (non-GAAP)	$54	$(13)	$152	$(50)

(a)
Interest expense for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 reflected a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 16 of the Notes to Condensed Consolidated Financial Statements.

(b)
Other revenues for the three and nine months ended September 30, 2016 primarily included (i) interest income on the Cash Services Note and (ii) interest income on SFC’s note receivable from SFI reflecting additional SFI borrowings during the 2016 period to fund the operations of its subsidiaries. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information on the Cash Services Note (previously referred to as the “Independence Demand Note”).

(c)
In connection with the sale of our common stock by the Initial Stockholder, we recorded non-cash incentive compensation expense of $15 million in the second quarter of 2015 relating to the rights of certain executives to receive a portion of the cash proceeds received by the Initial Stockholder.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	September 30,
	2016	2015

Net finance receivables:
Personal loans	$13	$19
Retail sales finance	14	29
Total	$27	$48

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

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

September 30, 2016
TDR net finance receivables	$36	$—	$138	$174
Allowance for TDR finance receivable losses	$13	$—	$11	$24
Number of TDR accounts	11,339	—	1,944	13,283

December 31, 2015
TDR net finance receivables	$31	$13	$201	$245
Allowance for TDR finance receivable losses	$9	$4	$34	$47
Number of TDR accounts	10,542	1,656	3,506	15,704

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

September 30, 2016
TDR net finance receivables	$—	$90	$90
Number of TDR accounts	—	1,284	1,284

December 31, 2015
TDR net finance receivables	$2	$92	$94
Number of TDR accounts	738	1,322	2,060

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

Securitizations and Borrowings from Revolving Conduit Facilities

During the nine months ended September 30, 2016, we (i) completed one auto securitization, (ii) exercised our right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B, and (iii) deconsolidated the previously issued securitized interests of the SpringCastle Funding Asset-backed Notes 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

During the nine months ended September 30, 2016, we (i) extended the revolving periods on four existing revolving conduit facilities and (ii) amended three existing revolving conduit facilities to change the maximum principal balances. Net repayments under the notes of our existing revolving conduit facilities totaled $1.2 billion for the nine months ended September 30, 2016.

See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions and conduit facilities.

Other Transactions

In addition to cash received from our senior notes offering and securitization transactions, our sources of funds were favorably impacted by the following transactions:

•	SpringCastle Interests Sale;

•	Lendmark Sale; and

•	August 2016 Real Estate Loan Sale.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on these transactions.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At September 30, 2016, we had $272 million of cash and cash equivalents, and during the nine months ended September 30, 2016, we generated net income attributable to SFC of $172 million. Our net cash inflow from operating and investing activities totaled $1.3 billion for the nine months ended September 30, 2016. At September 30, 2016, our remaining scheduled interest payments for 2016 on our existing debt (excluding securitizations) totaled $156 million, and we had no remaining scheduled principal payments for 2016 on our existing debt. As of September 30, 2016, we had $2.2 billion UPB of unencumbered personal loans and $439 million UPB of unencumbered real estate loans (including $230 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $399 million for the nine months ended September 30, 2016 reflected net income of $200 million, the impact of non-cash items, and a favorable change in working capital of $89 million. Net cash provided by operations of $421 million for the nine months ended September 30, 2015 reflected net income of $108 million, the impact of non-cash items, and a favorable change in working capital of $15 million.

Investing Activities

Net cash provided by investing activities of $897 million for the nine months ended September 30, 2016 was primarily due to the SpringCastle Interests Sale, the Lendmark Sale, the August 2016 Real Estate Loan Sale, and net principal collections on intercompany notes receivable, partially offset by net principal collections and originations of finance receivables held for investment and held for sale. Net cash provided by investing activities of $565 million for the nine months ended September 30, 2015 was primarily attributable to net sales of investment securities during 2015.

Financing Activities

Net cash used for financing activities of $1.3 billion for the nine months ended September 30, 2016 was primarily due to net repayments of long-term debt. Net cash provided by financing activities of $1.0 billion for the nine months ended September 30, 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations.

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

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing some or all the following strategies:

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

•	obtaining new and extending existing secured revolving facilities to provide committed liquidity in case of prolonged market fluctuations.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to the Indiana Department of Insurance (the “Indiana DOI”). The maximum amount of dividends (referred to as “ordinary dividends”) for an Indiana domiciled life insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends.” During the nine months ended September 30, 2016, Merit and Yosemite paid extraordinary dividends to SFC totaling $63 million.

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

As of September 30, 2016, SFC was in compliance with all of the covenants under its debt agreements.

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

Pursuant to the terms of the debenture, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the debenture (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the debenture otherwise payable on the next interest payment date and pays such amount to the holders of the debenture. A mandatory trigger event occurs if SFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters.

Based upon SFC’s financial results for the 12 months ended September 30, 2016, a mandatory trigger event did not occur with respect to the interest payment due in January of 2017, as SFC was in compliance with both required ratios discussed above.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of September 30, 2016, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations:
SLFT 2014-A	$559	$644	$315	$401	2.67%	Personal loans	2 years
SLFT 2015-A	1,163	1,250	1,163	1,258	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	338	3.78%	Personal loans	5 years

Total consumer securitizations	2,036	2,229	1,792	1,997

Auto Securitization:
ODART 2016-1	700	754	618	688	2.30%	Direct auto loans	N/A (c)

Total secured structured financings	$2,736	$2,983	$2,410	$2,685

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

(c)	Not applicable.

In addition to the structured financings included in the table above, we had access to seven conduit facilities with a total borrowing capacity of $2.4 billion as of September 30, 2016, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. At September 30, 2016, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” for securitization and conduit transactions completed subsequent to September 30, 2016.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates significantly below those of our maturing unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2016 or December 31, 2015, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of September 30, 2016, we had no repurchase activity related to these sales.

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

Effective April 1, 2016, we changed our accounting policy for derecognition of purchased credit impaired loans. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

There have been no other material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2016.

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
Fixed charge ratio
earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends

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

As of September 30, 2016, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our 2015 Annual Report on Form 10-K, except for changes previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 5, 2016, and as set forth below:

OMH’s OneMain Acquisition may not achieve its intended results and indirectly have an adverse impact on us.

On November 15, 2015, OMH, our indirect parent, completed its acquisition of OneMain, with the expectation that the OneMain Acquisition will result in various benefits including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the OneMain Acquisition is subject to a number of uncertainties (many of which are outside of our control and are outside of the control of OMH and OneMain), including whether the business of OneMain can be integrated into OMH’s business, including SFC, in an efficient and effective manner.

The integration process is subject to a number of risks and uncertainties, including those described under “Risk Factors” in Part I, Item 1A of OMH’s 2015 Annual Report on Form 10-K and in Part II, Item 1A of OMH’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 8, 2016.  No assurance can be given that OMH’s anticipated benefits and synergies will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could indirectly result in an adverse impact on our future business, financial condition, operating results and prospects.

If our estimates of finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance in ASC 450, Contingencies and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for finance receivable losses, our provision may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses.

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material effect on our consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information on this new accounting standard.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 82 and incorporated by reference herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	November 8, 2016	By	/s/ Micah R. Conrad
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