Form 10-Q
period 2017-03-31
SPRINGLEAF FINANCE CORP
filed 2017-05-05
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At May 1, 2017, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

1999 Indenture	Indenture dated as of May 1, 1999 between SFC and Wilmington
2014-A Notes	asset-backed notes issued in March 2014 by the Springleaf Funding Trust 2014-A
2016 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
30 - 89 Delinquency ratio	net finance receivables 30 - 89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC and guaranteed by OMH
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC and guaranteed by OMH
ABS	asset-backed securities
Adjusted pretax income
a non-GAAP financial measure; income before income taxes on a Segment Accounting Basis and excludes net gain on sale of SpringCastle interests, SpringCastle transaction costs, and losses resulting from repurchases and repayments of debt

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by 2) in the period
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
Cash Services Note	new intercompany demand note issued to CSI in exchange for the Independence Demand Note in connection with the Note Assignment
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMBS	commercial mortgage-backed securities
CSI	Springleaf Financial Cash Services, Inc.
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FA Loans	purchased credit impaired finance receivables related to the Fortress Acquisition
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FICO score	a credit score created by Fair Isaac Corporation
Fixed charge ratio
earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends

Fortress	Fortress Investment Group LLC
Fortress Acquisition	FCFI Acquisition LLC, an affiliate of Fortress, acquired an 80% economic interest for a cash purchase price of $119 million, effective November 30, 2010
GAAP	generally accepted accounting principles in the United States of America
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Independence	Independence Holdings, LLC
Independence Demand Note	a revolving demand note entered into on November 12, 2015 whereby CSI agreed to make advances to Independence from time to time
Indiana DOI	Indiana Department of Insurance
Initial Stockholder	Springleaf Financial Holdings, LLC

Term or Abbreviation	Definition

Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

Lendmark Sale	the sale of 127 Springleaf branches to Lendmark Financial Service, LLC, effective April 30, 2016
LIBOR	London Interbank Offered Rate
Logan Circle	Logan Circle Partners, L.P.
Merit	Merit Life Insurance Co.
Nationstar	Nationstar Mortgage LLC
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
Note Assignment
an assignment of an intercompany demand note entered into on July 19, 2016 whereby CSI sold and assigned to OMFH, and OMFH purchased and assumed from CSI, an interest in and to CSI’s right to receive $150 million principal amount outstanding under the Independence Demand Note

NRZ	New Residential Investment Corp.
OCLI	OneMain Consumer Loan, Inc.
ODART	OneMain Direct Auto Receivables Trust
OMAS	OneMain Assurance Services, LLC
OMFH	OneMain Financial Holdings, LLC
OMFH Note	new intercompany demand note issued to OMFH in exchange for the Independence Demand Note (in addition to the Cash Services Note) in connection with the Note Assignment
OMH	OneMain Holdings, Inc.
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
OneMain Demand Note	a revolving demand note entered into on November 15, 2015 whereby SFC agreed to make advances to OMFH from time to time
Other SFC Notes
collectively, approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
retail sales finance	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
SCP Loans	purchased credit impaired loans acquired through the SpringCastle Joint Venture
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	supplemental indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Second Supplemental Indenture	supplemental indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Trust Guaranty Agreement
agreement entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities in connection with the Junior Subordinated Debenture

Term or Abbreviation	Definition

SFI	Springleaf Finance, Inc.
SFMC	Springleaf Finance Management Corporation
SGSC	Springleaf General Services Corporation
SLFT	Springleaf Funding Trust
SpringCastle Interests Sale	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
SpringCastle Joint Venture
joint venture among SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition LLC in which SpringCastle Holdings, LLC previously owned a 47% equity interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC and Springleaf Acquisition Corporation previously owned a 47% equity interest in SpringCastle Acquisition LLC

SpringCastle Portfolio	loans acquired through the SpringCastle Joint Venture
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
TDR finance receivables	troubled debt restructured finance receivables
Trust preferred securities
capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies

UK	United Kingdom
UPB	unpaid principal balance
VFN	variable funding notes
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
Wilmington	Wilmington Trust, National Association
Yield	annualized finance charges as a percentage of average net receivables
Yosemite	Yosemite Insurance Company

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$397	$240
Investment securities	613	582
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $2.9 billion in 2017 and 2016)	4,715	4,804
Real estate loans	139	144
Retail sales finance	9	11
Net finance receivables	4,863	4,959
Unearned insurance premium and claim reserves	(198)	(212)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $85 million in 2017 and $94 million in 2016)	(196)	(204)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	4,469	4,543
Finance receivables held for sale	148	153
Notes receivable from parent and affiliates	3,803	3,723
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $173 million in 2017 and $211 million in 2016)	192	227
Other assets	244	251

Total assets	$9,866	$9,719

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $2.6 billion in 2017 and $2.7 billion in 2016)	$6,823	$6,837
Insurance claims and policyholder liabilities	270	248
Deferred and accrued taxes	100	106
Other liabilities (includes other liabilities of consolidated VIEs of $5 million in 2017 and 2016)	302	185
Total liabilities	7,495	7,376
Commitments and contingent liabilities (Note 14)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2017 and December 31, 2016	5	5
Additional paid-in capital	799	799
Accumulated other comprehensive loss	(6)	(7)
Retained earnings	1,573	1,546
Total shareholder’s equity	2,371	2,343

Total liabilities and shareholder’s equity	$9,866	$9,719

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Interest income:
Finance charges	$294	$385
Finance receivables held for sale originated as held for investment	3	46
Total interest income	297	431

Interest expense	127	156

Net interest income	170	275

Provision for finance receivable losses	71	91

Net interest income after provision for finance receivable losses	99	184

Other revenues:
Insurance	37	39
Investment	6	6
Interest income on notes receivable from parent and affiliates	59	51
Net gain on sale of SpringCastle interests	—	167
Other	4	(7)
Total other revenues	106	256

Other expenses:
Operating expenses:
Salaries and benefits	79	97
Other operating expenses	67	77
Insurance policy benefits and claims	16	17
Total other expenses	162	191

Income before income taxes	43	249

Income taxes	16	85

Net income	27	164

Net income attributable to non-controlling interests	—	28

Net income attributable to Springleaf Finance Corporation	$27	$136

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Net income	$27	$164

Other comprehensive income:
Net change in unrealized gains on non-credit impaired available-for-sale securities	3	12
Income tax effect:
Net unrealized gains on non-credit impaired available-for-sale securities	(1)	(4)
Other comprehensive income, net of tax, before reclassification adjustments	2	8
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(2)	(1)
Income tax effect:
Net realized gains on available-for-sale securities	1	—
Reclassification adjustments included in net income, net of tax	(1)	(1)
Other comprehensive income, net of tax	1	7

Comprehensive income	28	171

Comprehensive income attributable to non-controlling interests	—	28

Comprehensive income attributable to Springleaf Finance Corporation	$28	$143

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2017	$5	$799	$(7)	$1,546	$2,343	$—	$2,343
Other comprehensive income	—	—	1	—	1	—	1
Net income	—	—	—	27	27	—	27
Balance, March 31, 2017	$5	$799	$(6)	$1,573	$2,371	$—	$2,371

Balance, January 1, 2016	$5	$789	$(24)	$1,341	$2,111	$(79)	$2,032
Capital contribution from parent	—	10	—	—	10	—	10
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Excess tax benefit from share-based compensation	—	1	—	—	1	—	1
Withholding tax on share-based compensation	—	(1)	—	—	(1)	—	(1)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	7	—	7	—	7
Net income	—	—	—	136	136	28	164
Balance, March 31, 2016	$5	$800	$(17)	$1,477	$2,265	$—	$2,265

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net income	$27	$164
Reconciling adjustments:
Provision for finance receivable losses	71	91
Depreciation and amortization	39	19
Deferred income tax charge (benefit)	(5)	8
Share-based compensation expense, net of forfeitures	—	1
Net gain on sale of SpringCastle interests	—	(167)
Other	—	6
Cash flows due to changes in:
Other assets and other liabilities	98	37
Insurance claims and policyholder liabilities	9	(7)
Taxes receivable and payable	(1)	47
Accrued interest and finance charges	(5)	20
Other, net	—	2
Net cash provided by operating activities	233	221

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	7	(30)
Proceeds from sale of SpringCastle interests, net of restricted cash released	—	26
Cash advances on intercompany notes receivable	(211)	(112)
Proceeds from repayments of principal and assignment of intercompany notes receivable	138	127
Available-for-sale securities purchased	(72)	(92)
Trading and other securities purchased	—	(1)
Available-for-sale securities called, sold, and matured	63	78
Trading and other securities called, sold, and matured	—	10
Other, net	3	6
Net cash provided by (used for) investing activities	(72)	12

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	366	295
Proceeds from intercompany note payable	—	370
Repayments of long-term debt	(405)	(916)
Distributions to joint venture partners	—	(18)
Excess tax benefit from share-based compensation	—	1
Withholding tax on share-based compensation	—	(1)
Capital contribution from parent	—	10
Net cash used for financing activities	(39)	(259)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	At or for the Three Months Ended March 31,
	2017	2016

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	122	(26)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	467	616
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$589	$590

Supplemental cash flow information
Cash and cash equivalents	$397	$365
Restricted cash and restricted cash equivalents	192	225
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$589	$590

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$1,608
Transfer of finance receivables to real estate owned	2	2
Net unsettled investment security purchases	(19)	—

Restricted cash and restricted cash equivalents represent funds required to be set aside by local state authorities for the payment of state specific insurance licenses, as well as funds to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

1. Business and Basis of Presentation

Springleaf Finance Corporation is referred to in this report as “SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our.” SFC is a wholly owned subsidiary of SFI. SFI is a wholly owned subsidiary of OMH.

At March 31, 2017, the Initial Stockholder owned approximately 57% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using GAAP. These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. The statements include the accounts of SFC, its subsidiaries (all of which are wholly owned, except for certain subsidiaries associated with the SpringCastle Joint Venture, in which we owned a 47% equity interest prior to March 31, 2016), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2017 presentation, we have reclassified certain items in prior periods of our condensed consolidated financial statements. Also, to conform to the new alignment of our segments, as further discussed in Note 16, we have revised our prior period segment disclosures.

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that, when an investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method of accounting had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method of accounting. The amendment in this ASU became effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We have adopted this ASU as of January 1, 2017 and concluded that it does not have an impact on our consolidated financial statements.

Statement of Cash Flows

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which simplifies the presentation of restricted cash on the statement of cash flows by requiring entities to include restricted cash and restricted cash equivalents in the reconciliation of cash and cash equivalents. The amendments in this ASU become effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have elected to early adopt this ASU as of January 1, 2017 and presented this change on a retrospective basis for all periods presented. We have concluded that this ASU does not have a material impact on our consolidated financial statements.

Technical Corrections and Improvements

In January of 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections, to enhance the footnote disclosure guidelines for ASUs 2014-09, 2016-02, and 2016-13. The amendments to this transition guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have adopted this ASU as of January 1, 2017 on a prospective basis. We have concluded that this ASU does not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of the new revenue recognition standard by one year, which would result in the ASU becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. In April of 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance of ASU 2014-09 relating to performance obligations and licensing. In May of 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to clarify guidance in ASU 2014-09 related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts/contract modifications. In December of 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which improves the guidance specific to the amendments in ASU 2014-09. We believe that the adoption of this ASU will not have a material effect on our consolidated financial statements, and we are in the process of quantifying the expected impact.

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

In March of 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU shortens the amortization period for the premium from the adjustment of yield over the contractual life of the instrument to the earliest call date. The amendments in this ASU become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right-to-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments in this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We believe that the adoption of this ASU will have a material effect on our consolidated financial statements, and we are in the process of quantifying the expected impact.

Revenue Recognition and Derivatives and Hedging

In May of 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging, to rescind certain SEC guidance in Topic 605 and Topic 815 as ASU 2014-09 becomes effective. Our adoption of ASU 2014-09 will bring us into alignment with this ASU. We believe that the adoption of this ASU will not have a material effect on our consolidated financial statements.

Allowance for Finance Receivables Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model will require earlier recognition of credit losses than the incurred loss approach.

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

Business Combinations

In January of 2017, the FASB issued ASU 2017-01, Business Combinations, to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The amendments in this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present separately the service cost component on the income statement. The amendments in this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the three months ended March 31, 2017, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to five years. At March 31, 2017, we had over 893,000 personal loans representing $4.7 billion of net finance receivables, compared to 928,000 personal loans totaling $4.8 billion at December 31, 2016.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Since we ceased originating real estate loans in January of 2012, our real estate loans have been in a liquidating status.

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

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

March 31, 2017
Gross receivables *	$5,293	$137	$10	$5,440
Unearned finance charges and points and fees	(681)	1	(1)	(681)
Accrued finance charges	60	1	—	61
Deferred origination costs	43	—	—	43
Total	$4,715	$139	$9	$4,863

December 31, 2016
Gross receivables *	$5,449	$142	$12	$5,603
Unearned finance charges and points and fees	(754)	1	(1)	(754)
Accrued finance charges	63	1	—	64
Deferred origination costs	46	—	—	46
Total	$4,804	$144	$11	$4,959

*	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts. Additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its initial fair value;

•
Finance receivables originated subsequent to the Fortress Acquisition — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts;

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts. Additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts previously purchased as a performing receivable.

At March 31, 2017 and December 31, 2016, unused lines of credit extended to customers by the Company were immaterial.

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

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

March 31, 2017
Net finance receivables:
Performing
Current	$4,525	$102	$9	$4,636
30-59 days past due	57	8	—	65
60-89 days past due	39	4	—	43
Total performing	4,621	114	9	4,744
Nonperforming
90-179 days past due	91	5	—	96
180 days or more past due	3	20	—	23
Total nonperforming	94	25	—	119
Total	$4,715	$139	$9	$4,863

December 31, 2016
Net finance receivables:
Performing
Current	$4,579	$102	$11	$4,692
30-59 days past due	64	9	—	73
60-89 days past due	45	4	—	49
Total performing	4,688	115	11	4,814
Nonperforming
90-179 days past due	112	8	—	120
180 days or more past due	4	21	—	25
Total nonperforming	116	29	—	145
Total	$4,804	$144	$11	$4,959

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at March 31, 2017 and at December 31, 2016 were immaterial. Our personal loans and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of receivables purchased in connection with the Fortress Acquisition.

Prior to March 31, 2016, our purchased credit impaired finance receivables also included the SpringCastle Portfolio, which was purchased in connection with the joint venture acquisition of the SpringCastle Portfolio. On March 31, 2016, we sold the SpringCastle Portfolio in connection with the SpringCastle Interests Sale.

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At March 31, 2017 and December 31, 2016, finance receivables held for sale totaled $148 million and $153 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired FA Loans held for investment and held for sale were as follows:

(dollars in millions)	March 31, 2017	December 31, 2016

FA Loans (a)
Carrying amount, net of allowance	$68	$70
Outstanding balance (b)	105	107
Allowance for purchased credit impaired finance receivable losses	8	8

(a)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	March 31, 2017	December 31, 2016

Carrying amount	$53	$54
Outstanding balance	81	83

(b)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

The allowance for purchased credit impaired finance receivable losses at March 31, 2017 and December 31, 2016, reflected the carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Three Months Ended March 31, 2017
Balance at beginning of period	$—	$60	$60
Accretion (a)	—	(1)	(1)
Balance at end of period	$—	$59	$59

Three Months Ended March 31, 2016
Balance at beginning of period	$375	$66	$441
Accretion (a)	(16)	(2)	(18)
Reclassifications from nonaccretable difference (b)	—	10	10
Transfer due to finance receivables sold	(359)	—	(359)
Balance at end of period	$—	$74	$74

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were immaterial.

(b)	Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans *	Total

March 31, 2017
TDR gross finance receivables	$49	$133	$182
TDR net finance receivables	49	134	183
Allowance for TDR finance receivable losses	20	11	31

December 31, 2016
TDR gross finance receivables	$47	$133	$180
TDR net finance receivables	47	134	181
Allowance for TDR finance receivable losses	20	11	31

*	TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	March 31, 2017	December 31, 2016

TDR gross finance receivables	$88	$89
TDR net finance receivables	88	90

As of March 31, 2017, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

Three Months Ended March 31, 2017
TDR average net receivables	$48	$—	$134	$182
TDR finance charges recognized	1	—	2	3

Three Months Ended March 31, 2016
TDR average net receivables	$32	$11	$201	$244
TDR finance charges recognized	1	—	3	4

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended March 31, 2017
TDR average net receivables	$—	$89	$89
TDR finance charges recognized	—	1	1

Three Months Ended March 31, 2016
TDR average net receivables	$2	$92	$94
TDR finance charges recognized	—	1	1

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended March 31, 2017
Pre-modification TDR net finance receivables	$15	$—	$3	$18
Post-modification TDR net finance receivables:
Rate reduction	$10	$—	$3	$13
Other (b)	4	—	—	4
Total post-modification TDR net finance receivables	$14	$—	$3	$17
Number of TDR accounts	2,740	—	64	2,804

Three Months Ended March 31, 2016
Pre-modification TDR net finance receivables	$9	$1	$4	$14
Post-modification TDR net finance receivables:
Rate reduction	$5	$1	$3	$9
Other (b)	3	—	1	4
Total post-modification TDR net finance receivables	$8	$1	$4	$13
Number of TDR accounts	1,782	157	89	2,028

(a)	TDR finance receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended March 31, 2017
TDR net finance receivables (b)	$3	$—	$1	$4
Number of TDR accounts	585	—	6	591

Three Months Ended March 31, 2016
TDR net finance receivables (b) (c)	$1	$—	$1	$2
Number of TDR accounts	355	19	20	394

(a)
TDR real estate loans held for sale included in the table above that defaulted during the previous 12-month period were less than $1 million for the three months ended March 31, 2017 and $1 million for the three months ended March 31, 2016.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR SpringCastle Portfolio loans for the three months ended March 31, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended March 31, 2017
Balance at beginning of period	$184	$—	$19	$1	$204
Provision for finance receivable losses	70	—	1	—	71
Charge-offs	(99)	—	(1)	—	(100)
Recoveries	21	—	—	—	21
Balance at end of period	$176	$—	$19	$1	$196

Three Months Ended March 31, 2016
Balance at beginning of period	$173	$4	$46	$1	$224
Provision for finance receivable losses	73	14	4	—	91
Charge-offs	(89)	(17)	(2)	(1)	(109)
Recoveries	11	3	1	—	15
Other *	—	(4)	—	—	(4)
Balance at end of period	$168	$—	$49	$—	$217

*	Other consists of the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the SpringCastle Interests Sale.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

March 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$156	$—	$1	$157
Purchased credit impaired finance receivables	—	8	—	8
TDR finance receivables	20	11	—	31
Total	$176	$19	$1	$196

Finance receivables:
Collectively evaluated for impairment	$4,666	$70	$9	$4,745
Purchased credit impaired finance receivables	—	23	—	23
TDR finance receivables	49	46	—	95
Total	$4,715	$139	$9	$4,863

Allowance for finance receivable losses as a percentage of finance receivables	3.74%	13.70%	4.72%	4.03%

December 31, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$164	$—	$1	$165
Purchased credit impaired finance receivables	—	8	—	8
TDR finance receivables	20	11	—	31
Total	$184	$19	$1	$204

Finance receivables:
Collectively evaluated for impairment	$4,757	$76	$11	$4,844
Purchased credit impaired finance receivables	—	24	—	24
TDR finance receivables	47	44	—	91
Total	$4,804	$144	$11	$4,959

Allowance for finance receivable losses as a percentage of finance receivables	3.84%	13.31%	4.42%	4.12%

5. Finance Receivables Held for Sale

We report finance receivables held for sale of $148 million at March 31, 2017 and $153 million at December 31, 2016, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At March 31, 2017 and December 31, 2016, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

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

We did not have any other material transfer activity to or from finance receivables held for sale during the three months ended March 31, 2017 and 2016.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2017
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$19	$—	$—	$19
Obligations of states, municipalities, and political subdivisions	74	—	(1)	73
Non-U.S. government and government sponsored entities	3	—	—	3
Corporate debt	372	3	(4)	371
Mortgage-backed, asset-backed, and collateralized:
RMBS	40	—	—	40
CMBS	32	—	—	32
CDO/ABS	64	—	—	64
Total bonds	604	3	(5)	602
Preferred stock (a)	6	—	—	6
Other long-term investments	1	—	—	1
Total (b)	$611	$3	$(5)	$609

December 31, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	83	—	(1)	82
Non-U.S. government and government sponsored entities	5	—	—	5
Corporate debt	356	2	(5)	353
Mortgage-backed, asset-backed, and collateralized:
RMBS	39	—	—	39
CMBS	33	—	—	33
CDO/ABS	46	—	—	46
Total bonds	575	2	(6)	571
Preferred stock (a)	6	—	—	6
Other long-term investments	1	—	—	1
Total (b)	$582	$2	$(6)	$578

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at March 31, 2017 and December 31, 2016, which is classified as a restricted investment and carried at cost.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

March 31, 2017
Bonds:
U.S. government and government sponsored entities	$9	$—	$—	$—	$9	$—
Obligations of states, municipalities, and political subdivisions	30	—	8	(1)	38	(1)
Non-U.S. government and government sponsored entities	—	—	2	—	2	—
Corporate debt	151	(3)	19	(1)	170	(4)
RMBS	20	—	12	—	32	—
CMBS	16	—	—	—	16	—
CDO/ABS	33	—	—	—	33	—
Total bonds	259	(3)	41	(2)	300	(5)
Preferred stock	—	—	6	—	6	—
Total	$259	$(3)	$47	$(2)	$306	$(5)

December 31, 2016
Bonds:
U.S. government and government sponsored entities	$9	$—	$—	$—	$9	$—
Obligations of states, municipalities, and political subdivisions	57	(1)	2	—	59	(1)
Non-U.S. government and government sponsored entities	3	—	—	—	3	—
Corporate debt	171	(5)	5	—	176	(5)
RMBS	33	—	—	—	33	—
CMBS	22	—	—	—	22	—
CDO/ABS	25	—	—	—	25	—
Total bonds	320	(6)	7	—	327	(6)
Preferred stock	—	—	6	—	6	—
Total	$320	$(6)	$13	$—	$333	$(6)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 187 and 217 investment securities in an unrealized loss position at March 31, 2017 and December 31, 2016, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at March 31, 2017, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended March 31, 2017 and 2016, we did not recognize any other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues.

During the three months ended March 31, 2017 and 2016, there were no additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Proceeds from sales and redemptions	$51	$70

Net realized gains *	$2	$1

*	Realized losses on available-for-sale securities sold or redeemed during the three months ended March 31, 2017 and 2016 were less than $1 million and, therefore, are not quantified in the table above.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2017 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$51	$51
Due after 1 year through 5 years	234	236
Due after 5 years through 10 years	44	43
Due after 10 years	137	138
Mortgage-backed, asset-backed, and collateralized securities	136	136
Total	$602	$604

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $11 million at March 31, 2017 and December 31, 2016.

TRADING AND OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2017	December 31, 2016

Fixed maturity other securities:
Bonds
Corporate debt	$2	$2
Mortgage-backed, asset-backed, and collateralized:
CMBS	1	1
Total	$3	$3

Mark-to-market gains (losses) on trading and other securities held at March 31, 2017 and 2016 and realized gains (losses) on trading and other securities sold or redeemed during the 2017 and 2016 periods were less than $1 million for the three months ended March 31, 2017 and 2016. Other securities are those securities for which the fair value option was elected. Our remaining trading securities were sold in the first quarter of 2016.

7. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended March 31, 2017 and 2016.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were less than $1 million for the three months ended March 31, 2017 and 2016.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

8. Related Party Transactions

AFFILIATE LENDING

Notes Receivable from Parent and Affiliates

Note Receivable from SFI. SFC’s note receivable from SFI is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2017 and does not expect to demand payment from SFI in 2017. The note receivable from SFI totaled $337 million at March 31, 2017 and $285 million at December 31, 2016. The interest rate for the UPB is the lender’s cost of funds rate, which was 6.28% at March 31, 2017. Interest revenue on the note receivable from SFI totaled $5 million for the three months ended March 31, 2017 and 2016, which we report in interest income on notes receivable from parent and affiliates.

Independence Demand Note. On November 12, 2015, in connection with the closing of the OneMain Acquisition, CSI, SFC’s wholly owned subsidiary, entered into the Independence Demand Note, whereby CSI agreed to make advances to Independence from time to time, with an aggregate amount outstanding not to exceed $3.55 billion. On November 12, 2015, Independence borrowed $3.4 billion under the Independence Demand Note. Under the Independence Demand Note, Independence was required to use the proceeds of any advance either (i) to fund a portion of the purchase price for the OneMain Acquisition or (ii) for general corporate purposes. The note was payable in full on December 31, 2019, and CSI could demand payment at any time prior to December 31, 2019. Independence could repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB was the lender’s cost of funds rate. Interest revenue on the note receivable from Independence totaled $46 million for the three months ended March 31, 2016.

On July 19, 2016, CSI, Independence, and OMFH entered into the Note Assignment pursuant to which CSI sold and assigned to OMFH, and OMFH purchased and assumed from CSI, an interest in and to CSI’s right to receive $150 million principal amount outstanding under the Independence Demand Note for a purchase price of $150 million. On July 20, 2016, OMFH paid the $150 million purchase price to CSI.

In connection with the Note Assignment discussed above, Independence exchanged the Independence Demand Note for (i) the Cash Services Note issued to CSI with a maximum borrowing amount not to exceed $3.4 billion and (ii) the OMFH Note issued to OMFH with a maximum borrowing amount not to exceed $150 million. The Cash Services Note and the OMFH Note provide that no advances shall be made to Independence on or after December 31, 2019 and all principal and interest shall be payable in full on December 31, 2019, unless earlier payment is demanded by CSI or OMFH. The interest rate for the UPB is the lender’s cost of funds rate, which was 6.28% at March 31, 2017.

At March 31, 2017 and December 31, 2016, the note receivable from Independence relating to the Cash Services Note totaled $2.8 billion and $2.9 billion, respectively, which included compounded interest due to CSI. Interest revenue on the note receivable from Independence relating to the Cash Services Note totaled $45 million for the three months ended March 31, 2017, which we report in interest income on notes receivable from parent and affiliates.

OneMain Demand Note. On November 15, 2015, in connection with the closing of the OneMain Acquisition, SFC entered into the OneMain Demand Note with OMFH, whereby SFC agreed to make advances to OMFH from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the OneMain Demand Note, OMFH is required to use the proceeds of any advance either (i) exclusively to finance the purchase, origination, pooling, funding or carrying of receivables by OMFH or any of its restricted subsidiaries or (ii) for general corporate purposes. The note is payable in full on December 31, 2024, and SFC may demand payment with five days prior notice. OMFH may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate.

On August 12, 2016 and March 15, 2017, SFC amended the note to increase the maximum amount that may be advanced to $750 million and $1.3 billion, respectively. At March 31, 2017 and December 31, 2016, the note receivable from OMFH totaled $638 million and $530 million, respectively, which included compounded interest due to SFC. Interest revenue on the note receivable from OMFH totaled $9 million for the three months ended March 31, 2017, which we report in interest income on notes receivable from parent and affiliates.

Receivables from Parent and Affiliates

At March 31, 2017 and December 31, 2016, receivables from parent and affiliates totaled $40 million. Receivables from parent and affiliates also included (i) interest receivable on SFC’s note receivable from SFI previously discussed in this Note, (ii) taxes paid by SFC for all entities and then settled under the tax sharing agreement, (iii) expenses paid by a subsidiary of SFC for the benefit of parent and affiliates, (iv) intercompany insurance premiums collected, and (v) the servicing fees and collections received on the legacy OneMain loans serviced by legacy Springleaf branches. Receivables from parent and affiliates at March 31, 2017 and December 31, 2016 are presented net of a payable to SFI of $6 million. Excluding this payable, receivables from parent and affiliates totaled $46 million at March 31, 2017 and December 31, 2016.

Note Payable to Affiliate

On December 1, 2015, in connection with the closing of the OneMain Acquisition, OMFH entered into a revolving demand note with SFC, whereby OMFH agreed to make advances to SFC from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the note, SFC is required to use the proceeds of any advance for general corporate purposes. The note is payable in full on December 31, 2024, and OMFH may demand payment with five days prior notice. SFC may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate, which was 6.28% at March 31, 2017.

Interest expense on the note payable to OMFH was $4 million for the three months ended March 31, 2016, which we report in interest expense. On March 15, 2017, OMFH amended the note to increase the maximum amount that may be advanced to $750 million. At March 31, 2017 and December 31, 2016, no amounts were drawn under the note.

Payables to Parent and Affiliates

At March 31, 2017 and December 31, 2016, payables to parent and affiliates totaled $45 million and $13 million, respectively. At March 31, 2017 and December 31, 2016, SFC had net payables of $40 million and $12 million, respectively, to SGSC, a subsidiary of SFI, related to the intercompany agreements further discussed below in this Note. At March 31, 2017 and December 31, 2016, SFC also had a payable of $2 million and $1 million, respectively, to OCLI, a subsidiary of SFI, for internet lending referral fees charged to the branch network. See “Loan Referral Fees” below. Additionally, at March 31, 2017, SFC had a payable of $3 million to OMFH for servicing and collection fees of legacy Springleaf loans serviced by legacy OneMain branches. See “Loan Servicing Fees” below for further information.

LOAN SALE TRANSACTIONS

During the second quarter of 2016, OCLI entered into loan purchase and sale agreements with certain subsidiaries of SFC pursuant to which OCLI sold certain personal loans with an aggregate UPB at the time of sale of $89 million for an aggregate purchase price of $89 million. OCLI continues to service these loans. During the three months ended March 31, 2017, SFC recorded less than $1 million of service fee expenses.

LOAN SERVICING FEES

In connection with the combining of certain legacy OneMain branches with legacy Springleaf branches and vice versa, during the fourth quarter of 2016, SFC entered into an intercompany service agreement with OMFH relating to the servicing of loans when a legacy OneMain loan is serviced by a legacy Springleaf branch and vice versa. During the three months ended March 31, 2017, SFC recorded $3 million of service fee expenses for the legacy Springleaf loans serviced by legacy OneMain branches and $3 million of service fee income for the legacy OneMain loans serviced by legacy Springleaf branches. At March 31, 2017, SFC’s receivable from OMFH for the servicing fees and collections received on the legacy OneMain loans serviced by legacy Springleaf branches totaled $3 million, and SFC’s payable to OMFH for the servicing fees and collections received on the legacy Springleaf loans serviced by legacy OneMain branches totaled $3 million.

LOAN REFERRAL FEES

OCLI provides personal loan application processing and credit underwriting services on behalf of SFC for personal loan applications that are submitted online. SFC is charged a fee of $35 for each underwritten approved application processed, as well as any other fees agreed to by the parties. During the three months ended March 31, 2017 and 2016, SFC recorded $5 million and $3 million, respectively, of referral fee expense. SFC’s payable to OCLI for internet lending referral fees totaled $2 million at March 31, 2017 and $1 million at December 31, 2016.

DEBT PURCHASES

In March of 2017, OMAS, a subsidiary of OMFH, purchased $1 million principal amount of SFC’s medium term notes in the open market for an aggregate purchase price of $1 million. At the purchase dates, these notes had a carrying value of $1 million.

In December of 2016, OMAS purchased $5 million principal amount of SFC’s medium term notes in the open market for an aggregate purchase price of $5 million. At the purchase dates, these notes had a carrying value of $5 million.

These purchase transactions did not impact our condensed consolidated financial statements.

CAPITAL CONTRIBUTIONS

During the first quarter of 2016, SFC received a capital contribution of $10 million to satisfy an interest payment required by the Junior Subordinated Debenture in respect of SFC’s junior subordinated debt.

INTERCOMPANY AGREEMENTS

On December 24, 2012, SGSC, a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC, and with certain other subsidiaries of SFI, collectively, the “Recipients.”

Services Agreement

SGSC provides the following services to the Recipients: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by each Recipient to SGSC is equal to 100% of the allocated cost of providing the services to such Recipient. SGSC allocates its cost of providing these services among the Recipients and any of the companies to which it provides similar services based on an allocation method defined in the agreement. During the three months ended March 31, 2017 and 2016, SFC recorded $59 million and $67 million, respectively, of service fee expenses, which are included in other operating expenses.

License Agreement

The license agreement provides for use by SGSC of SFMC’s information technology systems and software and other related equipment. The monthly license fee payable by SGSC for its use of the information technology systems and software is 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment is 100% of the actual costs incurred by SFMC. During the three months ended March 31, 2017 and 2016, SFMC recorded $1 million of license fees, which are included as a contra expense to other operating expenses.

Building Lease Agreement

The building lease agreement provides that SFMC will lease six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other sums and charges, including real estate taxes, water charges, and sewer rents. During the three months ended March 31, 2017 and 2016, SFMC recorded $1 million of rent charged to SGSC, which are included as a contra expense to other operating expenses.

See Note 18 for information on the subsequent termination of the building lease agreement effective April 5, 2017 in contemplation of the merger of SFMC and SGSC on April 10, 2017 and the subsequent termination of the license agreement as a result of this merger.

9. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at March 31, 2017 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.50%	2.59%	5.25% - 8.25%	2.77%

Second quarter 2017	$—	$—	$—	$—	$—
Third quarter 2017	—	—	257	—	257
Fourth quarter 2017	—	—	1,030	—	1,030
First quarter 2018	—	—	—	—	—
Remainder of 2018	—	—	—	—	—
2019	—	—	700	—	700
2020	—	—	1,300	—	1,300
2021	—	—	650	—	650
2022-2067	—	—	300	350	650
Securitizations (b)	2,641	—	—	—	2,641
Revolving conduit facilities (b)	—	10	—	—	10
Total principal maturities	$2,641	$10	$4,237	$350	$7,238

Total carrying amount	$2,629	$10	$4,012	$172	$6,823
Debt issuance costs (c)	$(12)	$—	$(13)	$—	$(25)

(a)
The interest rates shown are the range of contractual rates in effect at March 31, 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 2.77% as of March 31, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

(b)
Securitizations and borrowings under revolving conduit facilities are not included in the above maturities by period due to their variable monthly repayments. See Note 10 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $9 million at March 31, 2017 and are reported in other assets.

GUARANTY AGREEMENTS

8.25% SFC Notes

On April 11, 2016, OMH entered into the SFC Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 8.25% SFC Notes. As of March 31, 2017, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding.

5.25% SFC Notes

On December 3, 2014, OMH entered into the SFC Base Indenture and the SFC First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.25% SFC Notes. As of March 31, 2017, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; the Junior Subordinated Debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the 1999 Indenture, between SFC and Wilmington (the successor trustee to Citibank N.A.). The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of March 31, 2017, $2.9 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

10. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitization and conduit transactions. We have determined that we are the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings. We are deemed to be the primary beneficiary of each VIE because we have the ability to direct the activities of the VIE that most significantly impact its economic performance, including the losses it absorbs and its right to receive economic benefits that are potentially significant. Such ability arises from SFC’s and its affiliates’ contractual right to service the finance receivables securing the VIEs’ debt obligations. To the extent we retain any subordinated debt obligation or residual interest in an asset-backed financing facility, we are exposed to potentially significant losses and potentially significant returns.

The asset-backed debt obligations issued by the VIEs are supported by the expected cash flows from the underlying finance receivables securing such debt obligations. Cash inflows from these finance receivables are distributed to repay the debt obligations and related service providers in accordance with each transaction’s contractual priority of payments, referred to as the “waterfall.” The holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying finance receivables securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. With respect to any asset-backed financing transaction that has multiple classes of debt obligations, substantially all cash inflows will be directed to the senior debt obligations until fully repaid and, thereafter, to the subordinate debt obligations on a sequential basis. We retain an interest and credit risk in these financing transactions through our ownership of the residual interest in each VIE and, in some cases, the most subordinate class of debt obligations issued by the VIE, which are the first to absorb credit losses on the finance receivables securing the debt obligations. We expect that any credit losses in the pools of finance receivables securing the asset-backed debt obligations will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified finance receivables that subsequently become delinquent or are otherwise in default.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$1	$2
Finance receivables:
Personal loans	2,863	2,943
Allowance for finance receivable losses	85	94
Restricted cash and restricted cash equivalents	173	211
Other assets	9	9

Liabilities
Long-term debt	$2,639	$2,675
Other liabilities	5	7

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from one to five years during which no principal payments are required to be made on the related asset-backed notes, except for the ODART 2016-1 securitization which has no revolving period. The indentures governing our securitizations borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes.

Our securitized borrowings at March 31, 2017 consisted of the following:

(dollars in millions)	Current Note Amounts Outstanding	Current Weighted Average Interest Rate	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A (a)	$1,163	3.47%	3 years
SLFT 2015-B (b)	314	3.78%	5 years
SLFT 2016-A (c)	500	3.10%	2 years
Total consumer securitizations	1,977

Auto Securitization:
ODART 2016-1 (d)	396	2.45%	—
ODART 2017-1 (e)	268	2.61%	1 year
Total auto securitizations	664

Total secured structured financings	$2,641

(a)	SLFT 2015-A Securitization. On February 26, 2015, we issued $1.2 billion of notes backed by personal loans. The notes mature in November 2024.

(b)	SLFT 2015-B Securitization. On April 7, 2015, we issued $314 million of notes backed by personal loans. The notes mature in May 2028.

(c)
SLFT 2016-A Securitization. On December 14, 2016, we issued $532 million of notes backed by personal loans. The notes mature in November 2029. We initially retained $32 million of the asset-backed notes.

(d)
ODART 2016-1 Securitization. On July 19, 2016, we issued $754 million of notes backed by direct auto loans. The maturity dates of the notes occur in January 2021 for the Class A notes, May 2021 for the Class B notes, September 2021 for the Class C notes and February 2023 for the Class D notes. We initially retained $54 million of the Class D notes.

(e)
ODART 2017-1 Securitization. On February 1, 2017, we issued $300 million of notes backed by direct auto loans. The maturity dates of the notes occur in October 2020 for the Class A notes, June 2021 for the Class B notes, August 2021 for the Class C notes, December 2021 for the Class D notes, and

January 2025 for the Class E notes. We initially retained $11 million of the Class A notes, $1 million of each of the Class B, Class C, and Class D notes, and the entire $18 million of the Class E notes.

Call of 2014-A Notes. On February 15, 2017, we exercised our right to redeem the 2014-A Notes for a redemption price of $188 million, which excluded $33 million for the Class D Notes owned by Twenty First Street, a wholly owned subsidiary of SFC, on February 15, 2017, the date of the optional redemption. The outstanding principal balance of the asset-backed notes was $221 million on the date of the optional redemption.

REVOLVING CONDUIT FACILITIES

As of March 31, 2017, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

Midbrook 2013-VFN1 Trust *	$50	$—	February 2018
Sumner Brook 2013-VFN1 Trust	350	10	January 2018
Springleaf 2013-VFN1 Trust	850	—	January 2018
Whitford Brook 2014-VFN1 Trust	250	—	June 2018
First Avenue Funding LLC	250	—	June 2018
Second Avenue Funding LLC	250	—	June 2018
Seine River Funding, LLC	500	—	December 2019
Total	$2,500	$10

*
Midbrook 2013-VFN1 Trust. On February 24, 2017, the maximum principal balance decreased from $100 million to $50 million. See Note 18 for information on the subsequent termination of the note purchase agreement with Midbrook 2013-VFN1 Trust.

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three months ended March 31, 2017 totaled $27 million, compared to $48 million for the three months ended March 31, 2016.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

11. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable) were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2017	2016

Balance at beginning of period	$70	$73
Less reinsurance recoverables	(22)	(22)
Net balance at beginning of period	48	51
Additions for losses and loss adjustment expenses incurred to:
Current year	17	18
Prior years *	1	(2)
Total	18	16
Reductions for losses and loss adjustment expenses paid related to:
Current year	(7)	(6)
Prior years	(11)	(11)
Total	(18)	(17)
Net balance at end of period	48	50
Plus reinsurance recoverables	23	22
Balance at end of period	$71	$72

*
Reflects (i) a shortfall in the prior years’ net reserves of $1 million at March 31, 2017 primarily resulting from increased estimates for claims incurred in prior years as claims have developed, and (ii) a redundancy in the prior years’ net reserves of $2 million at March 31, 2016 primarily due to credit disability and credit involuntary unemployment insurance claims developing more favorably than anticipated.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2017
Balance at beginning of period	$(3)	$(4)	$—	$(7)
Other comprehensive income before reclassifications	2	—	—	2
Reclassification adjustments from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Balance at end of period	$(2)	$(4)	$—	$(6)

Three Months Ended March 31, 2016
Balance at beginning of period	$(9)	$(19)	$4	$(24)
Other comprehensive income before reclassifications	8	—	—	8
Reclassification adjustments from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Balance at end of period	$(2)	$(19)	$4	$(17)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Unrealized gains on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$2	$1
Income tax effect	(1)	—
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$1	$1

13. Income Taxes

At March 31, 2017, we had a net deferred tax liability of $37 million, compared to $42 million at December 31, 2016. The decrease in net deferred tax liability of $5 million was primarily due to tax accounting method change, partially offset by changes in the fair value of our finance receivables.

The effective tax rate for the three months ended March 31, 2017 was 37.6%, compared to 34.1% for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes. The effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $11 million at March 31, 2017 and December 31, 2016. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

SALES RECOURSE OBLIGATIONS

At March 31, 2017, our reserve for sales recourse obligations totaled $14 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. We did not establish any additional reserves for sales recourse obligations associated with the personal loans sold in the Lendmark Sale or our real estate loan sales in 2016 based on the credit quality of the loans sold and the terms of each transaction. During the three months ended March 31, 2017 and 2016, we had no repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At March 31, 2017, there were no material repurchase requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

15. Benefit Plans

During the three months ended March 31, 2017 and 2016, the components of net periodic benefit cost with respect to our defined benefit pension plans were immaterial. We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At March 31, 2017, our two segments included:

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through our branch network and our centralized operations. We also offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance), non-credit insurance, and auto membership plans provided by a third party. Our branch network conducts business in 28 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch network or through an internet portal. If the applicant is “in footprint,” located near an existing branch, our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is “out of footprint,” not located near a branch, our centralized operations originate the loan.

•
Acquisitions and Servicing — SFI services the SpringCastle Portfolio that was acquired by an indirect subsidiary of OMH through the SpringCastle Joint Venture. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the sale of our equity interest in the SpringCastle Joint Venture. These loans consist of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. Unless SFI is terminated, SFI will continue to provide the servicing for these loans pursuant to a servicing agreement, which SFI services as unsecured loans because the liens are subordinated to superior ranking security interests.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include (i) our liquidating real estate loan portfolio as discussed below, (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation), and (iii) our short equity personal loans that we are no longer originating.

Beginning in 2017, management no longer views or manages our real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.” To conform to this new alignment of our segments, we have revised our prior period segment disclosures.

The accounting policies of the segments are the same as those disclosed in Note 3 to the consolidated financial statements of our 2016 Annual Report on Form 10-K, except as described below.

Due to the nature of the Fortress Acquisition, we applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense and loan loss reserves, to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables and long-term debt at acquisition, as well as the amortization/accretion in future periods).

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisitions and Servicing - This segment includes interest expense specifically identified to the SpringCastle Portfolio.
Consumer and Insurance and Other - The Company has securitization debt and unsecured debt. The Company first allocates interest expense to its segments based on actual expense for securitizations and secured term debt and using a weighted average for unsecured debt allocated to the segments.

Total average unsecured debt is allocated as follows:
● Consumer and Insurance - receives remainder of unallocated average debt; and
● Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
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

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other (a)	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2017
Interest income	$290	$—	$6	$1	$297
Interest expense	104	—	6	17	127
Provision for finance receivable losses	70	—	1	—	71
Net interest income (loss) after provision for finance receivable losses	116	—	(1)	(16)	99
Other revenues (b)	49	—	59	(2)	106
Other expenses	158	—	4	—	162
Income before income taxes	$7	$—	$54	$(18)	$43

Assets (c)	$5,452	$—	$4,481	$(67)	$9,866

At or for the Three Months Ended March 31, 2016
Interest income	$311	$102	$16	$2	$431
Interest expense	95	20	17	24	156
Provision for finance receivable losses	73	14	2	2	91
Net interest income (loss) after provision for finance receivable losses	143	68	(3)	(24)	184
Net gain on sale of SpringCastle interests	—	167	—	—	167
Other revenues (b)	45	—	39	5	89
Other expenses	174	14	3	—	191
Income before income taxes	14	221	33	(19)	249
Income before income taxes attributable to non-controlling interests	—	28	—	—	28
Income before income taxes attributable to Springleaf Finance Corporation	$14	$193	$33	$(19)	$221

Assets (c)	$5,704	$101	$4,709	$(13)	$10,501

(a)	Real Estate segment has been combined with “Other” for the prior period.

(b)
Other revenues reported in “Other” primarily includes interest income on the Cash Services Note (previously referred to as the “Independence Demand Note”) and on SFC’s note receivable from SFI. See Note 8 for further information on the notes receivable from parent and affiliates.

(c)	Assets reported in “Other” primarily includes notes receivable from parent and affiliates discussed above. See Note 8 for further information on the notes receivable from parent and affiliates.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2017
Assets
Cash and cash equivalents	$340	$57	$—	$397	$397
Investment securities	—	611	2	613	613
Net finance receivables, less allowance for finance receivable losses	—	—	5,000	5,000	4,667
Finance receivables held for sale	—	—	151	151	148
Notes receivable from parent and affiliates	—	3,803	—	3,803	3,803
Restricted cash and restricted cash equivalents	192	—	—	192	192
Other assets (a)	—	41	30	71	73

Liabilities
Long-term debt	$—	$7,281	$—	$7,281	$6,823
Other liabilities (b)	—	45	—	45	45

December 31, 2016
Assets
Cash and cash equivalents	$198	$42	$—	$240	$240
Investment securities	—	580	2	582	582
Net finance receivables, less allowance for finance receivable losses	—	—	5,122	5,122	4,755
Finance receivables held for sale	—	—	159	159	153
Notes receivable from parent and affiliates	—	3,723	—	3,723	3,723
Restricted cash and restricted cash equivalents	227	—	—	227	227
Other assets (a)	—	41	34	75	77

Liabilities
Long-term debt	$—	$7,308	$—	$7,308	$6,837
Other liabilities (b)	—	13	—	13	13

(a)	Includes commercial mortgage loans, escrow advance receivable, receivables from parent and affiliates, and receivables related to sales of real estate loans and related trust assets.

(b)	Consists of payables to parent and affiliates.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

March 31, 2017
Assets
Cash equivalents in mutual funds	$232	$—	$—	$232
Cash equivalents in securities	—	57	—	57
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	19	—	19
Obligations of states, municipalities, and political subdivisions	—	73	—	73
Non-U.S. government and government sponsored entities	—	3	—	3
Corporate debt	—	371	—	371
RMBS	—	40	—	40
CMBS	—	32	—	32
CDO/ABS	—	64	—	64
Total bonds	—	602	—	602
Preferred stock	—	6	—	6
Other long-term investments	—	—	1	1
Total available-for-sale securities (b)	—	608	1	609
Other securities
Bonds:
Corporate debt	—	2	—	2
CMBS	—	1	—	1
Total other securities	—	3	—	3
Total investment securities	—	611	1	612
Restricted cash in mutual funds	174	—	—	174
Total	$406	$668	$1	$1,075

(a)
Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2017, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)	Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at March 31, 2017, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2016
Assets
Cash equivalents in mutual funds	$119	$—	$—	$119
Cash equivalents in securities	—	42	—	42
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	82	—	82
Non-U.S. government and government sponsored entities	—	5	—	5
Corporate debt	—	353	—	353
RMBS	—	39	—	39
CMBS	—	33	—	33
CDO/ABS	—	46	—	46
Total bonds	—	571	—	571
Preferred stock	—	6	—	6
Other long-term investments	—	—	1	1
Total available-for-sale securities (b)	—	577	1	578
Other securities
Bonds:
Corporate debt	—	2	—	2
CMBS	—	1	—	1
Total other securities	—	3	—	3
Total investment securities	—	580	1	581
Restricted cash in mutual funds	212	—	—	212
Total	$331	$622	$1	$954

(a)
Due to the insignificant activity within the Level 3 assets during 2016, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)	Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at December 31, 2016, which is carried at cost.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2017.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three months ended March 31, 2017 and 2016.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 23 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2016 Annual Report on Form 10-K for information regarding our methods and assumptions used to estimate fair value.

18. Subsequent Events

RELATED PARTY TRANSACTIONS

Dividend of SFMC to SFI

On April 10, 2017, SFMC, a subsidiary of SFC, was contributed to SFI in the form of a dividend. SFI then contributed SFMC and SGSC to OMH, and SFMC merged into SGSC. As a result of the dividend, the Company’s total shareholder equity and total assets were reduced by $38 million and $65 million, respectively, on the contribution date.

The contribution was the result of the continuing integration process, and part of a series of corporate consolidation transactions surrounding the OneMain Acquisition.

Termination of Building Lease Agreement and License Agreement

In contemplation of the merger of SFMC and SGSC noted above, the building lease agreement, whereby SFMC leased six of its buildings to SGSC, was terminated effective April 5, 2017. In addition, the license agreement, whereby SFMC leased its information technology systems and software and other related equipment to SGSC, was terminated as a result of this merger.

OneMain Demand Note

On April 13, 2017 and May 2, 2017, SFC advanced $50 million and $37 million, respectively, to OMFH, under the OneMain Demand Note.

REVOLVING CONDUIT FACILITIES

On April 13, 2017, Midbrook 2013-VFN1 Trust voluntarily terminated its note purchase agreement with its lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	various uncertainties and risks in connection with the OneMain Acquisition which may result in an adverse impact on us;

•	various risks relating to our continued compliance with the Settlement Agreement;

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

•
risks related to the acquisition or sale of assets or businesses or the formation, termination or operation of joint ventures or other strategic alliances or arrangements, including loan delinquencies or net charge-offs, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers;

•	risks associated with our insurance operations, including insurance claims that exceed our expectations or insurance losses that exceed our reserves;

•
the inability to successfully implement our growth strategy for our consumer lending business as well as various risks associated with successfully acquiring portfolios of consumer loans, pursuing acquisitions, and/or establishing joint ventures;

•	declines in collateral values or increases in actual or projected delinquencies or net charge-offs;

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the CFPB, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations;

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

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices;

•	changes in accounting principles and policies or changes in accounting estimates;

•	effects of the contemplated acquisition of Fortress by an affiliate of SoftBank Group Corp.;

•	any failure or inability to achieve the SpringCastle Portfolio performance requirements set forth in the SpringCastle Interests Sale purchase agreement; and

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 600 branch offices in 28 states as of March 31, 2017 and expert personnel is complemented by our online personal loan origination capabilities and centralized operations, which allow us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining an unsecured personal loan via our website, www.onemainfinancial.com. (The information on our website is not incorporated by reference into this report.) In connection with our personal loan business, we offer our customers credit and non-credit insurance.

In addition, we service or sub-service loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to five years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At March 31, 2017, we had over 893,000 personal loans, representing $4.7 billion of net finance receivables, of which 58% were secured by titled collateral, compared to 928,000 personal loans totaling $4.8 billion at December 31, 2016, of which 58% were secured by titled collateral.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our subsidiaries, Merit and Yosemite. We also offer auto membership plans of an unaffiliated company.

Our non-originating legacy products include:

•
Real Estate Loans — We ceased originating real estate loans in January of 2012, and during 2014, we sold $6.4 billion real estate loans held for sale. During 2016, we sold $308 million real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Predominantly, our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At March 31, 2017, we had $139 million of real estate loans held for investment, of which 94% were secured by first mortgages, compared to $144 million at December 31, 2016, of which 93% were secured by first mortgages. Real estate loans held for sale totaled $148 million and $153 million at March 31, 2017 and December 31, 2016, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At March 31, 2017, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

Beginning in 2017, we include Real Estate, which was previously presented as a distinct reporting segment, in “Other.” See Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on this change in our segment alignment and for more information about our segments. To conform to the new alignment of our segments, we have revised our prior period segment disclosures.

Recent Developments and Outlook

DIVIDEND OF SFMC TO SFI

On April 10, 2017, SFMC, a subsidiary of SFC, was contributed to SFI in the form of a dividend. SFI then contributed SFMC to OMH, and SFMC merged into SGSC. As a result of the dividend, the Company’s total shareholder equity and total assets were reduced by $38 million and $65 million, respectively, on the contribution date.

The contribution was the result of the continuing integration process, and part of a series of corporate consolidation transactions surrounding the OneMain Acquisition.

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

(dollars in millions)	At or for the Three Months Ended March 31,
	2017	2016

Interest income	$297	$431
Interest expense	127	156
Provision for finance receivable losses	71	91
Net interest income after provision for finance receivable losses	99	184
Net gain on sale of SpringCastle interests	—	167
Other revenues	106	89
Other expenses	162	191
Income before income taxes	43	249
Income taxes	16	85
Net income	27	164
Net income attributable to non-controlling interests	—	28
Net income attributable to SFC	$27	$136

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$4,863	$4,914
Number of accounts	898,642	905,809
Finance receivables held for sale:
Net finance receivables	$148	$776
Number of accounts	2,714	146,302
Finance receivables held for investment and held for sale: (b)
Average net receivables	$4,894	$7,145
Yield	24.33%	24.00%
Gross charge-off ratio	8.29%	6.11%
Recovery ratio	(1.73)%	(0.83)%
Net charge-off ratio	6.56%	5.28%
30-89 Delinquency ratio	2.22%	2.22%
Origination volume	$773	$961
Number of accounts originated	110,385	154,759

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)
Includes personal loans held for sale for the 2016 period in connection with the Lendmark Sale, but excludes real estate loans held for sale for both periods in order to be comparable with our segment statistics disclosed in “Segment Results.”

Comparison of Consolidated Results for the Three Months Ended March 31, 2017 and 2016

Interest income decreased $134 million for the three months ended March 31, 2017 when compared to the same period in 2016 due to the following:

•	Finance charges decreased $91 million primarily due to the net of the following:

◦
Average net receivables held for investment decreased primarily due to (i) the SpringCastle Interests Sale and (ii) our liquidating real estate loan portfolio, including the transfers of $257 million and $50 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively. This decrease was partially offset by the continued growth of our personal loan portfolio.

◦	Yield on finance receivables held for investment remained stable when compared to the same period in 2017.

•
Interest income on finance receivables held for sale decreased $43 million primarily due to the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense decreased $29 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to the net of the following:

•
Average debt decreased primarily due to (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net debt repurchases and repayments during the past 12 months relating to our conduit facilities. This decrease was partially offset by net debt issuances during the past 12 months relating to our securitization transactions. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt increased primarily due to (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness. This increase was partially offset by the repurchase of $600 million unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes.

•
Interest expense on note payable to affiliate of $4 million for the three months ended March 31, 2016 resulted from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on this note.

Provision for finance receivable losses decreased $20 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to (i) the absence of net charge-offs on the previously owned SpringCastle Portfolio and (ii) a larger provision release during the 2017 period due to the reserves required in the fourth quarter of 2016 in response to the higher level of delinquency of our personal loans. This decrease was partially offset by higher net charge-offs in the 2017 period primarily resulting from the increase in delinquency of our personal loans in third quarter of 2016 that charged-off in the first quarter of 2017.

Net gain on sale of SpringCastle interests of $167 million for the three months ended March 31, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016.

Other revenues increased $17 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to the net of (i) higher interest income on notes receivable from parent and affiliates of $8 million primarily reflecting interest income on the OneMain Demand Note during the 2017 period, (ii) $5 million lower net charge-offs recognized on finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the 2017 period, (iii) $3 million of service fee income in the 2017 period under an intercompany service agreement between SFC and OMFH, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report, (iv) $3 million net loss on repurchases and repayments of debt in the 2016 period, and (v) a decrease in insurance revenues of $2 million during the 2017 period reflecting lower earned non-credit premiums, partially offset by higher earned credit premiums.

Other expenses decreased $29 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to the following:

•	Salaries and benefits decreased $18 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $10 million primarily due to (i) the absence of servicing expenses for the previously owned SpringCastle Portfolio and (ii) lower professional fees of $9 million during the 2017 period. This decrease was partially offset by (i) a $6 million reduction in reserves related to estimated Property Protection Insurance claims in the 2016 period related to our UK subsidiary, which was liquidated on August 16, 2016 and (ii) a decrease in deferral of origination costs of $3 million during the 2017 period.

Income taxes totaled $16 million for the three months ended March 31, 2017 compared to $85 million for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 was 37.6% compared to 34.1% for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes. The effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income

Management uses adjusted pretax income, a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax income represents income before income taxes on a Segment Accounting Basis and excludes net gain on sale of SpringCastle interests, SpringCastle transaction costs, and losses resulting from repurchases and repayments of debt. Management believes adjusted pretax income is useful in assessing the profitability of our segments and uses adjusted pretax income in evaluating our operating performance. Adjusted pretax income is a non-GAAP measure and should be considered supplemental to, but not as a substitute for or superior to, income before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income before income taxes attributable to SFC on a Segment Accounting Basis to adjusted pretax income attributable to SFC (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$7	$14
Adjustments:
Net loss on repurchases and repayments of debt	—	2
Adjusted pretax income (non-GAAP)	$7	$16

Acquisitions and Servicing
Income before income taxes attributable to SFC - Segment Accounting Basis	$—	$193
Adjustments:
Net gain on sale of SpringCastle interests	—	(167)
SpringCastle transaction costs	—	1
Adjusted pretax income attributable to SFC (non-GAAP)	$—	$27

Other
Adjusted pretax income (non-GAAP)	$54	$33

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for (i) a description of our segments, (ii) reconciliations of segment totals to condensed consolidated financial statement amounts, (iii) methodologies used to allocate revenues and expenses to each segment, and (iv) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2017	2016

Interest income	$290	$311
Interest expense	104	95
Provision for finance receivable losses	70	73
Net interest income after provision for finance receivable losses	116	143
Other revenues	49	47
Other expenses	158	174
Adjusted pretax income (non-GAAP)	$7	$16

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$4,710	$4,365
Number of accounts	892,111	880,116
Finance receivables held for sale:
Net finance receivables	$—	$606
Number of accounts	—	143,254
Finance receivables held for investment and held for sale: (b)
Average net receivables	$4,736	$4,926
Yield	24.84%	25.47%
Gross charge-off ratio	8.45%	7.20%
Recovery ratio	(1.76)%	(0.85)%
Net charge-off ratio	6.69%	6.35%
30-89 Delinquency ratio	2.03%	1.97%
Origination volume	$773	$943
Number of accounts originated	110,385	154,759

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale for the 2016 period in connection with the Lendmark Sale.

Comparison of Adjusted Pretax Income for the Three Months Ended March 31, 2017 and 2016

Interest income decreased $21 million for the three months ended March 31, 2017 when compared to the same period in 2016 due to the net of the following:

•	Finance charges increased $21 million primarily due to the net of the following:

◦	Average net receivables held for investment increased primarily due to the continued growth of our loan portfolio.

◦	Yield on finance receivables held for investment decreased primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

•
Interest income on finance receivables held for sale of $42 million for the three months ended March 31, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $9 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to an increase in the utilization of financing from unsecured notes, which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses decreased $3 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to a larger provision release during the 2017 period due to the reserves required in the fourth quarter of 2016 in response to the higher level of delinquency of our personal loans. This decrease was partially offset by higher net charge-offs in the 2017 period primarily resulting from the increase in delinquency of our personal loans in third quarter of 2016 that charged-off in the first quarter of 2017.

Other revenues increased $2 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to the net of (i) $3 million of service fee income in the 2017 period under an intercompany service agreement between SFC and OMFH, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report and (ii) a decrease in insurance revenues of $2 million during the 2017 period reflecting lower earned non-credit premiums, partially offset by higher earned credit premiums.

Other expenses decreased $16 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to the following:

•	Salaries and benefits decreased $12 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $3 million primarily due to the net of (i) lower professional fees of $7 million during the 2017 period, (ii) a decrease in advertising expenses of $4 million during the 2017 period, (iii) a decrease in deferral of origination costs of $4 million during the 2017 period, and (iv) $3 million of service fee expenses in the 2017 period under an intercompany service agreement between SFC and OMFH, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report.

ACQUISITIONS AND SERVICING

Adjusted pretax income attributable to SFC and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2017	2016

Interest income	$—	$102
Interest expense	—	20
Provision for finance receivable losses	—	14
Net interest income after provision for finance receivable losses	—	68
Other expenses	—	13
Adjusted pretax income (non-GAAP)	—	55
Pretax income attributable to non-controlling interests	—	28
Adjusted pretax income attributable to SFC (non-GAAP)	$—	$27

Selected Financial Statistics *
Finance receivables held for investment:
Average net receivables	$—	$1,656
Yield	—%	24.32%
Net charge-off ratio	—%	3.44%

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

On March 31, 2016, we sold our equity interest in the SpringCastle Joint Venture, the primary component of our Acquisitions and Servicing segment.

OTHER

“Other” consists of our non-originating legacy operations, which include (i) our liquidating real estate loan portfolio as discussed below, (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation), and (iii) our short equity personal loans that we are no longer originating.

Beginning in 2017, management no longer views or manages our real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.” To conform to this new alignment of our segments, we have revised our prior period segment disclosures.

Adjusted pretax income of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Interest income	$6	$16
Interest expense	6	17
Provision for finance receivable losses	1	2
Net interest loss after provision for finance receivable losses	(1)	(3)
Other revenues	59	39
Other expenses	4	3
Adjusted pretax income (non-GAAP)	$54	$33

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	March 31,
	2017	2016

Net finance receivables held for investment:
Personal loans	$6	$15
Real estate loans	148	542
Retail sales finance	10	20
Total	$164	$577

Net finance receivables held for sale:
Real estate loans	$151	$170

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2017
Personal loans	$4,710	$6	$(1)	$4,715
Real estate loans	—	148	(9)	139
Retail sales finance	—	10	(1)	9
Total	$4,710	$164	$(11)	$4,863

December 31, 2016
Personal loans	$4,794	$11	$(1)	$4,804
Real estate loans	—	153	(9)	144
Retail sales finance	—	12	(1)	11
Total	$4,794	$176	$(11)	$4,959

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to five years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At March 31, 2017, 58% of our personal loans were secured by titled collateral, compared to 58% at December 31, 2016.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

March 31, 2017 *
FICO scores
660 or higher	$1,111	$40	$5	$1,156
620-659	1,189	25	1	1,215
619 or below	2,412	72	3	2,487
Unavailable	3	2	—	5
Total	$4,715	$139	$9	$4,863

December 31, 2016
FICO scores
660 or higher	$888	$41	$5	$934
620-659	1,079	23	2	1,104
619 or below	2,814	77	4	2,895
Unavailable	23	3	—	26
Total	$4,804	$144	$11	$4,959

*
The shift in FICO distribution reflects the alignment in FICO versions across OMH. As of March 31, 2017, the legacy Springleaf FICO scores were refreshed to FICO 08 version, which is comparable with the legacy OneMain FICO version.

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

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2017
Current	$4,520	$125	$(9)	$4,636
30-59 days past due	57	9	(1)	65
Delinquent (60-89 days past due)	39	4	—	43
Performing	4,616	138	(10)	4,744

Nonperforming (90+ days past due)	94	26	(1)	119
Total net finance receivables	$4,710	$164	$(11)	$4,863

Delinquency ratio
30-89 days past due	2.03%	7.83%	*	2.22%
30+ days past due	4.03%	23.99%	*	4.67%
60+ days past due	2.81%	18.65%	*	3.33%
90+ days past due	1.99%	16.16%	*	2.45%

December 31, 2016
Current	$4,570	$131	$(9)	$4,692
30-59 days past due	64	10	(1)	73
Delinquent (60-89 days past due)	45	4	—	49
Performing	4,679	145	(10)	4,814

Nonperforming (90+ days past due)	115	31	(1)	145
Total net finance receivables	$4,794	$176	$(11)	$4,959

Delinquency ratio
30-89 days past due	2.26%	8.32%	*	2.47%
30+ days past due	4.67%	25.88%	*	5.38%
60+ days past due	3.33%	20.16%	*	3.90%
90+ days past due	2.40%	17.56%	*	2.91%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover expected losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the credit quality of the finance receivable portfolios and changes in economic conditions.

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2017
Balance at beginning of period	$185	$—	$31	$(12)	$204
Provision for finance receivable losses	70	—	1	—	71
Charge-offs	(99)	—	(2)	1	(100)
Recoveries	21	—	—	—	21
Balance at end of period	$177	$—	$30	$(11)	$196

Allowance ratio	3.76%	—%	18.24%	(a)	4.03%

Three Months Ended March 31, 2016
Balance at beginning of period	$174	$4	$70	$(24)	$224
Provision for finance receivable losses	73	14	2	2	91
Charge-offs	(89)	(17)	(5)	2	(109)
Recoveries	11	3	1	—	15
Other (b)	—	(4)	—	—	(4)
Balance at end of period	$169	$—	$68	$(20)	$217

Allowance ratio	3.86%	—%	11.82%	(a)	4.42%

(a)	Not applicable.

(b)
Consists of the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture.

The delinquency status of our finance receivable portfolio, along with the level of our TDR finance receivables, are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio.

See Note 4 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2017
TDR net finance receivables	$49	$72	$(26)	$95
Allowance for TDR finance receivable losses	20	23	(12)	31

December 31, 2016
TDR net finance receivables	$47	$71	$(27)	$91
Allowance for TDR finance receivable losses	20	23	(12)	31

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

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2017, we (i) completed one auto securitization and (ii) exercised our right to redeem the asset-backed notes issued by SLFT 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

Net borrowings under the notes of our existing revolving conduit facilities totaled $10 million for the three months ended March 31, 2017.

See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, consumer loan securitization transactions and conduit facilities.

Subsequent to March 31, 2017, we completed the following transactions:

•	On April 13, 2017, Midbrook 2013-VFN1 Trust voluntarily terminated its note purchase agreement with its lender.

•	On April 27, 2017, we drew $60 million of the variable funding notes issued by Sumner Brook 2013-VFN1 Trust.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At March 31, 2017, we had $397 million of cash and cash equivalents, and during the three months ended March 31, 2017, we generated net income of $27 million. Our net cash inflow from operating and investing activities totaled $161 million for the three months ended March 31, 2017. At March 31, 2017, our remaining scheduled principal and interest payments for 2017 on our existing debt (excluding securitizations) totaled $1.6 billion. As of March 31, 2017, we had $1.8 billion UPB of unencumbered personal loans and $357 million UPB of unencumbered real estate loans (including $210 million held for sale).

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

Subsequent Transactions

On April 13, 2017 and May 2, 2017, SFC advanced $50 million and $37 million, respectively, to OMFH, under the OneMain Demand Note.

LIQUIDITY

Operating Activities

Net cash provided by operations of $233 million for the three months ended March 31, 2017 reflected net income of $27 million, the impact of non-cash items, and a favorable change in working capital of $101 million. Net cash provided by operations of $221 million for the three months ended March 31, 2016 reflected net income of $164 million, the impact of non-cash items, and a favorable change in working capital of $99 million.

Investing Activities

Net cash used for investing activities of $72 million for the three months ended March 31, 2017 was primarily due to net cash advances on intercompany notes receivable. Net cash provided by investing activities of $12 million for the three months ended March 31, 2016 was primarily due to the SpringCastle Interests Sale and net collections on intercompany notes receivable, partially offset by net principal originations of finance receivables held for investment.

Financing Activities

Net cash used for financing activities of $39 million and $259 million for the three months ended March 31, 2017 and 2016, respectively, were primarily due to net repayments of long-term debt.

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

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing some or all the following strategies:

•	maintaining disciplined underwriting standards and pricing for loans we originate or purchase and managing purchases of finance receivables;

•	pursuing additional debt financings (including new securitizations and new unsecured debt issuances, debt refinancing transactions and revolving conduit facilities), or a combination of the foregoing;

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Our insurance subsidiaries did not pay any dividends during the three months ended March 31, 2017 and 2016.

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

With the exception of the Junior Subordinated Debenture, none of SFC’s debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios. However, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty, may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of March 31, 2017, SFC was in compliance with all of the covenants under our debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 2.77% as of March 31, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

Pursuant to the terms of the Junior Subordinated Debenture, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the Junior Subordinated Debenture (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the Junior Subordinated Debenture otherwise payable on the next interest payment date and pays such amount to the holders of the Junior Subordinated Debenture. A mandatory trigger event occurs if SFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters.

Based upon SFC’s financial results for the 12 months ended March 31, 2017, a mandatory trigger event did not occur with respect to the interest payment due in April of 2017, as SFC was in compliance with both required ratios discussed above.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of March 31, 2017, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate (a)	Collateral Type	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A	$1,163	$1,250	$1,163	$1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years
SLFT 2016-A	500	560	500	559	3.10%	Personal loans	2 years
Total consumer securitizations	1,977	2,145	1,977	2,145

Auto Securitizations:
ODART 2016-1	700	754	396	456	2.45%	Direct auto loans	—
ODART 2017-1	268	300	268	300	2.61%	Direct auto loans	1 year
Total auto securitizations	968	1,054	664	756

Total secured structured financings	$2,945	$3,199	$2,641	$2,901

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we had access to seven conduit facilities with a total borrowing capacity of $2.5 billion as of March 31, 2017, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report. At March 31, 2017, $10 million was drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to March 31, 2017.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates significantly below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2017 or December 31, 2016, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of March 31, 2017, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2016 Annual Report on Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•	allowance for finance receivable losses;

•	purchased credit impaired finance receivables;

•	TDR finance receivables;

•	fair value measurements; and

•	other intangible assets.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2017.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for discussion of recently issued accounting pronouncements.

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts, seasonality of demand, and increased traffic in branches after the winter months. Demand for our personal loans is usually lower in January and February after the holiday season. Delinquencies on our personal loans are generally lowest in the first quarter and tend to rise throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II, Item 7A of our 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report.

Item 1A. Risk Factors.

Since our transition services agreement with Lendmark expired on May 1, 2017, the risk factor entitled “The DOJ may impose additional conditions or penalties relating to the Lendmark Sale that could adversely affect us.” previously disclosed in Part I, Item 1A of our 2016 Annual Report on Form 10-K is no longer applicable and is hereby deleted.

There have been no other material changes to our risk factors previously disclosed in Part I, Item 1A of our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 61 and incorporated by reference herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	May 5, 2017	By:	/s/ Micah R. Conrad
Micah R. Conrad
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