Form 10-Q
period 2017-06-30
SPRINGLEAF FINANCE CORP
filed 2017-08-04
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At July 31, 2017, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

1999 Indenture	Indenture dated as of May 1, 1999 between SFC and Wilmington
2014-A Notes	asset-backed notes issued in March 2014 by the Springleaf Funding Trust 2014-A
2016 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
2022 SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and guaranteed by OMH
30 - 89 Delinquency ratio	net finance receivables 30 - 89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
6.125% SFC Notes	collectively, the 2022 SFC Notes and the Additional SFC Notes
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABS	asset-backed securities
Additional SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and guaranteed by OMH
Adjusted pretax income (loss)
a non-GAAP financial measure; income (loss) before income tax expense (benefit) on a Segment Accounting Basis, excluding net gain on sale of SpringCastle interests, SpringCastle transaction costs, and losses resulting from repurchases and repayments of debt

AHL	American Health and Life Insurance Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
Cash Services Note	new intercompany demand note issued to CSI in exchange for the Independence Demand Note in connection with the Note Assignment
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMBS	commercial mortgage-backed securities
CSI	Springleaf Financial Cash Services, Inc.
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FA Loans	purchased credit impaired finance receivables related to the Fortress Acquisition
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FICO score	a credit score created by Fair Isaac Corporation
Fixed charge ratio
earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends

Fortress	Fortress Investment Group LLC
Fortress Acquisition
transaction by which FCFI Acquisition LLC, an affiliate of Fortress, acquired an 80% economic interest of the sole stockholder of SFC for a cash purchase price of $119 million, effective November 30, 2010

GAAP	generally accepted accounting principles in the United States of America
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables

Term or Abbreviation	Definition

Indenture	the SFC Base Indenture, together with the SFC Third Supplemental Indenture
Independence	Independence Holdings, LLC
Independence Demand Note	a revolving demand note entered into on November 12, 2015 whereby CSI agreed to make advances to Independence from time to time
Indiana DOI	Indiana Department of Insurance
Initial Stockholder	Springleaf Financial Holdings, LLC
Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

Lendmark Sale	the sale of 127 Springleaf branches to Lendmark Financial Service, LLC, effective April 30, 2016
LIBOR	London Interbank Offered Rate
Logan Circle	Logan Circle Partners, L.P.
Merit	Merit Life Insurance Co.
MetLife	MetLife, Inc.
Moody’s	Moody’s Investors Service, Inc.
Nationstar	Nationstar Mortgage LLC
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
Note Assignment
an assignment of an intercompany demand note entered into on July 19, 2016 whereby CSI sold and assigned to OMFH, and OMFH purchased and assumed from CSI, an interest in and to CSI’s right to receive $150 million principal amount outstanding under the Independence Demand Note

NRZ	New Residential Investment Corp.
OCLI	OneMain Consumer Loan, Inc.
ODART	OneMain Direct Auto Receivables Trust
OGSC	OneMain General Services Corporation
OMAS	OneMain Assurance Services, LLC
OMFH	OneMain Financial Holdings, LLC
OMFH Note	new intercompany demand note issued to OMFH in exchange for the Independence Demand Note (in addition to the Cash Services Note) in connection with the Note Assignment
OMH	OneMain Holdings, Inc.
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
OneMain Demand Note	a revolving demand note entered into on November 15, 2015 whereby SFC agreed to make advances to OMFH from time to time
Other SFC Notes
collectively, approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
retail sales finance	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
SCP Loans	purchased credit impaired loans acquired through the SpringCastle Joint Venture
SEC	U.S. Securities and Exchange Commission
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014

Term or Abbreviation	Definition

SFC First Supplemental Indenture	supplemental indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Second Supplemental Indenture	supplemental indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Third Supplemental Indenture	supplemental indenture dated as of May 15, 2017, to the SFC Base Indenture
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
SpringCastle Joint Venture
joint venture among SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, and SpringCastle Acquisition LLC in which SpringCastle Holdings, LLC previously owned a 47% equity interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC and Springleaf Acquisition Corporation previously owned a 47% equity interest in SpringCastle Acquisition LLC

SpringCastle Portfolio	loans acquired through the SpringCastle Joint Venture
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
TDR finance receivables	troubled debt restructured finance receivables
Thur River Funding LSA
Loan and Security Agreement, dated June 29, 2017, among Thur River Funding, LLC, certain third party lenders and other third parties pursuant to which Thur River Funding, LLC may borrow up to $350 million

Triton	Triton Insurance Company
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$413	$240
Investment securities	638	582
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $3.5 billion in 2017 and $2.9 billion in 2016)	4,966	4,804
Real estate loans	134	144
Retail sales finance	8	11
Net finance receivables	5,108	4,959
Unearned insurance premium and claim reserves	(172)	(212)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $109 million in 2017 and $94 million in 2016)	(221)	(204)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	4,715	4,543
Finance receivables held for sale	141	153
Notes receivable from parent and affiliates	4,594	3,723
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $185 million in 2017 and $211 million in 2016)	192	227
Other assets	194	251

Total assets	$10,887	$9,719

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $3.2 billion in 2017 and $2.7 billion in 2016)	$7,898	$6,837
Insurance claims and policyholder liabilities	292	248
Deferred and accrued taxes	95	106
Other liabilities (includes other liabilities of consolidated VIEs of $5 million in 2017 and 2016)	255	185
Total liabilities	8,540	7,376
Commitments and contingent liabilities (Note 14)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2017 and December 31, 2016	5	5
Additional paid-in capital	799	799
Accumulated other comprehensive loss	—	(7)
Retained earnings	1,543	1,546
Total shareholder’s equity	2,347	2,343

Total liabilities and shareholder’s equity	$10,887	$9,719

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest income:
Finance charges	$302	$295	$596	$680
Finance receivables held for sale originated as held for investment	4	18	7	64
Total interest income	306	313	603	744

Interest expense	129	138	256	294

Net interest income	177	175	347	450

Provision for finance receivable losses	91	85	162	176

Net interest income after provision for finance receivable losses	86	90	185	274

Other revenues:
Insurance	40	40	77	79
Investment	8	8	14	14
Interest income on notes receivable from parent and affiliates	62	51	121	102
Net loss on repurchases and repayments of debt	(27)	(13)	(27)	(16)
Net gain on sale of SpringCastle interests	—	—	—	167
Net gain on sale of personal loans	—	22	—	22
Other	4	(2)	8	(6)
Total other revenues	87	106	193	362

Other expenses:
Operating expenses:
Salaries and benefits	77	85	156	182
Other operating expenses	65	77	132	154
Insurance policy benefits and claims	18	15	34	32
Total other expenses	160	177	322	368

Income before income taxes	13	19	56	268

Income taxes	5	6	21	91

Net income	8	13	35	177

Net income attributable to non-controlling interests	—	—	—	28

Net income attributable to Springleaf Finance Corporation	$8	$13	$35	$149

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$8	$13	$35	$177

Other comprehensive income:
Net change in unrealized gains on non-credit impaired available-for-sale securities	7	12	10	24
Retirement plan liabilities adjustments	4	—	4	—
Income tax effect:
Net unrealized gains on non-credit impaired available-for-sale securities	(3)	(5)	(4)	(9)
Retirement plan liabilities adjustments	(1)	—	(1)	—
Other comprehensive income, net of tax, before reclassification adjustments	7	7	9	15
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(1)	(2)	(3)	(3)
Income tax effect:
Net realized gains on available-for-sale securities	—	1	1	1
Reclassification adjustments included in net income, net of tax	(1)	(1)	(2)	(2)
Other comprehensive income, net of tax	6	6	7	13

Comprehensive income	14	19	42	190

Comprehensive income attributable to non-controlling interests	—	—	—	28

Comprehensive income attributable to Springleaf Finance Corporation	$14	$19	$42	$162

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2017	$5	$799	$(7)	$1,546	$2,343	$—	$2,343
Other comprehensive income	—	—	7	—	7	—	7
Dividend of SFMC to SFI	—	—	—	(38)	(38)	—	(38)
Net income	—	—	—	35	35	—	35
Balance, June 30, 2017	$5	$799	$—	$1,543	$2,347	$—	$2,347

Balance, January 1, 2016	$5	$789	$(24)	$1,341	$2,111	$(79)	$2,032
Capital contribution from parent	—	10	—	—	10	—	10
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Excess tax benefit from share-based compensation	—	1	—	—	1	—	1
Withholding tax on share-based compensation	—	(1)	—	—	(1)	—	(1)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	13	—	13	—	13
Net income	—	—	—	149	149	28	177
Balance, June 30, 2016	$5	$800	$(11)	$1,490	$2,284	$—	$2,284

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net income	$35	$177
Reconciling adjustments:
Provision for finance receivable losses	162	176
Depreciation and amortization	75	64
Deferred income tax charge (benefit)	(58)	8
Net gain on sale of personal loans	—	(22)
Net loss on repurchases and repayments of debt	27	16
Share-based compensation expense, net of forfeitures	—	1
Net gain on sale of SpringCastle interests	—	(167)
Other	2	4
Cash flows due to changes in:
Other assets and other liabilities	111	(23)
Insurance claims and policyholder liabilities	5	(7)
Taxes receivable and payable	25	(13)
Accrued interest and finance charges	(29)	10
Other, net	(3)	2
Net cash provided by operating activities	352	226

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(307)	(276)
Proceeds on sales of finance receivables held for sale originated as held for investment	—	624
Proceeds from sale of SpringCastle interests, net of restricted cash released	—	26
Cash advances on intercompany notes receivable	(1,335)	(187)
Proceeds from repayments of principal and assignment of intercompany notes receivable	491	214
Available-for-sale securities purchased	(182)	(134)
Trading and other securities purchased	—	(10)
Available-for-sale securities called, sold, and matured	136	221
Trading and other securities called, sold, and matured	1	10
Other, net	6	7
Net cash provided by (used for) investing activities	(1,190)	495

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	2,124	1,990
Proceeds from intercompany note payable	—	670
Repayments of long-term debt	(1,138)	(3,140)
Distributions to joint venture partners	—	(18)
Payments on note payable to affiliate	—	(370)
Excess tax benefit from share-based compensation	—	1
Withholding tax on share-based compensation	—	(1)
Cash dividend of SFMC	(10)	—
Capital contribution from parent	—	10
Net cash provided by (used for) financing activities	976	(858)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	At or for the Six Months Ended June 30,
	2017	2016

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	138	(137)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	467	616
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$605	$479

Supplemental cash flow information
Cash and cash equivalents	$413	$320
Restricted cash and restricted cash equivalents	192	159
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$605	$479

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$1,895
Increase in finance receivables held for investment financed with intercompany payable	—	89
Transfer of finance receivables to real estate owned	5	4
Non-cash dividend of SFMC	(28)	—
Net unsettled investment security purchases	(2)	(8)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

1. Business and Basis of Presentation

Springleaf Finance Corporation is referred to in this report as “SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our.” SFC is a wholly owned subsidiary of SFI. SFI is a wholly owned subsidiary of OMH.

At June 30, 2017, the Initial Stockholder owned approximately 57% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress.

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

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2017 presentation, we have reclassified certain items in prior periods of our condensed consolidated statements of cash flows. Also, to conform to the new alignment of our segments, as further discussed in Note 16, we have revised our prior period segment disclosures.

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting, except for the new accounting pronouncements subsequently adopted and disclosed below.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that, when an investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method of accounting had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method of accounting. The amendment in this ASU became effective prospectively for the Company for annual periods beginning January 1, 2017. We have adopted this ASU as of January 1, 2017 and concluded that it does not have an impact on our consolidated financial statements.

Statement of Cash Flows

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which simplifies the presentation of restricted cash on the statement of cash flows by requiring entities to include restricted cash and restricted cash equivalents in the reconciliation of cash and cash equivalents. The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2018. We elected to early adopt this ASU as of January 1, 2017 and presented this change on a retrospective basis for all periods presented. We have concluded that this ASU does not have a material impact on our consolidated financial statements.

Technical Corrections and Improvements

In January of 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections, to enhance the footnote disclosure guidelines for ASUs 2014-09, 2016-02, and 2016-13. The amendments to this transition guidance became effective for the Company for fiscal years beginning January 1, 2017. We have adopted this ASU as of January 1, 2017 on a prospective basis. We have concluded that this ASU does not have a material impact on our consolidated financial statements.

Business Combinations

In January of 2017, the FASB issued ASU 2017-01, Business Combinations, to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2018. We elected to early adopt this ASU as of April 1, 2017 on a prospective basis. We have concluded that the adoption of this ASU will not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of the new revenue recognition standard by one year, which results in the ASU becoming effective for the Company for annual periods beginning January 1, 2018. In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. In April of 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance of ASU 2014-09 relating to performance obligations and licensing. In May of 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to clarify guidance in ASU 2014-09 related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts/contract modifications. In December of 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which improves the guidance specific to the amendments in ASU 2014-09.

The Company will adopt this ASU effective January 1, 2018. The Company’s ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine the effect on certain non-interest income items presented in our consolidated statements of operations and on the presentation of disclosures. As substantially all of the Company's revenues have historically been generated from activities that are outside the scope of the ASU, we do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this ASU become effective prospectively for the Company for annual periods beginning January 1, 2018. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

In March of 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU shortens the amortization period for the premium from the adjustment of yield over the contractual life of the instrument to the earliest call date. The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2019. We believe that the adoption of this ASU will have a material impact on our consolidated financial statements, and we are in the process of quantifying the expected impact.

Revenue Recognition and Derivatives and Hedging

In May of 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging, to rescind certain SEC guidance in Topic 605 and Topic 815 as ASU 2014-09 becomes effective for the Company. Our adoption of ASU 2014-09 will bring us into alignment with this ASU. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statements.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The adoption of this ASU will have a material impact on our consolidated financial statements, and we are in the process of quantifying the expected impacts.

Statement of Cash Flows

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU will become effective for the Company for fiscal years beginning January 1, 2018. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

Income Taxes

In October of 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU will become effective for the Company for annual reporting periods beginning January 1, 2018. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present separately the service cost component on the income statement. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2018. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

In May of 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which attempts to simplify the guidance about changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2018. We do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the six months ended June 30, 2017, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At June 30, 2017, we had over 902,000 personal loans representing $5.0 billion of net finance receivables, compared to 928,000 personal loans totaling $4.8 billion at December 31, 2016.

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

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

June 30, 2017
Gross receivables *	$5,527	$132	$9	$5,668
Unearned finance charges and points and fees	(671)	1	(1)	(671)
Accrued finance charges	65	1	—	66
Deferred origination costs	45	—	—	45
Total	$4,966	$134	$8	$5,108

December 31, 2016
Gross receivables *	$5,449	$142	$12	$5,603
Unearned finance charges and points and fees	(754)	1	(1)	(754)
Accrued finance charges	63	1	—	64
Deferred origination costs	46	—	—	46
Total	$4,804	$144	$11	$4,959

*	Gross receivables are defined as follows:

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

At June 30, 2017 and December 31, 2016, unused lines of credit extended to customers by the Company were immaterial.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days past due, we consider them delinquent and transfer collection of these accounts to our centralized operations, as these accounts are considered to be at increased risk for loss. At 90 days or more past due, we consider our finance receivables to be nonperforming.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

June 30, 2017
Net finance receivables:
Performing
Current	$4,770	$99	$8	$4,877
30-59 days past due	65	9	—	74
60-89 days past due	41	4	—	45
Total performing	4,876	112	8	4,996
Nonperforming
90-179 days past due	87	5	—	92
180 days or more past due	3	17	—	20
Total nonperforming	90	22	—	112
Total	$4,966	$134	$8	$5,108

December 31, 2016
Net finance receivables:
Performing
Current	$4,579	$102	$11	$4,692
30-59 days past due	64	9	—	73
60-89 days past due	45	4	—	49
Total performing	4,688	115	11	4,814
Nonperforming
90-179 days past due	112	8	—	120
180 days or more past due	4	21	—	25
Total nonperforming	116	29	—	145
Total	$4,804	$144	$11	$4,959

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at June 30, 2017 and at December 31, 2016 were immaterial.

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

At June 30, 2017 and December 31, 2016, finance receivables held for sale totaled $141 million and $153 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired FA Loans held for investment and held for sale were as follows:

(dollars in millions)	June 30, 2017	December 31, 2016

FA Loans (a)
Carrying amount, net of allowance	$62	$70
Outstanding balance (b)	100	107
Allowance for purchased credit impaired finance receivable losses	8	8

(a)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	June 30, 2017	December 31, 2016

Carrying amount	$48	$54
Outstanding balance	77	83

(b)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

The allowance for purchased credit impaired finance receivable losses at June 30, 2017 and December 31, 2016, reflected the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Three Months Ended June 30, 2017
Balance at beginning of period	$—	$59	$59
Accretion (a)	—	(2)	(2)
Reclassifications to nonaccretable difference (b)	—	(2)	(2)
Balance at end of period	$—	$55	$55

Three Months Ended June 30, 2016
Balance at beginning of period	$—	$74	$74
Accretion (a)	—	(2)	(2)
Reclassifications to nonaccretable difference (b)	—	(11)	(11)
Balance at end of period	$—	$61	$61

Six Months Ended June 30, 2017
Balance at beginning of period	$—	$60	$60
Accretion (a)	—	(3)	(3)
Reclassifications to nonaccretable difference (b)	—	(2)	(2)
Balance at end of period	$—	$55	$55

Six Months Ended June 30, 2016
Balance at beginning of period	$375	$66	$441
Accretion (a)	(16)	(4)	(20)
Reclassifications to nonaccretable difference (b)	—	(1)	(1)
Transfer due to finance receivables sold	(359)	—	(359)
Balance at end of period	$—	$61	$61

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were immaterial.

(b)	Reclassifications to nonaccretable difference represents the decreases in accretable yield resulting from lower estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans *	Total

June 30, 2017
TDR gross finance receivables	$91	$142	$233
TDR net finance receivables	89	143	232
Allowance for TDR finance receivable losses	42	11	53

December 31, 2016
TDR gross finance receivables	$47	$133	$180
TDR net finance receivables	47	134	181
Allowance for TDR finance receivable losses	20	11	31

*	TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	June 30, 2017	December 31, 2016

TDR gross finance receivables	$91	$89
TDR net finance receivables	92	90

As of June 30, 2017, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	Real Estate Loans *	Total

Three Months Ended June 30, 2017
TDR average net receivables	$66	$140	$206
TDR finance charges recognized	2	2	4

Three Months Ended June 30, 2016
TDR average net receivables	$34	$202	$236
TDR finance charges recognized	1	3	4

Six Months Ended June 30, 2017
TDR average net receivables	$57	$138	$195
TDR finance charges recognized	3	4	7

Six Months Ended June 30, 2016
TDR average net receivables	$33	$202	$235
TDR finance charges recognized	2	6	8

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended June 30, 2017
TDR average net receivables	$—	$91	$91
TDR finance charges recognized	—	2	2

Three Months Ended June 30, 2016
TDR average net receivables	$1	$112	$113
TDR finance charges recognized	—	2	2

Six Months Ended June 30, 2017
TDR average net receivables	$—	$90	$90
TDR finance charges recognized	—	3	3

Six Months Ended June 30, 2016
TDR average net receivables	$2	$102	$104
TDR finance charges recognized	—	3	3

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended June 30, 2017
Pre-modification TDR net finance receivables	$48	$—	$10	$58
Post-modification TDR net finance receivables:
Rate reduction	$37	$—	$10	$47
Other (b)	10	—	—	10
Total post-modification TDR net finance receivables	$47	$—	$10	$57
Number of TDR accounts	9,457	—	350	9,807

Three Months Ended June 30, 2016
Pre-modification TDR net finance receivables	$9	$—	$6	$15
Post-modification TDR net finance receivables:
Rate reduction	$6	$—	$5	$11
Other (b)	2	—	1	3
Total post-modification TDR net finance receivables	$8	$—	$6	$14
Number of TDR accounts	1,767	—	116	1,883

Six Months Ended June 30, 2017
Pre-modification TDR net finance receivables	$63	$—	$13	$76
Post-modification TDR net finance receivables:
Rate reduction	$47	$—	$13	$60
Other (b)	14	—	—	14
Total post-modification TDR net finance receivables	$61	$—	$13	$74
Number of TDR accounts	12,197	—	414	12,611

Six Months Ended June 30, 2016
Pre-modification TDR net finance receivables	$18	$1	$10	$29
Post-modification TDR net finance receivables:
Rate reduction	$11	$1	$8	$20
Other (b)	5	—	2	7
Total post-modification TDR net finance receivables	$16	$1	$10	$27
Number of TDR accounts	3,549	157	205	3,911

(a)	TDR finance receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Personal loans held for investment and held for sale that were modified as TDR personal loans within the previous 12 months and for which there was a default during the period to cause the TDR personal loans to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans

Three Months Ended June 30, 2017
TDR net finance receivables *	$11
Number of TDR accounts	2,445

Three Months Ended June 30, 2016
TDR net finance receivables *	$2
Number of TDR accounts	320

Six Months Ended June 30, 2017
TDR net finance receivables *	$14
Number of TDR accounts	3,030

Six Months Ended June 30, 2016
TDR net finance receivables *	$3
Number of TDR accounts	675

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR real estate loans and TDR SpringCastle Portfolio loans for the three and six months ended June 30, 2017 and 2016 that defaulted during the previous 12-month period were immaterial.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended June 30, 2017
Balance at beginning of period	$176	$—	$19	$1	$196
Provision for finance receivable losses	90	—	1	—	91
Charge-offs	(80)	—	(2)	—	(82)
Recoveries	15	—	1	—	16
Balance at end of period	$201	$—	$19	$1	$221

Three Months Ended June 30, 2016
Balance at beginning of period	$168	$—	$49	$—	$217
Provision for finance receivable losses	83	—	2	—	85
Charge-offs	(85)	—	(4)	—	(89)
Recoveries	10	—	2	1	13
Other *	—	—	(29)	—	(29)
Balance at end of period	$176	$—	$20	$1	$197

Six Months Ended June 30, 2017
Balance at beginning of period	$184	$—	$19	$1	$204
Provision for finance receivable losses	160	—	2	—	162
Charge-offs	(179)	—	(3)	—	(182)
Recoveries	36	—	1	—	37
Balance at end of period	$201	$—	$19	$1	$221

Six Months Ended June 30, 2016
Balance at beginning of period	$173	$4	$46	$1	$224
Provision for finance receivable losses	156	14	6	—	176
Charge-offs	(174)	(17)	(6)	(1)	(198)
Recoveries	21	3	3	1	28
Other *	—	(4)	(29)	—	(33)
Balance at end of period	$176	$—	$20	$1	$197

*	Other consists of:

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivables held for sale on June 30, 2016; and

•	the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the SpringCastle Interests Sale.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

June 30, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$159	$—	$1	$160
Purchased credit impaired finance receivables	—	8	—	8
TDR finance receivables	42	11	—	53
Total	$201	$19	$1	$221

Finance receivables:
Collectively evaluated for impairment	$4,877	$61	$8	$4,946
Purchased credit impaired finance receivables	—	22	—	22
TDR finance receivables	89	51	—	140
Total	$4,966	$134	$8	$5,108

Allowance for finance receivable losses as a percentage of finance receivables	4.04%	14.35%	10.23%	4.32%

December 31, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$164	$—	$1	$165
Purchased credit impaired finance receivables	—	8	—	8
TDR finance receivables	20	11	—	31
Total	$184	$19	$1	$204

Finance receivables:
Collectively evaluated for impairment	$4,757	$76	$11	$4,844
Purchased credit impaired finance receivables	—	24	—	24
TDR finance receivables	47	44	—	91
Total	$4,804	$144	$11	$4,959

Allowance for finance receivable losses as a percentage of finance receivables	3.84%	13.31%	4.42%	4.12%

5. Finance Receivables Held for Sale

We report finance receivables held for sale of $141 million at June 30, 2017 and $153 million at December 31, 2016, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At June 30, 2017 and December 31, 2016, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

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

PERSONAL LOANS

On May 2, 2016, we sold personal loans held for sale with a carrying value of $602 million and recorded a net gain in other revenues at the time of sale of $22 million.

REAL ESTATE LOANS

On June 30, 2016, we transferred $257 million of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

We did not have any other material transfer activity to or from finance receivables held for sale during the three and six months ended June 30, 2017 and 2016.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2017
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$19	$—	$—	$19
Obligations of states, municipalities, and political subdivisions	76	1	(1)	76
Non-U.S. government and government sponsored entities	4	—	—	4
Corporate debt	404	6	(2)	408
Mortgage-backed, asset-backed, and collateralized:
RMBS	38	—	—	38
CMBS	32	—	—	32
CDO/ABS	52	—	—	52
Total bonds	625	7	(3)	629
Preferred stock (a)	6	—	(1)	5
Other long-term investments	1	—	—	1
Total (b)	$632	$7	$(4)	$635

December 31, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	83	—	(1)	82
Non-U.S. government and government sponsored entities	5	—	—	5
Corporate debt	356	2	(5)	353
Mortgage-backed, asset-backed, and collateralized:
RMBS	39	—	—	39
CMBS	33	—	—	33
CDO/ABS	46	—	—	46
Total bonds	575	2	(6)	571
Preferred stock (a)	6	—	—	6
Other long-term investments	1	—	—	1
Total (b)	$582	$2	$(6)	$578

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at June 30, 2017 and December 31, 2016, which is classified as a restricted investment and carried at cost.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

June 30, 2017
Bonds:
U.S. government and government sponsored entities	$14	$—	$1	$—	$15	$—
Obligations of states, municipalities, and political subdivisions	39	(1)	2	—	41	(1)
Non-U.S. government and government sponsored entities	2	—	—	—	2	—
Corporate debt	140	(2)	7	—	147	(2)
RMBS	22	—	11	—	33	—
CMBS	18	—	—	—	18	—
CDO/ABS	31	—	1	—	32	—
Total bonds	266	(3)	22	—	288	(3)
Preferred stock	—	—	6	(1)	6	(1)
Other long-term investments	—	—	1	—	1	—
Total	$266	$(3)	$29	$(1)	$295	$(4)

December 31, 2016
Bonds:
U.S. government and government sponsored entities	$9	$—	$—	$—	$9	$—
Obligations of states, municipalities, and political subdivisions	57	(1)	2	—	59	(1)
Non-U.S. government and government sponsored entities	3	—	—	—	3	—
Corporate debt	171	(5)	5	—	176	(5)
RMBS	33	—	—	—	33	—
CMBS	22	—	—	—	22	—
CDO/ABS	25	—	—	—	25	—
Total bonds	320	(6)	7	—	327	(6)
Preferred stock	—	—	6	—	6	—
Total	$320	$(6)	$13	$—	$333	$(6)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 187 and 217 investment securities in an unrealized loss position at June 30, 2017 and December 31, 2016, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at June 30, 2017, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and six months ended June 30, 2017 and 2016, we did not recognize any other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues.

During the three and six months ended June 30, 2017 and 2016, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Proceeds from sales and redemptions	$68	$123	$119	$193

Realized gains	$2	$3	$4	$4
Realized losses *	(1)	—	(1)	—
Net realized gains	$1	$3	$3	$4

*	Realized losses on available-for-sale securities sold or redeemed during the three and six months ended June 30, 2016 were less than $1 million and, therefore, are not quantified in the table above.

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2017 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$67	$67
Due after 1 year through 5 years	250	250
Due after 5 years through 10 years	43	42
Due after 10 years	147	144
Mortgage-backed, asset-backed, and collateralized securities	122	122
Total	$629	$625

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $8 million and $11 million at June 30, 2017 and December 31, 2016, respectively.

TRADING AND OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2017	December 31, 2016

Fixed maturity other securities:
Bonds
Corporate debt	$2	$2
Mortgage-backed, asset-backed, and collateralized:
CMBS	—	1
Total	$2	$3

Mark-to-market gains on trading and other securities held at June 30, 2017 and 2016 and realized gains (losses) on trading and other securities sold or redeemed during the 2017 and 2016 periods were immaterial for the three and six months ended June 30, 2017 and 2016. We report these gains (losses) in investment revenues. Other securities are those securities for which the fair value option was elected. Our remaining trading securities were sold in the first quarter of 2016.

7. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended June 30, 2017 and 2016 and $1 million for the six months ended June 30, 2017 and 2016.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. On July 7, 2017, MetLife and Fortress announced a definitive agreement for MetLife to acquire 100% of Fortress’ ownership stake in Logan Circle. Upon consummation of such transaction, Logan Circle will no longer be an affiliate of Fortress. Costs and fees incurred for these investment management services were less than $1 million for the three and six months ended June 30, 2017 and 2016.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

8. Related Party Transactions

AFFILIATE LENDING

Notes Receivable from Parent and Affiliates

Note Receivable from SFI. SFC’s note receivable from SFI is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2017 and does not expect to demand payment from SFI in 2017. The note receivable from SFI totaled $380 million at June 30, 2017 and $285 million at December 31, 2016. The interest rate for the UPB is the lender’s cost of funds rate, which was 6.09% at June 30, 2017. Interest revenue on the note receivable from SFI totaled $6 million and $11 million for the three and six months ended June 30, 2017, respectively, compared to $5 million and $10 million for the three and six months ended June 30, 2016, respectively, which we report in interest income on notes receivable from parent and affiliates.

Independence Demand Note. On November 12, 2015, in connection with the closing of the OneMain Acquisition, CSI, SFC’s wholly owned subsidiary, entered into the Independence Demand Note, whereby CSI agreed to make advances to Independence from time to time, with an aggregate amount outstanding not to exceed $3.55 billion. On November 12, 2015, Independence borrowed $3.4 billion under the Independence Demand Note. Under the Independence Demand Note, Independence was required to use the proceeds of any advance either (i) to fund a portion of the purchase price for the OneMain Acquisition or (ii) for general corporate purposes. The note was payable in full on December 31, 2019, and CSI could demand payment at any time prior to December 31, 2019. Independence could repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB was the lender’s cost of funds rate. Interest revenue on the note receivable from Independence totaled $46 million and $92 million for the three and six months ended June 30, 2016, respectively.

On July 19, 2016, CSI, Independence, and OMFH entered into the Note Assignment pursuant to which CSI sold and assigned to OMFH, and OMFH purchased and assumed from CSI, an interest in and to CSI’s right to receive $150 million principal amount outstanding under the Independence Demand Note for a purchase price of $150 million. On July 20, 2016, OMFH paid the $150 million purchase price to CSI.

In connection with the Note Assignment discussed above, Independence exchanged the Independence Demand Note for (i) the Cash Services Note issued to CSI with a maximum borrowing amount not to exceed $3.4 billion and (ii) the OMFH Note issued to OMFH with a maximum borrowing amount not to exceed $150 million. The Cash Services Note and the OMFH Note provide that no advances shall be made to Independence on or after December 31, 2019 and all principal and interest shall be payable in full on December 31, 2019, unless earlier payment is demanded by CSI or OMFH. The interest rate for the UPB is the lender’s cost of funds rate, which was 6.09% at June 30, 2017.

At June 30, 2017 and December 31, 2016, the note receivable from Independence relating to the Cash Services Note totaled $2.8 billion and $2.9 billion, respectively, which included compounded interest due to CSI. Interest revenue on the note receivable from Independence relating to the Cash Services Note totaled $43 million and $88 million for the three and six months ended June 30, 2017, respectively, which we report in interest income on notes receivable from parent and affiliates.

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

SFC has, from time to time, amended the note to increase the maximum amount that may be advanced to OMFH. At June 30, 2017, the maximum amount that may be advanced totaled $1.6 billion. At June 30, 2017 and December 31, 2016, the note receivable from OMFH totaled $1.4 billion and $530 million, respectively, which included compounded interest due to SFC. Interest revenue on the note receivable from OMFH totaled $13 million and $22 million for the three and six months ended June 30, 2017, respectively, which we report in interest income on notes receivable from parent and affiliates.

Receivables from Parent and Affiliates

At June 30, 2017 and December 31, 2016, receivables from parent and affiliates totaled $14 million and $40 million, respectively. Receivables from parent and affiliates also included (i) interest receivable on SFC’s note receivable from SFI previously discussed in this Note, (ii) taxes paid by SFC for all entities and then settled under the tax sharing agreement, (iii) expenses paid by a subsidiary of SFC for the benefit of parent and affiliates, (iv) intercompany insurance premiums collected, and (v) the servicing fees and collections received on the legacy OneMain loans serviced by legacy Springleaf branches. Receivables from parent and affiliates at December 31, 2016 are presented net of a payable to SFI of $6 million. Excluding this payable, receivables from parent and affiliates totaled $46 million at December 31, 2016.

Note Payable to Affiliate

On December 1, 2015, in connection with the closing of the OneMain Acquisition, OMFH entered into a revolving demand note with SFC, whereby OMFH agreed to make advances to SFC from time to time, with an aggregate amount outstanding not to exceed $500 million. Under the note, SFC is required to use the proceeds of any advance for general corporate purposes. The note is payable in full on December 31, 2024, and OMFH may demand payment with five days prior notice. SFC may repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate, which was 6.09% at June 30, 2017.

Interest expense on the note payable to OMFH was $2 million and $6 million for the three and six months ended June 30, 2016, respectively, which we report in interest expense. At June 30, 2017, the maximum amount that may be advanced totaled $750 million. No amounts were drawn under the note at June 30, 2017 and December 31, 2016.

Payables to Parent and Affiliates

At June 30, 2017 and December 31, 2016, payables to parent and affiliates totaled $88 million and $13 million, respectively. At June 30, 2017 and December 31, 2016, SFC had net payables of $81 million and $12 million, respectively, primarily to OGSC, which related to the intercompany agreements further discussed below in this Note. At June 30, 2017 and December 31, 2016, SFC also had a payable of $4 million and $1 million, respectively, to OCLI, a subsidiary of SFI, for internet lending referral fees charged to the branch network. See “Loan Referral Fees” below. Additionally, at June 30, 2017, SFC had a payable of $3 million to OMFH for servicing and collection fees of legacy Springleaf loans serviced by legacy OneMain branches. See “Loan Servicing Fees” below for further information.

LOAN SALE TRANSACTIONS

During the second quarter of 2016, OCLI entered into loan purchase and sale agreements with certain subsidiaries of SFC pursuant to which OCLI sold certain personal loans with an aggregate UPB at the time of sale of $89 million for an aggregate purchase price of $89 million. OCLI continues to service these loans. SFC recorded service fee expenses of less than $1 million and $1 million for the three and six months ended June 30, 2017, respectively, and $1 million for the three and six months ended June 30, 2016.

LOAN SERVICING FEES

In connection with the combining of certain legacy OneMain branches with legacy Springleaf branches and vice versa, during the fourth quarter of 2016, SFC entered into an intercompany service agreement with OMFH relating to the servicing of loans when a legacy OneMain loan is serviced by a legacy Springleaf branch and vice versa. During the three and six months ended June 30, 2017, SFC recorded $3 million and $6 million, respectively, of service fee expenses for the legacy Springleaf loans serviced by legacy OneMain branches and $4 million and $7 million, respectively, of service fee income for the legacy OneMain loans serviced by legacy Springleaf branches. At June 30, 2017, SFC’s receivable from OMFH for the servicing fees and collections received on the legacy OneMain loans serviced by legacy Springleaf branches totaled $3 million, and SFC’s payable to OMFH for the servicing fees and collections received on the legacy Springleaf loans serviced by legacy OneMain branches totaled $3 million.

LOAN REFERRAL FEES

OCLI provides personal loan application processing and credit underwriting services on behalf of SFC for personal loan applications that are submitted online. SFC is charged a fee of $35 for each underwritten approved application processed, as well as any other fees agreed to by the parties. During the three and six months ended June 30, 2017, SFC recorded $6 million and $11 million, respectively, compared to $4 million and $7 million for the three and six months ended June 30, 2016, respectively, of referral fee expense. SFC’s payable to OCLI for internet lending referral fees totaled $4 million at June 30, 2017 and $1 million at December 31, 2016.

DEBT PURCHASES

In June of 2017, OMAS, a subsidiary of OMFH, purchased $4 million principal amount of SFC’s medium term notes in the open market for an aggregate purchase price of $4 million. At the purchase dates, these notes had a carrying value of $3 million.

In March of 2017, OMAS purchased $1 million principal amount of SFC’s medium term notes in the open market for an aggregate purchase price of $1 million. At the purchase dates, these notes had a carrying value of $1 million.

In December of 2016, OMAS purchased $5 million principal amount of SFC’s medium term notes in the open market for an aggregate purchase price of $5 million. At the purchase dates, these notes had a carrying value of $5 million.

These purchase transactions did not impact our condensed consolidated financial statements.

DIVIDEND OF SFMC TO SFI

On April 10, 2017, SFMC, a subsidiary of SFC, was contributed to SFI in the form of a dividend. SFI then contributed SFMC and SGSC to OMH, SFMC merged into SGSC, and SGSC was renamed as OGSC. As a result of the dividend, the Company’s total shareholder equity and total assets were reduced by $38 million and $65 million, respectively, on the contribution date.

The contribution was the result of the continuing integration process, and part of a series of corporate consolidation transactions surrounding the OneMain Acquisition.

CAPITAL CONTRIBUTION TO SFC

During the first quarter of 2016, SFC received a capital contribution of $10 million from SFI to satisfy an interest payment required by the Junior Subordinated Debenture in respect of SFC’s junior subordinated debt.

INTERCOMPANY AGREEMENTS

On December 24, 2012, SGSC, a subsidiary of SFI, entered into the following intercompany agreements with SFMC, a subsidiary of SFC (prior to the dividend of SFMC to SFI on April 10, 2017, discussed above), and with certain other subsidiaries of SFI.

Services Agreement

SGSC provided the following services to SFMC under a services agreement: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services;

human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable by SFMC to SGSC was equal to 100% of the allocated cost of providing the services to SFMC. As a result of the dividend and subsequent merger of SFMC and SGSC noted above, (i) SFMC is no longer a party to the services agreement, (ii) SFC became a party to the services agreement, and (iii) SFC continues to receive services and incur fee expenses from OGSC. In addition to the services noted above, OGSC assumed the services provided by SFMC, which primarily consist of providing operating staff and field management for our branches. During the three and six months ended June 30, 2017, total service fee expenses recorded by either SFC directly or SFMC totaled $79 million and $138 million, respectively, which are included in other operating expenses. During the three and six months ended June 30, 2016, SFMC recorded $58 million and $125 million, respectively, of service fee expenses.

License Agreement

As a result of the merger of SFMC and SGSC noted above, the license agreement, whereby SFMC leased its information technology systems and software and other related equipment to SGSC, was terminated. The monthly license fee payable by SGSC for its use of the information technology systems and software was 100% of the actual costs incurred by SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment was 100% of the actual costs incurred by SFMC. SFC did not record any license fees during in the three months ended June 30, 2017, and total license fees for the six months ended June 30, 2017 remained at $1 million, which are included as a contra expense to other operating expenses. During the three and six months ended June 30, 2016, SFMC recorded $2 million and $3 million, respectively, of license fees.

Building Lease Agreement

In contemplation of the merger of SFMC and SGSC noted above, the building lease agreement whereby SFMC leased six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other charges, was terminated effective April 5, 2017. As a result, SFC did not record any intercompany rental income during the three months ended June 30, 2017, and SFMC’s rent charged to SGSC for the six months ended June 30, 2017 remained at $1 million, which are included as a contra expense to other operating expenses. During the three and six months ended June 30, 2016, SFMC recorded $1 million and $2 million, respectively, of rent charged to SGSC.

9. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at June 30, 2017 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.50%	5.25% - 8.25%	2.91%

Third quarter 2017	$—	$252	$—	$252
Fourth quarter 2017	—	557	—	557
2018	—	—	—	—
2019	—	700	—	700
2020	—	1,300	—	1,300
2021	—	650	—	650
2022	—	1,000	—	1,000
2023-2067	—	300	350	650
Securitizations (b)	3,178	—	—	3,178
Total principal maturities	$3,178	$4,759	$350	$8,287

Total carrying amount	$3,163	$4,563	$172	$7,898
Debt issuance costs (c)	$(14)	$(23)	$—	$(37)

(a)
The interest rates shown are the range of contractual rates in effect at June 30, 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 2.91% as of June 30, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

(b)
Securitizations are not included in the above maturities by period due to their variable monthly repayments. At June 30, 2017, there were no amounts drawn under our revolving conduit facilities. See Note 10 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $9 million at June 30, 2017 and are reported in other assets.

SFC’S OFFERINGS OF 6.125% SENIOR NOTES DUE 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of 6.125% Senior Notes due 2022 (the “2022 SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a Third Supplemental Indenture, dated as of May 15, 2017 (the “SFC Third Supplemental Indenture” and, collectively with the SFC Base Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis.

On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of additional 2022 SFC Notes (the “Additional SFC Notes”) in an add-on offering. The initial 2022 SFC Notes and the Additional SFC Notes (collectively, the “6.125% SFC Notes”), are treated as a single class of debt securities and have the same terms, other than the issue date and the issue price.

SFC used a portion of the net proceeds from the sale of the Additional SFC Notes to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC intends to use the remaining net proceeds from the sale of the 6.125% SFC Notes for general corporate purposes, which may include additional debt repurchases and repayments.

The 6.125% SFC Notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

The notes may be redeemed at any time and from time to time, at the option of SFC, in whole or in part at a “make-whole” redemption price specified in the Indenture. The notes will not have the benefit of any sinking fund.

The Indenture contains covenants that, among other things, (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The Indenture also provides for events of default which, if any of them were to occur, would permit or require the principal of and accrued interest on the 6.125% SFC Notes to become, or to be declared, due and payable.

GUARANTY AGREEMENTS

6.125% SFC Notes

On May 15, 2017, OMH entered into the SFC Third Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 6.125% SFC Notes. As of June 30, 2017, $1.0 billion aggregate principal amount of the 6.125% SFC Notes were outstanding.

8.25% SFC Notes

On April 11, 2016, OMH entered into the SFC Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 8.25% SFC Notes. As of June 30, 2017, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding.

5.25% SFC Notes

On December 3, 2014, OMH entered into the SFC Base Indenture and the SFC First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.25% SFC Notes. As of June 30, 2017, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; the Junior Subordinated Debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the 1999 Indenture, between SFC and Wilmington (the successor trustee to Citibank N.A.). The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2017, $2.4 billion aggregate principal amount of the Other SFC Notes were outstanding.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	June 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$1	$2
Finance receivables:
Personal loans	3,459	2,943
Allowance for finance receivable losses	109	94
Restricted cash and restricted cash equivalents	185	211
Other assets	9	9

Liabilities
Long-term debt	$3,163	$2,675
Other liabilities	6	7

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

Our securitized borrowings at June 30, 2017 consisted of the following:

(dollars in millions)	Current Note Amounts Outstanding	Current Weighted Average Interest Rate	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A (a)	$1,163	3.47%	3 years
SLFT 2015-B (b)	314	3.78%	5 years
SLFT 2016-A (c)	500	3.10%	2 years
SLFT 2017-A (d)	619	2.98%	3 years
Total consumer securitizations	2,596

Auto Securitizations:
ODART 2016-1 (e)	314	2.56%	—
ODART 2017-1 (f)	268	2.61%	1 year
Total auto securitizations	582

Total secured structured financings	$3,178

(a)	SLFT 2015-A Securitization. On February 26, 2015, we issued $1.2 billion of notes backed by personal loans. The notes mature in November 2024.

(b)	SLFT 2015-B Securitization. On April 7, 2015, we issued $314 million of notes backed by personal loans. The notes mature in May 2028.

(c)
SLFT 2016-A Securitization. On December 14, 2016, we issued $532 million of notes backed by personal loans. The notes mature in November 2029. We initially retained $32 million of the asset-backed notes.

(d)
SLFT 2017-A Securitization. On June 28, 2017, we issued $652 million of notes backed by personal loans. The notes mature in July 2030. We initially retained $26 million of the Class A notes, $2 million of the Class B notes, $2 million of the Class C notes and $3 million of the Class D notes.

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

REVOLVING CONDUIT FACILITIES

As of June 30, 2017, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

Springleaf 2013-VFN1 Trust	$850	$—	January 2018
Whitford Brook 2014-VFN1 Trust	250	—	June 2018
First Avenue Funding LLC	250	—	June 2018
Second Avenue Funding LLC	250	—	June 2018
Seine River Funding, LLC	500	—	December 2019
Thur River Funding, LLC *	350	—	June 2020
Total	$2,450	$—

*
Concurrent with the termination of the note purchase agreement with the Sumner Brook 2013-VFN1 Trust discussed below, on June 29, 2017, we entered into the Thur River Funding LSA with the same third party lenders who were parties to the terminated note purchase agreement. We may borrow up to a maximum principal balance of $350 million under the Thur River Funding LSA, and amounts borrowed will be backed by personal loans acquired from subsidiaries and affiliates of SFC from time to time. Following the revolving period, the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in February 2027.

Midbrook 2013-VFN1 Trust. On April 13, 2017, Midbrook 2013-VFN1 Trust voluntarily terminated its note purchase agreement with its lenders.

Sumner Brook 2013-VFN1 Trust. On June 29, 2017, Sumner Brook 2013-VFN1 Trust voluntarily terminated its note purchase agreement with its lenders.

VIE INTEREST EXPENSE

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and six months ended June 30, 2017 totaled $26 million and $53 million, respectively, compared to $24 million and $72 million for the three and six months ended June 30, 2016, respectively.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

11. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable) were as follows:

	At or for the Six Months Ended June 30,
(dollars in millions)	2017	2016

Balance at beginning of period	$70	$73
Less reinsurance recoverables	(22)	(22)
Net balance at beginning of period	48	51
Additions for losses and loss adjustment expenses incurred to:
Current year	35	35
Prior years *	1	(2)
Total	36	33
Reductions for losses and loss adjustment expenses paid related to:
Current year	(18)	(18)
Prior years	(16)	(16)
Total	(34)	(34)
Net balance at end of period	50	50
Plus reinsurance recoverables	22	22
Balance at end of period	$72	$72

*
Reflects (i) a shortfall in the prior years’ net reserves of $1 million at June 30, 2017 primarily due to adverse development on ordinary life and credit disability during the year, and (ii) a redundancy in the prior years’ net reserves of $2 million at June 30, 2016 primarily due to credit disability and credit involuntary unemployment insurance claims developing more favorably than anticipated.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2017
Balance at beginning of period	$(2)	$(4)	$—	$(6)
Other comprehensive income before reclassifications	4	3	—	7
Reclassification adjustments from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Balance at end of period	$1	$(1)	$—	$—

Three Months Ended June 30, 2016
Balance at beginning of period	$(2)	$(19)	$4	$(17)
Other comprehensive income before reclassifications	7	—	—	7
Reclassification adjustments from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Balance at end of period	$4	$(19)	$4	$(11)

Six Months Ended June 30, 2017
Balance at beginning of period	$(3)	$(4)	$—	$(7)
Other comprehensive income before reclassifications	6	3	—	9
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Balance at end of period	$1	$(1)	$—	$—

Six Months Ended June 30, 2016
Balance at beginning of period	$(9)	$(19)	$4	$(24)
Other comprehensive income before reclassifications	15	—	—	15
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Balance at end of period	$4	$(19)	$4	$(11)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Unrealized gains on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$1	$2	$3	$3
Income tax effect	—	(1)	(1)	(1)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$1	$1	$2	$2

13. Income Taxes

At June 30, 2017, we had a net deferred tax liability of $1 million, compared to $42 million at December 31, 2016. The decrease in net deferred tax liability of $41 million was primarily due to tax recognition of the 2014 fair value adjustment of our real estate portfolio and purchase accounting for debt writedown.

The effective tax rate for the six months ended June 30, 2017 was 36.6%, compared to 34.0% for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes. The effective tax rate for the six months ended June 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $11 million at June 30, 2017 and December 31, 2016. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

SALES RECOURSE OBLIGATIONS

At June 30, 2017, our reserve for sales recourse obligations totaled $11 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. We did not establish any additional reserves for sales recourse obligations associated with the personal loans sold in the Lendmark Sale or our real estate loan sales in 2016 based on the credit quality of the loans sold and the terms of each transaction. During the three and six months ended June 30, 2017 and 2016, we had no material repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At June 30, 2017, there were no material repurchase requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

15. Benefit Plans

During the three and six months ended June 30, 2017 and 2016, the components of net periodic benefit cost with respect to our defined benefit pension plans were immaterial. We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At June 30, 2017, our two segments included:

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through our branch network and our centralized operations. We offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance. We also offer auto membership plans of an unaffiliated company. Our branch network conducts business in 28 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch network or through an internet portal. If the applicant is “in footprint,” located near an existing branch, our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is “out of footprint,” not located near a branch, our centralized operations originate the loan.

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

We record revenues and expenses (on a Segment Accounting Basis) directly incurred by a specific segment within the applicable segment. We allocate revenues and expenses that are not directly incurred by a specific segment to each segment using the following methodologies:

Interest expense	Consumer and Insurance and Other - Interest expense for unsecured debt is recorded to each of the segments using a weighted average interest rate applied to allocated average unsecured debt.
Average unsecured debt is allocated as follows:
● Other - At 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
● Consumer and Insurance - Receives remainder of unallocated average debt.
Provision for finance receivable losses	Allocated to each of the segments based on the remaining delinquent accounts as a percentage of total delinquent accounts.
Other revenues
Net gain (loss) on repurchases and repayments of debt - Allocated to each of the segments based on the interest expense allocation of debt.

Gains and losses on foreign currency exchange - Allocated to each of the segments based on the interest expense allocation of debt.

Other expenses	Salaries and benefits - Allocated to each of the segments based on services provided.
Other operating expenses - Allocated to each of the segments based on services provided.

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

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other (a)	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2017
Interest income	$297	$—	$6	$3	$306
Interest expense	108	—	5	16	129
Provision for finance receivable losses	89	—	—	2	91
Net interest income after provision for finance receivable losses	100	—	1	(15)	86
Other revenues (b)	37	—	63	(13)	87
Other expenses	158	—	2	—	160
Income (loss) before income tax expense (benefit)	$(21)	$—	$62	$(28)	$13

Three Months Ended June 30, 2016
Interest income	$295	$—	$16	$2	$313
Interest expense	99	—	17	22	138
Provision for finance receivable losses	83	—	2	—	85
Net interest income (loss) after provision for finance receivable losses	113	—	(3)	(20)	90
Other revenues (b)	71	—	45	(10)	106
Other expenses	167	1	10	(1)	177
Income (loss) before income tax expense (benefit)	$17	$(1)	$32	$(29)	$19

At or for the Six Months Ended June 30, 2017
Interest income	$587	$—	$12	$4	$603
Interest expense	212	—	11	33	256
Provision for finance receivable losses	159	—	1	2	162
Net interest income after provision for finance receivable losses	216	—	—	(31)	185
Other revenues (b)	86	—	122	(15)	193
Other expenses	316	—	6	—	322
Income (loss) before income tax expense (benefit)	$(14)	$—	$116	$(46)	$56

Assets (c)	$5,996	$—	$4,950	$(59)	$10,887

At or for the Six Months Ended June 30, 2016
Interest income	$606	$102	$32	$4	$744
Interest expense	194	20	34	46	294
Provision for finance receivable losses	156	14	4	2	176
Net interest income (loss) after provision for finance receivable losses	256	68	(6)	(44)	274
Net gain on sale of SpringCastle interests	—	167	—	—	167
Other revenues (b)	116	—	84	(5)	195
Other expenses	341	15	13	(1)	368
Income before income taxes	31	220	65	(48)	268
Income before income taxes attributable to non-controlling interests	—	28	—	—	28
Income before income taxes attributable to Springleaf Finance Corporation	$31	$192	$65	$(48)	$240

Assets (c)	$5,285	$—	$4,592	$3	$9,880

(a)	Real Estate segment has been combined with “Other” for the prior period.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2017
Assets
Cash and cash equivalents	$361	$52	$—	$413	$413
Investment securities	—	636	2	638	638
Net finance receivables, less allowance for finance receivable losses	—	—	5,294	5,294	4,887
Finance receivables held for sale	—	—	147	147	141
Notes receivable from parent and affiliates	—	4,594	—	4,594	4,594
Restricted cash and restricted cash equivalents	192	—	—	192	192
Other assets (a)	—	16	24	40	40

Liabilities
Long-term debt	$—	$8,508	$—	$8,508	$7,898
Other liabilities (b)	—	88	—	88	88

December 31, 2016
Assets
Cash and cash equivalents	$198	$42	$—	$240	$240
Investment securities	—	580	2	582	582
Net finance receivables, less allowance for finance receivable losses	—	—	5,122	5,122	4,755
Finance receivables held for sale	—	—	159	159	153
Notes receivable from parent and affiliates	—	3,723	—	3,723	3,723
Restricted cash and restricted cash equivalents	227	—	—	227	227
Other assets (a)	—	41	34	75	77

Liabilities
Long-term debt	$—	$7,308	$—	$7,308	$6,837
Other liabilities (b)	—	13	—	13	13

(a)	Includes commercial mortgage loans, escrow advance receivable, receivables from parent and affiliates, and receivables related to sales of real estate loans and related trust assets.

(b)	Consists of payables to parent and affiliates.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

June 30, 2017
Assets
Cash equivalents in mutual funds	$283	$—	$—	$283
Cash equivalents in securities	—	52	—	52
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	19	—	19
Obligations of states, municipalities, and political subdivisions	—	76	—	76
Non-U.S. government and government sponsored entities	—	4	—	4
Corporate debt	—	408	—	408
RMBS	—	38	—	38
CMBS	—	32	—	32
CDO/ABS	—	52	—	52
Total bonds	—	629	—	629
Preferred stock	—	5	—	5
Other long-term investments	—	—	1	1
Total available-for-sale securities (b)	—	634	1	635
Other securities
Bonds:
Corporate debt	—	2	—	2
Total other securities	—	2	—	2
Total investment securities	—	636	1	637
Restricted cash in mutual funds	186	—	—	186
Total	$469	$688	$1	$1,158

(a)
Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2017, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)	Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at June 30, 2017, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2016
Assets
Cash equivalents in mutual funds	$119	$—	$—	$119
Cash equivalents in securities	—	42	—	42
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	82	—	82
Non-U.S. government and government sponsored entities	—	5	—	5
Corporate debt	—	353	—	353
RMBS	—	39	—	39
CMBS	—	33	—	33
CDO/ABS	—	46	—	46
Total bonds	—	571	—	571
Preferred stock	—	6	—	6
Other long-term investments	—	—	1	1
Total available-for-sale securities (b)	—	577	1	578
Other securities
Bonds:
Corporate debt	—	2	—	2
CMBS	—	1	—	1
Total other securities	—	3	—	3
Total investment securities	—	580	1	581
Restricted cash in mutual funds	212	—	—	212
Total	$331	$622	$1	$954

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

We had no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and six months ended June 30, 2017 and 2016.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 23 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2016 Annual Report on Form 10-K for information regarding our methods and assumptions used to estimate fair value.

18. Subsequent Events

REVOLVING CONDUIT FACILITIES

On July 14, 2017, Whitford Brook 2014-VFN1 Trust voluntarily terminated its note purchase agreement with its lender.

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 600 branch offices in 28 states as of June 30, 2017 and expert personnel is complemented by our online personal loan origination capabilities and centralized operations, which allow us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining an unsecured personal loan via our website, www.onemainfinancial.com. (The information on our website is not incorporated by reference into this report.) In connection with our personal loan business, we offer our customers credit and non-credit insurance.

In addition, we service or sub-service loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At June 30, 2017, we had over 902,000 personal loans, representing $5.0 billion of net finance receivables, of which 59% were secured by titled collateral, compared to 928,000 personal loans totaling $4.8 billion, of which 58% were secured by titled collateral at December 31, 2016.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies, Merit, Yosemite, AHL and Triton. We also offer auto membership plans of an unaffiliated company.

Our non-originating legacy products include:

•
Real Estate Loans — We ceased originating real estate loans in January of 2012, and during 2014, we sold $6.4 billion real estate loans held for sale. During 2016, we sold $308 million real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Predominantly, our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At June 30, 2017, we had $134 million of real estate loans held for investment, of which 93% were secured by first mortgages, compared to $144 million at December 31, 2016, of which 93% were secured by first mortgages. Real estate loans held for sale totaled $141 million and $153 million at June 30, 2017 and December 31, 2016, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

OUR SEGMENTS

At June 30, 2017, we had two operating segments:

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

OUTLOOK

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities of strengthening our capital base by (i) reinvigorating growth in receivables through enhanced marketing strategies and product options, (ii) reducing leverage, and (iii) maintaining a strong liquidity level and diversified funding sources.

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

(dollars in millions)	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016

Interest income	$306	$313	$603	$744
Interest expense	129	138	256	294
Provision for finance receivable losses	91	85	162	176
Net interest income after provision for finance receivable losses	86	90	185	274
Net gain on sale of SpringCastle interests	—	—	—	167
Other revenues	87	106	193	195
Other expenses	160	177	322	368
Income before income taxes	13	19	56	268
Income taxes	5	6	21	91
Net income	8	13	35	177
Net income attributable to non-controlling interests	—	—	—	28
Net income attributable to SFC	$8	$13	$35	$149

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$5,108	$4,888	$5,108	$4,888
Number of accounts	908,061	930,587	908,061	930,587
Finance receivables held for sale:
Net finance receivables	$141	$420	$141	$420
Number of accounts	2,614	15,596	2,614	15,596
Finance receivables held for investment and held for sale: (b)
Average net receivables	$4,973	$5,280	$4,933	$6,213
Yield	24.41%	23.52%	24.37%	23.82%
Gross charge-off ratio	6.67%	6.78%	7.47%	6.42%
Recovery ratio	(1.29)%	(0.95)%	(1.51)%	(0.89)%
Net charge-off ratio	5.38%	5.83%	5.96%	5.53%
30-89 Delinquency ratio	2.32%	2.60%	2.32%	2.60%
Origination volume	$1,159	$1,016	$1,932	$1,977
Number of accounts originated	162,138	168,538	272,523	323,297

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)
Includes personal loans held for sale for the 2016 periods in connection with the Lendmark Sale, but excludes real estate loans held for sale for both periods in order to be comparable with our segment statistics disclosed in “Segment Results.”

Comparison of Consolidated Results for the Three Months Ended June 30, 2017 and 2016

Interest income decreased $7 million for the three months ended June 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Finance charges increased $7 million primarily due to the net of the following:

◦
Yield on finance receivables held for investment increased primarily due to the continued liquidation of the real estate loan portfolio, which generally have lower yields relative to our personal loan portfolio. This increase was partially offset by the alignment of pricing and credit strategies, which has driven originations towards the higher credit quality customers who tend to have loans with lower yields and lower charge-off rates.

◦
Average net receivables held for investment decreased primarily due to our liquidating real estate loan portfolio, including the transfers of $257 million and $50 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively. This decrease was partially offset by the continued growth in our personal loan portfolio.

•
Interest income on finance receivables held for sale decreased $14 million primarily due to the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense decreased $9 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to the following:

•
Average debt decreased primarily due to net debt repurchases and repayments during the past 12 months, including $466 million repurchased in connection with SFC’s offerings of the 6.125% SFC Notes in May of 2017 and repayments relating to our conduit facilities. This decrease was partially offset by net debt issuances during the past 12 months relating to SFC’s offerings of the 6.125% SFC Notes in May of 2017 and our securitization transactions. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt decreased primarily due to the repurchase of $600 million of unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes.

•
Interest expense on note payable to affiliate of $2 million for the three months ended June 30, 2016 resulted from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on this note.

Provision for finance receivable losses increased $6 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to growth of our personal loans originated during the past 12 months and the alignment and enhancement of our collection processes, which has resulted in an increase in the loans now classified as TDRs. As these loans have moved from non-TDR to TDR, the related allowance has also shifted from non-TDR to TDR. We also noted a slight increase in the allowance on these loans, as the TDR loans have a higher reserve requirement than our non-TDR portfolio. This increase was partially offset by lower net charge-offs in the portfolio due to delinquency improvement.

Other revenues decreased $19 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to (i) $22 million net gain on sale of personal loans in the 2016 period and (ii) $14 million higher net loss on repurchases and repayments of debt in the 2017 period. This decrease was partially offset by (i) an increase in interest income on notes receivable from parent and affiliates of $11 million primarily reflecting interest income on the OneMain Demand Note during the 2017 period and (ii) $4 million of service fee income in the 2017 period under an intercompany service agreement between SFC and OMFH, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report.

Other expenses decreased $17 million for the three months ended June 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Salaries and benefits decreased $8 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $12 million primarily due to lower allocated expenses to SFC resulting from efficiencies gained from our continued integration efforts, which resulted in a greater absorption of corporate expenses by other OMH subsidiaries.

•	Insurance policy benefits and claims increased $3 million primarily due to unfavorable variances in claim and benefit reserves.

Income taxes totaled $5 million for the three months ended June 30, 2017 compared to $6 million for the same period in 2016. The effective tax rate for the three months ended June 30, 2017 was 33.6% compared to 33.5% for the same period in 2016. The effective tax rates for the three months ended June 30, 2017 and 2016 differed from the federal statutory rates primarily due to the effect of state income taxes.

Comparison of Consolidated Results for the Six Months Ended June 30, 2017 and 2016

Interest income decreased $141 million for the six months ended June 30, 2017 when compared to the same period in 2016 due to the following:

•	Finance charges decreased $84 million primarily due to the net of the following:

◦
Average net receivables held for investment decreased primarily due to (i) the SpringCastle Interests Sale and (ii) our liquidating real estate loan portfolio, including the transfers of $257 million and $50 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively. This decrease was partially offset by the continued growth in our personal loan portfolio.

◦
Yield on finance receivables held for investment increased primarily due to (i) the continued liquidation of the real estate loan portfolio, which generally have lower yields relative to our personal loan portfolio and (ii) the SpringCastle Interests Sale. This increase was partially offset by the alignment of pricing and credit strategies, which has driven originations towards the higher credit quality customers who tend to have loans with lower yields and lower charge-off rates.

•
Interest income on finance receivables held for sale decreased $57 million primarily due to the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense decreased $38 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to the net of the following:

•
Average debt decreased primarily due to (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net debt repurchases and repayments during the past 12 months, including $466 million repurchased in connection with SFC’s offerings of the 6.125% SFC Notes in May of 2017 and repayments relating to our conduit facilities. This decrease was partially offset by net debt issuances during the past 12 months relating to SFC’s offerings of the 6.125% SFC Notes in May of 2017 and our securitization transactions. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt increased primarily due to (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness. This increase was partially offset by the repurchase of $600 million of unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes.

•
Interest expense on note payable to affiliate of $6 million for the six months ended June 30, 2016 resulted from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015. See Note 8 of the

Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on this note.

Provision for finance receivable losses decreased $14 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to (i) the absence of net charge-offs on the previously owned SpringCastle Portfolio, (ii) a decrease in net charge-offs due to delinquency improvements in the portfolio, and (iii) the increase in recoveries due to the 2017 sale of previously charged-off accounts.

Net gain on sale of SpringCastle interests of $167 million for the six months ended June 30, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016.

Other revenues decreased $2 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to (i) $22 million net gain on sale of personal loans in the 2016 period and (ii) $11 million higher net loss on repurchases and repayments of debt in the 2017 period. This decrease was partially offset by (i) an increase in interest income on notes receivable from parent and affiliates of $19 million primarily reflecting interest income on the OneMain Demand Note during the 2017 period, (ii) $7 million lower impairment recognized on finance receivables held for sale during the 2017 period, and (iii) $7 million of service fee income in the 2017 period under an intercompany service agreement between SFC and OMFH, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report.

Other expenses decreased $46 million for the six months ended June 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Salaries and benefits decreased $26 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $22 million primarily due to lower allocated expenses to SFC resulting from efficiencies gained from our continued integration efforts, which resulted in a greater absorption of corporate expenses by other OMH subsidiaries.

•	Insurance policy benefits and claims increased $2 million primarily due to unfavorable variances in claim reserves.

Income taxes totaled $21 million for the six months ended June 30, 2017 compared to $91 million for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 was 36.6% compared to 34.0% for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes. The effective tax rate for the six months ended June 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes net gain on sale of personal loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from repurchases and repayments of debt, and debt refinance costs. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance. Adjusted pretax income (loss) is a non-GAAP measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income taxes attributable to SFC on a Segment Accounting Basis to adjusted pretax income (loss) attributable to SFC (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Consumer and Insurance
Income (loss) before income tax expense (benefit) - Segment Accounting Basis	$(21)	$17	$(14)	$31
Adjustments:
Net gain on sale of personal loans	—	(22)	—	(22)
Net loss on repurchases and repayments of debt	16	5	16	7
Debt refinance costs	—	4	—	4
Adjusted pretax income (loss) (non-GAAP)	$(5)	$4	$2	$20

Acquisitions and Servicing
Income (loss) before income tax expense (benefit) attributable to SFC - Segment Accounting Basis	$—	$(1)	$—	$192
Adjustments:
Net gain on sale of SpringCastle interests	—	—	—	(167)
SpringCastle transaction costs	—	—	—	1
Adjusted pretax income (loss) attributable to SFC (non-GAAP)	$—	$(1)	$—	$26

Other
Income before income taxes - Segment Accounting Basis	$62	$32	$116	$65
Adjustments:
Net loss on repurchases and repayments of debt	—	1	—	1
Debt refinance costs	—	1	—	1
Adjusted pretax income (non-GAAP)	$62	$34	$116	$67

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

CONSUMER AND INSURANCE

Adjusted pretax income (loss) and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016

Interest income	$297	$295	$587	$606
Interest expense	108	99	212	194
Provision for finance receivable losses	89	83	159	156
Net interest income after provision for finance receivable losses	100	113	216	256
Other revenues	53	54	102	101
Other expenses	158	163	316	337
Adjusted pretax income (loss) (non-GAAP)	$(5)	$4	$2	$20

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$4,960	$4,651	$4,960	$4,651
Number of accounts	901,981	920,739	901,981	920,739
Finance receivables held for investment and held for sale: (b)
Average net receivables	$4,824	$4,744	$4,780	$4,835
Yield	24.70%	25.01%	24.77%	25.27%
Gross charge-off ratio	6.71%	7.25%	7.57%	7.24%
Recovery ratio	(1.26)%	(0.93)%	(1.50)%	(0.90)%
Net charge-off ratio	5.45%	6.32%	6.07%	6.34%
30-89 Delinquency ratio	2.13%	2.36%	2.13%	2.36%
Origination volume	$1,158	$1,015	$1,931	$1,958
Number of accounts originated	162,138	168,538	272,523	323,297

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale for the 2016 periods in connection with the Lendmark Sale.

Comparison of Adjusted Pretax Income for the Three Months Ended June 30, 2017 and 2016

Interest income increased $2 million for the three months ended June 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Finance charges increased $16 million primarily due to the net of the following:

◦	Average net receivables held for investment increased primarily due to the continued growth in our personal loan portfolio.

◦
Yield on finance receivables held for investment decreased primarily due to the alignment of pricing and credit strategies, which has driven originations towards the higher credit quality customers who tend to have loans with lower yields and lower charge-off rates.

•
Interest income on finance receivables held for sale of $14 million for the three months ended June 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $9 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to an increase in the utilization of financing from unsecured notes, which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $6 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to the alignment and enhancement of our collection processes, which has resulted in an increase in the loans now classified as TDRs. As these loans have moved from non-TDR to TDR, the related allowance has also shifted from non-TDR to TDR. We noted a slight increase in the allowance on these loans, as the TDR loans have a higher reserve requirement than our non-TDR portfolio. This increase was partially offset by lower net charge-offs in the personal loan portfolio due to delinquency improvement.

Other expenses decreased $5 million for the three months ended June 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Salaries and benefits decreased $4 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $3 million primarily due to lower allocated expenses to SFC resulting from efficiencies gained from our continued integration efforts, which resulted in a greater absorption of corporate expenses by other OMH subsidiaries.

•	Insurance policy benefits and claims increased $2 million primarily due to unfavorable variances in claim and benefit reserves.

Comparison of Adjusted Pretax Income for the Six Months Ended June 30, 2017 and 2016

Interest income decreased $19 million for the six months ended June 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Finance charges increased $37 million primarily due to the net of the following:

◦	Average net receivables held for investment increased primarily due to the continued growth in our personal loan portfolio.

◦
Yield on finance receivables held for investment decreased primarily due to the alignment of pricing and credit strategies, which has driven originations towards the higher credit quality customers who tend to have loans with lower yields and lower charge-off rates.

•
Interest income on finance receivables held for sale of $56 million for the six months ended June 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $18 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to an increase in the utilization of financing from unsecured notes, which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $3 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to an increase in provision due to the TDR portfolio. This increase was partially offset by lower net charge-offs due to delinquency improvements in the portfolio.

Other expenses decreased $21 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to the following:

•	Salaries and benefits decreased $16 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $6 million primarily due to lower allocated expenses to SFC resulting from efficiencies gained from our continued integration efforts, which resulted in a greater absorption of corporate expenses by other OMH subsidiaries.

ACQUISITIONS AND SERVICING

Adjusted pretax income (loss) attributable to SFC and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016

Interest income	$—	$—	$—	$102
Interest expense	—	—	—	20
Provision for finance receivable losses	—	—	—	14
Net interest income after provision for finance receivable losses	—	—	—	68
Other expenses	—	1	—	14
Adjusted pretax income (loss) (non-GAAP)	—	(1)	—	54
Pretax income attributable to non-controlling interests	—	—	—	28
Adjusted pretax income (loss) attributable to SFC (non-GAAP)	$—	$(1)	$—	$26

Selected Financial Statistics *
Finance receivables held for investment:
Average net receivables	$—	$—	$—	$828
Yield	—%	—%	—%	24.32%
Net charge-off ratio	—%	—%	—%	3.50%

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

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

Adjusted pretax income of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest income	$6	$16	$12	$32
Interest expense	5	17	11	34
Provision for finance receivable losses	—	2	1	4
Net interest income (loss) after provision for finance receivable losses	1	(3)	—	(6)
Other revenues	63	46	122	85
Other expenses	2	9	6	12
Adjusted pretax income (non-GAAP)	$62	$34	$116	$67

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	June 30,
	2017	2016

Net finance receivables held for investment:
Personal loans	$6	$13
Real estate loans	142	219
Retail sales finance	8	17
Total	$156	$249

Net finance receivables held for sale:
Real estate loans	$146	$428

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2017
Personal loans	$4,960	$6	$—	$4,966
Real estate loans	—	142	(8)	134
Retail sales finance	—	8	—	8
Total	$4,960	$156	$(8)	$5,108

December 31, 2016
Personal loans	$4,794	$11	$(1)	$4,804
Real estate loans	—	153	(9)	144
Retail sales finance	—	12	(1)	11
Total	$4,794	$176	$(11)	$4,959

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At June 30, 2017, 59% of our personal loans were secured by titled collateral, compared to 58% at December 31, 2016.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

June 30, 2017 *
FICO scores
660 or higher	$1,177	$43	$4	$1,224
620-659	1,318	21	1	1,340
619 or below	2,471	70	3	2,544
Unavailable	—	—	—	—
Total	$4,966	$134	$8	$5,108

December 31, 2016
FICO scores
660 or higher	$888	$41	$5	$934
620-659	1,079	23	2	1,104
619 or below	2,814	77	4	2,895
Unavailable	23	3	—	26
Total	$4,804	$144	$11	$4,959

*
The shift in FICO distribution reflects the alignment in FICO versions across OMH. Effective March 31, 2017, the legacy Springleaf FICO scores were refreshed to FICO 08 version, which is comparable with the legacy OneMain FICO version.

DELINQUENCY

We consider the delinquency status of our finance receivables as the primary indicator of credit quality. We monitor delinquency trends to evaluate the risk of future credit losses and employ advanced analytical tools to manage our exposure and appetite. Our branch team members work with customers through occasional periods of financial difficulty and offer a variety of borrower assistance programs to help customers continue to make payments. Team members also actively engage in collection activities throughout the early stages of delinquency. We closely track and report the percentage of receivables that are 30-89 days past due as a benchmark of portfolio quality, collections effectiveness, and as a strong indicator of losses in coming quarters.

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

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2017
Current	$4,765	$120	$(8)	$4,877
30-59 days past due	65	9	—	74
Delinquent (60-89 days past due)	41	4	—	45
Performing	4,871	133	(8)	4,996

Nonperforming (90+ days past due)	89	23	—	112
Total net finance receivables	$4,960	$156	$(8)	$5,108

Delinquency ratio
30-89 days past due	2.13%	8.55%	*	2.32%
30+ days past due	3.93%	23.24%	*	4.53%
60+ days past due	2.63%	17.38%	*	3.08%
90+ days past due	1.81%	14.68%	*	2.20%

December 31, 2016
Current	$4,570	$131	$(9)	$4,692
30-59 days past due	64	10	(1)	73
Delinquent (60-89 days past due)	45	4	—	49
Performing	4,679	145	(10)	4,814

Nonperforming (90+ days past due)	115	31	(1)	145
Total net finance receivables	$4,794	$176	$(11)	$4,959

Delinquency ratio
30-89 days past due	2.26%	8.32%	*	2.47%
30+ days past due	4.67%	25.88%	*	5.38%
60+ days past due	3.33%	20.16%	*	3.90%
90+ days past due	2.40%	17.56%	*	2.91%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the credit quality of the finance receivable portfolios and changes in economic conditions.

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2017
Balance at beginning of period	$177	$—	$30	$(11)	$196
Provision for finance receivable losses	89	—	—	2	91
Charge-offs	(80)	—	(4)	2	(82)
Recoveries	15	—	1	—	16
Balance at end of period	$201	$—	$27	$(7)	$221

Three Months Ended June 30, 2016
Balance at beginning of period	$169	$—	$68	$(20)	$217
Provision for finance receivable losses	83	—	2	—	85
Charge-offs	(85)	—	(4)	—	(89)
Recoveries	10	—	3	—	13
Other (a)	—	—	(35)	6	(29)
Balance at end of period	$177	$—	$34	$(14)	$197

Six Months Ended June 30, 2017
Balance at beginning of period	$185	$—	$31	$(12)	$204
Provision for finance receivable losses	159	—	1	2	162
Charge-offs	(179)	—	(6)	3	(182)
Recoveries	36	—	1	—	37
Balance at end of period	$201	$—	$27	$(7)	$221

Allowance ratio	4.05%	—%	17.69%	(b)	4.32%

Six Months Ended June 30, 2016
Balance at beginning of period	$174	$4	$70	$(24)	$224
Provision for finance receivable losses	156	14	4	2	176
Charge-offs	(174)	(17)	(9)	2	(198)
Recoveries	21	3	4	—	28
Other (a)	—	(4)	(35)	6	(33)
Balance at end of period	$177	$—	$34	$(14)	$197

Allowance ratio	3.80%	—%	13.76%	(b)	4.03%

(a)	Other consists of:

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivable held for sale on June 30, 2016; and

•	the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the SpringCastle Interests Sale.

(b)	Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, along with the volume of our TDR activity, are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2017
TDR net finance receivables	$89	$77	$(26)	$140
Allowance for TDR finance receivable losses	41	23	(11)	53

December 31, 2016
TDR net finance receivables	$47	$71	$(27)	$91
Allowance for TDR finance receivable losses	20	23	(12)	31

Upon the completion of our branch integration in the first quarter of 2017, we continued the alignment and enhancement of our collection processes, which has resulted in an increase in the loans now classified as TDRs, and accordingly, we have reclassified the associated allowance for finance receivable losses. In aggregate, our Consumer and Insurance allowance for finance receivable losses increased by $24 million in the second quarter of 2017. The allowance for non-TDR finance receivable losses continues to reflect our historical loss coverage.

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

SFC’S Offerings of 6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of the 2022 SFC Notes under the Indenture, pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis. On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of the Additional SFC Notes in an add-on offering. SFC used a portion of the net proceeds from the sale of the Additional SFC Notes to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC intends to use the remaining net proceeds from the sale of the 6.125% SFC Notes for general corporate purposes, which may include additional debt repurchases and repayments. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on the offerings.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2017, we (i) completed one consumer loan securitization and one auto securitization and (ii) exercised our right to redeem the asset-backed notes issued by SLFT 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

During the six months ended June 30, 2017, we (i) terminated two revolving conduit agreements and (ii) entered into one new conduit facility.

See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, consumer loan securitization transactions and conduit facilities.

Subsequent to June 30, 2017, we completed the following transactions:

•	On July 10, 2017, we borrowed $50 million under the Thur River Funding LSA.

•	On July 14, 2017, Whitford Brook 2014-VFN1 Trust voluntarily terminated its note purchase agreement with its lenders.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At June 30, 2017, we had $413 million of cash and cash equivalents, and during the six months ended June 30, 2017, we generated net income of $35 million. Our net cash outflow from operating and investing activities totaled $838 million for the six months ended June 30, 2017. At June 30, 2017, our remaining scheduled principal and interest payments for 2017 on our existing debt (excluding securitizations) totaled $979 million. As of June 30, 2017, we had $1.5 billion UPB of unencumbered personal loans and $345 million UPB of unencumbered real estate loans (including $203 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $352 million for the six months ended June 30, 2017 reflected net income of $35 million, the impact of non-cash items, and a favorable change in working capital of $109 million. Net cash provided by operations of $226 million for the six months ended June 30, 2016 reflected net income of $177 million, the impact of non-cash items, and an unfavorable change in working capital of $31 million.

Investing Activities

Net cash used for investing activities of $1.2 billion for the six months ended June 30, 2017 was primarily due to net cash advances on intercompany notes receivable and net principal originations of finance receivables held for investment and held for sale. Net cash provided by investing activities of $495 million for the six months ended June 30, 2016 was primarily due to the SpringCastle Interests Sale and the Lendmark Sale, net sales, calls, and maturities of available-for-sale securities, and net collections on intercompany notes receivable, partially offset by net principal originations of finance receivables held for investment and held for sale.

Financing Activities

Net cash provided by financing activities of $976 million for the six months ended June 30, 2017 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.125% SFC Notes in May of 2017. Net cash used for financing activities of $858 million for the six months ended June 30, 2016 was primarily due to net repayments of long-term debt.

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

Debt Ratings

During the second quarter of 2017, SFC’s long-term corporate debt rating was upgraded to B2 with a positive outlook by Moody’s.

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Our insurance subsidiaries did not pay any dividends during the six months ended June 30, 2017. During the six months ended June 30, 2016, Merit and Yosemite paid extraordinary dividends to SFC totaling $63 million.

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

As of June 30, 2017, SFC was in compliance with all of the covenants under our debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 2.91% as of June 30, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

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

Based upon SFC’s financial results for the 12 months ended June 30, 2017, a mandatory trigger event did not occur with respect to the interest payment due in July of 2017, as SFC was in compliance with both required ratios discussed above.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of June 30, 2017, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate (a)	Collateral Type	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A	$1,163	$1,250	$1,163	$1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years
SLFT 2016-A	500	560	500	559	3.10%	Personal loans	2 years
SLFT 2017-A	619	685	619	685	2.98%	Personal loans	3 years
Total consumer securitizations	2,596	2,830	2,596	2,830

Auto Securitizations:
ODART 2016-1	700	754	314	373	2.56%	Direct auto loans	—
ODART 2017-1	268	300	268	300	2.61%	Direct auto loans	1 year
Total auto securitizations	968	1,054	582	673

Total secured structured financings	$3,564	$3,884	$3,178	$3,503

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we had access to six conduit facilities with a total borrowing capacity of $2.5 billion as of June 30, 2017, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report. At June 30, 2017, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to June 30, 2017.

Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2017 or December 31, 2016, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of June 30, 2017, we had no repurchase activity related to these sales.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2017.

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

As of June 30, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in Part I, Item 1A of our 2016 Annual Report on Form 10-K, except for changes previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on May 5, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 68 and incorporated by reference herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	August 4, 2017	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

4.1
Third Supplemental Indenture, dated as of May 15, 2017, among Springleaf Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 15, 2017.

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