Form 10-K
period 2017-12-31
SPRINGLEAF FINANCE CORP
filed 2018-02-21
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2017

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
Securities registered pursuant to Section 12(b) of the Act: None

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

At February 14, 2018, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned indirectly by OneMain Holdings, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on February 21, 2018 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof and the registrant is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 10, 11, 12 and 13 as permitted under General Instruction I(2)(c) on Form 10-K.

Forward-Looking Statements		7

PART I

Item 1.	Business	10

Item 1A.	Risk Factors	18

Item 1B.	Unresolved Staff Comments	33

Item 2.	Properties	33

Item 3.	Legal Proceedings	34

Item 4.	Mine Safety Disclosures	34

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35

Item 6.	Selected Financial Data	36

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 8.	Financial Statements and Supplementary Data
	Reports of Independent Registered Public Accounting Firm	62
	Consolidated Balance Sheets	63
	Consolidated Statements of Operations	64
	Consolidated Statements of Comprehensive Income (Loss)	65
	Consolidated Statements of Shareholder’s Equity	66
	Consolidated Statements of Cash Flows	67
	Notes to Consolidated Financial Statements	69

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	135

Item 9A.	Controls and Procedures	135

Item 9B.	Other Information	135

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I (2)(c) of Form 10-K)	136

Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I (2)(c) of Form 10-K)	136

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I (2)(c) of Form 10-K)	136

Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction Independence I (2)(c) of Form 10-K)	136

Item 14.	Principal Accounting Fees and Services	136

PART IV

Item 15.	Exhibits and Financial Statement Schedules	137

Item 16.	Form 10-K Summary	137

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2013 Omnibus Incentive Plan	incentive plan under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants
2014-A Notes	asset-backed notes issued in March 2014 by the Springleaf Funding Trust 2014-A
2016 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
2022 SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and guaranteed by OMH
2023 SFC Notes	$875 million of 5.615% Senior Notes due 2023 issued by SFC on December 8, 2017 and guaranteed by OMH.
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
6.125% SFC Notes	collectively, the 2022 SFC Notes and the Additional SFC Notes
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABO	accumulated benefit obligation
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Additional SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and guaranteed by OMH
Adjusted pretax income (loss)
a non-GAAP financial measure; income (loss) before income tax expense (benefit) on a Segment Accounting Basis, excluding acquisition-related transaction and integration expenses, net gain (loss) on sales of personal and real estate loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from repurchases and repayments of debt, debt refinance costs, net loss on liquidation of our United Kingdom subsidiary, and income attributable to non-controlling interests

AHL	American Health and Life Insurance Company
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Transaction
the proposed purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from the Initial Stockholder pursuant to the Share Purchase Agreement entered into among OMH, the Initial Stockholder and the Apollo-Värde Group on January 3, 2018

Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
August 2016 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million on August 3, 2016
Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
BP	basis point
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
Cash Services Note	new intercompany demand note issued to CSI in exchange for the Independence Demand Note in connection with the Note Assignment
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMBS	commercial mortgage-backed securities
CRA	Congressional Review Act
CSI	Springleaf Financial Cash Services, Inc.
December 2016 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of first and second lien mortgage loans for aggregate cash proceeds of $58 million on December 19, 2016

Term or Abbreviation	Definition

Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FA Loans	purchased credit impaired finance receivables related to the Fortress Acquisition
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FICO score	a credit score created by Fair Isaac Corporation
Fitch	Fitch, Inc.
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

GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
HAMP	Home Affordable Modification Program
Indenture	the SFC Base Indenture, together with all subsequent Supplemental Indentures
Independence	Independence Holdings, LLC
Independence Demand Note	a revolving demand note entered into on November 12, 2015 whereby CSI agreed to make advances to Independence from time to time
Indiana DOI	Indiana Department of Insurance
Initial Stockholder	Springleaf Financial Holdings, LLC
Investment Company Act	Investment Company Act of 1940
IRS	Internal Revenue Service
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

Merit	Merit Life Insurance Co.
MetLife	MetLife, Inc.
Military Lending Act	governs certain consumer lending to active-duty service members and covered dependents and limits, among other things, the interest rate that may be charged
Moody’s	Moody’s Investors Service, Inc.
Mystic River Funding LSA
Loan and Security Agreement, dated September 28, 2017, among Mystic River Funding, LLC, certain third party lenders and other third parties pursuant to which Mystic River Funding, LLC may borrow up to $850 million

Nationstar	Nationstar Mortgage LLC, dba “Mr. Cooper”

Term or Abbreviation	Definition

Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
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

PBO	projected benefit obligation
PRSUs	performance-based RSUs
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SAC	Springleaf Acquisition Corporation
SCP Loans	purchased credit impaired loans acquired through the SpringCastle Joint Venture
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
S&P	Standard & Poor’s Ratings Services
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	First Supplemental Indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Fourth Supplemental Indenture	Fourth Supplemental Indenture dated as of December 8, 2017, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Second Supplemental Indenture	Second Supplemental Indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Third Supplemental Indenture	Third Supplemental Indenture dated as of May 15, 2017, to the SFC Base Indenture
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
Share Purchase Agreement
Share Purchase Agreement entered into on January 3, 2018, among the Apollo-Värde Group, the Initial Stockholder and OMH to acquire from the Initial Stockholder 54,937,500 shares of OMH’s common stock that was issued and outstanding as of such date, representing the entire holdings of OMH’s stock beneficially owned by Fortress

SLFT	Springleaf Funding Trust
SoftBank	SoftBank Group Corporation
SpringCastle Interests Sale	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
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

SpringCastle Portfolio	loans acquired through the SpringCastle Joint Venture
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables
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

TILA	Truth-In-Lending-Act
UPB	unpaid principal balance
Värde	Värde Partners, Inc.
VOBA	value of business acquired
VFN	variable funding notes
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
Wilmington	Wilmington Trust, National Association
Yield	annualized finance charges as a percentage of average net receivables

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	various uncertainties and risks in connection with the OneMain Acquisition or Apollo-Värde Transaction which may result in an adverse impact on us;

•	the impact of the Apollo-Värde Transaction on our relationships with employees and third parties;

•	various risks relating to continued compliance with the Settlement Agreement;

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

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the CFPB, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the enactment of Public Law 115-97 amending the Internal Revenue Code of 1986;

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

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices;

•	changes in accounting principles and policies or changes in accounting estimates;

•	effects of the acquisition of Fortress by an affiliate of SoftBank Group Corp.;

•	effects, if any, of the contemplated acquisition by an investor group of shares of our common stock beneficially owned by Fortress and its affiliates;

•	any failure or inability to achieve the SpringCastle Portfolio performance requirements set forth in the SpringCastle Interests Sale purchase agreement; and

•
the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing of these loans, including the environmental liability and costs for damage caused by hazardous waste if a real estate loan goes into default.

We also direct readers to the other risks and uncertainties discussed in “Risk Factors” in Part I - Item 1A of this report and in other documents filed with the SEC.

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

Springleaf provides origination, underwriting and servicing of personal loans, primarily to non-prime customers. We believe we are well positioned for future growth, with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2017, we had $5.3 billion of personal loans due from over 900,000 customer accounts across 28 states.

Our network of over 600 branches as of December 31, 2017 and expert personnel is complemented by our online consumer loan origination business and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides our current and prospective customers the option of obtaining a personal loan via our website, www.onemainfinancial.com.

In connection with our personal loan business, our two insurance subsidiaries offer our customers credit and non-credit insurance, which are described below.

SFC was incorporated in Indiana in 1927 as successor to a business started in 1920. All of the common stock of SFC is owned by Springleaf Finance, Inc. (SFI). SFI is a wholly owned subsidiary of OMH, formerly Springleaf Holdings, Inc. On November, 15, 2015, OMH, through its wholly owned subsidiary, Independence, completed the acquisition of OMFH from CitiFinancial Credit Company for $4.5 billion in cash (the “OneMain Acquisition”). OMFH, collectively with its subsidiaries, is referred to in this report as OneMain. OMH and its subsidiaries (other than OneMain) is referred to in this report as Springleaf.

We also pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios and other financial assets, as well as fee-based opportunities in servicing loans for others in connection with potential strategic portfolio acquisitions through our centralized operations. See “Centralized Operations” below for further information on our centralized servicing centers. We service the loans acquired through a joint venture in which we previously owned a 47% equity interest in the SpringCastle Portfolio. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the SpringCastle Interests Sale.

At December 31, 2017, the Initial Stockholder owned approximately 44% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress. On December 27, 2017, SoftBank acquired Fortress and Fortress now operates within SoftBank as an independent business headquartered in New York.

On January 3, 2018, an investor group, led by funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”) and Värde Partners, Inc. (“Värde” and together with Apollo, collectively, the “Apollo-Värde Group”) entered into a definitive agreement with the Initial Stockholder and OMH to acquire from the Initial Stockholder 54,937,500 shares or approximately 40.6% of OMH common stock that was issued and outstanding as of such date, representing the entire holdings of OMH stock beneficially owned by Fortress (the “Apollo-Värde Transaction”) The Apollo-Värde Transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions.

Upon closing of the Apollo-Värde Transaction, OMH expects to enter into an Amended and Restated Stockholders’ Agreement, the expected terms of which were previously disclosed in OMH’s Current Report on Form 8-K filed with the SEC on January 4, 2018. Such Current Report on Form 8-K, including the Share Purchase Agreement filed as Exhibit 10.1 thereto, is incorporated by reference herein in its entirety.

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving non-prime customers, a large and growing population of consumers who have limited access to credit from banks, credit card companies and other lenders. According to Experian, as of June 2017, non-prime borrowers in the U.S. had approximately $1.4 trillion of outstanding borrowings in the form of personal loans, vehicle loans and leases, and credit cards.

Our industry’s traditional lenders have undergone fundamental changes, forcing many to retrench and in some cases to exit the market altogether. In addition, we believe that the current regulatory environment creates a disincentive for these lenders to resume or support lending to non-prime borrowers. As a result, while the number of non-prime consumers in the United States has grown in recent years, the supply of consumer credit to this demographic has contracted. We believe this large and growing number of potential customers in our target market, combined with the decline in available consumer credit, provides an attractive market opportunity for our business model. See also “Competition” included in this report.

We are one of the few remaining national participants in the consumer installment lending industry still serving this large and growing population of non-prime customers. Our centralized operations, combined with the capabilities resident in our national branch system, provide an effective nationwide platform to efficiently and responsibly address this growing market of consumers. We believe we are well-positioned to capitalize on the significant growth and expansion opportunity within our industry.

SEGMENTS

Our segments coincide with how our businesses are managed. At December 31, 2017, our two segments include:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

Beginning in 2017, we include Real Estate, which was previously presented as a distinct reporting segment, in “Other.” See Note 22 of the Notes to Consolidated Financial Statements included in this report for further information on this change in our segment alignment and for more information about our segments. To conform to the new alignment of our new segments, we have revised our prior period segment disclosures.

Consumer and Insurance

We originate and service secured and unsecured personal loans and offer voluntary credit and non-credit insurance and related products through our branch network, our digital platform, and our centralized operations. Personal loan origination and servicing, along with our insurance products, forms the core of our operations. Our branch operations included nearly 600 branch offices in 28 states as of December 31, 2017. In addition, our centralized support operations provide underwriting and servicing support to branch operations.

Our insurance business is conducted through our subsidiaries, Merit and Yosemite, and OneMain’s insurance subsidiaries, AHL and Triton. Merit and AHL are life and health insurance companies licensed to write credit life, credit disability, and non-credit insurance. Merit is licensed in 46 states, the District of Columbia, and the U.S. Virgin Islands, and AHL is licensed in 49 states, the District of Columbia, and Canada. Yosemite and Triton are property and casualty insurance companies licensed to write credit involuntary unemployment and collateral protection insurance. Yosemite is licensed in 46 states, and Triton is licensed in 50 states, the District of Columbia, and Canada.

Products and Services. Our personal loan portfolio is comprised of assets that have performed well through both strong and weak market conditions. Our personal loans are non-revolving, fixed rate, fixed term of three to six years, and secured by consumer goods, automobiles, or other personal property, or unsecured. Our loans have no pre-payment penalties.

Since mid-2014, our direct auto loan program has further expanded our lending options by offering a customized personal loan solution for our current and prospective customers. Direct auto lending is similar in nature to our traditional secured personal loans, but direct auto loans are typically larger in size based on the collateral of newer cars with higher values. Proceeds are typically used to pay-off an existing auto loan with another lender, make home improvements, or finance the purchase of a new or used vehicle. Our direct auto loans are reported in our personal loans, which are included in our Consumer and Insurance segment. At December 31, 2017, we had over $1.1 billion of direct auto loans.

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

We offer optional, non-credit insurance policies, which are primarily traditional level-term life policies with very limited underwriting.

We offer optional membership plans for home and auto from an unaffiliated company. We have no risk of loss on these membership plans, and these plans are not considered insurance products. We recognize income from this product in other revenues — other. The unaffiliated company providing these membership plans is responsible for any required reimbursement to the customer.

We also offer a Guaranteed Asset Protection (GAP) waiver product. GAP waiver is a non-insurance product offered by auto lenders to cover, in the event of a total loss to the auto, all or part of the difference between what the customer owes on their auto loan and the payment amount made by the customer’s primary auto insurance.

Should a customer fail to maintain required insurance on property pledged as collateral for the finance receivable, we obtain collateral protection insurance, at the customer’s expense, that protects the value of that collateral.

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

Our customers are primarily considered non-prime and require significantly higher levels of servicing than prime or near-prime customers. As a result, we tend to charge these customers higher interest rates to compensate us for the related credit risks and servicing.

Account Servicing. The account servicing and collection processing for personal loans are generally handled at the branch office where the personal loans were originated, or in our centralized service centers. All servicing and collection activity is conducted and documented on proprietary systems which log and maintain, within our centralized information systems, a permanent record of all transactions and notations made with respect to the servicing and/or collection of a personal loan and are also used to assess a personal loan application. The proprietary systems permit all levels of branch office management to review on a daily basis the individual and collective performance of all branch offices for which they are responsible.

Acquisitions and Servicing

SFI services the SpringCastle Portfolio that was acquired by an indirect subsidiary of OMH through a joint venture in which SFC previously owned a 47% equity interest. On March 31, 2016, we sold our interest in the SpringCastle Portfolio in connection with the SpringCastle Interests Sale. These loans consisted of unsecured loans and loans secured by subordinate residential real estate mortgages and included both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless SFI is terminated, SFI will continue to provide the servicing for these loans pursuant to a servicing agreement, which SFI services as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests.

Other

“Other” consists of our non-originating legacy operations, which include our liquidating real estate loan portfolio as discussed below and our liquidating retail sale finance portfolio (including retail sales finance accounts from our legacy auto finance operation).

Beginning in 2017, management no longer views or manages our liquidating real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.”

During 2016, we sold $308 million real estate loans held for sale. At December 31, 2017, our real estate loans held for investment totaled $128 million and comprised less than 3% of our net finance receivables. Real estate loans held for sale totaled $132 million at December 31, 2017.

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

We currently have servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; London, Kentucky; and Evansville, Indiana. We believe these facilities position us for additional portfolio purchases or fee-based servicing, as well as additional flexibility in the servicing of our lending products.

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

•	Our accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences.

•	Our credit risk management system reports allow us to track individual branch office performance and to monitor lending and collection activities.

•	Our executive information system is available to headquarters and field operations management to review the status of activity through the close of business of the prior day.

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

The Dodd-Frank Act and the regulations promulgated thereunder have affected and are likely in the future to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that became effective January 10, 2014 and are applicable to the remaining real estate loan portfolio serviced by or for Springleaf. Amendments to some sections of these mortgage servicing regulations became effective on October 19, 2017 some become effective on April 19, 2018. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third-party debt collectors and will continue to be responsible for oversight of their procedures and controls.

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

The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including the auto financing market and the consumer installment lending market. On June 30, 2015, the CFPB published its final rule for designating “larger participants” in the auto financing market. With the adoption of this regulation, we are a larger participant in the auto financing market and are subject to supervision and examination by the CFPB for our auto loan business, including loans that are secured by autos and refinances of loans secured by autos that were for the purchase of autos. In its Fall 2016 rulemaking agenda, the CFPB advised that its “next” larger-participant rulemaking would focus on the markets for “consumer installment loans and vehicle title loans.” We expect to eventually be designated a “larger participant” for this market and to become subject to supervision and examination by the CFPB for our consumer loan business, although the acting director appointed by President Trump, Mick Mulvaney, has announced a 30 day freeze on all new regulations.

On October 5, 2017, the CFPB issued its final rule for Payday, Vehicle Title, and Certain High-Cost Installment Loans (the “small-dollar rule”). The final small-dollar rule does not apply to any loan made by the Company because our loans have a term of 46+ days, no balloon payment, and an APR limit of 36%. The proposed rule, published in 2016, had covered a relatively small segment of our loans because it calculated the 36% high-cost coverage threshold as an “all-in” APR, a term that included the cost of insurance and other ancillary products purchased within 3 days of the loan closing date. The final rule calculates the 36% figure under the traditional method prescribed by the Truth-In-Lending Act (TILA). Because the final rule replaced the proposed rule’s “all-in” APR calculation with a TILA APR calculation - a change that the Company advocated in the public comment letter it submitted to the CFPB - the final rule covers no loan made by the Company, even if the loan is both sold with insurance and secured by a vehicle or recurring ACH authorization.

The CFPB also has enforcement authority and is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws (including the CFPB’s own rules). The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. In addition, the CFPB can assess civil penalties for Tier 1, 2, and 3 penalties set forth in Section 1055 of the Dodd-Frank Act ranging from over $5,000 to over $1 million per violation.

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

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are created, transferred, sold, or conveyed through issuance of asset-backed securities with an exception for securitizations that are wholly composed of “qualified residential mortgages.” The final rules implementing the risk retention requirements of Section 941 of the Dodd-Frank Act became effective on February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages was required beginning on December 24, 2015. Compliance with the rule with regard to all other classes of asset-backed securities was required beginning on December 24, 2016. The risk retention requirement may limit our ability to securitize loans and impose on us additional compliance requirements to meet origination and servicing criteria for qualified residential mortgages. The impact of the risk retention rule on the asset-backed securities market remains uncertain. Furthermore, the Securities and Exchange Commission (the SEC) adopted significant revisions to Regulation AB, imposing new requirements for asset-level disclosures for asset-backed securities backed by real estate related assets, auto related assets, or backed by debt securities. This could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities.

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

COMPETITION

We operate primarily in the consumer installment lending industry, focusing on the non-prime customer. As of December 31, 2017, Springleaf maintained a national footprint (defined as 500 or more branches and receivables over $2 billion) of brick and mortar branches. At December 31, 2017, we had over 919,000 customer accounts and nearly 600 branch offices.

There are a large number of local, regional and internet competitors in the consumer installment lending industry serving the large population of non-prime customers. We also compete with a large number of other types of financial institutions within our geographic footprint and over the Internet, including community banks and credit unions, that offer similar products and services. We believe that competition between consumer installment lenders occurs primarily on the basis of price, speed of service, flexibility of loan terms offered, and the quality of customer service provided.

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

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” included in this report for discussion of our seasonal trends.

EMPLOYEES

As of December 31, 2017, we had over 2,500 employees.

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

Also, certain geographic concentrations of our loan portfolio may occur or increase as we adjust our risk and loss tolerance and strategy to achieve our profitability goals. Any geographic concentration may expose us to an increased risk of loss if that geographic region experiences higher unemployment rates than average, natural disasters, weak economic conditions, or other adverse economic factors that disproportionately affect that region. See Note 5 of the Notes to Consolidated Financial Statements included in this report for quantification of our largest concentrations of net finance receivables.

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

We have previously acquired, and in the future may acquire, assets or businesses, including large portfolios of finance receivables, either through the direct purchase of such assets or the purchase of the equity of a company with such a portfolio. Since we will not have originated or serviced the loans we acquire, we may not be aware of legal or other deficiencies related to origination or servicing, and our review of the portfolio prior to purchase may not uncover those deficiencies. Further, we may have limited recourse against the seller of the portfolio.

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

If our estimates of allowance for finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance in Accounting Standards Codification (“ASC”) 450, Contingencies, and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for finance receivable losses, our allowance for finance receivable losses may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses.

In June of 2016, the Financial Accounting Standards Board issued Accounting Standard Update ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material effect on our consolidated financial statements. See Note 4 of the Notes to Consolidated Financial Statements included in this report for more information on this new accounting standard.

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

Our branch finance receivable origination process is decentralized. We train our employees individually on-site in the branch to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management and customer relations. In certain circumstances, subject to approval by district managers and/or directors of operations in certain cases, our branch officers have some authority to approve and structure loans within broadly written underwriting guidelines rather than having all loan terms approved centrally. As a result, there may be variability in finance receivable structure (e.g., whether or not collateral is taken for the loan) and loan portfolios among branch offices or regions, even when underwriting policies are followed. Moreover, we cannot be certain that every loan is made in accordance with our underwriting standards and rules, and we have in the past experienced some instances of loans extended that varied from our underwriting standards. The nature of our approval process could adversely affect our operating results and variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced, which could adversely affect our results of operations, financial condition and liquidity.

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

Moreover, the vast majority of our finance receivables are fixed-rate finance receivables, which generally decline in value if interest rates increase. As such, if changing market conditions cause interest rates to increase substantially, the value of our fixed-rate finance receivables could decline. Recent increases in market interest rates could negatively impact our net interest income and further increases in market interest rates could continue to negatively impact such net interest income, as well as our cash flow from operations and results of operations. Our consumer loans generally bear interest at a fixed rate and, accordingly, we are generally unable to increase the interest rate on such loans to offset any increases in our cost of funds as market interest rates increase. Additionally, because we are subject to applicable legal and regulatory restrictions in certain jurisdictions that limit the maximum interest rate that we may charge on certain of our consumer loans, our yield, as well as our cash flows from operations and results of operations, could be materially and adversely affected if we are unable to increase the interest rates charged on newly originated loans to offset any increases in our cost of funds as market interest rates increase. Accordingly, any increase in interest rates could negatively affect our results of operations, financial condition and liquidity.

We may be required to indemnify, or repurchase finance receivables from, purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our results of operations, financial condition and liquidity.

In 2016, we sold our interests in the SpringCastle Portfolio as a result of the SpringCastle Interests Sale, $602 million of personal loans in connection with the Lendmark Sale, and $308 million of our legacy real estate loan portfolio. We securitized $3.3 billion of our consumer loan portfolio as of December 31, 2017. In addition, we sold $6.4 billion of our legacy real estate loan portfolio in 2014. The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if:

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

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as hurricanes, tornados, earthquakes, pandemic disease, cyber security breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition or results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment. Examples include changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by his loan, insure his collateral). Because our customers do not affirmatively consent to collateral protection insurance at the time it is purchased, and hence do not directly agree to the amount charged for it, regulators may in the future prohibit our insurance companies from providing this insurance to our lending operations. Moreover, our insurance companies are predominately dependent on our lending operations as the primary source of business and product distribution. If our lending operations discontinue offering insurance products, including as a result of regulatory requirements, our insurance operations would need to find an alternate distribution partner for their products.

We are a party to various lawsuits and proceedings and may become a party to various lawsuits and proceedings in the future which, if resolved in a manner adverse to us, could materially adversely affect our results of operations, financial condition and liquidity.

In the normal course of business, from time to time, we have been named and may be named in the future as a defendant in various legal actions, including governmental investigations, examinations or other proceedings, arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including large punitive damage awards in certain jurisdictions that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our results of operations, financial condition and liquidity. For additional information regarding pending legal proceedings and other contingencies, see Note 19 of the Notes to Consolidated Financial Statements included in this report.

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

Security breaches in our information systems, in the information systems of third parties or in our branches, central servicing facilities, or our internet lending platform or our proprietary company data held by third parties could adversely affect our reputation and could subject us to significant costs and regulatory penalties.

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

In 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans, which substantially completed our plan to liquidate our real estate loans. Consequently, as of December 31, 2017, our real estate loans held for investment and held for sale totaled $128 million and $132 million, respectively.

Moreover, if we fail to realize the anticipated benefits of the restructuring of our business and associated liquidation of our legacy portfolios or are subjected to litigation or claims for indemnification for breaches of representations or warranties made in connection with our previous real estate loan sales, we may experience an adverse effect on our results of operations, financial condition and liquidity.

As part of our growth strategy, we have committed to building our consumer lending business. If we are unable to successfully implement our growth strategy, our results of operations, financial condition and liquidity may be materially adversely affected.

We believe that our future success depends on our ability to implement our growth strategy, the key feature of which has been to shift our primary focus to originating consumer loans as well as acquiring portfolios of consumer loans, pursuing acquisitions of companies, and/or establishing joint ventures or other strategic alliances or arrangements. We have also expanded into internet lending through our centralized operations.

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

In order for us to realize the benefits associated with our new focus on originating and servicing consumer loans and growing our business, we must implement our strategic objectives in a timely and cost-effective manner as well as anticipate and address any risks to which we may become subject. In any event, we may not realize these benefits for many years, or our competitors may introduce more compelling products, services or enhancements. If we are not able to realize the benefits, or if we do not do so in a timely manner, our results of operations, financial condition and liquidity could be negatively affected which would have a material adverse effect on business.

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

State attorneys general have stated their intention to fill any void left by diminished CFPB enforcement and have a variety of tools at their disposal to enforce state and federal consumer financial laws. First, Section 1042 of the Dodd-Frank Act grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies provided in the Dodd-Frank Act against entities within their jurisdiction. Even if an overhaul of the Dodd-Frank Act eliminates Section 1042, state attorneys general will retain their enforcement authority under state law with respect to unfair or deceptive practices. Under these statutes, state attorneys general may generally conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Finally, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general. Should the CFPB decrease its enforcement activity under the Trump administration, we expect to see an increase in actions brought by state attorneys general.

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

The Apollo-Värde Transaction, may be deemed a change of control for purposes of certain of our state lending and insurance licenses pursuant to which we operate our lending and insurance businesses. Accordingly, we may be required to obtain approvals for the change of control from some state lending or insurance regulators.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in this report.

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

The CFPB currently has supervisory authority over our real estate servicing activities, and likely will have supervisory authority over our consumer lending business. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority for a given product or service. Effective in January 2014, the CFPB finalized mortgage servicing regulations, which makes it more difficult and expensive to service mortgages. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has not yet promulgated regulations that designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the CFPB with respect to our consumer loan business. The CFPB has published regulations for “larger participants” in the market of auto finance, and we have been designated as a larger participant in this market. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the manner in which they are offered, among other things. See “Business—Regulation” included in this report for further information on the CFPB.

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

Changes in federal, state or local tax laws could have a material adverse impact on our financial position, results of operations and cash flows.

On December 22, 2017, the President signed Public Law 115-97 (the “Tax Act”) into law. The Tax Act contains substantial changes to the U.S federal income tax code effective January 1, 2018, including a reduction in our federal corporate tax rate from 35% to 21%. In the long-term, we anticipate that we will have an overall benefit from the reduction in the tax rate slightly offset by potential deductions disallowed under the current law. However, we recognized a $23 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. Although we are not aware of any provision in the Tax Act or any other pending tax legislation that would have a material adverse impact on our financial performance, the ultimate impact of the Tax Act may differ from our current assessment due to changes in interpretations and assumptions made by us as well as the issuance of any further regulations or guidance that may alter the operation of the U.S. federal income tax code. At this time, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. Further, the long-term impact of the Tax Act on the overall economy and our customers cannot be predicted so soon after the implementation of the Tax Act. Our customers are likely to experience varying effects from the provisions of the Tax Act both positive and negative. Consequently, there can be no assurance that the Tax Act will not negatively impact our operating results, financial condition, and future business operations.

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

Rules relating to securitizations rated by nationally-recognized statistical rating agencies require that the findings of any third-party due diligence service providers be made publicly available at least five (5) business days prior to the first sale of securities, which has led and will continue to lead us to incur additional costs in connection with each securitization.

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

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in this report.

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

Real estate loan servicing and loan modifications have come under increased scrutiny from government officials and others, which could make servicing our legacy real estate loan portfolio more costly and difficult.

Real estate loan servicers are under increased scrutiny. In addition, some states and municipalities have passed laws that impose additional duties on foreclosing lenders and real estate loan servicers, such as mandatory mediation or extensive requirements for maintenance of vacant properties, which, in some cases, begin even before a lender has taken title to property. These additional requirements can delay foreclosures, make it uneconomical to foreclose on mortgaged real estate or result in significant additional costs, which could materially adversely affect the value of our portfolio. The CFPB finalized mortgage servicing regulations that became effective in January 2014, which makes it more difficult and expensive to service real estate loans.

The U.S. Government implemented a number of federal programs to assist homeowners, including the Home Affordable Modification Program (HAMP), which expired on December 31, 2017. Loans subserviced for us by Nationstar Mortgage LLC and Select Portfolio Servicing, Inc. were subject to HAMP and were eligible for modification pursuant to HAMP guidelines. We have also implemented proprietary real estate loan modification programs in order to help real estate secured customers remain current on their loans. HAMP, our proprietary loan modification programs and other existing or future legislative or regulatory actions which result in the modification of outstanding real estate loans, may adversely affect the value of, and the returns on, our existing portfolio.

RISKS RELATED TO THE APOLLO-VÄRDE TRANSACTION

Failure to complete the Apollo-Värde Transaction could negatively affect our future business and financial results.

Completion of the Apollo-Värde Transaction is not assured and is subject to risks, including the risks that necessary regulatory approvals and clearances will not be obtained or that other closing conditions will not be satisfied. If the Apollo-Värde Transaction is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including, that we may be subject to litigation related to any failure to complete the Apollo-Värde Transaction.

We will be subject to various uncertainties and contractual restrictions while the Apollo-Värde Transaction is pending that could adversely affect our financial results.

Uncertainty about the effect of the Apollo-Värde Transaction on counterparties to contracts, employees and other parties may have an adverse effect on us. These uncertainties could cause contract counterparties and others who deal with us to seek to change existing business relationships with us, and may impair our ability to attract, retain and motivate key personnel until the Apollo-Värde Transaction is completed and for a period of time thereafter. Employee retention and recruitment may be particularly challenging prior to completion of the Apollo-Värde Transaction, as our employees and prospective employees may experience uncertainty about their future roles with us following the Apollo-Värde Transaction.

The pursuit of the Apollo-Värde Transaction and the preparation involved may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results prior to and/or following the completion of the Apollo-Värde Transaction and could limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Apollo-Värde Transaction.

In addition, the Share Purchase Agreement entered into in connection with the Apollo-Värde Transaction imposes certain restrictions on us. Without the consent of the Apollo-Värde Group, we are restricted from making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying certain dividends, repurchasing or issuing securities outside of existing share repurchase and equity award programs, and taking other specified actions until the earlier of the completion of the Apollo-Värde Transaction or the termination of the Share Purchase Agreement. These restrictions may prevent or delay pursuit of strategic corporate or business opportunities that may arise prior to the consummation of the Apollo-Värde Transaction. Adverse effects arising during the pendency of the Apollo-Värde Transaction could be exacerbated by any delays in consummation of the Apollo-Värde Transaction or termination of the related Share Purchase Agreement.

RISKS RELATED TO OUR INDEBTEDNESS

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit may be significantly affected by disruption in the U.S. credit markets and the associated credit rating downgrades on our debt. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms, such as the Dodd-Frank Act, continue to create uncertainty around access to the capital markets. Historically, we funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Although market conditions have improved since the financial crisis, our traditional borrowing sources, including our ability to cost-effectively issue large amounts of unsecured debt in the capital markets, particularly issuances of commercial paper, have generally not been available to us. We have primarily raised capital through securitization transactions and, although there can be no assurances that we will be able to complete additional securitizations, we currently expect our near-term sources of capital markets funding to continue to derive from securitization transactions and unsecured debt offerings.

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

We currently have a significant amount of indebtedness. As of December 31, 2017, we had $7.9 billion of indebtedness outstanding. Interest expense on our indebtedness totaled $517 million in 2017.

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

Each of S&P, Moody’s, and Fitch rates SFC’s debt. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

The table below outlines SFC’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2017	Rating	Outlook

SFC:
S&P	B	Stable
Moody’s	B2	Positive
Fitch	B	Positive

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

We have securitized, and may in the future securitize, certain of our finance receivables to generate cash to originate or purchase new finance receivables or pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the trust typically issues non-recourse notes or certificates pursuant to the terms of an indenture or pooling and servicing agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the trust are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the trust securities, all residual interests, if any, in the cash flows from the finance receivables after payment of the trust securities, and a 100% beneficial interest in the issuing entity.

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

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We generally conduct branch office operations, which consisted of over 600 branch offices at December 31, 2017, through leased properties with lease terms generally ranging from three to five years.

Our non-subsidiary affiliate, OneMain General Services Corporation, successor to SGSC and SFMC (“OGSC”), holds the leasehold interests for certain of our leases and, pursuant to intercompany arrangements, such properties are used by us for our:

(i) branch office administration and centralized operations, including our servicing facilities in Mendota Heights, Minnesota and Tempe, Arizona (ii) administrative offices in Chicago, Illinois and Wilmington, Delaware, which have seven year leases that expire in 2021 and 2022, respectively, (iii) an administrative office in Irving, Texas under an eight year lease that expires in 2025 and (iv) office space in Stamford, Connecticut, which has a six year lease that expires in 2022.Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2017, OGSC owned a loan servicing facility in London, Kentucky and six buildings in Evansville, Indiana that are also utilized by us for our operations. The Evansville buildings house our administrative offices and our centralized operations for our Consumer and Insurance, and Acquisitions and Servicing segments.

See also Note 11 for Related Party Transactions.

Item 3. Legal Proceedings.

See Note 19 of the Notes to Consolidated Financial Statements included in this report.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for SFC’s common stock. All of SFC’s common stock is held by SFI. SFC did not pay any cash dividends on its common stock in 2017, 2016, or 2015.

Because SFC is a holding company and has no direct operations, SFC will only be able to pay cash dividends on its common stock from the available cash on hand and any funds SFC receives from its subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of our debt agreements limit the ability of certain of our subsidiaries to pay dividends. See Note 14 of the Notes to Consolidated Financial Statements included in this report for further information on insurance subsidiary dividends and Note 12 of the Notes to Consolidated Financial Statements included in this report for more information about our debt agreements.

On January 11, 2016, SFC issued one share of SFC common stock to SFI for $10.5 million per transaction to satisfy interest payments required by SFC’s junior subordinated debenture. Each share of SFC common stock was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. See “Liquidity and Capital Resources — Our Debt Agreements” included in this report for further information on SFC’s junior subordinated debenture.

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data and other operating data. The consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our consolidated financial statements not included elsewhere herein.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and our audited consolidated financial statements and related notes included in this report.

(dollars in millions)	At or for the Years Ended December 31,
	2017	2016	2015	2014	2013

Consolidated Statements of Operations Data:
Interest income	$1,241	$1,350	$1,657	$1,625	$1,637
Interest expense	517	556	667	683	843
Provision for finance receivable losses	324	329	339	352	371
Other revenues	407	574	243	745	161
Other expenses	614	693	735	657	709
Income (loss) before income tax expense (benefit)	193	346	159	678	(125)
Net income (loss)	94	233	141	445	(76)
Net income attributable to non-controlling interests	—	28	127	48	—
Net income (loss) attributable to Springleaf Finance Corporation	94	205	14	397	(76)

Consolidated Balance Sheet Data:
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	$5,094	$4,543	$6,090	$6,181	$10,730
Total assets	10,824	9,719	12,188	10,998	12,612
Long-term debt	7,865	6,837	9,582	8,356	10,602
Total liabilities	8,418	7,376	10,156	9,021	11,227
Springleaf Finance Corporation shareholder’s equity	2,406	2,343	2,111	2,106	1,385
Non-controlling interests	—	—	(79)	(129)	—
Total shareholder’s equity	2,406	2,343	2,032	1,977	1,385

Other Operating Data:
Ratio of earnings to fixed charges	1.37	1.61	1.24	1.98	*

*	Earnings did not cover total fixed charges by $125 million in 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. See “Forward-Looking Statements” included in this report for more information. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in this report.

An index to our management’s discussion and analysis follows:

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 600 branch offices in 28 states as of December 31, 2017,is staffed with highly trained personnel and is complemented by our online personal loan origination capabilities and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining an unsecured personal loan via our website, www.onemainfinancial.com. (The information on our website is not incorporated by reference into this report.) In connection with our personal loan business, we offer our customers credit and non-credit insurance.

In addition, we service loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At December 31, 2017, we had nearly 920,000 personal loans, representing $5.3 billion of net finance receivables compared to 928,000 personal loans totaling $4.8 billion at December 31, 2016.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies, Merit and Yosemite. We also offer auto membership plans of an unaffiliated company.

Our non-originating legacy products include:

•
Real Estate Loans — In 2012, we ceased originating real estate loans and the portfolio is in a liquidating status. During 2016, we sold $308 million real estate loans held for sale. At December 31, 2017, we had $128 million of real estate loans held for investment, of which 91% were secured by first mortgages, compared to $144 million at December 31, 2016, of which 93% were secured by first mortgages. Real estate loans held for sale totaled $132 million and $153 million at December 31, 2017 and 2016, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

OUR SEGMENTS

At December 31, 2017, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

Beginning in 2017, we include Real Estate, which was previously presented as a distinct reporting segment, in “Other.” See Note 22 of the Notes to Consolidated Financial Statements included in this report for further information on this change in our segment alignment and for more information about our segments. To conform to the new alignment of our segments, we have revised our prior period segment disclosures.

HOW WE ASSESS OUR BUSINESS PERFORMANCE

We closely monitor the primary drivers of pretax operating income, which consist of the following:

Net Interest Income

We track the spread between the interest income earned on our finance receivables and the interest expense incurred on our debt, and continually monitor the components of our yield and our cost of funds.

Net Credit Losses

The credit quality of our loans is driven by our long-standing underwriting philosophy, which takes into account the prospective customer’s household budget, and his or her willingness and capacity to repay the proposed loan. We closely analyze credit performance because the profitability of our loan portfolio is directly connected to net credit losses. We define net credit losses as gross charge-offs minus recoveries in the portfolio. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimates. We also monitor recovery rates because of their contribution to the reduction in the severity of our charge-offs.

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

Recent Developments and Outlook

APOLLO-VÄRDE TRANSACTION

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with the Initial Stockholder and OMH to acquire from the Initial Stockholder 54,937, 500 shares (representing approximately 40.6% of OMH’S common stock that was issued and outstanding as of such date), representing the entire holdings of OMH’S stock beneficially owned by Fortress. The Apollo-Värde Transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions. Further, upon closing of the Apollo-Värde Transaction, we expect to recognize non-cash incentive compensation expense of approximately $108 million along with a capital contribution offset such that the overall impact to our shareholders’ equity will be neutral.

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

SFC’s MEDIUM-TERM NOTE ISSUANCES

6.125% SFC Notes

On May 15, 2017, SFC issued $500 million aggregate principal amount of 6.125% Senior Notes due 2022 (the “2022 SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a Third Supplemental Indenture, dated as of May 15, 2017 (the “SFC Third Supplemental Indenture” ), pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis.

On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of additional 2022 SFC Notes (the “Additional SFC Notes”) in an add-on offering. The initial 2022 SFC Notes and the Additional SFC Notes (collectively, the “6.125% SFC Notes”), are treated as a single class of debt securities and have the same terms, other than the issue date and the issue price.

SFC used a portion of these net proceeds to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC used the remaining net proceeds for general corporate purposes.

5.625% SFC Notes

On December 8, 2017, SFC issued $875 million aggregate principal amount of 5.625% Senior Notes due 2023 (the ‘‘5.625% SFC Notes’’) under the SFC Base Indenture, as supplemented by a Fourth Supplemental Indenture dated as of December 8, 2017 (the “SFC Fourth Supplemental Indenture”), pursuant to which OMH provided a guarantee of the 5.625% SFC Notes on an unsecured basis. SFC used a portion of these net proceeds to repay at maturity approximately $557 million aggregate principal amount of its existing 6.90% Medium-Term Notes. SFC intends to use the remaining net proceeds for general corporate purposes, which may include additional debt repurchases and repayments.

See Note 2 and 12 of the Notes to Consolidated Financial Statements included in this report for further information on the SFC Offerings.

MATURITY OF SFC’S 6.90% MEDIUM-TERM NOTES

On December 15, 2017, the $557 million outstanding principal amount of SFC’s 6.90% Medium-Term Notes, Series J became due and payable.

See Note 12 of the Notes to Consolidated Financial Statements included in this report for further information on the maturity of SFC’s 6.90% medium-term notes.

THE TAX ACT

On December 22, 2017, the President signed into law the Tax Act, which contains substantial changes to the Internal Revenue Code effective January 1, 2018, including a reduction in the federal corporate tax rate from 35% to 21%. In the long-term, we anticipate that we will have an overall benefit from the reduction in the tax rate slightly offset by potential deductions disallowed under the current law. However, we recognized a $23 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. For further information see Note 18 of the Notes to Consolidated Financial Statements included in this report.

IMPACT OF HURRICANES HARVEY, IRMA AND MARIA

In August and September of 2017, our customers in certain areas of the United States and Puerto Rico were impacted by hurricanes Harvey, Irma and Maria. The estimated total hurricane-related impact recorded during 2017 was approximately $10 million, consisting primarily of increases in our loan loss reserve and borrower-related assistance programs. See additional discussion under “Results of Operations” and “Segment Results” below.

OUTLOOK

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities to strengthen our capital base by (i) continuing the growth in receivables through enhanced marketing strategies and customer product options, (ii) increasing tangible equity and reducing leverage, and (iii) maintaining a strong liquidity level with diversified funding sources.

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

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Interest income	$1,241	$1,350	$1,657
Interest expense	517	556	667
Provision for finance receivable losses	324	329	339
Net interest income after provision for finance receivable losses	400	465	651
Net gain on sale of SpringCastle interests	—	167	—
Other revenues	407	407	243
Other expenses	614	693	735
Income before income tax expense	193	346	159
Income tax expense	99	113	18
Net income	94	233	141
Net income attributable to non-controlling interests	—	28	127
Net income attributable to SFC	$94	$205	$14

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$5,442	$4,959	$6,564
Number of accounts	924,619	934,618	1,151,289
Finance receivables held for sale:
Net finance receivables	$132	$153	$793
Number of accounts	2,460	2,800	148,932
Finance receivables held for investment and held for sale: (b)
Average net receivables	$5,105	$5,587	$6,776
Yield	24.06%	23.83%	24.20%
Gross charge-off ratio	6.90%	6.61%	5.18%
Recovery ratio	(1.27)%	(0.97)%	(0.82)%
Net charge-off ratio	5.63%	5.64%	4.36%
30-89 Delinquency ratio	2.61%	2.47%	3.24%
Origination volume	$4,152	$3,813	$4,522
Number of accounts originated	590,570	627,561	818,758

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale, but excludes real estate loans held for sale in order to be comparable with our segment statistics disclosed in “Segment Results.”

Comparison of Consolidated Results for 2017 and 2016

Interest income decreased $109 million in 2017 when compared to 2016 due to the net of the following:

•
Interest income on finance receivables held for sale decreased $61 million primarily due to (i) personal loans sold in the Lendmark Sale in May 2016, and (ii) the real estate loans in finance receivables held for sale during 2016 period, which were sold in the fourth quarter of 2016.

•	Finance charges decreased $48 million primarily due to the net of the following:

•
Average net receivables held for investment decreased primarily due to (i) the SpringCastle Interests Sale and (ii) our liquidating real estate loan portfolio, including transfers of $307 million of real estate loans to finance receivables held for sale during 2016. This decrease was partially offset by the continued growth in our personal loan portfolio.

•
Yield on finance receivables held for investment increased primarily due to our liquidating real estate portfolio and the sale of our SpringCastle portfolio in 2016 which have lower yields than our personal loan portfolio. This increase was partially offset by the continued shift of the personal loan portfolio towards higher credit quality loans with higher balances which tend to have loans with lower yields.

Interest expense decreased $39 million in 2017 when compared to 2016 due to the net of the following:

•
Average debt decreased primarily due to debt elimination associated with the SpringCastle Interests Sale and net debt issuance and repayment activity in 2017. This decrease was partially offset by net debt issuances during the past 12 months relating to SFC’s offerings of the 6.125% SFC Notes in May of 2017 and our securitization transactions. See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt decreased primarily due to the (i) repurchase of $600 million of unsecured notes, which had a higher interest rate relative to our other indebtedness, and (ii) the issuance of securitizations at a lower interest rate relative to our other indebtedness. This decrease was partially offset by (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the debt elimination associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness.

•
Interest expense on note payable to affiliate of $7 million resulting from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015 and which was paid off in 2016. See Note 11 of the Notes to Consolidated Financial Statements included in this report for further information on this note.

Provision for finance receivable losses decreased $5 million in 2017 when compared to 2016 primarily due to (i) the alignment of pricing and credit strategies, which have driven originations toward higher quality customers who tend to have lower delinquencies and provision and (ii) the absence of net charge-offs on the previously owned SpringCastle Portfolio. This decrease was partially offset by (i) the growth in our personal loan portfolio and (ii) the estimated impacts of hurricanes Harvey, Irma and Maria. Based on information currently available, we estimate the impact to net charge-offs attributable to these hurricanes to be $8 million and have increased our provision for finance receivable losses accordingly.

Net gain on sale of SpringCastle interests of $167 million in 2016 reflected the net gain associated with the sale of our equity interests in the SpringCastle Joint Venture on March 31, 2016.

Other revenues remained flat in 2017 when compared to 2016. Comparable year activity within other revenues included a $41 million increase in interest income on notes receivable from parent and affiliates in the 2017 period, as discussed in Note 11 of the Notes to Consolidated Financial Statements of this report. This increase was largely offset by a decrease in insurance revenues of $20 million during 2017 primarily due to lower volume of loans with insurance products sold and a decrease in runoff business and $18 million net gain on sales of personal and real estate loans in the 2016 period.

Other expenses decreased $79 million in 2017 when compared to 2016 due to the following:

•	Salaries and benefits decreased $40 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $40 million primarily due to lower allocated expenses to SFC resulting from efficiencies gained from our continued integration efforts, which resulted in a greater absorption of corporate expenses by other OMH subsidiaries.

•	Insurance policy benefits and claims increased $1 million primarily due to unfavorable variances in credit claim and benefit reserves.

Income taxes totaled $99 million for 2017 compared to $113 million for 2016. The effective tax rate for 2017 was 51.2% compared to 32.8% for 2016. The effective tax rate for 2017 differed from the federal statutory rate primarily due to the recognition of the impact of the Tax Act and effects of state income taxes. As a result of the Tax Act we recognized a $23 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. The effective tax rate for 2016 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio and effects of state income taxes. See Note 18 of the Notes to Consolidated Financial Statements included in this report for further information on the effective tax rates.

Comparison of Consolidated Results for 2016 and 2015

Interest income decreased $307 million in 2016 when compared to 2015 due to the net of the following:

•	Finance charges decreased $321 million primarily due to the following:

•
Average net receivables held for investment decreased primarily due to (i) the SpringCastle Interests Sale, (ii) the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, and (iii) our liquidating real estate loan portfolio, including the transfers of $257 million and $50 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively. This decrease was partially offset by the continued growth of our personal loan portfolio (primarily of our secured personal loans).

•	Yield on finance receivables held for investment decreased primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

•
Interest income on finance receivables held for sale increased $14 million primarily due to (i) the transfer of $608 million of our personal loans to held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016, and (ii) the transfers of $307 million of real estate loans to finance receivables held for sale during 2016, which were sold in the August 2016 Real Estate Loan Sale and December 2016 Real Estate Loan Sale.

Interest expense decreased $111 million in 2016 when compared to 2015 due to the net of the following:

•
Average debt decreased primarily due to (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net debt repurchases and repayments during 2016 relating to our consumer securitization transactions and conduit facilities. This decrease was partially offset by net unsecured debt issued during 2016. See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in this report for further information on our long-term debt, consumer loan securitization transactions, and our conduit facilities.

•
Weighted average interest rate on our debt increased primarily due to (i) SFC’s offering of the 8.25% SFC Notes in April of 2016, as defined in “Liquidity and Capital Resources” included in this report and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness. The increase was partially offset by the repurchase of $600 million unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes.

•
Interest expense on note payable to affiliate of $7 million resulting from a revolving demand note agreement between SFC and OMFH, entered into on December 1, 2015. See Note 11 of the Notes to Consolidated Financial Statements included in this report for further information on this note.

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

Net gain on sale of SpringCastle interests of $167 million in 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016. See Note 2 of the Notes to Consolidated Financial Statements included in this report for further information on the sale.

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

Income taxes totaled $113 million for 2016 compared to $18 million for 2015. The effective tax rate for 2016 was 32.8% compared to 11.1% for 2015. The effective tax rate for 2016 and 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in the previously owned SpringCastle Portfolio, partially offset by the effect of state income taxes. On March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio. See Note 18 of the Notes to Consolidated Financial Statements included in this report for further information on the effective rates.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes net gain (loss) on sales of personal and real estate loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from repurchases and repayments of debt, debt refinance costs, net loss on liquidation of our United Kingdom subsidiary, and income attributable to non-controlling interests. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance. Adjusted pretax income (loss) is a non-GAAP financial measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income taxes attributable to SFC on a Segment Accounting Basis to adjusted pretax income (loss) attributable to SFC (non-GAAP) by segment were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$26	$56	$260
Adjustments:
Net gain on sale of personal loans	—	(22)	—
Net loss on repurchases and repayments of debt	17	8	—
Debt refinance costs	—	4	—
Adjusted pretax income (non-GAAP)	$43	$46	$260

Acquisitions and Servicing
Income (loss) before income taxes - Segment Accounting Basis	$(2)	$219	$244
Adjustments:
Net gain on sale of SpringCastle interests	—	(167)	—
SpringCastle transaction costs	—	1	—
Income attributable to non-controlling interests	—	(28)	(127)
Adjusted pretax income (loss) (non-GAAP)	$(2)	$25	$117

Other
Income (loss) before income taxes - Segment Accounting Basis	$240	$143	$(195)
Adjustments:
Net loss on sale of real estate loans	—	12	—
Net loss on liquidation of United Kingdom subsidiary	—	6	—
Net loss on repurchases and repayments of debt	—	1	—
Debt refinance costs	—	1	—
Adjusted pretax income (loss) (non-GAAP)	$240	$163	$(195)

Segment Results

See Note 22 of the Notes to Consolidated Financial Statements included in this report for (i) a description of our segments, (ii) reconciliations of segment totals to consolidated financial statement amounts, (iii) methodologies used to allocate revenues and expenses to each segment, and (iv) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2017	2016	2015

Interest income	$1,213	$1,192	$1,115
Interest expense	439	402	190
Provision for finance receivable losses	316	305	255
Net interest income after provision for finance receivable losses	458	485	670
Other revenues	186	205	212
Other expenses	601	644	622
Adjusted pretax income (non-GAAP)	$43	$46	$260

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$5,308	$4,794	$4,286
Number of accounts	919,697	926,308	887,523
Finance receivables held for sale:
Net finance receivables	$—	$—	$617
Number of accounts	—	—	145,736
Finance receivables held for investment and held for sale: (b)
Average net receivables	$4,958	$4,790	$4,250
Yield	24.46%	24.91%	26.23%
Gross charge-off ratio	7.00%	7.07%	5.92%
Recovery ratio	(1.23)%	(0.95)%	(0.86)%
Net charge-off ratio	5.77%	6.12%	5.06%
30-89 Delinquency ratio	2.46%	2.26%	2.53%
Origination volume	$4,152	$3,793	$4,434
Number of accounts originated	590,570	627,561	818,758

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale for the 2016 and 2015 periods in connection with the Lendmark Sale.

Comparison of Adjusted Pretax Income for 2017 and 2016

Interest income increased $21 million in 2017 when compared to 2016 due to the net of the following:

•
Interest income on finance receivables held for sale decreased $56 million in 2017 due to the transfer of our personal loans to finance receivables held for sale in the 2015 period that were sold in the Lendmark Sale in May of 2016.

•	Finance charges increased $77 million primarily due to the net of the following:

•	Average net receivables held for investment increased primarily due to the continued growth in our personal loan portfolio.

•	Yield on finance receivables held for investment decreased primarily due to the continued shift of the portfolio towards higher quality customers with higher average balances which have lower yields.

Interest expense increased $37 million in 2017 when compared to 2016 primarily due to an increase in the utilization of financing from unsecured notes which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $11 million in 2017 when compared to 2016 primarily due to (i) the growth in our personal loan portfolio and (ii) the estimated impacts of hurricanes Harvey and Irma. Based on information currently available, we estimate the impact to net charge-offs attributable to these hurricanes to be $3 million and have increased our provision for finance receivable losses accordingly.

Other expenses decreased $43 million in 2017 when compared to 2016 due to the net of the following:

•	Salaries and benefits decreased $25 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•	Other operating expenses decreased $19 million primarily due to lower allocated expenses to SFC resulting from efficiencies gained from our continued integration efforts, which resulted in a greater absorption of corporate expenses by other OMH subsidiaries.

•	Insurance policy benefits and claims increased $1 million primarily due to unfavorable variances in credit claim and benefit reserves.

Comparison of Adjusted Pretax Income for 2016 and 2015

Interest income increased $77 million in 2016 when compared to 2015 due to the following:

•	Finance charges increased $64 million primarily due to the net of the following:

•	Average net receivables increased primarily due to the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015.

•	Yield decreased primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

•
Interest income on finance receivables held for sale of $56 million and $43 million in 2016 and 2015, respectively, resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015 and sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $212 million in 2016 when compared to 2015 primarily due to a change in the methodology of allocating interest expense. See Note 22 of the Notes to Consolidated Financial Statements included in this report for the allocation methodologies.

Provision for finance receivable losses increased $50 million in 2016 when compared to 2015 primarily due to higher net charge-offs on our personal loans reflecting growth during 2016.

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

ACQUISITIONS AND SERVICING

Adjusted pretax income (loss) attributable to SFC and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2017	2016	2015

Interest income	$—	$102	$455
Interest expense	—	20	87
Provision for finance receivable losses	—	14	68
Net interest income after provision for finance receivable losses	—	68	300
Other revenues	—	—	5
Other expenses	2	15	61
Adjusted pretax income (loss) (non-GAAP)	(2)	53	244
Pretax income attributable to non-controlling interests	—	28	127
Adjusted pretax income (loss) attributable to SFC (non-GAAP)	$(2)	$25	$117

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$—	$—	$1,703
Number of accounts	—	—	232,383
Average net receivables	$—	$414	$1,887
Yield	—%	24.19%	24.14%
Net charge-off ratio	—%	3.48%	3.49%
30-89 Delinquency ratio	—%	—%	4.40%

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

On March 31, 2016, we sold our equity interest in the SpringCastle Joint Venture, the primary component of our Acquisitions and Servicing segment.

OTHER

“Other” consist of our non-originating legacy operations, which include (i) our liquidating real estate loan portfolio as discussed below and (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation).

Beginning in 2017, management no longer views or manages our real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.” To conform to this new alignment of our segments, we have revised our prior period segment disclosures.

Adjusted pretax income (loss) of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Interest income	$23	$51	$76
Interest expense (a)	21	52	268
Provision for finance receivable losses (b)	7	6	(1)
Net interest income (loss) after provision for finance receivable losses	(5)	(7)	(191)
Other revenues (c)	256	198	46
Other expenses (d)	11	28	50
Adjusted pretax income (loss) (non-GAAP)	$240	$163	$(195)

(a)
Interest expense for 2016 when compared to 2015 reflected a change in the methodology of allocating interest expense. See Note 22 of the Notes to Consolidated Financial Statements included in this report for the allocation methodologies table.

(b)	Provision for finance receivable losses includes a $5 million increase due to estimated net charge-offs attributable to the impact of hurricanes Harvey and Maria.

(c)
Other revenues reported in “Other” primarily includes interest income on the Cash Services Note (previously referred to as the “Independence Demand Note”) and on SFC’s note receivable from SFI. See Note 11 of the Notes to Consolidated Financial Statements included in this report for further information on the notes receivable from parent and affiliates.

(d)	Other expenses for 2015 reflected non-cash incentive compensation relating to the rights of certain executives to receive a portion of the cash proceeds received by the Initial Stockholder.

Net finance receivables held for investment of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)
December 31,	2017	2016	2015

Net finance receivables:
Personal loans	$—	$11	$17
Real estate loans	136	153	565
Retail sales finance	6	12	24
Total	$142	$176	$606

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2017
Personal loans	$5,308	$—	$—	$5,308
Real estate loans	—	136	(8)	128
Retail sales finance	—	6	—	6
Total	$5,308	$142	$(8)	$5,442

December 31, 2016
Personal loans	$4,794	$11	$(1)	$4,804
Real estate loans	—	153	(9)	144
Retail sales finance	—	12	(1)	11
Total	$4,794	$176	$(11)	$4,959

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At December 31, 2017, 57% of our personal loans were secured by titled collateral, compared to 58% at December 31, 2016.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

December 31, 2017 *
FICO scores
660 or higher	$1,233	$42	$3	$1,278
620-659	1,397	21	1	1,419
619 or below	2,678	65	2	2,745
Total	$5,308	$128	$6	$5,442

December 31, 2016
FICO scores
660 or higher	$888	$41	$5	$934
620-659	1,079	23	2	1,104
619 or below	2,814	77	4	2,895
Unavailable	23	3	—	26
Total	$4,804	$144	$11	$4,959

*
The shift in FICO distribution includes the alignment in FICO versions across OMH. Effective March 31, 2017, the legacy Springleaf FICO scores were refreshed to FICO 08 version, which is comparable with the legacy OneMain FICO version.

DELINQUENCY

We consider the delinquency status of our finance receivables as the primary indicator of credit quality. We monitor delinquency trends to evaluate the risk of future credit losses and employ advanced analytical tools to manage our exposure and appetite. Our branch team members work with customers through occasional periods of financial difficulty and offer a variety of borrower assistance programs to help customers continue to make payments. Team members also actively engage in collection activities throughout the early stages of delinquency. We closely track and report the percentage of receivables that are contractually 30-89 days past due as a benchmark of portfolio quality, collections effectiveness, and as a strong indicator of losses in coming quarters.

When finance receivables are contractually 60 days past due, we consider them delinquent and transfer collections management of these accounts to our centralized operations, as these accounts are considered to be at increased risk for loss. Use of our centralized operations teams for managing late stage delinquency allows us to apply more advanced collections technologies/tools and drives operating efficiencies in servicing. At 90 days past due, we consider our finance receivables to be nonperforming.

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2017
Current	$5,064	$109	$(6)	$5,167
30-59 days past due	75	9	(1)	83
Delinquent (60-89 days past due)	54	4	—	58
Performing	5,193	122	(7)	5,308

Nonperforming (90+ days past due)	115	20	(1)	134
Total net finance receivables	$5,308	$142	$(8)	$5,442

Delinquency ratio
30-89 days past due	2.46%	8.60%	*	2.61%
30+ days past due	4.61%	22.75%	*	5.06%
60+ days past due	3.20%	16.66%	*	3.54%
90+ days past due	2.16%	14.15%	*	2.46%

December 31, 2016
Current	$4,570	$131	$(9)	$4,692
30-59 days past due	64	10	(1)	73
Delinquent (60-89 days past due)	45	4	—	49
Performing	4,679	145	(10)	4,814

Nonperforming (90+ days past due)	115	31	(1)	145
Total net finance receivables	$4,794	$176	$(11)	$4,959

Delinquency ratio
30-89 days past due	2.26%	8.32%	*	2.47%
30+ days past due	4.67%	25.88%	*	5.38%
60+ days past due	3.33%	20.16%	*	3.90%
90+ days past due	2.40%	17.56%	*	2.91%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover estimated incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the credit quality of the finance receivable portfolios and changes in economic conditions.

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Year Ended December 31, 2017
Balance at beginning of period	$185	$—	$31	$(12)	$204
Provision for finance receivable losses	316	—	7	1	324
Charge-offs	(347)	—	(7)	1	(353)
Recoveries	61	—	4	—	65
Balance at end of period	$215	$—	$35	$(10)	$240

Allowance ratio	4.07%	—%	24.28%	(a)	4.41%

Year Ended December 31, 2016
Balance at beginning of period	$174	$4	$70	$(24)	$224
Provision for finance receivable losses	305	14	6	4	329
Charge-offs	(338)	(17)	(18)	4	(369)
Recoveries	44	3	8	(1)	54
Other (b)	—	(4)	(35)	5	(34)
Balance at end of period	$185	$—	$31	$(12)	$204

Allowance ratio	3.87%	—%	17.51%	(a)	4.12%

Year Ended December 31, 2015
Balance at beginning of period	$132	$3	$91	$(46)	$180
Provision for finance receivable losses	255	68	(1)	17	339
Charge-offs	(248)	(79)	(28)	6	(349)
Recoveries	36	12	8	(1)	55
Other (c)	(1)	—	—	—	(1)
Balance at end of period	$174	$4	$70	$(24)	$224

Allowance ratio	4.05%	0.25%	11.57%	(a)	3.42%

(a)	Not applicable.

(b)	Other consists of:

•     the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 of the Notes to Consolidated Financial Statements included in this report for more information about the sale; and

•     the elimination of allowance for finance receivable losses due to the transfers of real estate loans held for investment to finance receivable held for sale during 2016.

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

In aggregate, our Consumer and Insurance allowance for finance receivable losses increased by $30 million during 2017, inclusive of $3 million related to estimates of impacts to charge-offs resulting from hurricanes Harvey and Irma.

See Notes 4 and 6 of the Notes to Consolidated Financial Statements included in this report for more information about changes in the allowance for finance receivable losses.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2017
TDR net finance receivables	$111	$74	$(25)	$160
Allowance for TDR finance receivable losses	44	26	(14)	56

December 31, 2016
TDR net finance receivables	$47	$71	$(27)	$91
Allowance for TDR finance receivable losses	20	23	(12)	31

Upon the completion of our branch integration in the first quarter of 2017, we continued the alignment and enhancement of our collection processes, which in the second quarter of 2017 resulted in an increase in the loans now classified as TDRs and accordingly, we reclassified the associated allowance for finance receivable losses. The allowance for non-TDR finance receivable losses continues to reflect our historical loss coverage.

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

SFC Issuance of 5.625% Senior Notes Due 2023

On December 8, 2017, SFC issued $875 million aggregate principal amount of the 5.625% SFC Notes under the SFC Fourth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 5.625% SFC Notes on an unsecured basis. SFC used a portion of the net proceeds from the sale of the 5.625% SFC Notes to repay at maturity approximately $557 million aggregate principal amount of SFC’s existing 6.90% Medium-Term Notes and for general corporate purposes. See Note 12 of the Notes to Consolidated Financial Statements included in this report for further information on the issuance.

SFC Issuance of 6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of the 6.125% SFC Notes under the SFC Third Supplemental Indenture, pursuant to which OMH provided a guarantee of the 6.125% SFC Notes on an unsecured basis. On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of the Additional SFC Notes in an add-on offering. SFC used a portion of the net proceeds from the sale of the Additional SFC Notes to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC used the remaining net proceeds from the sale of the 6.125% SFC Notes for general corporate purposes. See Note 12 of the Notes to Consolidated Financial Statements included in this report for further information on the issuance.

Securitizations and Borrowings from Revolving Conduit Facilities

During 2017, we (i) completed one consumer loan securitization and one auto securitization, and (ii) exercised our right to redeem the 2014-A Notes. At December 31, 2017, we had $3.4 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

We are also party to various transaction agreements entered into on (i) September 6, 2017, in connection with the closing of the OneMain Financial Issuance Trust 2017-1 (“OMFIT 2017-1”) revolving pool consumer loan securitization and (ii) December 11, 2017, in connection with the closing of the OneMain Direct Auto Receivables Trust 2017-2 (“ODART 2017-2”) revolving pool direct auto loan securitization. The terms of each of the OMFIT 2017-1 and ODART 2017-2 securitization transaction agreements permit us to sell, upon customary terms and conditions, including indemnification and repurchase provisions for breaches of representations and warranties, eligible consumer loans during the revolving period of the OMFIT 2017-1 and ODART 2017-2 securitization. At December 31, 2017, we have not sold any consumer loans pursuant to the OMFIT 2017-1 securitization or direct auto loans pursuant to the ODART 2017-2 securitization.

During 2017, we (i) terminated five revolving conduit agreements and (ii) entered into three new conduit facilities. At December 31, 2017, we had access to five conduit facilities with a total borrowing capacity of $2.2 billion. At December 31, 2017, no amounts were drawn under these facilities.

See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Subsequent to December 31, 2017, we have drawn a net amount of $365 million under our various revolving conduit facilities.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At December 31, 2017, we had $244 million of cash and cash equivalents, which included $62 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes. During 2017, we generated net income of $94 million. Our net cash outflow from operating and investing activities totaled $955 million in 2017. At December 31, 2017, our scheduled principal and interest payments for 2018 on our existing debt (excluding securitizations) totaled $324 million. As of December 31, 2017, we had $2.0 billion UPB of unencumbered personal loans and $328 million UPB of unencumbered real estate loans (including $193 million held for sale).

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $438 million for 2017 reflected net income of $94 million, the impact of non-cash items, and an unfavorable change in working capital of $70 million. Net cash provided by operations of $475 million for 2016 reflected a net income of $233 million, the impact of non-cash items, and a favorable change in working capital of $17 million. Net cash provided by operations of $608 million for 2015 reflected a net income of $141 million, the impact of non-cash items, and a favorable change in working capital of $72 million.

Investing Activities

Net cash used for investing activities of $1.4 billion for 2017 was primarily due to net cash advances on intercompany notes receivable and net principal originations of finance receivables held for investment and held for sale. Net cash provided by investing activities of $451 million for 2016 was primarily due to the SpringCastle Interests Sale, the Lendmark Sale, the August 2016 Real Estate Loan Sale, and the December 2016 Real Estate Loan Sale, partially offset by net principal collections and originations of finance receivables held for investment and held for sale. Net cash used for investing activities of $2.0 billion for 2015 was primarily due to the OneMain Acquisition.

Financing Activities

Net cash provided by financing activities of $901 million for 2017 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.125% SFC Notes in May of 2017 and the 5.625% SFC Notes in December of 2017; offset primarily by the repayment at maturity of existing 6.90% Medium-Term Notes and the repurchase of existing 6.90% Medium-Term Notes. Net cash used for financing activities of $1.1 billion for 2016 was primarily due to net repayments of long-term debt. Net cash provided by financing activities of $992 million for 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 14 of the Notes to Consolidated Financial Statements included in this report for further information on these restrictions and the dividends paid by our insurance subsidiaries during 2015 through 2017.

OUR DEBT AGREEMENTS

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 12 of the Notes to Consolidated Financial Statements included in this report for further information on the restrictive covenants under SFC’s debt agreements, as well as the guarantees of SFC’s long-term debt.

Contractual Obligations

At December 31, 2017, our material contractual obligations were as follows:

(dollars in millions)	2018	2019-2020	2021-2022	2023+	Securitizations	Total

Principal maturities on long-term debt:
Securitization debt (a)	$—	$—	$—	$—	$3,052	$3,052
Medium-term notes	—	2,000	1,650	1,175	—	4,825
Junior subordinated debt	—	—	—	350	—	350
Total principal maturities	—	2,000	1,650	1,525	3,052	8,227
Interest payments on debt (b)	324	624	314	580	208	2,050
Operating leases (c)	16	20	7	—	—	43
Total	$340	$2,644	$1,971	$2,105	$3,260	$10,320

(a)
On-balance sheet securitizations and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments. At December 31, 2017, there were no amounts drawn under our revolving conduit facilities.

(b)	Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2017.

(c)	Operating leases include annual rental commitments for leased office space, automobiles, and information technology and related equipment.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated variable interest entities at December 31, 2017 or 2016, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of December 31, 2017, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolios. In our roll rate-based model, our finance receivable types are stratified by contractual delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

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

TDR FINANCE RECEIVABLES

When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. When we modify an account we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, capitalize or forgive past due interest or forgive principal. Account modifications that are deemed to be a TDR finance receivable are measured for impairment in accordance with the authoritative guidance for the accounting for impaired loans.

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

Recent Accounting Pronouncements

See Note 4 of the Notes to Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The fair values of certain of our assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities. In aggregate, the estimated impact of an immediate and sustained 100 bp increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position.

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2017		2016
(dollars in millions)	+100 bp	-100 bp	+100 bp	-100 bp

Assets
Net finance receivables, less allowance for finance receivable losses	$(75)	$78	$(70)	$72
Finance receivables held for sale	(10)	12	(11)	13
Fixed-maturity investment securities	(22)	26	(30)	30

Liabilities
Long-term debt	$(243)	$224	$(166)	$150

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

Item 8. Financial Statements and Supplementary Data.

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Springleaf Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Springleaf Finance Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 21, 2018

We have served as the Company's auditor since 2002.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2017	2016

Assets
Cash and cash equivalents	$244	$240
Investment securities	536	582
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $3.3 billion in 2017 and $2.9 billion in 2016)	5,308	4,804
Real estate loans	128	144
Retail sales finance	6	11
Net finance receivables	5,442	4,959
Unearned insurance premium and claim reserves	(108)	(212)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $141 million in 2017 and $94 million in 2016)	(240)	(204)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	5,094	4,543
Finance receivables held for sale	132	153
Notes receivable from parent and affiliates	4,488	3,723
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $158 million in 2017 and $211 million in 2016)	169	227
Other assets	161	251

Total assets	$10,824	$9,719

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $3.0 billion in 2017 and $2.7 billion in 2016)	$7,865	$6,837
Insurance claims and policyholder liabilities	261	248
Deferred and accrued taxes	78	106
Other liabilities (includes other liabilities of consolidated VIEs of $5 million in 2017 and 2016)	214	185
Total liabilities	8,418	7,376
Commitments and contingent liabilities (Note 19)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at December 31, 2017 and 2016	5	5
Additional paid-in capital	799	799
Accumulated other comprehensive income (loss)	—	(7)
Retained earnings	1,602	1,546
Total shareholder’s equity	2,406	2,343

Total liabilities and shareholder’s equity	$10,824	$9,719

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Interest income:
Finance charges	$1,228	$1,276	$1,597
Finance receivables held for sale originated as held for investment	13	74	60
Total interest income	1,241	1,350	1,657

Interest expense	517	556	667

Net interest income	724	794	990

Provision for finance receivable losses	324	329	339

Net interest income after provision for finance receivable losses	400	465	651

Other revenues:
Insurance	140	160	158
Investment	28	31	49
Interest income on notes receivable from parent and affiliates	255	214	42
Net loss on repurchases and repayments of debt	(28)	(17)	—
Net gain on sale of SpringCastle interests	—	167	—
Net gain on sales of personal and real estate loans and related trust assets	—	18	—
Other	12	1	(6)
Total other revenues	407	574	243

Other expenses:
Operating expenses:
Salaries and benefits	307	347	364
Other operating expenses	251	291	299
Insurance policy benefits and claims	56	55	72
Total other expenses	614	693	735

Income before income tax expense	193	346	159

Income tax expense	99	113	18

Net income	94	233	141

Net income attributable to non-controlling interests	—	28	127

Net income attributable to Springleaf Finance Corporation	$94	$205	$14

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Net income	$94	$233	$141

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	13	17	(17)
Retirement plan liabilities adjustments	4	22	(9)
Income tax effect:
Net unrealized (gains) losses on non-credit impaired available-for-sale securities	(5)	(6)	5
Retirement plan liabilities adjustments	(1)	(7)	3
Other comprehensive income (loss), net of tax, before reclassification adjustments	11	26	(18)
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(7)	(8)	(14)
Net realized gain on foreign currency translation adjustments	—	(4)	—
Income tax effect:
Net realized gains on available-for-sale securities	3	3	5
Reclassification adjustments included in net income, net of tax	(4)	(9)	(9)
Other comprehensive income (loss), net of tax	7	17	(27)

Comprehensive income	101	250	114

Comprehensive income attributable to non-controlling interests	—	28	127

Comprehensive income (loss) attributable to Springleaf Finance Corporation	$101	$222	$(13)

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholder’s Equity

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Finance Corporation Shareholder’s Equity	Non-controlling Interests	Total Shareholder’s Equity

Balance, January 1, 2017	$5	$799	$(7)	$1,546	$2,343	$—	$2,343
Other comprehensive income	—	—	7	—	7	—	7
Dividend of SFMC to SFI	—	—	—	(38)	(38)	—	(38)
Net income	—	—	—	94	94	—	94
Balance, December 31, 2017	$5	$799	$—	$1,602	$2,406	$—	$2,406

Balance, January 1, 2016	$5	$789	$(24)	$1,341	$2,111	$(79)	$2,032
Capital contributions from parent	—	10	—	—	10	—	10
Share-based compensation expense, net of forfeitures	—	1	—	—	1	—	1
Withholding tax on share-based compensation	—	(1)	—	—	(1)	—	(1)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	17	—	17	—	17
Net income	—	—	—	205	205	28	233
Balance, December 31, 2016	$5	$799	$(7)	$1,546	$2,343	$—	$2,343

Balance, January 1, 2015	$5	$771	$3	$1,327	$2,106	$(129)	$1,977
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	2	—	—	2	—	2
Excess tax benefit from share-based compensation	—	1	—	—	1	—	1
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(77)	(77)
Other comprehensive loss	—	—	(27)	—	(27)	—	(27)
Net income	—	—	—	14	14	127	141
Balance, December 31, 2015	$5	$789	$(24)	$1,341	$2,111	$(79)	$2,032

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Cash flows from operating activities
Net income	$94	$233	$141
Reconciling adjustments:
Provision for finance receivable losses	324	329	339
Depreciation and amortization	143	144	92
Deferred income tax benefit	(82)	(83)	(50)
Non-cash incentive compensation from Initial Stockholder	—	—	15
Net gain on liquidation of United Kingdom subsidiary	—	(4)	—
Net gain on sales of personal and real estate loans and related trust assets	—	(18)	—
Net loss on repurchases and repayments of debt	28	17	—
Share-based compensation expense, net of forfeitures	—	1	2
Net gain on sale of SpringCastle interests	—	(167)	—
Other	1	6	(3)
Cash flows due to changes in:
Other assets and other liabilities	107	(37)	(48)
Insurance claims and policyholder liabilities	(92)	(19)	34
Taxes receivable and payable	13	56	111
Accrued interest and finance charges	(95)	14	(23)
Other, net	(3)	3	(2)
Net cash provided by operating activities	438	475	608

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(783)	(557)	(799)
Proceeds on sales of finance receivables held for sale originated as held for investment	—	930	78
Proceeds from sale of SpringCastle interests, net of restricted cash released	—	26	—
Cash advances on intercompany notes receivable	(1,837)	(1,042)	(3,720)
Proceeds from repayments of principal and assignment of intercompany notes receivable	1,154	1,023	189
Available-for-sale securities purchased	(245)	(353)	(476)
Trading and other securities purchased	—	(10)	(1,474)
Available-for-sale securities called, sold, and matured	301	380	470
Trading and other securities called, sold, and matured	1	20	3,779
Proceeds from sale of real estate owned	4	8	14
Other, net	12	26	(12)
Net cash provided by (used for) investing activities	(1,393)	451	(1,951)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,456	3,854	3,028
Proceeds from intercompany note payable	—	670	—
Repayments of long-term debt	(2,544)	(4,920)	(1,960)
Distributions to joint venture partners	—	(18)	(77)
Payments on note payable to affiliate	—	(670)	—
Excess tax benefit from share-based compensation	—	—	1
Withholding tax on vested RSUs and PRSUs	(1)	(1)	—
Cash dividend of SFMC	(10)	—	—
Capital contributions from parent	—	10	—
Net cash provided by (used for) financing activities	901	(1,075)	992

Consolidated Statements of Cash Flows (Continued)

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(54)	(149)	(351)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	467	616	967
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$413	$467	$616

Supplemental cash flow information
Cash and cash equivalents	$244	$240	$321
Restricted cash and restricted cash equivalents	169	227	295
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$413	$467	$616

Interest paid	$(436)	$(451)	$(511)
Income taxes received (paid)	(71)	(140)	45

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$1,945	$617
Increase in finance receivables held for investment financed with intercompany payable	—	89	—
Transfer of finance receivables to real estate owned	9	8	11
Non-cash dividend of SFMC	(28)	—	—

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

1. Nature of Operations

Springleaf Finance Corporation is referred to in this report as SFC or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our” is a wholly owned subsidiary of SFI. SFI is a wholly owned subsidiary of OMH.

At December 31, 2017, the Initial Stockholder owned approximately 44% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress.

On December 27, 2017, SoftBank acquired Fortress and Fortress now operates within SoftBank as an independent business headquartered in New York.

See Note 24 regarding a definitive agreement entered into on January 3, 2018, among OMH, an investor group led by funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”) and Värde Partners, Inc. (“Värde” and together with Apollo, collectively, the “Apollo-Värde Group”) and the Initial Stockholder.

2. Significant Transactions

OMH’S ACQUISITION OF ONEMAIN FINANCIAL HOLDINGS, LLC

On November 15, 2015, OMH, through its wholly owned subsidiary, Independence, completed its acquisition of OMFH from Citigroup for approximately $4.5 billion in cash (the “OneMain Acquisition”). As a result of the OneMain Acquisition, OMFH became a wholly owned, indirect subsidiary of OMH. OMFH is not a subsidiary of SFC and SFC is not a subsidiary of OMFH.

In connection with the closing of the OneMain Acquisition, on November 13, 2015, OMH and certain subsidiaries of SFC entered into an Asset Preservation Stipulation and Order and agreed to a Proposed Final Judgment (collectively, the “Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”), as well as the state attorneys general for Colorado, Idaho, Pennsylvania, Texas, Virginia, Washington and West Virginia. The Settlement Agreement resolved the inquiries of the DOJ and such attorneys general with respect to the OneMain Acquisition and allowed OMH to proceed with the closing. Pursuant to the Settlement Agreement, OMH agreed to divest 127 branches of SFC subsidiaries across 11 states as a condition for approval of the OneMain Acquisition. The Settlement Agreement required certain of OMH’s subsidiaries (the “Branch Sellers”) to operate these 127 branches as an ongoing, economically viable and competitive business until sold to the divestiture purchaser. The court overseeing the settlement appointed a third-party monitor to oversee management of the divestiture branches and ensure the Company’s compliance with the terms of the Settlement Agreement. The sale contemplated under the terms of the Settlement Agreement was consummated through the Lendmark Sale described below.

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

Notes to Consolidated Financial Statements, Continued

On May 2, 2016, we completed the Lendmark Sale for an aggregate cash purchase price of $624 million. Such sale was effective as of April 30, 2016, and included the sale to Lendmark of personal loans with an unpaid principal balance (“UPB”) as of March 31, 2016 of $600 million. OMH entered into a transition services agreement with Lendmark dated as of May 2, 2016 (the “Transition Services Agreement”), and OMH’s and our activities remained subject to the oversight of the Monitoring Trustee appointed by the court pursuant to the Settlement Agreement until the expiration of the Transition Services Agreement. The Transition Services Agreement expired on May 1, 2017.

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

Notes to Consolidated Financial Statements, Continued

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

SFC’s MEDIUM-TERM NOTE ISSUANCES

8.25% Senior Notes Due 2020

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 (the “8.25% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a First Supplemental Indenture, dated as of December 3, 2014 (the “SFC First Supplemental Indenture”) and a Second Supplemental Indenture, dated as of April 11, 2016 (the “SFC Second Supplemental Indenture”), pursuant to which OMH provided a guarantee of the notes on an unsecured basis.

6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of 6.125% Senior Notes due 2022 (the “2022 SFC Notes”) under the SFC Base Indenture, as supplemented by a Third Supplemental Indenture, dated as of May 15, 2017 (the “SFC Third Supplemental Indenture”), pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis.

On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of additional 2022 SFC Notes (the “Additional SFC Notes”) in an add-on offering. The initial 2022 SFC Notes and the Additional SFC Notes (collectively, the “6.125% SFC Notes”), are treated as a single class of debt securities and have the same terms, other than the issue date and the issue price.

5.625% Senior Notes Due 2023

On December 8, 2017, SFC issued $875 million aggregate principal amount of 5.625% Senior Notes due 2023 (the ‘‘5.625% SFC Notes’’) under the SFC Base Indenture, as supplemented by a Fourth Supplemental Indenture dated as of December 8, 2017 (the “SFC Fourth Supplemental Indenture” and, collectively with the SFC Base Indenture, the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, and the SFC Third Supplemental Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the 5.625% SFC Notes on an unsecured basis.

See Note 12 for further information regarding our debt issuances.

Notes to Consolidated Financial Statements, Continued

3. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using GAAP. The statements include the accounts of SFC, its subsidiaries (all of which are wholly owned, except for certain subsidiaries associated with a joint venture in which we owned a 47% equity interest prior to March 31, 2016), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2017 presentation, we reclassified certain items in prior periods of our consolidated financial statements. Also, to conform to the new alignment of our segments, as further discussed in Note 22, we have revised our prior period segment disclosures.

ACCOUNTING POLICIES

Operating Segments

Our segments coincide with how our businesses are managed. At December 31, 2017, our two segments include:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include: (i) our liquidating real estate portfolio; (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of the United Kingdom subsidiary, prior to its liquidation on August 16, 2016.

Beginning in 2017, management no longer views or manages our real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.” To conform to this new alignment of our segments, we have revised our prior period segment disclosures.

Finance Receivables

Generally, we classify finance receivables as held for investment based on management’s intent at the time of origination. We determine classification on a loan-by-loan basis. We classify finance receivables as held for investment due to our ability and intent to hold them until their contractual maturities. We carry finance receivables at amortized cost which includes accrued finance charges, net unamortized deferred origination costs and unamortized points and fees, unamortized net premiums and discounts on purchased finance receivables, and unamortized finance charges on precomputed receivables.

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

Notes to Consolidated Financial Statements, Continued

We stop accruing finance charges when four contractual payments become past due for personal loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail accounts. For finance receivables serviced externally, including real estate loans, we stop accruing finance charges when the third or fourth contractual payment becomes past due depending on the type of receivable and respective third party servicer. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

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

Purchased Credit Impaired Finance Receivables

As part of each of our acquisitions, we identify a population of finance receivables for which it is determined that it is probable that we will be unable to collect all contractually required payments. The population of accounts identified generally consists of those finance receivables that are (i) 60 days or more past due at acquisition, (ii) which had been classified as TDR finance receivables as of the acquisition date, (iii) may have been previously modified, or (iv) had other indications of credit deterioration as of the acquisition date.

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

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to a borrower’s financial difficulties that justify modification. When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, capitalize past due interest or forgive principal or interest. Additionally, as part of the modification, we may require trial payments. If the account is delinquent at the time of modification, the account is brought current for delinquency reporting. Account modifications that are deemed to be a TDR finance receivable are measured for impairment. Account modifications that are not classified as a TDR finance receivable are measured for impairment in accordance with our policy for allowance for finance receivable losses.

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

We base the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolios. In our roll rate-based model, our finance receivable types are stratified by contractual delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

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

Notes to Consolidated Financial Statements, Continued

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

We infrequently extend the charge-off period for individual personal and real estate loan accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies.

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

Notes to Consolidated Financial Statements, Continued

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

For intangible assets with a finite useful life, we review for impairment at least annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. The VOBA is the PVFP of purchased insurance contracts. The PVFP is dynamically amortized over the lifetime of the block of business and is subject to premium deficiency testing in accordance with Accounting Standards Codification (“ASC”) Topic 944, Financial Services — Insurance.

Notes to Consolidated Financial Statements, Continued

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

Notes to Consolidated Financial Statements, Continued

Income Taxes

We recognize income taxes using the asset and liability method. We establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards.

Realization of our gross deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated. When we assess our ability to realize deferred tax assets, we consider all available evidence and we record valuation allowances to reduce deferred tax assets to the amounts that management conclude are more-likely-than-not to be realized.

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

The Tax Act was enacted on December 22, 2017 and we must reflect the changes associated with its provisions in 2017. The law is complex and has extensive implications for our federal and state current and deferred taxes and income tax expense. We recorded and reported the effects of the Tax Act in our financial statements in 2017. For further information, see Note 18 of the Notes to Consolidated Financial Statements included in this report.

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

Notes to Consolidated Financial Statements, Continued

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

PRIOR PERIOD REVISIONS

During the second quarter of 2015, we discovered that we had not charged-off certain bankrupt accounts in our SpringCastle Portfolio and we identified an error in the calculation of the allowance for our TDR personal loans. As a result of these findings, we recorded an out-of-period adjustment in the second quarter of 2015 related to prior periods, which increased provision for finance receivable losses by $8 million and decreased provision for income taxes by $3 million. The adjustment was not material to our results of operations for 2015.

Notes to Consolidated Financial Statements, Continued

4. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that, when an investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method of accounting had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method of accounting. The amendment in this ASU became effective prospectively for the Company for fiscal periods beginning January 1, 2017. We have adopted this ASU as of January 1, 2017 and concluded that it does not have an impact on our consolidated financial statements.

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

Business Combinations

In January of 2017, the FASB issued ASU 2017-01, Business Combinations, to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The amendments in this ASU became effective for the Company for annual periods beginning January 1, 2018. We elected to early adopt this ASU as of April 1, 2017 on a prospective basis. We concluded that the adoption of this ASU does not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. Management has reviewed this update and other ASU’s that were subsequently issued to further clarify the implementation guidance outlined in ASU 2014-09. The Company will adopt this ASU effective January 1, 2018. The Company’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required. We concluded that substantially all of the Company’s revenues are generated from activities that are outside the scope of this ASU, and the adoption will not have a material impact on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be

Notes to Consolidated Financial Statements, Continued

measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this ASU become effective for fiscal periods beginning January 1, 2018 using a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) shall be applied prospectively to equity investments that exist as of the date of adoption of this update. We concluded the adoption of this ASU will not have a material impact on our consolidated financial statements.

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

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments in this ASU become effective for the Company for fiscal periods beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the process of importing all identified leases into a new leasing system that will allow us to better account for the leases in accordance with the new guidance. We are assessing new system updates to ensure both qualitative and quantitative data requirements will be met at the time of adoption. The Company’s leases primarily consist of leased office space, automobiles and information technology equipment. At December 31, 2017, the Company had $43 million of minimum lease commitments from these operating leases (refer to Note 19). We believe the adoption of this ASU will have a material effect on our consolidated financial statements, and we are in the process of quantifying the expected impact.

Allowance for Finance Receivables Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model will require earlier recognition of credit losses than the incurred loss approach.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We continue to make progress in developing an acceptable model to estimate the expected credit losses. After the model has been reviewed and validated in accordance with

Notes to Consolidated Financial Statements, Continued

our governance policies, the Company will provide further disclosure regarding the estimated impact on our allowance for finance receivables losses. In addition to the development of the model, we are assessing the additional disclosure requirements from this update. We believe the adoption of this ASU will have a material effect on our consolidated financial statements, and we are in the process of quantifying the expected impacts.

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

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present the service cost component separately from other components of net benefit cost on the income statement. The amendments in this ASU become effective for the Company for fiscal periods beginning January 1, 2018. We concluded the adoption of this ASU will not have a material impact on our consolidated financial statements.

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

We do not believe that any other accounting pronouncements issued during 2017, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

5. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At December 31, 2017, we had approximately 920,000 personal loans representing $5.3 billion of net finance receivables, compared to 928,000 personal loans totaling $4.8 billion at December 31, 2016.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. In 2012, we ceased originating real estate loans and the portfolio is in a liquidating status.

•
Retail sales finance —include retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction, are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant, are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. Our retail sales finance portfolio is in a liquidating status.

Notes to Consolidated Financial Statements, Continued

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

December 31, 2017
Gross receivables *	$5,858	$127	$7	$5,992
Unearned finance charges and points and fees	(676)	—	(1)	(677)
Accrued finance charges	78	1	—	79
Deferred origination costs	48	—	—	48
Total	$5,308	$128	$6	$5,442

December 31, 2016
Gross receivables *	$5,449	$142	$12	$5,603
Unearned finance charges and points and fees	(754)	1	(1)	(754)
Accrued finance charges	63	1	—	64
Deferred origination costs	46	—	—	46
Total	$4,804	$144	$11	$4,959

*	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts. Additionally, the remaining unearned premium, net of discount established at the time of purchase, is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its initial fair value;

•
Finance receivables originated subsequent to the Fortress Acquisition — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts;

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables —gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts. Additionally, the remaining unearned premium, net of discount established at the time of purchase, is included in both interest bearing and precompute accounts previously purchased as a performing receivable.

At December 31, 2017 and 2016, unused lines of credit extended to customers by the Company were immaterial.

Notes to Consolidated Financial Statements, Continued

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2017		2016 *
(dollars in millions)	Amount	Percent	Amount	Percent

Illinois	$481	9%	$400	8%
Indiana	428	8	360	7
North Carolina	426	8	398	8
California	323	6	298	6
Georgia	304	6	276	6
Florida	301	6	254	5
Texas	295	5	288	6
Ohio	294	5	266	5
Virginia	284	5	266	5
South Carolina	275	5	254	5
Pennsylvania	252	5	255	5
Other	1,779	32	1,644	34
Total	$5,442	100%	$4,959	100%

*	December 31, 2016 concentrations of net finance receivables are presented in the order of December 31, 2017 state concentrations.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are contractually 60 days past due, we consider them delinquent and transfer collection of these accounts to our centralized operations, as these accounts are considered to be at increased risk for loss. At 90 days or more past due, we consider our finance receivables to be nonperforming.

Notes to Consolidated Financial Statements, Continued

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

December 31, 2017
Performing:
Current	$5,063	$98	$6	$5,167
30-59 days past due	75	8	—	83
60-89 days past due	55	3	—	58
Total performing	5,193	109	6	5,308
Nonperforming:
90-179 days past due	112	4	—	116
180 days or more past due	3	15	—	18
Total nonperforming	115	19	—	134
Total	$5,308	$128	$6	$5,442

December 31, 2016
Performing:
Current	$4,579	$102	$11	$4,692
30-59 days past due	64	9	—	73
60-89 days past due	45	4	—	49
Total performing	4,688	115	11	4,814
Nonperforming:
90-179 days past due	112	8	—	120
180 days or more past due	4	21	—	25
Total nonperforming	116	29	—	145
Total	$4,804	$144	$11	$4,959

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at December 31, 2017 and at December 31, 2016 were immaterial.

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of receivables purchased in connection with the Fortress Acquisition.

Prior to March 31, 2016, our purchased credit impaired finance receivables also included the SpringCastle Portfolio, which was purchased in connection with the joint venture acquisition of the SpringCastle Portfolio. On March 31, 2016, we sold our interest in the SpringCastle Portfolio in connection with the SpringCastle Interests Sale.

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At December 31, 2017 and 2016, finance receivables held for sale totaled $132 million and $153 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 7 for further information on our finance receivables held for sale.

Notes to Consolidated Financial Statements, Continued

Information regarding our purchased credit impaired FA Loans held for investment and held for sale were as follows:

(dollars in millions)
December 31,	2017	2016

FA Loans (a)
Carrying amount, net of allowance	$57	$70
Outstanding balance (b)	94	107
Allowance for purchased credit impaired finance receivable losses	9	8

(a)    Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)
December 31,	2017	2016

Carrying amount	$44	$54
Outstanding balance	72	83

(b)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

The allowance for purchased credit impaired finance receivable losses at December 31, 2017 and 2016, reflected the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	SCP Loans	FA Loans	Total

Year Ended December 31, 2017
Balance at beginning of period	$—	$60	$60
Accretion (a)	—	(5)	(5)
Reclassifications to nonaccretable difference (b)	—	(2)	(2)
Balance at end of period	$—	$53	$53

Year Ended December 31, 2016
Balance at beginning of period	$375	$66	$441
Accretion (a)	(16)	(7)	(23)
Reclassifications from nonaccretable difference (b)	—	12	12
Transfers due to finance receivables sold	(359)	(11)	(370)
Balance at end of period	$—	$60	$60

Year Ended December 31, 2015
Balance at beginning of period	$452	$54	$506
Accretion (a)	(77)	(8)	(85)
Reclassifications from nonaccretable difference (b)	—	20	20
Balance at end of period	$375	$66	$441

(a)    Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

Notes to Consolidated Financial Statements, Continued

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Accretion	$4	$5	$6

(b)	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans (a)	Total

December 31, 2017
TDR gross finance receivables	$112	$139	$251
TDR net finance receivables	111	140	251
Allowance for TDR finance receivable losses	44	12	56

December 31, 2016
TDR gross finance receivables	$47	$133	$180
TDR net finance receivables	47	134	181
Allowance for TDR finance receivable losses	20	11	31

(a) TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)
December 31,	2017	2016

TDR gross finance receivables	$90	$89
TDR net finance receivables	91	90

(b) As defined earlier in this Note.

As of December 31, 2017, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (b)	Total

Year Ended December 31, 2017
TDR average net receivables	$79	$—	$140	$219
TDR finance charges recognized	8	—	9	17

Year Ended December 31, 2016
TDR average net receivables	$36	$—	$175	$211
TDR finance charges recognized	3	—	11	14

Year Ended December 31, 2015
TDR average net receivables	$29	$12	$198	$239
TDR finance charges recognized	3	1	11	15

Notes to Consolidated Financial Statements, Continued

(a)	TDR personal loans held for sale included in the table above were immaterial.

(b) TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Year Ended December 31, 2017
TDR average net receivables	$91
TDR finance charges recognized	6

Year Ended December 31, 2016
TDR average net receivables	$102
TDR finance charges recognized	6

Year Ended December 31, 2015
TDR average net receivables	$91
TDR finance charges recognized	5

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (b)	Total

Year Ended December 31, 2017
Pre-modification TDR net finance receivables	$124	$—	$16	$140
Post-modification TDR net finance receivables:
Rate reduction	$93	$—	$16	$109
Other (c)	30	—	—	30
Total post-modification TDR net finance receivables	$123	$—	$16	$139
Number of TDR accounts	22,500	—	510	23,010

Year Ended December 31, 2016
Pre-modification TDR net finance receivables	$49	$1	$16	$66
Post-modification TDR net finance receivables:
Rate reduction	$31	$1	$16	$48
Other (c)	12	—	1	13
Total post-modification TDR net finance receivables	$43	$1	$17	$61
Number of TDR accounts	9,517	157	364	10,038

Year Ended December 31, 2015
Pre-modification TDR net finance receivables	$33	$7	$21	$61
Post-modification TDR net finance receivables:
Rate reduction	$15	$6	$17	$38
Other (c)	12	—	5	17
Total post-modification TDR net finance receivables	$27	$6	$22	$55
Number of TDR accounts	6,515	721	385	7,621

Notes to Consolidated Financial Statements, Continued

(a)	TDR personal loans held for sale included in the table above were immaterial.

(b)	TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Year Ended December 31, 2017
Pre-modification TDR net finance receivables	$6
Post-modification TDR net finance receivables	$7
Number of TDR accounts	232

Year Ended December 31, 2016
Pre-modification TDR net finance receivables	$5
Post-modification TDR net finance receivables	$5
Number of TDR accounts	122

Year Ended December 31, 2015
Pre-modification TDR net finance receivables	$6
Post-modification TDR net finance receivables	$7
Number of TDR accounts	113

(c)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Year Ended December 31, 2017
TDR net finance receivables (b)	$37	$—	$4	$41
Number of TDR accounts	8,113	—	101	8,214

Year Ended December 31, 2016
TDR net finance receivables (b) (c)	$6	$—	$3	$9
Number of TDR accounts	1,409	19	61	1,489

Year Ended December 31, 2015
TDR net finance receivables (b)	$5	$2	$3	$10
Number of TDR accounts	1,221	147	46	1,414

(a)    TDR finance receivables held for sale included in the table above were as follows:

Notes to Consolidated Financial Statements, Continued

(dollars in millions)	Real Estate Loans

Year Ended December 31, 2017
TDR net finance receivables	$2
Number of TDR accounts	53

Year Ended December 31, 2016
TDR net finance receivables	$2
Number of TDR accounts	30

Year Ended December 31, 2015
TDR net finance receivables	$1
Number of TDR accounts	17

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR SpringCastle Portfolio loans for the year ended December 31, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

Notes to Consolidated Financial Statements, Continued

6. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Year Ended December 31, 2017
Balance at beginning of period	$184	$—	$19	$1	$204
Provision for finance receivable losses	318	—	6	—	324
Charge-offs	(347)	—	(5)	(1)	(353)
Recoveries	61	—	3	1	65
Balance at end of period	$216	$—	$23	$1	$240

Year Ended December 31, 2016
Balance at beginning of period	$173	$4	$46	$1	$224
Provision for finance receivable losses	306	14	9	—	329
Charge-offs	(340)	(17)	(11)	(1)	(369)
Recoveries	45	3	5	1	54
Other (a)	—	(4)	(30)	—	(34)
Balance at end of period	$184	$—	$19	$1	$204

Year Ended December 31, 2015
Balance at beginning of period	$130	$3	$46	$1	$180
Provision for finance receivable losses	257	67	13	2	339
Charge-offs	(250)	(78)	(18)	(3)	(349)
Recoveries	37	12	5	1	55
Other (b)	(1)	—	—	—	(1)
Balance at end of period	$173	$4	$46	$1	$224

(a)	Other consists of:

•     the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture; and

•     the elimination of allowance for finance receivable losses due to the transfers of real estate loans held for investment to finance receivable held for sale during 2016.

(b)	Other consists of the elimination of allowance for finance receivable losses due to the transfer of personal loans held for investment to finance receivable held for sale during 2015.

Notes to Consolidated Financial Statements, Continued

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

December 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$172	$2	$1	$175
Purchased credit impaired finance receivables	—	9	—	9
TDR finance receivables	44	12	—	56
Total	$216	$23	$1	$240

Finance receivables:
Collectively evaluated for impairment	$5,197	$57	$6	$5,260
Purchased credit impaired finance receivables	—	22	—	22
TDR finance receivables	111	49	—	160
Total	$5,308	$128	$6	$5,442

Allowance for finance receivable losses as a percentage of finance receivables	4.06%	18.66%	9.91%	4.41%

December 31, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$164	$—	$1	$165
Purchased credit impaired finance receivables	—	8	—	8
TDR finance receivables	20	11	—	31
Total	$184	$19	$1	$204

Finance receivables:
Collectively evaluated for impairment	$4,757	$76	$11	$4,844
Purchased credit impaired finance receivables	—	24	—	24
TDR finance receivables	47	44	—	91
Total	$4,804	$144	$11	$4,959

Allowance for finance receivable losses as a percentage of finance receivables	3.84%	13.31%	4.42%	4.12%

See Note 3 for additional information on the determination of the allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

7. Finance Receivables Held for Sale

We report finance receivables held for sale of $132 million at December 31, 2017 and $153 million at December 31, 2016, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At December 31, 2017 and 2016, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

See Note 3 for more information regarding our accounting policy for finance receivables held for sale.

SPRINGCASTLE PORTFOLIO

During March of 2016, we transferred $1.6 billion of loans of the SpringCastle Portfolio from held for investment to held for sale and simultaneously sold our interests in these finance receivables held for sale on March 31, 2016 in the SpringCastle Interests Sale and recorded a net gain in other revenues at the time of sale of $167 million.

PERSONAL LOANS

During 2015, we transferred $608 million of personal loans from held for investment to held for sale. On May 2, 2016, we sold personal loans held for sale with a carrying value of $602 million and recorded a net gain in other revenues at the time of sale of $22 million.

REAL ESTATE LOANS

On November 30, 2016, we transferred $50 million of real estate loans from held for investment to held for sale. In connection with the December 2016 Real Estate Loan Sale, we sold a portfolio of first and second lien mortgage loans with a carrying value of $58 million and recorded a net loss in other revenues of less than $1 million.

On June 30, 2016, we transferred $257 million of real estate loans from held for investment to held for sale. In connection with the August 2016 Real Estate Loan Sale, we sold a portfolio of second lien mortgage loans with a carrying value of $250 million and recorded a net loss in other revenues of $4 million.

We did not have any other material transfer activity to or from finance receivables held for sale during 2017, 2016 or 2015.

Notes to Consolidated Financial Statements, Continued

8. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2017
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$17	$—	$—	$17
Obligations of states, municipalities, and political subdivisions	70	—	—	70
Non-U.S. government and government sponsored entities	4	—	—	4
Corporate debt	322	4	(2)	324
Mortgage-backed, asset-backed, and collateralized:
RMBS	35	—	—	35
CMBS	23	—	—	23
CDO/ABS	53	—	—	53
Total bonds	524	4	(2)	526
Preferred stock (a)	6	—	(1)	5
Other long-term investments	1	—	—	1
Total (b)	$531	$4	$(3)	$532

December 31, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	83	—	(1)	82
Non-U.S. government and government sponsored entities	5	—	—	5
Corporate debt	356	2	(5)	353
Mortgage-backed, asset-backed, and collateralized:
RMBS	39	—	—	39
CMBS	33	—	—	33
CDO/ABS	46	—	—	46
Total bonds	575	2	(6)	571
Preferred stock (a)	6	—	—	6
Other long-term investments	1	—	—	1
Total (b)	$582	$2	$(6)	$578

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at December 31, 2017 and 2016, which is classified as a restricted investment and carried at cost.

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

December 31, 2017
Bonds:
U.S. government and government sponsored entities	$13	$—	$1	$—	$14	$—
Obligations of states, municipalities, and political subdivisions	35	—	12	—	47	—
Corporate debt	120	(1)	69	(1)	189	(2)
RMBS	14	—	12	—	26	—
CMBS	6	—	15	—	21	—
CDO/ABS	30	—	10	—	40	—
Total bonds	218	(1)	119	(1)	337	(2)
Preferred stock	—	—	5	(1)	5	(1)
Other long-term investments	1	—	—	—	1	—
Total	$219	$(1)	$124	$(2)	$343	$(3)

December 31, 2016
Bonds:
U.S. government and government sponsored entities	$9	$—	$—	$—	$9	$—
Obligations of states, municipalities, and political subdivisions	57	(1)	2	—	59	(1)
Non-U.S. government and government sponsored entities	3	—	—	—	3	—
Corporate debt	171	(5)	5	—	176	(5)
RMBS	33	—	—	—	33	—
CMBS	22	—	—	—	22	—
CDO/ABS	25	—	—	—	25	—
Total bonds	320	(6)	7	—	327	(6)
Preferred stock	—	—	6	—	6	—
Total	$320	$(6)	$13	$—	$333	$(6)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 217 investment securities in an unrealized loss position at December 31, 2017 and 2016. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at December 31, 2017, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During 2017, 2016 and 2015 periods, we did not recognize any other-than-temporary impairment credit losses on available-for-sale securities in investment revenues.

There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities for the 2017, 2016, and 2015 periods.

Notes to Consolidated Financial Statements, Continued

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Proceeds from sales and redemptions	$283	$308	$416

Realized gains	$7	$9	$15
Realized losses	—	(1)	(1)
Net realized gains	$7	$8	$14

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2017 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$78	$78
Due after 1 year through 5 years	178	180
Due after 5 years through 10 years	36	36
Due after 10 years	123	119
Mortgage-backed, asset-backed, and collateralized securities	111	111
Total	$526	$524

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $8 million and $11 million at December 31, 2017 and 2016, respectively.

TRADING AND OTHER SECURITIES

Our trading securities were sold in the first quarter of 2016; other securities are those securities for which the fair value option was elected:

•	The fair value of fixed maturity trading and other securities totaled $3 million at December 31, 2017 and 2016, and consisted primarily of corporate debt.

•
Net unrealized gains (losses) on trading and other securities held at December 31, 2017 and December 31, 2016 were immaterial. Net unrealized gains were $4 million on securities held at December 31, 2015.

•	Net realized gains (losses) during 2017 and 2016 were immaterial. Net realized losses during 2015 were $3 million.

Notes to Consolidated Financial Statements, Continued

9. Other Assets

Components of other assets were as follows:

(dollars in millions)
December 31,	2017	2016

Prepaid expenses and deferred charges	$26	$38
Fixed assets, net *	25	70
Deferred tax assets	24	2
Ceded insurance reserves	20	22
Other intangible assets	15	15
Cost basis investments	11	11
Receivables from parent and affiliates	11	40
Other investments	9	30
Other	20	23
Total	$161	$251

*
Fixed assets were net of accumulated depreciation of $96 million at December 31, 2017 and $180 million at December 31, 2016. The decrease in fixed assets is primarily related to the contribution of SFMC. See Note 11 for more information regarding this transaction.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2017
VOBA	$36	$(33)	$3
Customer relationships	18	(18)	—
Licenses	12	—	12
Customer lists	9	(9)	—
Total	$75	$(60)	$15

December 31, 2016
VOBA	$36	$(33)	$3
Customer relationships	18	(18)	—
Licenses	12	—	12
Customer lists	9	(9)	—
Total	$75	$(60)	$15

Amortization expense totaled less than $1 million in 2017 and 2016, and $4 million in 2015. The estimated aggregate amortization of other intangible assets for each of the next five years is less than $1 million.

Notes to Consolidated Financial Statements, Continued

10. Transactions with Affiliates

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The subservicing fees paid to Nationstar were immaterial in 2017, 2016, and 2015.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle provides investment management services for our investments. Logan Circle was a wholly owned subsidiary of Fortress. On September 15, 2017, Fortress sold its interest in Logan Circle to MetLife, and Logan Circle is no longer an affiliate of Fortress. Costs and fees incurred for these investment management services were immaterial in 2017, 2016, and 2015.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

See Note 2 for more information regarding this transaction.

11. Related Party Transactions

AFFILIATE LENDING

Notes Receivable from Parent and Affiliates

Note Receivable from SFI. SFC’s note receivable from SFI is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022; however, SFC does not anticipate the need for additional liquidity during 2018 and does not expect to demand payment from SFI in 2018. The note receivable from SFI totaled $387 million at December 31, 2017 and $285 million at December 31, 2016. The interest rate for the UPB is the lender’s cost of funds rate, which was 5.87% at December 31, 2017. Interest revenue on the note receivable from SFI totaled $23 million during 2017, $19 million during 2016, and $15 million during 2015, which we report in interest income on notes receivable from parent and affiliates.

Independence Demand Note. On November 12, 2015, in connection with the closing of the OneMain Acquisition, CSI, SFC’s wholly owned subsidiary, entered into the Independence Demand Note, whereby CSI agreed to make advances to Independence from time to time, with an aggregate amount outstanding not to exceed $3.55 billion. On November 12, 2015, Independence borrowed $3.4 billion under the Independence Demand Note. Under the Independence Demand Note, Independence was required to use the proceeds of any advance to either fund a portion of the purchase price for the OneMain Acquisition or for general corporate purposes. The note is payable in full on December 31, 2019, and CSI may demand payment at any time prior to December 31, 2019. Independence can repay the note in whole or in part at any time without premium or penalty. The interest rate for the UPB is the lender’s cost of funds rate.

On July 19, 2016, CSI, Independence, and OMFH entered into the Note Assignment pursuant to which CSI sold and assigned to OMFH, and OMFH purchased and assumed from CSI, an interest in and to CSI’s right to receive $150 million principal amount outstanding under the Independence Demand Note for a purchase price of $150 million. On July 20, 2016, OMFH paid the $150 million purchase price to CSI.

Cash Services Note. In connection with the Note Assignment discussed above, Independence exchanged the Independence Demand Note for (i) the Cash Services Note issued to CSI with a maximum borrowing amount not to exceed $3.4 billion and (ii) the OMFH Note issued to OMFH with a maximum borrowing amount not to exceed $150 million. The Cash Services Note and the OMFH Note provide that no advances shall be made to Independence on or after December 31, 2019 and all principal and interest shall be payable in full on December 31, 2019, unless earlier payment is demanded by CSI or OMFH. The interest rate for the UPB is the lender’s cost of funds rate, which was 5.87% at December 31, 2017.

At December 31, 2017 and December 31, 2016, the note receivable from Independence relating to the Cash Services Note totaled $2.9 billion, which included compounded interest due to CSI. Interest revenue on the note receivable from

Notes to Consolidated Financial Statements, Continued

Independence relating to the Cash Services Note totaled $173 million during 2017, $185 million during 2016, and $27 million during 2015, which we report in interest income on notes receivable from parent and affiliates.

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

SFC has, from time to time, amended the note to increase the maximum amount that may be advanced to OMFH. At December 31, 2017, the maximum amount that may be advanced totaled $1.6 billion. At December 31, 2017 and 2016, the note receivable from OMFH totaled $1.2 billion and $530 million, respectively, which included compounded interest due to SFC. Interest revenue on the note receivable from OMFH totaled $59 million and $10 million for 2017 and 2016, respectively, which we report in interest income on notes receivable from parent and affiliates.

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

At December 31, 2017, the maximum amount that may be advanced totaled $750 million. At December 31, 2017 and 2016, no amounts were drawn under the note. We did not incur interest expense on the note payable to OMFH during 2017. Interest expense on the note payable was $7 million in 2016, which was reported in interest expense.

INTERCOMPANY AGREEMENTS

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

Agreements with OGSC

OGSC, as successor to SFMC and SGSC, is a party to the following three intercompany agreements:

Services Agreement. OGSC provides the following services to various affiliates under a service agreement: management and administrative services; financial, accounting, treasury, tax, and audit services; facilities support services; capital funding services; legal services; human resources services (including payroll); centralized collections and lending support services; insurance, risk management, and marketing services; and information technology services. The fees payable to OGSC are equal to 100% of the allocated cost of providing the services. We believe these allocations are reasonable among the entities receiving the services. In addition to the services noted above, OGSC assumed the services provided by SFMC, which primarily consist of providing operating staff and field management for our branches. During 2017, 2016, and 2015, we recorded $292 million, $239 million, and $224 million, respectively, of service fee expenses, which are included in other operating expenses.

License Agreement. As a result of the merger of SFMC and SGSC noted above, the license agreement, whereby SFMC leased its information technology systems and software and other related equipment to SGSC, was terminated. The monthly license fee payable by SGSC for its use of the information technology systems and software was 100% of the actual costs incurred by

Notes to Consolidated Financial Statements, Continued

SFMC plus a 7.00% margin. The fee payable by SGSC for its use of the related equipment was 100% of the actual costs incurred by SFMC. Amounts recorded by us under this license agreement totaled $1 million in 2017 and $6 million in 2016 and 2015, respectively, and are included as a contra expense to other operating expenses.

Building Lease Agreement. In contemplation of the merger of SFMC and SGSC noted above, the building lease agreement whereby SFMC leased six of its buildings to SGSC for an annual rental amount of $4 million, plus additional rental amounts to cover other charges, was terminated effective April 5, 2017. As a result, SFMC’s rent charged to SGSC was $1 million during 2017 and $4 million during 2016 and 2015, respectively, which is included as a contra expense to other operating expenses.

Agreements with OMFH and OCLI

Loan Servicing Fees. In connection with the branch integration activities during the fourth quarter of 2016, SFC entered into an intercompany service agreement with OMFH relating to the servicing of loans when a legacy OneMain loan is serviced by a legacy Springleaf branch and vice versa. In exchange, a monthly servicing fee is charged based on a percentage of the outstanding principal balance of the designated loans. During 2017, SFC recorded $13 million of service fee expenses for the legacy Springleaf loans serviced by legacy OneMain branches and $15 million, of service fee income for the legacy OneMain loans serviced by legacy Springleaf branches. SFC loan servicing fee income and expense during the 2016 period were immaterial.

Loan Referral Fees. OCLI provides personal loan application processing and credit underwriting services on behalf of SFC for personal loan applications that are submitted online. SFC is charged a fee of $35 for each underwritten approved application processed, as well as any other fees agreed to by the parties. During 2017 and 2016, these fees were $22 million and $16 million, respectively.

Transactions with Insurance Subsidiaries

SFC incurs a payable whenever it finances or collects insurance premiums on policies issued by OMFH insurance subsidiaries or when SFC insurance subsidiaries incur insurance claims on insurance policies issued on OMFH loans. Conversely, SFC records a receivable when insurance claims are incurred on policies issued by insurance subsidiaries of OMFH on SFC loans. As a result of these transactions, at December 31, 2017, SFC had a $22 million payable to and a $4 million receivable from OMFH subsidiaries. At December 31, 2016, SFC insurance subsidiaries had a receivable from OMFH lending subsidiaries of $3 million. SFC’s payable to OMFH subsidiaries at December 31, 2016 was immaterial.

Loan Purchase and Sale Agreements

From time to time, OCLI enters into loan purchase and sale agreements with certain subsidiaries of SFC pursuant to which OCLI sells certain personal loans and continues to service the loans.

During the third quarter of 2017, OCLI entered into loan purchase and sale agreements with certain subsidiaries of SFC pursuant to which OCLI sold certain personal loans with an aggregate UPB at the time of sale of $4 million for an aggregate purchase price of $4 million. OCLI does not service these loans.

During the second quarter of 2016, OCLI had sold personal loans with an aggregate UPB at the time of sale of $89 million for an aggregate purchase price of $89 million. OCLI continues to service these loans. During 2017 and 2016, SFC recorded $2 million and $3 million, respectively, of service fee expenses for these personal loans.

See Note 9 and Note 15 regarding receivables and payables from affiliates and parent.

OTHER

OMAS Debt Purchases

As of December 31, 2017, OMAS, a subsidiary of OMFH, purchased a total of $10 million principal amount of SFC’s medium-term notes in the open market in three separate purchase transactions for an aggregate purchase price of $10 million. These notes had a carrying value of $9 million.

These purchase transactions did not impact our consolidated financial statements and there are no plans for OMAS to make future purchases of SFC debt.

Notes to Consolidated Financial Statements, Continued

Home and Auto Membership Plans

SFC collects optional home and auto membership plan fees that are payable to subsidiaries of OMFH. SFC’s payable to OMFH subsidiaries for these fees was $2 million at December 31, 2017. The amount payable at December 31, 2016 was immaterial.

Capital Contribution to SFC

During 2016, SFC received a capital contribution of $10 million from SFI to satisfy an interest payment required by the Junior Subordinated Debenture.

Notes to Consolidated Financial Statements, Continued

12. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2017		December 31, 2016
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$7,693	$8,180	$6,665	$7,150
Junior subordinated debt	172	189	172	158
Total	$7,865	$8,369	$6,837	$7,308

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2017	2016	2015	2017	2016

Senior debt	6.99%	7.18%	6.96%	6.57%	7.46%
Junior subordinated debt	6.41	12.26	12.26	6.37	12.26
Total	6.98	7.30	7.05	6.57	7.59

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at December 31, 2017 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.50%	5.25% - 8.25%	3.11%

2018	—	—	—	—
2019	—	700	—	700
2020	—	1,300	—	1,300
2021	—	650	—	650
2022	—	1,000	—	1,000
2023-2067	—	1,175	350	1,525
Securitizations (b)	3,052	—	—	3,052
Total principal maturities	$3,052	$4,825	$350	$8,227

Total carrying amount	$3,041	$4,652	$172	$7,865
Debt issuance costs (c)	$(11)	$(30)	$—	$(41)

(a)
The interest rates shown are the range of contractual rates in effect at December 31, 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.11% as of December 31, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

(b)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At December 31, 2017, there were no amounts drawn under our revolving conduit facilities. See Note 13 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $11 million at December 31, 2017 and are reported in other assets.

Notes to Consolidated Financial Statements, Continued

SFC’s Medium-Term Note Issuances

5.625% Senior Notes Due 2023

On December 8, 2017, SFC issued $875 million aggregate principal amount of 5.625% Senior Notes due 2023 (the “5.625% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a Fourth Supplemental Indenture dated as of December 8, 2017 (the “SFC Fourth Supplemental Indenture”), pursuant to which OMH provided a guarantee of the 5.625% SFC Notes on an unsecured basis.

SFC used a portion of the net proceeds from the sale of the 5.625% SFC Notes to repay at maturity approximately $557 million aggregate principal amount of its existing 6.90% Medium-Term Notes. SFC intends to use the remaining net proceeds from the sale of the 5.625% SFC Notes for general corporate purposes, which may include additional debt repurchases and repayments.

6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of 6.125% Senior Notes due 2022 (the “2022 SFC Notes”) under the SFC Base Indenture, as supplemented by a Third Supplemental Indenture, dated as of May 15, 2017 (the “SFC Third Supplemental Indenture”), pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis.

On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of additional 2022 SFC Notes (the “Additional SFC Notes”) in an add-on offering. The initial 2022 SFC Notes and the Additional SFC Notes (collectively, the “6.125% SFC Notes”), are treated as a single class of debt securities and have the same terms, other than the issue date and the issue price.

SFC used a portion of the net proceeds from the sale of the Additional SFC Notes to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC used the remaining net proceeds from the sale of the 6.125% SFC Notes for general corporate purposes.

8.25% Senior Notes Due 2020

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 (the “8.25% SFC Notes”) under the SFC Base Indenture, as supplemented by a Second Supplemental Indenture, dated as of April 11, 2016 (the “SFC Second Supplemental Indenture” and, collectively with the SFC Base Indenture and the SFC First Supplemental Indenture, the SFC Third Supplemental Indenture, and the SFC Fourth Supplemental Indenture thereto, the “Indenture”), pursuant to which OMH provided a guarantee of the 8.25% SFC notes on an unsecured basis.

SFC used a portion of the proceeds from the sale of the 8.25% SFC Notes to repurchase approximately $600 million aggregate principal amount of its existing senior notes that were scheduled to mature in 2017, at a premium to principal amount from certain beneficial owners, and certain of those beneficial owners purchased new 8.25% SFC Notes in the offering. SFC used the remaining net proceeds for general corporate purposes.

The 5.625% SFC Notes, 6.125% SFC Notes and 8.25% SFC Notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

The notes may be redeemed at any time and from time to time, at the option of SFC, in whole or in part at a “make-whole” redemption price specified in the Indenture. The notes will not have the benefit of any sinking fund.

The Indenture contain covenants that, among other things, (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The Indenture also provides for events of default which, if any of them were to occur, would permit or require the principal of and accrued interest on the SFC Notes to become, or to be declared, due and payable.

Notes to Consolidated Financial Statements, Continued

GUARANTY AGREEMENTS

5.625% SFC Notes

On December 8, 2017, OMH entered into the SFC Fourth Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.625% SFC Notes. As of December 31, 2017, $875 million aggregate principal amount of the 5.625% SFC Notes were outstanding.

6.125% SFC Notes

On May 15, 2017, OMH entered into the SFC Third Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 6.125% SFC Notes. As of December 31, 2017, $1.0 billion aggregate principal amount of the 6.125% SFC Notes were outstanding.

8.25% SFC Notes

On April 11, 2016, OMH entered into the SFC Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 8.25% SFC Notes. As of December 31, 2017, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding.

5.25% SFC Notes

On December 3, 2014, OMH entered into the SFC Base Indenture and the SFC First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.25% SFC Notes. As of December 31, 2017, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consist of the following:

•	8.25% Senior Notes due 2023

•	7.75% Senior Notes due 2021

•	6.00% Senior Notes due 2020; and

•	the Junior Subordinated Debenture;

The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2017, approximately $1.6 billion aggregate principal amount of the Other SFC Notes were outstanding.

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

Notes to Consolidated Financial Statements, Continued

event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of December 31, 2017, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.11% as of December 31, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

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

Based upon SFC’s financial results for the 12 months ended December 31, 2017, a mandatory trigger event did not occur with respect to the interest payment due in January of 2018, as SFC was in compliance with both required ratios discussed above.

Notes to Consolidated Financial Statements, Continued

13. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitization and conduit transactions. We have determined that we are the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings. We are deemed to be the primary beneficiary of each VIE because we have the ability to direct the activities of the VIE that most significantly impact its economic performance, including the losses it absorbs and its right to receive economic benefits that are potentially significant. Such ability arises from SFC’s and its affiliates’ contractual right to service the finance receivables securing the VIEs’ debt obligations. To the extent we retain any debt obligation or residual interest in an asset-backed financing facility, we are exposed to potentially significant losses and potentially significant returns.

The asset-backed debt obligations issued by the VIEs are supported by the expected cash flows from the underlying finance receivables securing such debt obligations. Cash inflows from these finance receivables are distributed to repay the debt obligations and related service providers in accordance with each transaction’s contractual priority of payments, referred to as the “waterfall.” The holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying finance receivables securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. With respect to any asset-backed financing transaction that has multiple classes of debt obligations, substantially all cash inflows will be directed to the senior debt obligations until fully repaid and, thereafter, to the subordinate debt obligations on a sequential basis. We retain an interest and credit risk in these financing transactions through our ownership of the residual interest in each VIE and, in some cases, the most subordinate class of debt obligations issued by the VIE, which are the first to absorb credit losses on the finance receivables securing the debt obligations. In addition, with respect to each financing transaction that is subject to the risk retention requirements of Section 941 of the Dodd-Frank Act, we retain at least 5% of the balance of each class of debt obligations and at least 5% of the residual interest in each VIE which, collectively, represents 5% of the economic interest in the credit risk of the securitized assets in satisfaction of the risk retention requirements. We expect that any credit losses in the pools of finance receivables securing the asset-backed debt obligations will likely be limited to our retained interests described above. We have no obligation to repurchase or replace qualified finance receivables that subsequently become delinquent or are otherwise in default.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)
December 31,	2017	2016

Assets
Cash and cash equivalents	$2	$2
Finance receivables:
Personal loans	3,334	2,943
Allowance for finance receivable losses	141	94
Restricted cash and restricted cash equivalents	158	211
Other assets	11	9

Liabilities
Long-term debt	$3,041	$2,675
Other liabilities	6	7

Notes to Consolidated Financial Statements, Continued

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from one to five years during which no principal payments are required to be made on the related asset-backed notes, except for the ODART 2016-1 securitization which has no revolving period. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes.

Our securitized borrowings at December 31, 2017 consisted of the following:

(dollars in millions)	Issue Amount *	Current Note Amounts Outstanding *	Current Weighted Average Interest Rate	Original Revolving Period	Issue Date	Maturity Date

Consumer Securitizations:
SLFT 2015-A	$1,163	$1,163	3.47%	3 years	02/26/2015	11/2024
SLFT 2015-B	314	314	3.78%	5 years	04/07/2015	05/2028
SLFT 2016-A (a)	532	500	3.10%	2 years	12/14/2016	11/2029
SLFT 2017-A (b)	652	619	2.98%	3 years	06/28/2017	07/2030
Total consumer securitizations		2,596

Auto Securitization:
ODART 2016-1 (c)	754	188	2.91%	—	07/19/2016	Various
ODART 2017-1 (d)	300	268	2.61%	1 year	02/01/2017	Various
Total auto securitizations		456

Total secured structured financings		$3,052

*
Issue Amount includes the retained interest amounts as detailed below while the Current Note Amounts Outstanding balances include pay-downs subsequent to note issuance and exclude retained interest amounts.

(a)	SLFT 2016-A Securitization. We initially retained $32 million of the asset-backed notes.

(b)	SLFT 2017-A Securitization. We initially retained $26 million of the Class A notes, $2 million of the Class B notes, $2 million of the Class C notes and $3 million of the Class D notes.

(c)
ODART 2016-1 Securitization. The maturity dates of the notes occur in January 2021 for the Class A notes, May 2021 for the Class B notes, September 2021 for the Class C notes and February 2023 for the Class D notes. We initially retained $54 million of the Class D notes.

(d)
ODART 2017-1 Securitization. The maturity dates of the notes occur in October 2020 for the Class A notes, June 2021 for the Class B notes, August 2021 for the Class C notes, December 2021 for the Class D notes, and January 2025 for the Class E notes. We initially retained $11 million of the Class A notes, $1 million of each of the Class B, Class C, and Class D notes, and the entire $18 million of the Class E notes.

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

Notes to Consolidated Financial Statements, Continued

REVOLVING CONDUIT FACILITIES

As of December 31, 2017, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End	Backed by Loans Acquired from Subsidiaries of	Due and Payable (a)

First Avenue Funding LLC	$250	$—	June 2018	SFC - auto loans	(b)
Seine River Funding, LLC	500	—	December 2019	SFC - personal loans	December 2022
Thur River Funding, LLC	350	—	June 2020	SFC - personal loans	February 2027
Mystic River Funding, LLC	850	—	September 2020	SFC - personal loans	October 2023
Fourth Avenue Auto Funding, LLC	250	—	September 2020	SFC - auto loans	October 2021

Total	$2,200	$—

(a)
The date following the revolving period, that the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying loans and will be due and payable in full.

(b)
For First Avenue Funding, LLC, principal amount of the notes, if any, will be reduced as cash payments are received on the underlying direct auto loans and will be due and payable in full 12 months following the maturity of the last direct auto loan held by First Avenue Funding, LLC.

During the 2017 period we voluntarily terminated the following conduit facilities concurrently with the execution of certain conduit facilities set forth in the table above:

Termination Date

Midbrook 2013-VFN1 Trust	04/13/2017
Sumner Brook 2013-VFN1 Trust	06/29/2017
Whitford Brook 2014-VFN1 Trust	07/14/2017
Springleaf 2013-VFN1 Trust	09/28/2017
Second Avenue Funding LLC	09/29/2017

VIE INTEREST EXPENSE

Other than our retained interest in certain debt obligations issued by VIEs and residual interests in the remaining consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $113 million in 2017, $122 million in 2016, and $184 million in 2015.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

Notes to Consolidated Financial Statements, Continued

14. Insurance

INSURANCE RESERVES

Components of unearned insurance premium reserves, claim reserves and benefit reserves were as follows:

(dollars in millions)
December 31,	2017	2016

Finance receivable related:
Payable to SFC:
Unearned premium reserves	$92	$189
Claim reserves	16	23
Subtotal (a)	108	212

Payable to OMH:
Unearned premium reserves (b)	42	6
Claim reserves	5	—
Subtotal (b)	47	6

Payable to third-party beneficiaries:
Unearned premium reserves	10	25
Benefit reserves	98	105
Claim reserves	3	6
Subtotal (b)	111	136

Non-finance receivable related:
Benefit reserves	61	65
Claim reserves	42	41
Subtotal (b)	103	106

Total	$369	$460

(a)	Reported as a contra-asset to net finance receivables.

(b)	Reported in insurance claims and policyholder liabilities.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $50 million and $52 million at December 31, 2017 and 2016, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $20 million at December 31, 2017 and $22 million in 2016.

Notes to Consolidated Financial Statements, Continued

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

(dollars in millions)
At or for the Years Ended December 31,	2017	2016	2015

Balance at beginning of period	$70	$73	$70
Less reinsurance recoverables	(22)	(22)	(22)
Net balance at beginning of period	48	51	48
Additions for losses and loss adjustment expenses incurred to:
Current year	60	65	64
Prior years *	3	—	—
Total	63	65	64
Reductions for losses and loss adjustment expenses paid related to:
Current year	(43)	(44)	(40)
Prior years	(22)	(24)	(21)
Total	(65)	(68)	(61)
Net balance at end of period	46	48	51
Plus reinsurance recoverables	20	22	22
Balance at end of period	$66	$70	$73

*	Reflects a shortfall in the prior years’ net reserves of $3 million at December 31, 2017 due to an unfavorable development on previously disclosed property and casualty policies.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2017, were as follows:

	Years Ended December 31,					At December 31, 2017
(dollars in millions)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2013	42	38	38	38	38	—	22,068	2.8%
2014	—	50	46	46	46	—	24,902	2.8%
2015	—	—	54	50	50	1	25,874	2.8%
2016	—	—	—	55	55	6	25,291	2.7%
2017	—	—	—	—	53	16	19,114	2.3%
Total					$242

(a)	Unaudited.

(b)	Includes expected development on reported claims.

(c)	Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Notes to Consolidated Financial Statements, Continued

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2017, were as follows:

	Years Ended December 31,
(dollars in millions)	2013 *	2014 *	2015 *	2016 *	2017
Credit Insurance
Accident Year
2013	23	34	37	38	38
2014	—	28	41	45	46
2015	—	—	31	45	49
2016	—	—	—	36	49
2017	—	—	—	—	37
Total					$219

All outstanding liabilities before 2013, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$23

*	Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2017	2016 *	2015 *

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$23	$26	$29
Other short-duration insurance lines	20	19	19
Total	43	45	48

Reinsurance recoverable on unpaid claims:
Other short-duration insurance lines	20	22	22

Insurance lines other than short-duration	3	3	3
Total gross liability for unpaid claims and claim adjustment expense	$66	$70	$73

*	Unaudited.

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

There have been no significant changes in methodologies or assumptions during 2017.

Our average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2017, were as follows:

Years	1	2	3	4	5
Credit insurance	63.9%	26.8%	8.3%	2.3%	0.2%

Notes to Consolidated Financial Statements, Continued

STATUTORY ACCOUNTING

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana DOI, which is a comprehensive basis of accounting other than GAAP. The primary differences between statutory accounting practices and GAAP are that under statutory accounting, policy acquisition costs are expensed as incurred, policyholder liabilities are generally valued using prescribed actuarial assumptions, and certain investment securities are reported at amortized cost. We are not required and did not apply purchase accounting to the insurance subsidiaries on a statutory basis.

Statutory net income (loss) for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Property and casualty	$19	$11	$15
Life and health	37	20	(1)

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2017	2016

Property and casualty	$42	$63
Life and health	79	133

Our insurance companies are also subject to risk-based capital requirements adopted by the Indiana DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2017 and 2016, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

DIVIDEND RESTRICTIONS

State law restricts the amounts that our insurance subsidiaries, Yosemite and Merit, may pay as dividends without prior notice to the Indiana DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Our insurance subsidiaries paid extraordinary dividends to SFC totaling $125 million, $63 million, and $100 million during 2017, 2016, and 2015, respectively.

Notes to Consolidated Financial Statements, Continued

15. Other Liabilities

Components of other liabilities were as follows:

(dollars in millions)
December 31,	2017	2016

Payables to parent and affiliates *	$110	$13
Accrued interest on debt	44	48
Accrued expenses and other liabilities	23	39
Loan principal warranty reserve	7	13
Retirement plans	5	31
Other	25	41
Total	$214	$185

*
Payables to parent and affiliates at December 31, 2017 consisted of: (i) a $67 million payable under the tax sharing agreement; (ii) a $24 million payable primarily to AHL for insurance premiums collected by legacy Springleaf branches which reflects activity started in 2017; (iii) net payables to OGSC of $13 million for intercompany service agreements; (iv) payable of $4 million to OMFH for Loan Servicing Fees, and (v) a payable of $2 million to OCLI for internet lending referral fees. See Note 11 for further information regarding SFC’s intercompany agreements and Note 18 regarding SFC’s tax sharing agreement with OMFH.

16. Capital Stock

SFC has two classes of authorized capital stock: special stock and common stock. SFC may issue special stock in series. The SFC board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2017 were as follows:

	Special Stock	Common Stock

Par value	$—	$0.50
Shares authorized	25,000,000	25,000,000

Shares issued and outstanding were as follows:

	Special Stock		Common Stock
December 31,	2017	2016	2017	2016

Shares issued and outstanding	—	—	10,160,021	10,160,021

During 2016, SFC received capital contributions from SFI totaling $10 million to satisfy interest payments required by SFC’s junior subordinated debenture in respect of SFC’s junior subordinated debt.

Notes to Consolidated Financial Statements, Continued

17. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2017
Balance at beginning of period	$(3)	$(4)	$—	$(7)
Other comprehensive income before reclassifications	8	3	—	11
Reclassification adjustments from accumulated other comprehensive loss	(4)	—	—	(4)
Balance at end of period	$1	$(1)	$—	$—

Year Ended December 31, 2016
Balance at beginning of period	$(9)	$(19)	$4	$(24)
Other comprehensive income before reclassifications	11	15	—	26
Reclassification adjustments from accumulated other comprehensive loss	(5)	—	(4)	(9)
Balance at end of period	$(3)	$(4)	$—	$(7)

Year Ended December 31, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(12)	(6)	—	(18)
Reclassification adjustments from accumulated other comprehensive loss	(9)	—	—	(9)
Balance at end of period	$(9)	$(19)	$4	$(24)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$7	$8	$14
Income tax effect	(3)	(3)	(5)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	4	5	9

Unrealized gains on foreign currency translation adjustments:
Reclassification from accumulated other comprehensive income (loss) to other revenues	—	4	—
Total	$4	$9	$9

Notes to Consolidated Financial Statements, Continued

18. Income Taxes

OMH and all of its eligible domestic U.S. subsidiaries, including SFC, file a consolidated life/non-life federal tax return with the IRS. Income taxes from the consolidated federal and state tax returns are allocated to the eligible subsidiaries under a tax sharing agreement with OMH.

The Company’s foreign subsidiaries/branches file tax returns in Puerto Rico and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2017, the Company had no undistributed foreign earnings.

Components of income (loss) before income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Income before income tax expense - U.S. operations	$193	$347	$152
Income (loss) before income tax expense (benefit) - foreign operations	—	(1)	7
Total	$193	$346	$159

Components of income tax expense were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Current:
Federal	$167	$181	$63
Foreign *	—	—	—
State	14	15	5
Total current	181	196	68

Deferred:
Federal	(77)	(77)	(46)
Foreign *	—	—	—
State	(5)	(6)	(4)
Total deferred	(82)	(83)	(50)
Total	$99	$113	$18

*	Deferred foreign income taxes were less than $1 million during the 2017, 2016, and 2015 periods and, therefore, are not quantified in the table above.

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Puerto Rico and the U.S. Virgin Islands. During the 2016 and 2015 periods, expense from foreign income taxes also included United Kingdom operations.

Notes to Consolidated Financial Statements, Continued

Reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2017	2016	2015

Statutory federal income tax rate	35.00%	35.00%	35.00%

Impact of Tax Act	11.81	—	—
State income taxes, net of federal	2.84	1.66	0.23
Excess tax benefit on share-based compensation	(0.03)	(0.20)	—
Non-controlling interests	—	(2.86)	(27.91)
Tax impact of United Kingdom subsidiary liquidation	—	(0.62)	—
Nondeductible compensation	—	—	3.39
Other, net	1.61	(0.22)	0.41
Effective income tax rate	51.23%	32.76%	11.12%

The effective income tax rate for 2017, 2016, and 2015 differed from the statutory federal income tax rate primarily due to the recognition of the impact of the Tax Act, effects of the non-controlling interest in the previously owned SpringCastle Portfolio, state income taxes, and discrete expense from the 2016 tax year return-to-provision adjustment. The effective income tax rate is based on income (loss) before taxes, which includes income (loss) attributable to non-controlling interests. The income (loss) attributable to the non-controlling interest is not included in the taxable income in SFC, resulting in variances from the statutory federal income tax rate of (2.86)% and (27.91)% in 2016 and 2015, respectively.

The difference in the effective income tax rate in 2017 as compared to 2016 is primarily due to the recognition of the impact of the Tax Act which increased our 2017 effective income tax rate by 11.81%. As a result of the Tax Act we recognized a $23 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. The difference in the impact on the effective income tax rate due to non-controlling interest in 2016 as compared to 2015 is due to the fact that the net income attributable to non-controlling interest was a smaller percentage of the total income (loss) in 2016 as compared to 2015.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Balance at beginning of year	$11	$9	$4
Increases in tax positions for current years	1	2	4
Lapse in statute of limitations	(1)	—	—
Increases in tax positions for prior years	—	—	4
Decreases in tax positions for prior years	—	—	(2)
Settlements with tax authorities	—	—	(1)
Balance at end of year	$11	$11	$9

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the IRS. We are also under examination of various states for the years 2011 to 2016. Management believes it has adequately provided for taxes for such years.

Notes to Consolidated Financial Statements, Continued

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2017	2016

Deferred tax assets:
Allowance for loan losses	$51	$77
Mark-to-market	55	55
State taxes, net of federal	39	27
Pension/employee benefits	5	13
Legal and warranty reserve	2	6
Federal and foreign net operating losses and tax attributes	1	3
Other	—	2
Total	153	183

Deferred tax liabilities:
Debt fair value adjustment	54	118
Insurance reserves	14	14
Discount - debt exchange	11	16
Other intangible assets	3	5
Fixed assets	2	—
Impact of tax accounting method change	—	38
Other	8	5
Total	92	196

Net deferred tax assets (liabilities) before valuation allowance	61	(13)
Valuation allowance	(37)	(29)
Net deferred tax assets (liabilities)	$24	$(42)

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets. The increase of our net deferred tax asset is mainly attributable to change of fair market value of our receivables which was partly offset by an adjustment recorded as of December 31, 2017 to reflect the reduction in the U.S. statutory tax rate from 35% to 21% resulting from the Tax Act.

During 2016 we liquidated our United Kingdom operations. As such, there are no net operating loss carryforwards (and no offsetting valuation allowances) related to our United Kingdom operations at December 31, 2016.

At December 31, 2017 we had state net operating loss carryforwards of $630 million, compared to $610 million at December 31, 2016. The state net operating loss carryforwards expire between 2018 and 2037. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit of $36 million and $26 million at December 31, 2017 and 2016, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

Notes to Consolidated Financial Statements, Continued

19. Lease Commitments, Rent Expense, and Contingent Liabilities

LEASE COMMITMENTS AND RENT EXPENSE

Annual rental commitments for leased office space, automobiles and information technology equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Lease Commitments

2018	$16
2019	12
2020	8
2021	5
2022	2
2023+	—
Total	$43

In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $28 million in each of 2017, 2016, and 2015.

LEGAL CONTINGENCIES

In the normal course of business, we have been named, from time to time, as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with our activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While we will continue to evaluate legal actions to determine whether a loss is reasonably possible or probable and is reasonably estimable, there can be no assurance that material losses will not be incurred from pending, threatened or future litigation, investigations, examinations, or other claims.

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

SALES RECOURSE OBLIGATIONS

At December 31, 2017, our reserve for sales recourse obligations totaled $7 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. We did not establish an additional reserve for sales recourse obligations associated with the personal loans sold in the Lendmark Sale or our real estate loan sales in 2016 based on the credit quality of the loans sold and the terms of each transaction.

Notes to Consolidated Financial Statements, Continued

The activity in our reserve for sales recourse obligations was as follows:

(dollars in millions)
At or for the Years Ended December 31,	2017	2016	2015

Balance at beginning of period	$13	$15	$24
Recourse losses	—	—	(2)
Provision for recourse obligations, net of recoveries *	(6)	(2)	(7)
Balance at end of period	$7	$13	$15

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

At December 31, 2017, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

20. Benefit Plans

PENSION PLANS

As noted in Note 11 Related Party Transactions, the Company contributed SFMC, a former subsidiary of SFC to SFI in the form of a dividend. All assets and liabilities of SFMC were transferred including the net pension liabilities and any other obligations related to the Springleaf Financial Services Retirement Plan, a noncontributory defined benefit plan, the Springleaf Financial Services Excess Retirement Income Plan, an unfunded defined benefit plan, and the Supplemental Executive Retirement Income Plan, an unfunded defined benefit plan, to OMH. The projected net pension obligation related to these plans as of December 31, 2016 was $25 million.

The CommoLoco Retirement Plan, a noncontributory defined benefit plan, which had a projected net pension obligation as of December 31, 2016 of $6 million, was retained by the Company.

The CommoLoCo Retirement Plan, which is subject to the provisions of the Puerto Rico tax code, was frozen effective December 31, 2012. Puerto Rican residents employed by CommoLoCo, Inc., our Puerto Rican subsidiary, who had attained age 21 and completed one year of service were eligible to participate in the plan. Our current and former employees in Puerto Rico will not lose any vested benefits in the CommoLoCo Retirement Plan that accrued prior to January 1, 2013. The fair value of plan assets net of expense for the CommoLoCo retirement Plan totaled $12 million as of December 31, 2017 and the projected benefit obligation totaled $17 million. The projected net pension obligation related to the CommoLoco Retirement Plan was $5 million.

21. Share-Based Compensation

OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the 2013 Omnibus Incentive Plan, which was amended and restated effective as of May 25, 2016, under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants. The amendment and restatement of the Omnibus Plan (i) extended the term of the Omnibus Plan from October 2023 to May 2026 and (ii) limited the number of cash and equity-based awards under the Omnibus Plan valued at more than $500,000 to non-employee directors during the calendar year.

As of December 31, 2017, 13,199,096 shares of common stock were reserved for issuance under the Omnibus Plan, including 1,411,236 shares subject to outstanding equity awards. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs and restricted stock awards (“RSAs”), stock appreciation rights, and other stock-based awards and cash awards. SFC participates in stock awards of OMH. Unless specifically noted, the following disclosures are based on all award activity of OMH.

Notes to Consolidated Financial Statements, Continued

Service-based Awards

In connection with the initial public offering on October 16, 2013 and subsequent to the offering, OMH has granted service-based RSUs and RSAs to certain of our executives and employees. The RSUs are subject to a graded vesting period of 4.2 years or less and do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The RSAs are subject to a graded vesting period of three years or less and provide the holders the right to vote and to earn dividends during the vesting period. The fair value for restricted units and awards is generally the closing market price of OMH’s common stock on the date of the award. For awards granted in connection with the initial public offering, the fair value is the offering price. Expense is amortized on a straight line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2017, 2016, and 2015 was $27.85, $26.14, and $47.44, respectively. The total fair value of service-based awards that vested during 2017, 2016, and 2015 was $18 million, $10 million, and $7 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2017	1,382,920	$35.86
Granted	407,184	27.85
Vested	(575,322)	31.86
Forfeited	(73,172)	38.10
Unvested at December 31, 2017	1,141,610	34.87	1.91

Performance-based Awards

During 2017, 2016 and 2015, OMH awarded PRSUs that may be earned based on the financial performance of OMH. Certain PRSUs are subject to the achievement of performance goals during the period between the grant date and December 31, 2017. These awards are also subject to a graded vesting period of two years after the attainment of the performance goal or December 31, 2017, whichever occurs earlier. The remaining PRSUs are subject to separate and independent performance goals for 2017, 2018, and 2019; therefore, a separate requisite service period exists for each year that begins on January 1 of the respective performance year. Vesting for these awards will occur on the filing date of this Annual Report on Form 10-K that occurs after the performance year or the date the actual performance outcome is determined, whichever is later. All of the PRSUs allow for partial vesting if a minimum level of performance is attained. The PRSUs do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The fair value for PRSUs is based on the closing market price of our stock on the date of the award.

Expense for performance-based shares is recognized over the requisite service period when it is probable that the performance goals will be achieved and is based on the total number of units expected to vest. Expense for awards with graded vesting is recognized under the accelerated method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. If minimum targets are not achieved by the end of the respective performance periods, all unvested shares related to those targets will be forfeited and canceled, and all expense recognized to that date is reversed.

The weighted average grant date fair value of performance-based awards issued in 2017 and 2015 was $24.98 and $34.45, respectively. No performance shares were granted during 2016. The total fair value of performance-based awards that vested during 2017 and 2016 was $2 million and $4 million, respectively. No performance-based awards vested in 2015.

Notes to Consolidated Financial Statements, Continued

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2017	407,948	$25.94
Granted	90,072	24.98
Vested	(92,000)	24.78
Forfeited	(136,394)	25.70
Unvested at December 31, 2017	269,626	26.14	3.78

Due to the contribution of SFMC to SFI during the 2017 period there was no direct share-based compensation expense or associated income tax benefit recognized. Following the contribution of SFMC to SFI, such expense is incurred by OGSC and subsequently allocated to SFC by OMGS. As of December 31, 2017, there was no unrecognized compensation expense. See Note 11 for information regarding the dividend of SFMC to SFI.

Total share-based compensation expense, net of forfeitures, for all stock-based awards directly incurred by SFC amounted to $2 million during 2016 and 2015. The total income tax benefit recognized for stock-based compensation was $1 million in 2016 and 2015.

OMH Incentive Units

In the fourth quarter of 2015, certain executives of the Company surrendered a portion of their incentive units in the Initial Stockholder and certain additional executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions. Because the incentive units only provide economic benefits in the form of distributions while the holders are employed, and the holder generally does not have the ability to monetize the incentive units due to the transfer restrictions, the substance of the arrangement is that of a profit sharing agreement. These incentive units provide benefits (in the form of distributions) in the event the Initial Stockholder makes distributions to one or more of its members that exceed certain specified amounts. In connection with the sale of our common stock by the Initial Stockholder in 2015, certain of the specified thresholds were satisfied. In accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $15 million in 2015 related to the incentive units with a capital contribution offset such that the impact to overall shareholder’s equity was neutral. No expense was recognized for these awards during 2017 or 2016.

Notes to Consolidated Financial Statements, Continued

22. Segment Information

Our segments coincide with how our businesses are managed. At December 31, 2017, our two segments included:

•
Consumer and Insurance — We originate and service personal loans and offer credit insurance (life insurance, disability insurance, involuntary unemployment insurance, and collateral protection insurance) and non-credit insurance through our branch network and our centralized operations. We also offer auto membership plans of an unaffiliated company. Our branch network conducts business in 28 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch network or through an internet portal. If the applicant is located near an existing branch, our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch, our centralized operations originate the loan.

•
Acquisitions and Servicing — SFI services the SpringCastle Portfolio. These loans consist of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. Unless SFI is terminated, SFI will continue to provide the servicing for these loans pursuant to a servicing agreement, which SFI services as unsecured loans because the liens are subordinated to superior ranking security interests. See Note 2 for information regarding the SpringCastle Interest Sale and the acquisition and disposition of the SpringCastle Portfolio.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include (i)
our liquidating real estate loan portfolio as discussed below, (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation), (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of the United Kingdom subsidiary, prior to its liquidation on August 16, 2016.

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
● Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale); and
● Consumer and Insurance - receives remainder of unallocated average debt.
The net effect of the change in debt allocation and asset base methodologies for 2015, had it been in place as of the beginning of the year, would be an increase in interest expense of $208 million for Consumer and Insurance and a decrease in interest expense of $208 million for Other.

For the period first quarter 2015 to the OneMain Acquisition
Total average unsecured debt was allocated to Consumer and Insurance and Other, such that the total debt allocated across each segment equaled 83% of the Consumer and Insurance asset base, and 100% of the Other asset base. Any excess was allocated to Consumer and Insurance.

Average unsecured debt was allocated after average securitized debt to achieve the calculated average segment debt.
Asset base represented the following:
● Consumer and Insurance - average net finance receivables, including average net finance receivables held for sale; and
●  Other - average net finance receivables, including average net finance receivables held for sale, investments including proceeds from Real Estate sales, cash and cash equivalents, less proceeds from equity issuance in 2015 and operating cash reserve and cash included in other segments.

Provision for finance receivable losses
Directly correlated with specific segment, except for allocations related to personal loans and retail in Other, which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.

Other revenues	Directly correlated with a specific segment, except for:
● Net gain (loss) on repurchases and repayments of debt - Allocated to each of the segments based on the interest expense allocation of debt.
● Gains and losses on foreign currency exchange - Allocated to each of the segments based on the interest expense allocation of debt.
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

•	Assets - revalues assets based on their fair values at the effective date of the Fortress Acquisition.

Notes to Consolidated Financial Statements, Continued

The following tables present information about the Company’s segments, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other (a)	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2017
Interest income	$1,213	$—	$23	$—	$5	$1,241
Interest expense	439	—	21	—	57	517
Provision for finance receivable losses	316	—	7	—	1	324
Net interest income (loss) after provision for finance receivable losses	458	—	(5)	—	(53)	400
Other revenues (b)	169	—	256	—	(18)	407
Other expenses	601	2	11	—	—	614
Income (loss) before income tax expense (benefit)	$26	$(2)	$240	$—	$(71)	$193

Assets (c)	$5,107	$—	$5,727	$—	$(10)	$10,824

At or for the Year Ended December 31, 2016
Interest income	$1,192	$102	$51	$—	$5	$1,350
Interest expense	402	20	52	—	82	556
Provision for finance receivable losses	305	14	6	—	4	329
Net interest income (loss) after provision for finance receivable losses	485	68	(7)	—	(81)	465
Net gain on sale of SpringCastle interests	—	167	—	—	—	167
Other revenues (b)	219	—	179	—	9	407
Other expenses	648	16	29	—	—	693
Income before income taxes	56	219	143	—	(72)	346
Income before income tax attributable to non-controlling interests	—	28	—	—	—	28
Income before income tax expense attributable to Springleaf Finance Corporation	$56	$191	$143	$—	$(72)	$318

Assets (c)	$5,494	$—	$4,293	$—	$(68)	$9,719

At or for the Year Ended December 31, 2015
Interest income	$1,115	$455	$76	$—	$11	$1,657
Interest expense	190	87	268	(5)	127	667
Provision for finance receivable losses	255	68	(1)	—	17	339
Net interest income (loss) after provision for finance receivable losses	670	300	(191)	5	(133)	651
Other revenues	212	5	46	(5)	(15)	243
Other expenses	622	61	50	—	2	735
Income (loss) before income tax expense (benefit)	260	244	(195)	—	(150)	159
Income before income tax attributable to non-controlling interests	—	127	—	—	—	127
Income (loss) before income tax expense (benefit) attributable to Springleaf Finance Corporation	$260	$117	$(195)	$—	$(150)	$32

Assets	$5,632	$1,784	$4,830	$—	$(58)	$12,188

(a)	Real Estate segment has been combined with “Other” for the prior period.

(b)
Other revenues reported in “Other” primarily includes interest income on the Cash Services Note (previously referred to as the “Independence Demand Note”) and on SFC’s note receivable from SFI. See Note 11 for further information on the notes receivable from parent and affiliates.

(c)	Assets reported in “Other” primarily includes notes receivable from parent and affiliates discussed above. See Note 11 for further information on the note receivable from parent and affiliates.

Notes to Consolidated Financial Statements, Continued

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2017
Assets
Cash and cash equivalents	$240	$4	$—	$244	$244
Investment securities	—	534	2	536	536
Net finance receivables, less allowance for finance receivable losses	—	—	5,710	5,710	5,202
Finance receivables held for sale	—	—	139	139	132
Notes receivable from parent and affiliates	—	4,488	—	4,488	4,488
Restricted cash and restricted cash equivalents	169	—	—	169	169
Other assets (a)	—	11	12	23	23

Liabilities
Long-term debt	$—	$8,369	$—	$8,369	$7,865
Other liabilities (b)	—	110	—	110	110

December 31, 2016
Assets
Cash and cash equivalents	$198	$42	$—	$240	$240
Investment securities	—	580	2	582	582
Net finance receivables, less allowance for finance receivable losses	—	—	5,122	5,122	4,755
Finance receivables held for sale	—	—	159	159	153
Notes receivable from parent and affiliates	—	3,723	—	3,723	3,723
Restricted cash and restricted cash equivalents	227	—	—	227	227
Other assets (a)	—	41	34	75	77

Liabilities
Long-term debt	$—	$7,308	$—	$7,308	$6,837
Other liabilities (b)	—	13	—	13	13

Notes to Consolidated Financial Statements, Continued

(a)
Other assets includes commercial mortgage loans, escrow advance receivables, and receivables from parent and affiliates at December 31, 2017 and commercial mortgage loans, escrow advance receivables, receivables from parent and affiliates, and receivables related to sales of real estate loans and related trust assets at December 31, 2016.

(b) Consists of payables to parent and affiliates.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2017
Assets
Cash equivalents in mutual funds	$142	$—	$—	$142
Cash equivalents in securities	—	4	—	4
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	17	—	17
Obligations of states, municipalities, and political subdivisions	—	70	—	70
Non-U.S. government and government sponsored entities	—	4	—	4
Corporate debt	—	324	—	324
RMBS	—	35	—	35
CMBS	—	23	—	23
CDO/ABS	—	53	—	53
Total bonds	—	526	—	526
Preferred stock	—	5	—	5
Other long-term investments	—	—	1	1
Total available-for-sale securities (b)	—	531	1	532
Other securities
Bonds:
Corporate debt	—	3	—	3
Total other securities	—	3	—	3
Total investment securities	—	534	1	535
Restricted cash in mutual funds	159	—	—	159
Total	$301	$538	$1	$840

(a)
Due to the insignificant activity within the Level 3 assets during 2017, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)	Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at December 31, 2017, which is carried at cost.

Notes to Consolidated Financial Statements, Continued

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2016
Assets
Cash equivalents in mutual funds	$119	$—	$—	$119
Cash equivalents in securities	—	42	—	42
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	82	—	82
Non-U.S. government and government sponsored entities	—	5	—	5
Corporate debt	—	353	—	353
RMBS	—	39	—	39
CMBS	—	33	—	33
CDO/ABS	—	46	—	46
Total bonds	—	571	—	571
Preferred stock	—	6	—	6
Other long-term investments	—	—	1	1
Total available-for-sale securities (b)	—	577	1	578
Other securities
Bonds:
Corporate debt	—	2	—	2
CMBS	—	1	—	1
Total other securities	—	3	—	3
Total investment securities	—	580	1	581
Restricted cash in mutual funds	212	—	—	212
Total	$331	$622	$1	$954

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

We had no transfers between Level 1 and Level 2 during 2017 and 2016.

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *				Impairment Charges
(dollars in millions)	Level 1	Level 2	Level 3	Total

At or for the Year Ended December 31, 2017
Assets
Real estate owned	$—	$—	$6	$6	$3

At or for the Year Ended December 31, 2016
Assets
Finance receivables held for sale	$—	$—	$159	$159	$4
Real estate owned	—	—	5	5	2
Total	$—	$—	$164	$164	$6

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

We wrote down certain finance receivables held for sale reported in our Other segment to their fair value during the second quarter of 2016 and recorded the writedowns in other revenues.

We wrote down certain real estate owned reported in our Other segment to their fair value less cost to sell during 2017 and 2016 and recorded the writedowns in other revenues. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third-party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at December 31, 2017 and 2016 was as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2017	December 31, 2016
Finance receivables held for sale	Income approach	Market value for similar type loan transactions to obtain a price point	*	*
Real estate owned	Market approach	Third-party valuation	*	*

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

Restricted Cash and Restricted Cash Equivalents

The carrying amount of restricted cash and restricted cash equivalents approximates fair value.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2017, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

Payables to Parent and Affiliates

The fair value of payable to parent and affiliates approximates the carrying value due to its short-term nature.

Notes to Consolidated Financial Statements, Continued

24. Subsequent Events

Apollo-Värde Transaction

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with the Initial Stockholder and OMH to acquire 54,937,500 shares or approximately 40.6% of the outstanding shares of OMH common stock from the Initial Stockholder, representing the entire holdings of OMH stock beneficially owned by Fortress. This transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions.

25. Selected Quarterly Financial Data (Unaudited)

Our selected quarterly financial data for 2017 was as follows:

(dollars in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$328	$310	$306	$297
Interest expense	128	133	129	127
Provision for finance receivable losses	92	70	91	71
Other revenues	99	115	87	106
Other expenses	138	154	160	162
Income before income taxes	69	68	13	43
Income taxes	48	30	5	16
Net income	$21	$38	$8	$27

Our selected quarterly financial data for 2016 was as follows:

(dollars in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$303	$303	$313	$431
Interest expense	127	135	138	156
Provision for finance receivable losses	66	87	85	91
Other revenues	105	107	106	256
Other expenses	170	155	177	191
Income before income taxes	45	33	19	249
Income taxes	12	10	6	85
Net income	33	23	13	164
Net income attributable to non-controlling interests	—	—	—	28
Net income attributable to Springleaf Finance Corporation	$33	$23	$13	$136

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2017, we recorded $6 million of audit fees and $11 million for 2016, which were primarily for the audit of SFC’s Annual Reports on Form 10-K, quarterly review procedures in relation to SFC’s Quarterly Reports on Form 10-Q, statutory audits of insurance subsidiaries of SFC, and audits of other subsidiaries of SFC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) The following consolidated financial statements of Springleaf Finance Corporation and its subsidiaries are included in Part II - Item 8:

Consolidated Balance Sheets, December 31, 2017 and 2016

Consolidated Statements of Operations, years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Shareholder’s Equity, years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows, years ended December 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules:

The financial statement schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index below.

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

4.1
Junior Subordinated Indenture, dated as of January 22, 2007, from Springleaf Finance Corporation 9 formerly American General Finance Corporation) to Deutsche Bank Trust Company Americas, as Trustee. Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the period ended December 31, 2016, filed on February 21, 2017.

4.2
Indenture, dated as of May 29, 2013, between Springleaf Finance Corporation and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on May 29, 2013.

4.3
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

4.5.1
First Supplemental Indenture, dated as of December 3, 2014, by and among Springleaf Finance Corporation, OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.), as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 3, 2014.

4.5.2
Second Supplemental Indenture, dated as of April 11, 2016, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 11, 2016.

4.5.3
Third Supplemental Indenture, dated as of May 15, 2017, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 15, 2017.

4.5.4
Fourth Supplemental Indenture, dated as of December 8, 2017, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 8, 2017.

Exhibit

10
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 8.250% Senior Notes due 2023. Incorporated by reference to Exhibit 10.1 to OneMain Holdings, Inc.’s (formerly Springleaf Holdings, Inc.) (File No. 1-36129) Current Report on Form 8-K filed on January 3, 2014.

10.1
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 7.750% Senior Notes due 2021. Incorporated by reference to Exhibit 10.2 to OneMain Holdings, Inc.’s (formerly Springleaf Holdings, Inc.) (File No. 1-36129) Current Report on Form 8-K filed on January 3, 2014.

10.2
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 6.00% Senior Notes due 2020. Incorporated by reference to Exhibit 10.3 to OneMain Holdings, Inc.’s (formerly Springleaf Holdings, Inc.) (File No. 1-36129) Current Report on Form 8-K filed on January 3, 2014.

10.3
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 60-year junior subordinated debentures. Incorporated by reference to Exhibit 10.5 to OneMain Holdings, Inc.’s (formerly Springleaf Holdings, Inc.) (File No. 1-36129) Current Report on Form 8-K filed on January 3, 2014.

10.4
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2018.

SPRINGLEAF FINANCE CORPORATION

By:	/s/	Micah R. Conrad
Micah R. Conrad
(Executive Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2018.

/s/	Jay N. Levine
Jay N. Levine
(President, Chief Executive Officer, and Director — Principal Executive Officer)

/s/	Micah R. Conrad
Micah R. Conrad
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)

/s/	Michael A. Hedlund
Michael A. Hedlund
(Senior Vice President and Group Controller — Principal Accounting Officer)

/s/	John C. Anderson
John C. Anderson
(Executive Vice President and Director)

/s/	Scott T. Parker
Scott T. Parker
(Director)