Form 10-Q
period 2018-03-31
SPRINGLEAF FINANCE CORP
filed 2018-05-03
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At May 1, 2018, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2017 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017
2022 SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and guaranteed by OMH
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
5.625% SFC Notes	$875 million of 5.625% Senior Notes due 2023 issued by SFC on December 8, 2017 and guaranteed by OMH
6.125% SFC Notes	collectively, the 2022 SFC Notes and the Additional SFC Notes
6.875% SFC Notes	$1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 issued by SFC on March 12, 2018 and guaranteed by OMH
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Additional SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and guaranteed by OMH
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segments
AHL	American Health and Life Insurance Company, an insurance subsidiary of OMFH
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
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

GAAP	generally accepted accounting principles in the United States of America

Term or Abbreviation	Definition

Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Independence	Independence Holdings, LLC
Independence Demand Note	a revolving demand note entered into on November 12, 2015 whereby CSI agreed to make advances to Independence from time to time
Indiana DOI	Indiana Department of Insurance
Initial Stockholder	Springleaf Financial Holdings, LLC
IRS	Internal Revenue Service
Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

LIBOR	London Interbank Offered Rate
Logan Circle	Logan Circle Partners, L.P.
Merit	Merit Life Insurance Co., an insurance subsidiary of SFC
MetLife	MetLife, Inc.
Nationstar	Nationstar Mortgage LLC, dba “Mr. Cooper”
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
Note Assignment
an assignment of an intercompany demand note entered into on July 19, 2016 whereby CSI sold and assigned to OMFH, and OMFH purchased and assumed from CSI, an interest in and to CSI’s right to receive $150 million principal amount outstanding under the Independence Demand Note

OCLI	OneMain Consumer Loan, Inc.
ODART	OneMain Direct Auto Receivables Trust
OGSC	OneMain General Services Corporation, successor to SGSC and SFMC
OMAS	OneMain Assurance Services, LLC, a subsidiary of OMFH, part of insurance operations
OMFH	OneMain Financial Holdings, LLC
OMFH Note	new intercompany demand note issued to OMFH in exchange for the Independence Demand Note (in addition to the Cash Services Note) in connection with the Note Assignment
OMH	OneMain Holdings, Inc.
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
OneMain Demand Note	a revolving demand note entered into on November 15, 2015 whereby SFC agreed to make advances to OMFH from time to time
Other Securities	securities for which the fair value option was elected and equity securities. Other Securities recognize unrealized gains and losses in investment revenues
Other SFC Notes
collectively, of SFC’s 8.25% Senior Notes due 2023, 7.75% Senior Notes due 2021, and 6.00% Senior Notes due 2020, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSUs	restricted stock units
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	First Supplemental Indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Fourth Supplemental Indenture	Fourth Supplemental Indenture dated as of December 8, 2017, to the SFC Base Indenture

Term or Abbreviation	Definition

SFC Fifth Supplemental Indenture	Fifth Supplemental Indenture dated as of March 12, 2018, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Notes	collectively, the issued and outstanding senior unsecured notes issued pursuant to the SFC senior Notes Indenture
SFC Second Supplemental Indenture	Second Supplemental Indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Senior Notes Indentures
the SFC Base Indenture as supplemented by the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, the SFC Third Supplemental Indenture, the SFC Fourth Supplemental Indenture, and the SFC Fifth Supplemental Indenture

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

SpringCastle Portfolio	loans acquired through the SpringCastle Joint Venture
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables
Triton	Triton Insurance Company, an insurance subsidiary of OMFH
Trust preferred securities
capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies

Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
UPB	unpaid principal balance for interest bearing accounts and the gross remaining contractual payments less the unaccreted balance of unearned finance charges for precompute accounts
Värde	Värde Partners, Inc.
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
Yield	annualized finance charges as a percentage of average net receivables
Yosemite	Yosemite Insurance Company, an insurance subsidiary of SFC

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$1,431	$244
Investment securities	491	536
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $3.5 billion in 2018 and $3.3 billion in 2017)	5,336	5,308
Other receivables	129	134
Net finance receivables	5,465	5,442
Unearned insurance premium and claim reserves	(83)	(108)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $137 million in 2018 and $141 million in 2017)	(238)	(240)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	5,144	5,094
Finance receivables held for sale	126	132
Notes receivables from parent and affiliates	4,631	4,488
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $238 million in 2018 and $158 million in 2017)	251	169
Other assets	275	161

Total assets	$12,349	$10,824

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $3.2 billion in 2018 and $3.0 billion in 2017)	$9,291	$7,865
Insurance claims and policyholder liabilities	243	261
Deferred and accrued taxes	97	78
Other liabilities (includes other liabilities of consolidated VIEs of $5 million in 2018 and in 2017)	263	214
Total liabilities	9,894	8,418
Commitments and contingent liabilities (Note 14)

Shareholder's equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2018 and December 31, 2017	5	5
Additional paid-in capital	803	799
Accumulated other comprehensive income (loss)	(9)	—
Retained earnings	1,656	1,602
Total shareholder's equity	2,455	2,406

Total liabilities and shareholder's equity	$12,349	$10,824

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Interest income:
Finance charges	$325	$294
Finance receivables held for sale originated as held for investment	3	3
Total interest income	328	297

Interest expense	130	127

Net interest income	198	170

Provision for finance receivable losses	81	71

Net interest income after provision for finance receivable losses	117	99

Other revenues:
Insurance	21	37
Investment	5	6
Interest income on notes receivable from parent and affiliates	68	59
Other	1	4
Total other revenues	95	106

Other expenses:
Operating expenses:
Salaries and benefits	82	79
Other operating expenses	52	67
Insurance policy benefits and claims	7	16
Total other expenses	141	162

Income before income taxes	71	43

Income taxes	17	16

Net income	$54	$27

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Net income	$54	$27

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(7)	3
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	(2)	(1)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(9)	2
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	—	(2)
Income tax effect:
Net realized gains on available -for-sale securities	—	1
Reclassification adjustments included in net income, net of tax	—	(1)
Other comprehensive income (loss), net of tax	(9)	1

Comprehensive income	$45	$28

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	Springleaf Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2018	$5	$799	$—	$1,602	$2,406
Non-cash incentive compensation from Initial Stockholder	—	4	—	—	4
Other comprehensive income	—	—	(9)	—	(9)
Net income	—	—	—	54	54
Balance, March 31, 2018	$5	$803	$(9)	$1,656	$2,455

Balance, January 1, 2017	$5	$799	$(7)	$1,546	$2,343
Other comprehensive income	—	—	1	—	1
Net income	—	—	—	27	27
Balance, March 31, 2017	$5	$799	$(6)	$1,573	$2,371

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net income	$54	$27
Reconciling adjustments:
Provision for finance receivable losses	81	71
Depreciation and amortization	28	39
Deferred income tax (benefit)	(3)	(5)
Non-cash incentive compensation from Initial Stockholder	4	—
Other	5	—
Cash flows due to changes in other assets and other liabilities	(12)	101
Net cash provided by operating activities	157	233

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(117)	7
Cash advances on intercompany notes receivables	(545)	(211)
Proceeds from repayments of principal on intercompany notes receivables	334	138
Available-for-sale securities purchased	(24)	(72)
Available-for-sale securities called, sold, and matured	56	63
Trading and other securities called, sold, and matured	1	—
Other, net	(5)	3
Net cash used for investing activities	(300)	(72)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	2,001	366
Repayment of long-term debt	(589)	(405)
Net cash provided by (used for) financing activities	1,412	(39)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	1,269	122
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	413	467
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,682	$589

Supplemental cash flow information
Cash and cash equivalents	$1,431	$397
Restricted cash and restricted cash equivalents	251	192
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,682	$589

Supplemental non-cash activities
Net unsettled investment security dispositions (purchases)	$2	$(19)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

1. Business and Basis of Presentation

Springleaf Finance Corporation is referred to in this report as SFC or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our” is a wholly owned subsidiary of SFI. SFI is a wholly owned subsidiary of OMH.

At March 31, 2018, the Initial Stockholder owned approximately 40.5% of OMH’s common stock. The Initial Stockholder is owned by a private equity fund managed by an affiliate of Fortress. On December 27, 2017, SoftBank acquired Fortress and Fortress now operates within SoftBank as an independent business headquartered in New York.

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with the Initial Stockholder and the Company to acquire from the Initial Stockholder 54,937,500 shares of OMH common stock representing the entire holdings of OMH’s common stock beneficially owned by Fortress. This transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions.

On February 21, 2018, OMH entered into an underwriting agreement among OMH, the Initial Stockholder and Morgan Stanley & Co. LLC as underwriter in connection with the sale by Springleaf Financial Holdings, LLC of 4,179,678 shares of OMH common stock. These shares were beneficially owned by AIG Capital Corporation (“AIG”), a subsidiary of American International Group, Inc., and represented the entire holdings of OMH common stock beneficially owned by AIG. As disclosed in Note 21 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. In connection with the sale of OMH common stock by the Initial Stockholder on February 21, 2018, certain of the specified thresholds were satisfied. In accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $4 million in the first quarter of 2018 related to the incentive units with a capital contribution offset such that the impact to overall shareholders’ equity was neutral.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using GAAP. These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The statements include the accounts of SFC, its subsidiaries (all of which are wholly owned), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2018 presentation, we have reclassified certain items in prior periods of our condensed consolidated financial statements.

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2017 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting, except for the new accounting pronouncements subsequently adopted and disclosed below.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. Management has reviewed this update and other ASU’s that were subsequently issued to further clarify the implementation guidance outlined in ASU 2014-09. The Company’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required. We concluded that substantially all of the Company’s revenues are generated from activities that are outside the scope of this ASU. We adopted the amendments of these ASU’s as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income for financial liabilities measured under the fair value option, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. In February of 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall, which made technical corrections, and improvements to the codification, specifically related to ASU 2016-01. The Company has adopted these ASU’s as of January 1, 2018 using a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) shall be applied prospectively to equity investments that exist as of the date of adoption of this update. We adopted all other amendments of these ASU’s as of January 1, 2018 and presented this change on a retrospective basis for all periods presented. We concluded that this ASU does not have a material impact on our consolidated financial statements.

In March of 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU shortens the amortization period for the premium from the adjustment of yield over the contractual life of the instrument to the earliest call date. The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. As the Company’s existing accounting policy was in accordance with the amendments of this ASU, we elected to early adopt as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

Statement of Cash Flows

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the amendments of this ASU as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

Income Taxes

In October of 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted the amendments of this ASU as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present the service cost component separately from other components of net benefit cost on the income statement. We adopted the amendments of this ASU as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

In May of 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. We adopted the amendments of this ASU as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. Management has reviewed this update and other ASU’s that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-02.

The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the process of implementing a new leasing system that will allow us to better account for the leases in accordance with the new guidance. We are assessing new system updates to ensure both qualitative and quantitative data requirements will be met at the time of adoption. The Company’s leases primarily consist of leased office space, automobiles and information technology equipment. At December 31, 2017, the Company had approximately $43 million of minimum lease commitments from these operating leases (refer to Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K). The adoption of this ASU will result in an increase in our reported assets and liabilities on the consolidated balance sheets due to the recognition of the right-of-use asset and lease liability, and we are in the process of quantifying the expected impact.

Allowance for Finance Receivables Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model will require earlier recognition of credit losses than the incurred loss approach. Therefore, we would expect changes in the allowance for finance receivable losses will be driven primarily by the nature and growth of the Company’s loan portfolio and the economic environment at that time.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We continue to make progress in developing an acceptable model to estimate the expected credit losses. After the model has been reviewed and validated in accordance with our governance policies, the Company will provide further disclosure regarding the estimated impact on our allowance for finance receivables losses. In addition to the development of the model, we are assessing the additional disclosure requirements from this update. We believe the adoption of this ASU will have a material effect on our consolidated financial statements through an increase to the allowance for finance receivable losses and a corresponding one-time cumulative effect reduction to retained earnings in the consolidated balance sheet as of the beginning of the year of adoption. We are in the process of quantifying the expected impacts.

Income Taxes

In February of 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income, which permits the reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings from the passage of the Tax Act. This update requires additional disclosures describing the nature of the stranded tax effects. The amendments within this ASU become effective for the Company for fiscal years beginning after January 1, 2019, with early adoption permitted. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statements.
We do not believe that any other accounting pronouncements issued during the three months ended March 31, 2018, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivable types include personal loans and other receivables as defined below:

•	Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years.

•
Other receivables — consist of our loan portfolios in a liquidating status. We ceased originating real estate loans and purchasing retail sales contracts and revolving retail accounts. We continue to service or sub-service the liquidating real estate loans and retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

Beginning in 2018, we combined real estate and retail sales finance loans into “Other Receivables.” Previously, we presented real estate and retail sales finance loans as distinct receivable types. In order to conform to this new alignment, we have revised our prior period finance receivable disclosures.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

March 31, 2018
Gross receivables (a)(b)	$5,280	$128	$5,408
Unearned points and fees	(65)	—	(65)
Accrued finance charges	74	1	75
Deferred origination costs	47	—	47
Total	$5,336	$129	$5,465

December 31, 2017
Gross receivables (a)(b)	$5,248	$133	$5,381
Unearned points and fees	(66)	—	(66)
Accrued finance charges	78	1	79
Deferred origination costs	48	—	48
Total	$5,308	$134	$5,442

(a)	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the UPB and the remaining unearned discount, net of premium established at the time of purchase to reflect the finance receivable balance at its initial fair value;

•	Finance receivables originated subsequent to the Fortress Acquisition — gross finance receivables equal the UPB;

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables — gross finance receivables equal the UPB and, if applicable, the remaining unearned discount, net of premium established at the time of purchase if previously purchased as a performing receivable.

(b)	As of January 1, 2018, we have reclassified unearned finance charges to gross receivables. To conform to this presentation, we have reclassified the prior period.

At March 31, 2018 and December 31, 2017, unused lines of credit extended to customers by the Company were immaterial.

CREDIT QUALITY INDICATOR

We consider the value and recoverability of collateral, if any, securing a loan at loan origination and the delinquency status of our finance receivables as our primary credit quality indicators. At March 31, 2018, 56% of our personal loans were secured by titled collateral, compared to 57% at December 31, 2017. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Other Receivables	Total

March 31, 2018
Performing
Current	$5,112	$103	$5,215
30-59 days past due	63	7	70
60-89 days past due	47	2	49
Total performing	5,222	112	5,334
Nonperforming
90-179 days past due	110	3	113
180 days or more past due	4	14	18
Total nonperforming	114	17	131
Total	$5,336	$129	$5,465

December 31, 2017
Performing
Current	$5,063	$104	$5,167
30-59 days past due	75	8	83
60-89 days past due	55	3	58
Total performing	5,193	115	5,308
Nonperforming
90-179 days past due	112	4	116
180 days or more past due	3	15	18
Total nonperforming	115	19	134
Total	$5,308	$134	$5,442

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

At March 31, 2018 and December 31, 2017, finance receivables held for sale totaled $126 million and $132 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired FA Loans held for investment and held for sale were as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

FA Loans (a)
Carrying amount, net of allowance	$54	$57
Outstanding balance (b)	91	94
Allowance for purchased credit impaired finance receivable losses	9	9

(a)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

Carrying amount	$42	$44
Outstanding balance	69	72

(b)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

The allowance for purchased credit impaired finance receivable losses at March 31, 2018 and December 31, 2017, reflected the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired FA Loans held for investment and held for sale were as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017

Balance at beginning of period	$53	$60
Accretion (a)	(1)	(1)
Balance at end of period	$52	$59

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were immaterial for the three months ended March 31, 2018 and 2017.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

March 31, 2018
TDR gross finance receivables (b)	$124	$138	$262
TDR net finance receivables	123	139	262
Allowance for TDR finance receivable losses	48	12	60

December 31, 2017
TDR gross finance receivables (b)	$112	$139	$251
TDR net finance receivables	111	140	251
Allowance for TDR finance receivable losses	44	12	56

(a)	Other Receivables held for sale included in the table above were as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

TDR gross finance receivables	$88	$90
TDR net finance receivables	89	91

(b)	As defined earlier in this Note.

As of March 31, 2018, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables *	Total

Three Months Ended March 31, 2018
TDR average net receivables	$117	$139	$256
TDR finance charges recognized	3	2	5

Three Months Ended March 31, 2017
TDR average net receivables	$48	$134	$182
TDR finance charges recognized	1	2	3

*	Other Receivables held for sale included in the table above were as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017

TDR average net receivables	$90	$89
TDR finance charges recognized	1	1

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

Three Months Ended March 31, 2018
Pre-modification TDR net finance receivables	$33	$2	$35
Post-modification TDR net finance receivables:
Rate reduction	$26	$2	$28
Other (b)	7	—	7
Total post-modification TDR net finance receivables	$33	$2	$35
Number of TDR accounts	5,894	29	5,923

Three Months Ended March 31, 2017
Pre-modification TDR net finance receivables	$15	$3	$18
Post-modification TDR net finance receivables:
Rate reduction	$10	$3	$13
Other (b)	4	—	4
Total post-modification TDR net finance receivables	$14	$3	$17
Number of TDR accounts	2,740	64	2,804

(a)	Other Receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

Personal loans held for investment that were modified as TDR personal loans within the previous 12 months and for which there was a default during the period to cause the TDR personal loans to be considered nonperforming (90 days or more past due) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017

TDR net finance receivables *	$6	$3
Number of TDR accounts	1,190	585

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR other receivables for the three months ended March 31, 2018 and 2017 that defaulted during the previous 12-month period were immaterial.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Consolidated Total

Three Months Ended March 31, 2018
Balance at beginning of period	$216	$24	$240
Provision for finance receivable losses	81	—	81
Charge-offs	(98)	(1)	(99)
Recoveries	15	1	16
Balance at end of period	$214	$24	$238

Three Months Ended March 31, 2017
Balance at beginning of period	$184	$20	$204
Provision for finance receivable losses	70	1	71
Charge-offs	(99)	(1)	(100)
Recoveries	21	—	21
Balance at end of period	$176	$20	$196

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

March 31, 2018
Allowance for finance receivable losses:
Collectively evaluated for impairment	$166	$3	$169
Purchased credit impaired finance receivables	—	9	9
TDR finance receivables	48	12	60
Total	$214	$24	$238

Finance receivables:
Collectively evaluated for impairment	$5,213	58	$5,271
Purchased credit impaired finance receivables	—	21	21
TDR finance receivables	123	50	173
Total	$5,336	$129	$5,465

Allowance for finance receivable losses as a percentage of finance receivables	4.02%	18.72%	4.36%

December 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$172	$3	$175
Purchased credit impaired finance receivables	—	9	9
TDR finance receivables	44	12	56
Total	$216	$24	$240

Finance receivables:
Collectively evaluated for impairment	$5,197	$63	$5,260
Purchased credit impaired finance receivables	—	22	22
TDR finance receivables	111	49	160
Total	$5,308	$134	$5,442

Allowance for finance receivable losses as a percentage of finance receivables	4.06%	18.27%	4.41%

5. Finance Receivables Held for Sale

We report finance receivables held for sale of $126 million at March 31, 2018 and $132 million at December 31, 2017, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At March 31, 2018 and December 31, 2017, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

We did not have any material transfers to or from finance receivables held for sale during the three months ended March 31, 2018 and 2017.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$17	$—	$—	$17
Obligations of states, municipalities, and political subdivisions	66	—	(1)	65
Non-U.S. government and government sponsored entities	4	—	—	4
Corporate debt	296	3	(6)	293
Mortgage-backed, asset-backed, and collateralized:
RMBS	39	—	(1)	38
CMBS	23	—	—	23
CDO/ABS	43	—	—	43
Total	$488	$3	$(8)	$483

December 31, 2017
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$17	$—	$—	$17
Obligations of states, municipalities, and political subdivisions	70	—	—	70
Non-U.S. government and government sponsored entities	4	—	—	4
Corporate debt	322	4	(2)	324
Mortgage-backed, asset-backed, and collateralized:
RMBS	35	—	—	35
CMBS	23	—	—	23
CDO/ABS	53	—	—	53
Total	$524	$4	$(2)	$526

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

March 31, 2018
U.S. government and government sponsored entities	$8	$—	$8	$—	$16	$—
Obligations of states, municipalities, and political subdivisions	39	—	12	(1)	51	(1)
Non-U.S. government and government sponsored entities	3	—	—	—	3	—
Corporate debt	159	(4)	64	(2)	223	(6)
RMBS	17	(1)	12	—	29	(1)
CMBS	6	—	15	—	21	—
CDO/ABS	27	—	10	—	37	—
Total	$259	$(5)	$121	$(3)	$380	$(8)

December 31, 2017
U.S. government and government sponsored entities	$13	$—	$1	$—	$14	$—
Obligations of states, municipalities, and political subdivisions	35	—	12	—	47	—
Corporate debt	120	(1)	69	(1)	189	(2)
RMBS	14	—	12	—	26	—
CMBS	6	—	15	—	21	—
CDO/ABS	30	—	10	—	40	—
Total	$218	$(1)	$119	$(1)	$337	$(2)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 251 and 212 investment securities in an unrealized loss position at March 31, 2018 and December 31, 2017, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at March 31, 2018, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended March 31, 2018 and 2017, we did not recognize any other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues.

During the three months ended March 31, 2018 and 2017, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Proceeds from sales and redemptions	$39	$51

Net realized gains *	$—	$2

*	Realized losses on available-for-sale securities sold or redeemed during the three months ended March 31, 2018 and 2017 were less than $1 million.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2018 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$56	$56
Due after 1 year through 5 years	173	177
Due after 5 years through 10 years	29	29
Due after 10 years	121	121
Mortgage-backed, asset-backed, and collateralized securities	104	105
Total	$483	$488

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $4 million and $8 million at March 31, 2018 and December 31, 2017, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

Fixed maturity other securities:
Corporate debt	$1	$3
Preferred stock *	6	5
Other long-term investments	1	1
Total	$8	$9

*	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Unrealized gains (losses) on other securities held at March 31, 2018 and 2017 and net realized gains (losses) on other securities sold or redeemed during the 2018 and 2017 periods were immaterial for the three months ended March 31, 2018 and 2017. We report these gains and losses in investment revenues.

7. Transactions with Affiliates

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. On February 12, 2018, Nationstar’s parent, Nationstar Mortgage Holdings Inc. (“NSM”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). In connection with the closing of the transactions contemplated by the Merger Agreement, investment funds managed by affiliates of Fortress have agreed to elect to receive cash merger consideration with respect to no less than 50% of the shares in NSM held by such funds and, following such closing, will no longer indirectly own a majority interest in Nationstar. The subservicing fees paid to Nationstar were immaterial for the three months ended March 31, 2018 and 2017.

8. Related Party Transactions

Notes Receivable from Parent and Affiliates: The table below sets forth the note receivables from our parent and affiliates. We describe our affiliate lending in Note 11 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

(dollars in millions)	Note Balance		Interest Income (a) Three Months Ended March 31,
	March 31, 2018	December 31, 2017	2018	2017
SFI Note	$380	$390	$6	$5
IH Cash Services Note	2,835	2,883	41	45
OMFH Demand Note (b)	1,416	1,215	21	9
Total	$4,631	$4,488	$68	$59

(a) Reported in interest income on notes receivable from parent and affiliates. The interest rate on notes receivable from parent and affiliates is SFC’s cost of funds rate, which was 5.81% at March 31, 2018 and 6.28% at March 31, 2017.

(b) The maximum amount available increased from $1.6 billion to $2.7 billion effective March 28, 2018.

Note Payable to Affiliate: On December 1, 2015, in connection with the closing of the OneMain Acquisition, OMFH entered into a revolving demand note with SFC whereby OMFH agreed to make advances to SFC from time to time. SFC is required to use any advances for general corporate purposes. At March 31, 2018, the maximum amount that OMFH may advance to SFC is $750 million. At March 31, 2018 and December 31, 2017, no amounts were drawn by SFC under the note. We did not incur interest expense on the note payable to OMFH for the three months ended March 31, 2018 and 2017.

OGSC Services Agreement: OGSC provides variety of services to various affiliates under a services agreement. SFC is currently a party to this services agreement and formerly, through its subsidiaries had license and building lease agreements with OGSC as well. See Note 11 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K for more information about these agreements.

During the three months ended March 31, 2018 and 2017, SFC recorded $71 million and $59 million, respectively, of service fee expenses which are included in operating expenses. SFC did not record any expenses related to the terminated license or building lease agreements for the three months ending March 31, 2018. For the three months ending March 31, 2017, license and building lease expenses were immaterial.

Loan Servicing Fees: SFC’s intercompany agreement with OMFH relates to the servicing of its loans by legacy OneMain branches (expense to SFC) and OMFH loans serviced by legacy SFC branches (income to SFC). The servicing fee is based on a percentage of the outstanding principal balance of the serviced loans. During the three months ended March 31, 2018, SFC recorded $3 million of service fee expenses and $4 million of service fee income. During the three months ended March 31, 2017, SFC recorded $3 million of service fee expenses and $3 million of service fee income.

Loan Referral Fees: OCLI provides personal loan application and credit underwriting services on behalf of SFC and charges a fee of $35 for each underwritten approved application referred to SFC, as well as any other fees agreed to by the parties. During the three months ended March 31, 2018 and March 31, 2017, SFC recorded $5 million of referral fee expense, respectively.

Insurance Subsidiaries: SFC incurs a payable whenever it finances or collects insurance premiums on policies issued by OMFH insurance subsidiaries or when SFC insurance subsidiaries incur insurance claims on insurance policies issued on OMFH loans. Conversely, SFC records a receivable when insurance claims are incurred on policies issued by insurance subsidiaries of OMFH on SFC loans. As a result of these transactions, at March 31, 2018, SFC had a $16 million payable to and a $1 million receivable from OMFH subsidiaries. At December 31, 2017, SFC insurance subsidiaries had a $22 million payable to and a $4 million receivable from OMFH subsidiaries.

Home and Auto Membership Plans: SFC collects optional home and auto membership plan fees that are payable to subsidiaries of OMFH. SFC’s payable to OMFH subsidiaries for these fees was $3 million at March 31, 2018. The amount payable at December 31, 2017 was $2 million.

Loan Purchase and Sale Agreements: From time to time, OCLI enters into loan purchase and sale agreements with certain subsidiaries of SFC pursuant to which OCLI sells certain personal loans and continues to service the loans. There were no loan sales during the three months ended March 31, 2018 or March 31, 2017. Loan servicing fees were less than $1 million for the three months ending March 31, 2018 and March 31, 2017, respectively.

Parent and Affiliate Receivables and Payables: Receivables from parent and affiliate totaled $122 million and $11 million at March 31, 2018 and December 31, 2017, respectively, and are included in other assets. Payables to parent and affiliate totaled $91 million and $110 million at March 31, 2018 and December 31, 2017, respectively, and are included in other liabilities.

OMAS Debt Purchases: As of March 31, 2018, OMAS, a subsidiary of OMFH, held a total of $10 million principal amount of SFC’s medium-term notes which were obtained in the open market in three separate purchase transactions for an aggregate purchase price of $10 million. These notes had a carrying value of $9 million.

These purchase transactions did not impact our consolidated financial statements and there are no plans for OMAS to make future purchases of SFC debt.

9. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at March 31, 2018 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.50%	5.25% - 8.25%	3.47%

Remainder of 2018	—	—	—	—
2019	—	700	—	700
2020	—	1,300	—	1,300
2021	—	650	—	650
2022	—	1,000	—	1,000
2023-2067	—	2,425	350	2,775
Securitizations (b)	3,233	—	—	3,233
Total principal maturities	$3,233	$6,075	$350	$9,658

Total carrying amount	$3,221	$5,898	$172	$9,291
Debt issuance costs (c)	$(12)	$(45)	$—	$(57)

(a)
The interest rates shown are the range of contractual rates in effect at March 31, 2018. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.47% as of March 31, 2018.

(b)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At March 31, 2018, there were no amounts drawn under our revolving conduit facilities. See Note 10 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $10 million at March 31, 2018 and are reported in other assets.

SFC’S OFFERING OF 6.875% SENIOR NOTES DUE 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 (the “6.875% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a Fifth Supplemental Indenture, dated as of March 12, 2018 (the “SFC Fifth Supplemental Indenture” and, collectively, with the SFC Base Indenture, the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, the SFC Third Supplemental

Indenture, and the SFC Fourth Supplemental Indenture, the “SFC Senior Notes Indentures”), pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis.

SFC intends to use the net proceeds from the sale of the 6.875% SFC Notes for general corporate purposes, which may include debt repurchases and repayments.

The 6.875% SFC Notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

The notes may be redeemed at any time and from time to time, at the option of SFC, in whole or in part at a “make-whole” redemption price specified in the SFC Senior Notes Indentures. The notes will not have the benefit of any sinking fund.

GUARANTY AGREEMENTS

OMH entered into the SFC Base Indenture and the following SFC supplemental indentures, pursuant to which OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis the payments of principal, premium (if any) and interest on the following notes:

Guarantee Agreement	Date Entered	SFC Supplemental Indentures	Interest rate	March 31, 2018 Outstanding balance (dollars in millions)

6.875% SFC Notes	3/12/2018	SFC Fifth Supplemental Indenture	6.875%	$1,250
5.625% SFC Notes	12/8/2017	SFC Fourth Supplemental Indenture	5.625%	875
6.125% SFC Notes	5/15/2017	SFC Third Supplemental Indenture	6.125%	1,000
8.25% SFC Notes	4/11/2016	SFC Second Supplemental Indenture	8.25%	1,000
5.25% SFC Notes	12/3/2014	SFC First Supplemental Indenture	5.25%	700

The supplemental indentures listed above contain covenants that, among other things, (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The SFC Senior Notes Indentures also provide for events of default which, if any of them were to occur, would permit or require the principal of and accrued interest on the SFC Notes to become, or to be declared, due and payable. We describe our guarantee agreements in Note 12 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consisted of the following:

•	8.25% Senior Notes due 2023;

•	7.75% Senior Notes due 2021;

•	6.00% Senior Notes due 2020; and

•	the Junior Subordinated Debenture;

The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of March 31, 2018, $1.6 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

10. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitization and conduit transactions. We have determined that we are the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings.

See Note 3 and Note 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K for more detail regarding VIEs.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$2	$2
Finance receivables:
Personal loans	3,467	3,334
Allowance for finance receivable losses	137	141
Restricted cash and restricted cash equivalents	238	158
Other assets	10	11

Liabilities
Long-term debt	$3,221	$3,041
Other liabilities	5	6

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

Our securitized borrowings at March 31, 2018 consisted of the following:

(dollars in millions)	Issue Amount (a)	Current Note Amounts Outstanding (a)	Current Weighted Average Interest Rate	Original Revolving Period	Issue Date	Maturity Date

Consumer Securitizations:
SLFT 2015-A	$1,163	$1,053	3.50%	3 years	02/26/15	11/2024
SLFT 2015-B	314	314	3.78%	5 years	04/07/15	05/2028
SLFT 2016-A (b)	532	500	3.10%	2 years	12/14/16	11/2029
SLFT 2017-A (b)	652	619	2.98%	3 years	06/28/17	07/2030
OMFIT 2018-2 (c)	368	350	3.87%	5 years	03/19/18	03/2033
Total consumer securitizations		2,836

Auto Securitizations:
ODART 2016-1 (b)	754	142	3.19%	—	07/19/16	Various
ODART 2017-1 (b)	300	255	2.63%	1 year	02/01/17	Various
Total auto securitizations		397

Total secured structured financings		$3,233

(a)
Issue Amount includes the retained interest amounts as applicable and as noted below while the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.

(b)
For these borrowings, we describe our consumer and auto securitizations initial retained amounts in Note 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

(c)	OMFIT 2018-2 Securitization. We initially retained approximately $18 million of the asset-backed notes.

REVOLVING CONDUIT FACILITIES

As of March 31, 2018, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End	Backed by Loans Acquired from Subsidiaries of	Due and Payable (a)

First Avenue Funding, LLC	$250	$—	June 2018	SFC - auto loans	(b)
Seine River Funding, LLC	500	—	December 2019	SFC - personal loans	December 2022
Thur River Funding, LLC	350	—	June 2020	SFC - personal loans	February 2027
Mystic River Funding, LLC	850	—	September 2020	SFC - personal loans and auto loans	October 2023
Fourth Avenue Auto Funding, LLC	250	—	September 2020	SFC - auto loans	October 2021
Total	$2,200	$—

(a)
The date following the revolving period that the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying loans and will be due and payable in full.

(b)
For First Avenue Funding, LLC, principal amount of the notes, if any, will be reduced as cash payments are received on the underlying direct auto loans and will be due and payable in full 12 months following the maturity of the last direct auto loan held by First Avenue Funding, LLC.

VIE INTEREST EXPENSE

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three months ended March 31, 2018 totaled $30 million, compared to $27 million for the three months ended March 31, 2017.

11. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable) were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2018	2017

Balance at beginning of period	$66	$70
Less reinsurance recoverables	(20)	(22)
Net balance at beginning of period	46	48
Additions for losses and loss adjustment expenses incurred to:
Current year	11	17
Prior years *	—	1
Total	11	18
Reductions for losses and loss adjustment expenses paid related to:
Current year	(5)	(7)
Prior years	(10)	(11)
Total	(15)	(18)
Net balance at end of period	42	48
Plus reinsurance recoverables	20	23
Balance at end of period	$62	$71

*	Reflects a shortfall in the prior years’ net reserves of $1 million at March 31, 2017 primarily resulting from increased estimates for claims incurred in prior periods.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2018
Balance at beginning of period	$1	$(1)	$—
Other comprehensive income before reclassifications	(9)	—	(9)
Balance at end of period	$(8)	$(1)	$(9)

Three Months Ended March 31, 2017
Balance at beginning of period	$(3)	$(4)	$(7)
Other comprehensive income before reclassifications	2	—	2
Reclassification adjustments from accumulated other comprehensive loss	(1)	—	(1)
Balance at end of period	$(2)	$(4)	$(6)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three months ended March 31, 2018 and March 31, 2017.
13. Income Taxes

At March 31, 2018 and December 31, 2017, we had a net deferred tax asset of $25 million and $24 million, respectively.

The effective tax rate for the three months ended March 31, 2018 was 24.7%, compared to 37.6% for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes and discrete expense for non-deductible compensation. The effective tax rate for the three months ended March 31, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the IRS. We are also under examination of various states for the years 2011 to 2016. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $11 million at March 31, 2018 and $11 million at December 31, 2017. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

SALES RECOURSE OBLIGATIONS

At March 31, 2018, our reserve for sales recourse obligations totaled $7 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. During the three months ended March 31, 2018 and 2017, we had no material repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At March 31, 2018, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

15. Benefit Plan

During the three months ended March 31, 2018 and 2017, the components of net periodic benefit cost with respect to our defined benefit pension plan was immaterial. We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At March 31, 2018, our two segments included Consumer and Insurance and Acquisitions and Servicing. The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include our liquidating real estate loan portfolio and our liquidating retail sales finance portfolio.

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

The accounting policies of the segments are the same as those disclosed in Note 3 and Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2018
Interest income	$322	$—	$5	$1	$328
Interest expense	120	—	5	5	130
Provision for finance receivable losses	80	—	(2)	3	81
Net interest income after provision for finance receivable losses	122	—	2	(7)	117
Other revenues (a)	31	—	66	(2)	95
Other expenses	136	1	5	(1)	141
Income (loss) before income tax expense (benefit)	$17	$(1)	$63	$(8)	$71

Assets (b)	$7,467	$—	$4,886	$(4)	$12,349

At or for the Three Months Ended March 31, 2017
Interest income	$290		$—	$6	$1	$297
Interest expense	104		—	6	17	127
Provision for finance receivable losses	70		—	1	—	71
Net interest income (loss) after provision for finance receivable losses	116		—	(1)	(16)	99
Other revenues (a)	49		—	59	(2)	106
Other expenses	158		—	4	—	162
Income before income tax expense	$7	—	$—	$54	$(18)	$43

Assets (b)	$5,452		$—	$4,481	$(67)	$9,866

(a)
Other revenues reported in “Other” primarily includes interest income on the Cash Services Note and on SFC’s note receivable from SFI. See Note 8 for further information on the notes receivable from parent and affiliates.

(b)	Assets reported in “Other” primarily includes notes receivable from parent and affiliates discussed above. See Note 8 for further information on the notes receivable from parent and affiliates.

17. Fair Value Measurements

The fair value of a financial instrument is the amount that would be expected to be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. The accounting policies of our Fair Value Measurements are the same as those disclosed in Note 3 and Note 23 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2018
Assets
Cash and cash equivalents	$1,431	$—	$—	$1,431	$1,431
Investment securities	—	490	1	491	491
Net finance receivables, less allowance for finance receivable losses	—	—	5,718	5,718	$5,227
Finance receivables held for sale	—	—	134	134	126
Notes receivable from parent and affiliates	—	4,631	—	4,631	4,631
Restricted cash and restricted cash equivalents	251	—	—	251	251
Other assets (a)	—	122	11	133	133

Liabilities
Long-term debt	$—	$9,725	$—	$9,725	$9,291
Other liabilities (b)	—	91	—	91	91

December 31, 2017
Assets
Cash and cash equivalents	$240	$4	$—	$244	$244
Investment securities	—	534	2	536	536
Net finance receivables, less allowance for finance receivable losses	—	—	5,710	5,710	5,202
Finance receivables held for sale	—	—	139	139	132
Notes receivable from parent and affiliates	—	4,488	—	4,488	4,488
Restricted cash and restricted cash equivalents	169	—	—	169	169
Other assets (a)	—	11	12	23	23

Liabilities
Long-term debt	$—	$8,369	$—	$8,369	$7,865
Other liabilities (b)	—	110	—	110	110

(a)
Other assets include receivables from parent and affiliates, escrow advance receivable, and commercial mortgage loans. Total carrying value of receivables from parent and affiliates totaled $122 million at March 31, 2018 and $11 million at December 31, 2017.

(b)	Consists of payables to parent and affiliates.

See Note 8 for further information on our related party transactions.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 *

March 31, 2018
Assets
Cash equivalents in mutual funds	$1,355	$—	$—	$1,355
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	17	—	17
Obligations of states, municipalities, and political subdivisions	—	65	—	65
Non-U.S. government and government sponsored entities	—	4	—	4
Corporate debt	—	293	—	293
RMBS	—	38	—	38
CMBS	—	23	—	23
CDO/ABS	—	43	—	43
Total available-for-sale securities	—	483	—	483
Other securities
Bonds:
Corporate debt	—	1	—	1
Total bonds	—	1	—	1
Preferred stock	—	6	—	6
Other long-term investments	—	—	1	1
Total other securities	—	7	1	8
Total investment securities	—	490	1	491
Restricted cash in mutual funds	213	—	—	213
Total	$1,568	$490	$1	$2,059

*
Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2018, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2017
Assets
Cash equivalents in mutual funds	$142	$—	$—	$142
Cash equivalents in securities	—	4	—	4
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	17	—	17
Obligations of states, municipalities, and political subdivisions	—	70	—	70
Non-U.S. government and government sponsored entities	—	4	—	4
Corporate debt	—	324		324
RMBS	—	35	—	35
CMBS	—	23	—	23
CDO/ABS	—	53	—	53
Total available-for-sale securities (b)	—	526	—	526
Other securities
Bonds:
Corporate debt	—	3	—	3
Total bonds	—	3	—	3
Preferred stock	—	5	—	5
Other long-term investments	—	—	1	1
Total other securities	—	8	1	9
Total investment securities	—	534	1	535
Restricted cash in mutual funds	159	—	—	159
Total	$301	$538	$1	$840

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

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2018.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three months ended March 31, 2018 and 2017.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 23 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K for information regarding our methods and assumptions used to estimate fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	various uncertainties and risks in connection with the OneMain Acquisition or Apollo-Värde Transaction, which may result in an adverse impact on us;

•	the impact of the Apollo-Värde Transaction on our relationships with employees and third parties;

•	various risks relating to continued compliance with the Settlement Agreement;

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

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the CFPB, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the enactment of the Tax Act;

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

We also direct readers to the other risks and uncertainties discussed in other documents we filed with the SEC.

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 600 branch offices in 28 states as of March 31, 2018 is staffed with expert personnel and is complemented by our online consumer loan origination business and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining a personal loan via our website, www.omf.com. (The information on our website is not incorporated by reference into this report.) In connection with our personal loan business, our insurance subsidiaries offer our customers credit and non-credit insurance.

In addition, we service loans owned by us and service or subservice loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At March 31, 2018, we had nearly 904,000 personal loans, representing $5.3 billion of net finance receivables, compared to 920,000 personal loans totaling $5.3 billion at December 31, 2017.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies, Merit and

Yosemite, and our related party insurance companies, AHL and Triton. There has been an operational shift from Merit and Yosemite to AHL and Triton for insurance products sold on both OMFH and SFC loans. We also offer home and auto membership plans of an unaffiliated company.

Our non-originating legacy products include:

•
Other Receivables — We ceased originating real estate loans in 2012 and purchasing retail sales contracts and revolving retail accounts in 2013. We continue to service or sub-service the liquidating real estate loans and retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

OUR SEGMENTS

At March 31, 2018, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

See Note 16 of the Notes to Condensed Consolidated Financial Statements included in this report for more information about our segments.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Apollo-Värde Transaction

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with the Initial Stockholder and OMH to acquire from the Initial Stockholder 54,937,500 shares of OMH’s common stock, representing the entire holdings of OMH’s stock beneficially owned by Fortress. The Apollo-Värde Transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions. Further, upon closing of the Apollo-Värde Transaction, we expect to recognize non-cash incentive compensation expense of approximately $108 million along with a capital contribution offset such that the overall impact to our shareholders’ equity will be neutral.

AIG Secondary Offering

On February 21, 2018, OMH entered into an underwriting agreement among OMH, the Initial Stockholder and Morgan Stanley & Co. LLC as underwriter in connection with the sale by Springleaf Financial Holdings, LLC of 4,179,678 shares of OMH common stock. These shares were beneficially owned by AIG Capital Corporation (“AIG”), a subsidiary of American International Group, Inc., and represented the entire holdings of OMH common stock beneficially owned by AIG. As disclosed in Note 21 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. In connection with the sale of OMH common stock by the Initial Stockholder on February 21, 2018, certain of the specified thresholds were satisfied. In accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $4 million in the first quarter of 2018 related to the incentive units with a capital contribution offset such that the impact to overall shareholders’ equity was neutral.

6.875% Senior Notes Due 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of 6.875% SFC Notes under the SFC Base Indenture, as supplemented by the SFC Fifth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis. For further information see Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report.

The Tax Act

On December 22, 2017, President Trump signed into law the Tax Act, which contains substantial changes to the Internal Revenue Code effective January 1, 2018, including a reduction in the federal corporate tax rate from 35% to 21%. For further information see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

OUTLOOK

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities to strengthen our capital base through the following key initiatives:

•	Continuing the growth in receivables through enhanced marketing strategies and customer product options;

•	Increasing tangible equity and reducing leverage; and

•	Maintaining a strong liquidity level with diversified funding sources.

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

(dollars in millions)	At or for the Three Months Ended March 31,
	2018	2017

Interest income	$328	$297
Interest expense	130	127
Provision for finance receivable losses	81	71
Net interest income after provision for finance receivable losses	117	99
Other revenues	95	106
Other expenses	141	162
Income before income taxes	71	43
Income taxes	17	16
Net income	$54	$27

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$5,465	$4,863
Number of accounts	908,308	898,642
Finance receivables held for sale:
Net finance receivables	$126	$148
Number of accounts	2,345	2,714
Finance receivables held for investment:
Average net receivables	$5,460	$4,894
Yield	24.10%	24.33%
Gross charge-off ratio	7.33%	8.29%
Recovery ratio	(1.21)%	(1.73)%
Net charge-off ratio	6.12%	6.56%
30-89 Delinquency ratio	2.18%	2.22%
Origination volume	$976	$773
Number of accounts originated	126,593	110,385

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three Months Ended March 31, 2018 and 2017

Interest income increased $31 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to continued growth in our personal loan finance receivables.

Interest expense increased $3 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to an increase in average debt offset by lower interest expense resulting from lower average interest rate on our debt.

See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $10 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily driven by the growth in the loan portfolio.

Other revenues decreased $11 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to (i) a decrease in insurance revenues of $16 million during 2018 due to an operational shift from Merit and Yosemite to AHL and Triton for insurance products sold on SFC loans (ii) a decrease in servicing charge income of $3 million for the finance receivables we no longer service related to the Lendmark portfolio and (iii) a decrease of $1 million in investment income primarily due to lower realized gains on investment securities sold. The decrease was offset by an increase of $9 million in interest income as a result of the increase in the average outstanding notes receivable from parent and affiliates in the 2018 period.

Other expenses decreased $21 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to the net of the following:

•	Other operating expenses decreased $15 million primarily due to lower information technology expenses of $7 million, lower occupancy costs of $4 million, and lower lending-related costs of $3 million.

•
Insurance policy benefits and claims decreased $9 million primarily due to favorable changes in reserves due to an operational shift from Merit and Yosemite to AHL and Triton for insurance products sold on SFC loans as well as favorable change in claims paid.

•
Salaries and benefits increased $3 million primarily due to the increase in non-cash incentive compensation expense relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock that were beneficially owned by AIG.

Income taxes totaled $17 million for the three months ended March 31, 2018 compared to $16 million for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 was 24.7% compared to 37.6% for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes and discrete tax expense for non-deductible compensation. The effective tax rate for the three months ended March 31, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance. We describe our adjusted pretax income (loss) in our “Results of Operations” of the Management’s Discussion and Analysis of Financial Condition in Part II - Item 7 included in our 2017 Annual Report on Form 10-K.

Adjusted pretax income (loss) is a non-GAAP financial measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income before income taxes on a Segment Accounting Basis to adjusted pretax income (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$17	$7
Adjustments (other)	1	—
Adjusted pretax income (non-GAAP)	$18	$7

Acquisitions and Servicing
Income (loss) before income taxes - Segment Accounting Basis	$(1)	$—
Adjustments	—	—
Adjusted pretax income (non-GAAP)	$(1)	$—

Other
Income (loss) before income taxes - Segment Accounting Basis	$63	$54
Adjustments	—	—
Adjusted pretax income (non-GAAP)	$63	$54

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

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2018	2017

Interest income	$322	$290
Interest expense	120	104
Provision for finance receivable losses	80	70
Net interest income after provision for finance receivable losses	122	116
Other revenues	31	49
Other expenses	135	158
Adjusted pretax income (non-GAAP)	$18	$7

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$5,336	$4,710
Number of accounts	903,868	892,111
Finance receivables held for investment:
Average net receivables	$5,329	$4,736
Yield	24.48%	24.84%
Gross charge-off ratio	7.41%	8.45%
Recovery ratio	(1.16)%	(1.76)%
Net charge-off ratio	6.25%	6.69%
30-89 Delinquency ratio	2.07%	2.03%
Origination volume	$976	$773
Number of accounts originated	126,593	110,385

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three Months Ended March 31, 2018 and 2017

Interest income increased $32 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to continued growth in our loan portfolio.

Interest expense increased $16 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to an increase in average debt.

Provision for finance receivable losses increased $10 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily driven by the growth in the loan portfolio.

Other revenues decreased $18 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to decreased insurance revenues of $16 million due to an operational shift from Merit and Yosemite to AHL and Triton for insurance products sold on SFC loans and an investment revenue decrease of $2 million due to lower realized gains on investment securities sold.

Other expenses decreased $23 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to the following:

•	Other operating expenses decreased $14 million primarily due to lower information technology expenses of $6 million, lower lending-related costs of $4 million, and lower occupancy costs of $3 million.

•
Insurance policy benefits and claims decreased $8 million primarily due to favorable changes in reserves due to an operational shift from Merit and Yosemite to AHL and Triton for insurance products sold on SFC loans as well as favorable change in claims paid.

•	Salaries and benefits decreased $1 million primarily due to a decrease in average staffing as a result of our integration initiatives.

ACQUISITIONS AND SERVICING

Adjusted pretax income (loss) (which is reported on an adjusted Segment Accounting Basis) was as follows:

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Other expenses	$1	$—
Adjusted pretax income (loss) (non-GAAP)	$(1)	$—

OTHER

“Other” consists of our non-originating legacy operations, which include other receivables consisting of (i) our liquidating real estate loan portfolio and (ii) our liquidating retail sales finance portfolio.

Adjusted pretax income of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Interest income	$5	$6
Interest expense	5	6
Provision for finance receivable losses	(2)	1
Net interest income (loss) after provision for finance receivable losses	2	(1)
Other revenues (a)	66	59
Other expenses (b)	5	4
Adjusted pretax income (non-GAAP)	$63	$54

(a)	Other revenue consists primarily of interest income on notes receivable from parents and affiliates.

(b)
Other expenses in 2018 include $4 million of non-cash incentive compensation expense related to the rights of certain executives to a portion of the cash proceeds from the sale of our common stock by the Initial Stockholder. See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this report.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	March 31,
	2018	2017
Net finance receivables held for investment:
Personal loans	$—	$6
Other receivables	136	158
Total	$136	$164

Net finance receivables held for sale:
Other receivables	$133	$151

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2018
Personal loans	$5,336	$—	$—	$5,336
Other receivables	—	136	(7)	129
Total	$5,336	$136	$(7)	$5,465

December 31, 2017
Personal loans	$5,308	$—	$—	$5,308
Other receivables	—	142	(8)	134
Total	$5,308	$142	$(8)	$5,442

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. We consider the value and recoverability of collateral, if any, securing a loan at loan origination and the delinquency status of our finance receivables as the primary indicators of credit quality. At March 31, 2018, 56% of our personal loans were secured by titled collateral, compared to 57% at December 31, 2017.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

March 31, 2018
FICO scores
660 or higher	$1,235	$43	$1,278
620-659	1,398	22	1,420
619 or below	2,703	64	2,767
Total	$5,336	$129	$5,465

December 31, 2017
FICO scores
660 or higher	$1,233	$45	$1,278
620-659	1,397	22	1,419
619 or below	2,678	67	2,745
Total	$5,308	$134	$5,442

DELINQUENCY

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

When finance receivables are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. Use of our centralized operations teams for managing late stage delinquency allows us to apply more advanced collections technologies/ tools and drives operating efficiencies in servicing. At 90 days contractually past due, we consider our finance receivables to be nonperforming.

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2018
Current	$5,112	$109	$(6)	$5,215
30-59 days past due	63	7	—	70
Delinquent (60-89 days past due)	47	2	—	49
Performing	5,222	118	(6)	5,334

Nonperforming (90+ days past due)	114	18	(1)	131
Total net finance receivables	$5,336	$136	$(7)	$5,465

Delinquency ratio
30-89 days past due	2.07%	6.91%	*	2.18%
30+ days past due	4.20%	20.04%	*	4.58%
60+ days past due	3.01%	14.84%	*	3.30%
90+ days past due	2.13%	13.12%	*	2.40%

December 31, 2017
Current	$5,064	$109	$(6)	$5,167
30-59 days past due	75	9	(1)	83
Delinquent (60-89 days past due)	54	4	—	58
Performing	5,193	122	(7)	5,308

Nonperforming (90+ days past due)	115	20	(1)	134
Total net finance receivables	$5,308	$142	$(8)	$5,442

Delinquency ratio
30-89 days past due	2.46%	8.60%	*	2.61%
30+ days past due	4.61%	22.75%	*	5.06%
60+ days past due	3.20%	16.66%	*	3.54%
90+ days past due	2.16%	14.15%	*	2.46%

*    Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the growth, credit quality, and collateral mix of the finance receivable portfolios and changes in economic conditions.

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2018
Balance at beginning of period	$215	$35	$(10)	$240
Provision for finance receivable losses	80	(2)	3	81
Charge-offs	(97)	(2)	—	(99)
Recoveries	16	—	—	16
Balance at end of period	$214	$31	$(7)	$238

Allowance ratio	4.02%	23.19%	(a)	4.36%

Three Months Ended March 31, 2017
Balance at beginning of period	$185	$31	$(12)	$204
Provision for finance receivable losses	70	1	—	71
Charge-offs	(99)	(2)	1	(100)
Recoveries	21	—	—	21
Balance at end of period	$177	$30	$(11)	$196

Allowance ratio	3.76%	18.24%	(a)	4.03%

(a) Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, the collateral mix, along with the volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2018
TDR net finance receivables	$123	$74	$(24)	$173
Allowance for TDR finance receivable losses	48	24	(12)	60

December 31, 2017
TDR net finance receivables	$111	$74	$(25)	$160
Allowance for TDR finance receivable losses	44	26	(14)	56

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

SFC’s Offering of 6.875% Senior Notes Due 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of the 6.875% SFC Notes under the SFC Base Indenture, as supplemented by the SFC Fifth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis. SFC intends to use the net proceeds from the sale of the 6.875% SFC Notes for general corporate purposes, which may include debt repurchases and repayments. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information of the issuance.

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2018, we completed one consumer loan securitization. At March 31, 2018, we had $3.5 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

SFC entered into various transaction agreements with OMFH in connection with the following securitizations sponsored by OMFH:

•	the OneMain Financial Issuance Trust 2017-1 (“OMFIT 2017-1”),

•	the OneMain Direct Auto Receivables Trust 2017-2 (“ODART 2017-2”), and

•	the OneMain Financial Issuance Trust 2018-1 (“OMFIT 2018-1”).

The terms of each of the above securitization transaction agreements permit us to sell, upon customary terms and conditions, including indemnification and repurchase provisions for breaches of representations and warranties, eligible consumer loans or auto loans, as applicable, during the revolving period. Through March 31, 2018, we have not sold any loans pursuant to OMFIT 2017-1, ODART 2017-2 or OMFIT 2018-1 securitizations.

Subsequent to March 31, 2018, we completed the following revolving conduit facility transaction:

•	On April 9, 2018, we borrowed $50 million under the Thur River Funding LSA

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At March 31, 2018, we had $1.4 billion of cash and cash equivalents, which included $52 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2018, we had $491 million of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

During the three months ended March 31, 2018, we generated net income of $54 million. Our net cash outflow from operating and investing activities totaled $143 million for the three months ended March 31, 2018. At March 31, 2018, our remaining scheduled principal and interest payments for 2018 on our existing debt (excluding securitizations) totaled $352 million. As of March 31, 2018, we had $1.9 billion UPB of unencumbered personal loans and $316 million UPB of unencumbered real estate loans (including $186 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $157 million for the three months ended March 31, 2018 reflected net income of $54 million, the impact of non-cash items, and an unfavorable change in working capital of $12 million. Net cash provided by operations of $233 million for the three months ended March 31, 2017 reflected net income of $27 million, the impact of non-cash items, and a favorable change in working capital of $101 million.

Investing Activities

Net cash used for investing activities of $300 million for the three months ended March 31, 2018 and 2017 was primarily due to net cash advances on intercompany notes receivable.

Financing Activities

Net cash provided by financing activities of $1.4 billion for the three months ended March 31, 2018 was primarily due to net issuances of long-term debt. Net cash used for financing activities of $39 million for the three months ended March 31, 2017 was primarily due to net repayments of long-term debt.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Our insurance subsidiaries did not pay any dividends during the three months ended March 31, 2018 and 2017.

DEBT COVENANTS

SFC Debt Agreements

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

As of March 31, 2018, SFC was in compliance with all of the covenants under our debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.47% as of March 31, 2018.

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

Based upon SFC’s financial results for the three months ended March 31, 2018, a mandatory trigger event did not occur with respect to the interest payment due in April of 2018, as SFC was in compliance with both required ratios discussed above.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our structured financings.

In addition to the structured financings, we had access to five conduit facilities with a total borrowing capacity of $2.2 billion as of March 31, 2018, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements included in this report. At March 31, 2018, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to March 31, 2018.

Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2018 or December 31, 2017, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of March 31, 2018, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•	allowance for finance receivable losses;

•	purchased credit impaired finance receivables;

•	TDR finance receivables;

•	fair value measurements; and

•	other intangible assets.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II - Item 7A included in our 2017 Annual Report on Form 10-K.

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

As of March 31, 2018, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in Part I, Item 1A of our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1
Fifth Supplemental Indenture, dated as of March 12, 2018, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 12, 2018.

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

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	May 3, 2018	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)