Form 10-Q
period 2018-06-30
SPRINGLEAF FINANCE CORP
filed 2018-08-03
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 1, 2018, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2017 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018
2022 SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and guaranteed by OMH
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
5.625% SFC Notes	$875 million of 5.625% Senior Notes due 2023 issued by SFC on December 8, 2017 and guaranteed by OMH
6.125% SFC Notes	collectively, the 2022 SFC Notes and the Additional SFC Notes
6.875% SFC Notes	$1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 issued by SFC on March 12, 2018 and guaranteed by OMH
7.125% SFC Notes	$900 million of 7.125% Senior Notes due 2026 issued by SFC on May 11, 2018 and guaranteed by OMH
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Additional SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and guaranteed by OMH
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segments
AHL	American Health and Life Insurance Company, an insurance subsidiary of OMFH
AIG	AIG Capital Corporation, a subsidiary of American International Group, Inc.
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction
the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018

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

Term or Abbreviation	Definition

GAAP	generally accepted accounting principles in the United States of America
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Independence	Independence Holdings, LLC
Indiana DOI	Indiana Department of Insurance
IRS	Internal Revenue Service
Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

LIBOR	London Interbank Offered Rate
Merit	Merit Life Insurance Co., an insurance subsidiary of SFC
Nationstar	Nationstar Mortgage LLC, dba “Mr. Cooper”
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
OCLI	OneMain Consumer Loan, Inc.
ODART	OneMain Direct Auto Receivables Trust
OGSC	OneMain General Services Corporation, successor to SGSC and SFMC
OM Loans	purchased credit impaired personal loans acquired in the OneMain Acquisition
OMFH	OneMain Financial Holdings, LLC
OMFH Indenture	Indenture entered into on December 11, 2014, as amended or supplemented from time to time, by OMFH and certain of its subsidiaries in connection with the issuance of the OMFH Notes
OMFH Notes	collectively, $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021
OMFH Supplemental Indenture	Second Supplemental Indenture dated as of November 8, 2016, to the OMFH Indenture
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OMFH, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
Other Securities	securities for which the fair value option was elected and equity securities. Other Securities recognize unrealized gains and losses in investment revenues
Other SFC Notes
collectively, SFC’s 8.25% Senior Notes due 2023, 7.75% Senior Notes due 2021, and 6.00% Senior Notes due 2020, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSUs	restricted stock units
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	First Supplemental Indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Fourth Supplemental Indenture	Fourth Supplemental Indenture dated as of December 8, 2017, to the SFC Base Indenture
SFC Fifth Supplemental Indenture	Fifth Supplemental Indenture dated as of March 12, 2018, to the SFC Base Indenture

Term or Abbreviation	Definition

SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Notes	collectively, the issued and outstanding senior unsecured notes issued pursuant to the SFC Senior Notes Indentures
SFC Second Supplemental Indenture	Second Supplemental Indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Senior Notes Indentures
the SFC Base Indenture as supplemented by the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, the SFC Third Supplemental Indenture, the SFC Fourth Supplemental Indenture, the SFC Fifth Supplemental Indenture and the SFC Sixth Supplemental Indenture

SFC Sixth Supplemental Indenture	Sixth Supplemental Indenture dated as of May 11, 2018, to the SFC Base Indenture
SFC Third Supplemental Indenture	Third Supplemental Indenture dated as of May 15, 2017, to the SFC Base Indenture
SFC Trust Guaranty Agreement
agreement entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities in connection with the Junior Subordinated Debenture

SFH
Springleaf Financial Holdings LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress that sold 54,937,500 shares of OMH’s common stock to the Apollo-Värde Group in the Apollo-Värde Transaction

SFI	Springleaf Finance, Inc.
SFMC	Springleaf Finance Management Corporation
SGSC	Springleaf General Services Corporation
Share Purchase Agreement
Share Purchase Agreement entered into on January 3, 2018, among the Apollo-Värde Group, SFH and OMH to acquire from SFH 54,937,500 shares of OMH’s common stock that was issued and outstanding as of such date, representing the entire holdings of OMH’s stock beneficially owned by Fortress

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

SpringCastle Portfolio	loans acquired through the SpringCastle Joint Venture
Springleaf	OMH and its subsidiaries (other than OneMain)
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables
Texas DOI	Texas Department of Insurance
Triton	Triton Insurance Company, an insurance subsidiary of OMFH
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2018	December 31, 2017

Assets
Cash and cash equivalents	$520	$958
Investment securities	1,720	1,697
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $9.1 billion in 2018 and $9.8 billion in 2017)	15,341	14,775
Other receivables	124	134
Net finance receivables	15,465	14,909
Unearned insurance premium and claim reserves	(611)	(590)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $459 million in 2018 and $465 million in 2017)	(698)	(692)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,156	13,627
Finance receivables held for sale	123	132
Notes receivables from parent	316	391
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $569 million in 2018 and $482 million in 2017)	586	498
Goodwill	1,422	1,422
Other intangible assets	407	439
Other assets	528	481

Total assets	$19,778	$19,645

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $8.1 billion in 2018 and $8.7 billion in 2017)	$15,054	$15,050
Insurance claims and policyholder liabilities	690	737
Deferred and accrued taxes	3	46
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2018 and 2017)	411	410
Total liabilities	16,158	16,243
Commitments and contingent liabilities (Note 15)

Shareholder's equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2018 and December 31, 2017	5	5
Additional paid-in capital	2,020	1,909
Accumulated other comprehensive income (loss)	(26)	6
Retained earnings	1,621	1,482
Total shareholder's equity	3,620	3,402

Total liabilities and shareholder's equity	$19,778	$19,645

See Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest income:
Finance charges	$899	$768	$1,756	$1,521
Finance receivables held for sale originated as held for investment	3	4	6	7
Total interest income	902	772	1,762	1,528

Interest expense	220	203	420	405

Net interest income	682	569	1,342	1,123

Provision for finance receivable losses	259	233	512	476

Net interest income after provision for finance receivable losses	423	336	830	647

Other revenues:
Insurance	107	104	212	207
Investment	19	20	32	39
Interest income on notes receivable from parent	5	5	10	10
Net loss on repurchases and repayments of debt	(7)	(27)	(8)	(28)
Other	14	15	23	24
Total other revenues	138	117	269	252

Other expenses:
Operating expenses:
Salaries and benefits	287	178	467	354
Acquisition-related transaction and integration expenses	28	14	39	37
Other operating expenses	140	148	271	305
Insurance policy benefits and claims	51	46	96	91
Total other expenses	506	386	873	787

Income before income taxes	55	67	226	112

Income taxes	43	20	84	38

Net income	$12	$47	$142	$74

See Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$12	$47	$142	$74

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(13)	10	(37)	20
Retirement plan liability adjustments	—	4	—	4
Foreign currency translation adjustments	(2)	4	(5)	4
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	6	(4)	7	(7)
Retirement plan liability adjustments	2	(1)	1	(1)
Foreign currency translation adjustments	(2)	(2)	(1)	(2)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(9)	11	(35)	18
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	—	(4)	—	(8)
Income tax effect:
Net realized gains on available -for-sale securities	—	1	—	2
Reclassification adjustments included in net income, net of tax	—	(3)	—	(6)
Other comprehensive income (loss), net of tax	(9)	8	(35)	12

Comprehensive income	$3	$55	$107	$86

See Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2018	$5	1,909	$6	$1,482	$3,402
Non-cash incentive compensation from SFH	—	110	—	—	110
Share-based compensation expense, net of forfeitures	—	2	—	—	2
Withholding tax on share-based compensation	—	(1)	—	—	(1)
Other comprehensive income (loss)	—	—	(35)	—	(35)
Impact of AOCI reclassification due to the Tax Act	—	—	3	(3)	—
Net income	—	—	—	142	142
Balance, June 30, 2018	$5	$2,020	$(26)	$1,621	$3,620

Balance, January 1, 2017	$5	$1,906	$(6)	$1,368	$3,273
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive income	—	—	12	—	12
Dividend of SFMC to SFI	—	—	—	(38)	(38)
Net income	—	—	—	74	74
Balance, June 30, 2017	$5	$1,907	$6	$1,404	$3,322

See Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net income	$142	$74
Reconciling adjustments:
Provision for finance receivable losses	512	476
Depreciation and amortization	125	172
Deferred income tax charge (benefit)	10	(19)
Net loss on repurchases and repayments of debt	8	28
Non-cash incentive compensation from SFH	110	—
Share-based compensation expense, net of forfeitures	2	3
Other	8	—
Cash flows due to changes in other assets and other liabilities	(68)	87
Net cash provided by operating activities	849	821

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(1,116)	(875)
Cash advances on intercompany notes receivables	(29)	(206)
Proceeds from repayments of principal on intercompany notes receivables	101	110
Available-for-sale securities purchased	(394)	(351)
Available-for-sale securities called, sold, and matured	280	382
Trading and other securities called, sold, and matured	20	6
Other, net	(24)	4
Net cash used for investing activities	(1,162)	(930)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,739	2,633
Repayment of long-term debt	(3,776)	(2,254)
Cash dividend of SFMC	—	(10)
Withholding tax on share-based compensation	(1)	(2)
Net cash provided by (used for) financing activities	(38)	367

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(351)	258
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,457	1,121
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,106	$1,379

Supplemental cash flow information
Cash and cash equivalents	$520	$834
Restricted cash and restricted cash equivalents	586	545
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,106	$1,379

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$3	$5
Non-cash dividend of SFMC	—	(28)
Net unsettled investment security purchases	(1)	(3)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

1. Business and Basis of Presentation

Springleaf Finance Corporation is referred to in this report as SFC or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our” is a wholly owned subsidiary of SFI. SFI is a wholly owned subsidiary of OMH. On June 22, 2018, SFI entered into a contribution agreement with OMH, whereby OMH contributed all of the common interests of Independence to SFI. Immediately thereafter, SFI entered into a separate contribution agreement with SFC, pursuant to which SFI contributed all of the common interests of Independence to SFC. As a result of the contribution from SFI to SFC, Independence became a wholly owned direct subsidiary of SFC on June 22, 2018.

Independence, through its wholly owned subsidiary OMFH and OMFH’s subsidiaries, and SFC engage in the consumer finance and insurance businesses.

At December 31, 2017, prior to the transactions described below, Springleaf Financial Holdings LLC (“SFH”), owned approximately 44% of OMH’s common stock. SFH was owned primarily by a private equity fund managed by an affiliate of Fortress.

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with SFH and OMH to acquire from SFH 54,937,500 shares of OMH’s common stock, par value $0.01 per share, at a purchase price per share of $26.00, representing the entire holdings of OMH’s common stock beneficially owned by Fortress. This transaction closed on June 25, 2018 for an aggregate purchase price of approximately $1.4 billion in cash.

The Share Purchase Agreement was filed as Exhibit 10.1 to OMH’s Current Report on Form 8-K filed with the SEC on January 4, 2018. Upon closing of the Apollo-Värde Transaction, OMH entered into an Amended and Restated Stockholders’ Agreement, the terms of which are described in OMH’s Current Report on Form 8-K, filed with the SEC on June 25, 2018. As disclosed in Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if SFH makes distributions to one or more of its common members that exceed specified amounts. In connection with the Apollo-Värde Transaction, certain executive officers who are holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH as a result of their ownership interests in SFH. Although the distribution was not made by the Company or its subsidiaries, in accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

On February 21, 2018, OMH entered into an underwriting agreement among OMH, SFH and Morgan Stanley & Co. LLC as underwriter in connection with the sale by SFH of 4,179,678 shares of its common stock. These shares were beneficially owned by AIG Capital Corporation (“AIG”), a subsidiary of American International Group, Inc., and represented the entire holdings of OMH’s stock beneficially owned by AIG. In connection with this sale of OMH’s common stock by SFH, certain executive officers who are holders of SFH incentive units, as described above, received a distribution of approximately $4 million in the first quarter of 2018. Consistent with the accounting for distribution from the Apollo-Värde Transaction described above, the Company recognized non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. Again, the impact to the Company was non-cash, equity neutral and not tax deductible.

At June 30, 2018, the Apollo-Värde Group owned approximately 40.5% of OMH’s common stock.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using GAAP. These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements as revised to reflect the retrospective application of the contribution of Independence but does not include all disclosures required by GAAP. The statements include the accounts of SFC, its subsidiaries (all of which are wholly owned), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

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

The condensed consolidated financial statements in this report should be read in conjunction with SFC's Annual Report on Form 10-K for the year ended December 31, 2017 and our revised financial statement schedules included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018. We follow the same significant accounting policies for our interim reporting, except for the new accounting pronouncements subsequently adopted and disclosed in Note 3 below.

2. Significant Transaction

INDEPENDENCE CONTRIBUTION

On June 22, 2018, SFC entered into a Contribution Agreement with SFI, a wholly-owned subsidiary of OMH. Pursuant to the Contribution Agreement, Independence was contributed by SFI to SFC.

The Company has retrospectively recast the financial results for all periods to include Independence as required for transactions between entities under common control.

The following table presents the Company’s previously reported Consolidated Balance Sheet as of December 31, 2017 retrospectively recast for the contribution of Independence:

(dollars in millions)	December 31, 2017
	As Reported SFC	Independence	Adjustments	Consolidated SFC
Assets
Cash and cash equivalents	$244	$714	$—	$958
Investment securities	536	1,172	(11)	1,697
Net finance receivables:
Personal loans	5,308	9,467	—	14,775
Real estate loans *	128	—	—	128
Retail sales finance *	6	—	—	6
Net finance receivables	5,442	9,467	—	14,909
Unearned insurance premium and claim reserves	(108)	(482)	—	(590)
Allowance for finance receivable losses	(240)	(452)	—	(692)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	5,094	8,533	—	13,627
Finance receivables held for sale	132	—	—	132
Notes receivable from parent and affiliates	4,488	—	(4,097)	391
Restricted cash and restricted cash equivalents	169	329	—	498
Goodwill	—	1,422	—	1,422
Other intangible assets	15	424	—	439
Other assets	146	402	(67)	481
Total assets	$10,824	$12,996	$(4,175)	$19,645

Liabilities and Shareholder’s Equity
Long-term debt	$7,865	$7,195	$(10)	$15,050
Note payable to parent and affiliates	—	4,097	(4,097)	—
Insurance claims and policyholder liabilities	261	476	—	737
Deferred and accrued taxes	78	3	(35)	46
Other liabilities	214	229	(33)	410
Total liabilities	8,418	12,000	(4,175)	16,243
Commitments and contingent liabilities (Note 15)

Shareholder’s equity:
Common stock	5	—	—	5
Additional paid-in capital	799	1,110	—	1,909
Accumulated other comprehensive income	—	6	—	6
Retained earnings	1,602	(120)	—	1,482
Total shareholder’s equity	2,406	996	—	3,402
Total liabilities and shareholder’s equity	$10,824	$12,996	$(4,175)	$19,645

*	Amounts are combined into “Other Receivables” on the Condensed Consolidated Balance Sheet

The following tables present the Company’s previously reported Consolidated Statements of Operations for the three months and six months ended June 30, 2017 retrospectively recast for the contribution of Independence:

	Three Months Ended June 30, 2017
	As Reported SFC	Independence	Adjustments	Consolidated SFC
(dollars in millions)

Interest income:
Finance charges	$302	$466	$—	$768
Finance receivables held for sale originated as held for investment	4	—	—	4
Total interest income	306	466	—	772

Interest expense	129	131	(57)	203

Net interest income	177	335	57	569

Provision for finance receivable losses	91	142	—	233

Net interest income after provision for finance receivable losses	86	193	57	336

Other revenues:
Insurance	40	64	—	104
Investment	8	12	—	20
Interest income on notes receivable from parent and affiliates	62	—	(57)	5
Net loss on repurchases and repayments of debt	(27)	—	—	(27)
Other	4	18	(7)	15
Total other revenues	87	94	(64)	117

Other expenses:
Operating expenses:
Salaries and benefits	77	107	(6)	178
Acquisition-related transaction and integration expenses	—	—	14	14
Other operating expenses	65	98	(15)	148
Insurance policy benefits and claims	18	28	—	46
Total other expenses	160	233	(7)	386

Income before income tax expense	13	54	—	67

Income tax expense	5	15	—	20

Net income	$8	$39	$—	$47

(dollars in millions)	Six Months Ended June 30, 2017
	As Reported SFC	Independence	Adjustments	Consolidated SFC

Interest income:
Finance charges	$596	$925	$—	$1,521
Finance receivables held for sale originated as held for investment	7	—	—	7
Total interest income	603	925	—	1,528

Interest expense	256	260	(111)	405

Net interest income	347	665	111	1,123

Provision for finance receivable losses	162	314	—	476

Net interest income after provision for finance receivable losses	185	351	111	647

Other revenues:
Insurance	77	130	—	207
Investment	14	25	—	39
Interest income on notes receivable from parent and affiliates	121	—	(111)	10
Net loss on repurchases and repayments of debt	(27)	(1)	—	(28)
Other	8	30	(14)	24
Total other revenues	193	184	(125)	252

Other expenses:
Operating expenses:
Salaries and benefits	156	211	(13)	354
Acquisition-related transaction and integration expenses	—	—	37	37
Other operating expenses	132	211	(38)	305
Insurance policy benefits and claims	34	57	—	91
Total other expenses	322	479	(14)	787

Income before income tax expense	56	56	—	112

Income tax expense	21	17	—	38

Net income	$35	$39	$—	$74

The following table presents the Company’s previously reported Consolidated Statement of Cash Flows for the six months ended June 30, 2017 retrospectively recast for the contribution of Independence:

	Six Months Ended June 30, 2017
(dollars in millions)	As Reported SFC	Independence	Adjustments	Consolidated SFC

Cash flows from operating activities
Net income	$35	$39	$—	$74
Reconciling adjustments:
Provision for finance receivable losses	162	314	—	476
Depreciation and amortization	75	97	—	172
Deferred income tax benefit	(58)	39	—	(19)
Net loss on repurchases and repayments of debt	27	1	—	28
Share-based compensation expense, net of forfeitures	—	3	—	3
Other	2	(2)	—	—
Cash flows due to changes in:
Other assets and other liabilities *	111	47	—	158
Insurance claims and policyholder liabilities *	5	(36)	—	(31)
Taxes receivable and payable *	25	(56)	—	(31)
Accrued interest and finance charges *	(29)	22	—	(7)
Other, net *	(3)	1	—	(2)
Net cash provided by operating activities	352	469	—	821

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(307)	(568)	—	(875)
Cash advances on intercompany notes receivable	(1,335)	—	1,129	(206)
Proceeds from repayments of principal on intercompany notes receivable	491	—	(381)	110
Available-for-sale securities purchased	(182)	(169)	—	(351)
Available-for-sale securities called, sold, and matured	136	246	—	382
Trading and other securities called, sold, and matured	1	5	—	6
Other, net	6	(2)	—	4
Net cash provided by (used for) investing activities	(1,190)	(488)	748	(930)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	2,124	509	—	2,633
Repayments of long-term debt	(1,138)	(1,116)	—	(2,254)
Cash dividend of SFMC	(10)	—	—	(10)
Withholding tax on share-based compensation	—	(2)	—	(2)
Proceeds from intercompany note payable	—	1,129	(1,129)	—
Payments on intercompany note payable	—	(381)	381	—
Net cash provided by (used for) financing activities	976	139	(748)	367

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	138	120	—	258
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	467	654	—	1,121
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$605	$774	$—	$1,379

Consolidated Statement of Cash Flows (Continued)
	Six Months Ended June 30, 2017
(dollars in millions)	As Reported SFC	Independence	Adjustments	Consolidated SFC

Supplemental cash flow information
Cash and cash equivalents	$413	$421	$—	$834
Restricted cash and restricted cash equivalents	192	353	—	545
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$605	$774	$—	$1,379

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$5	$—	$—	$5
Net unsettled investment security purchases	(2)	(1)	—	(3)
Non-cash dividend of SFMC	(28)	—	—	(28)

*	Amounts are included in “Cash flows due to changes in other assets and other liabilities” on the Condensed Consolidated Statement of Cash Flows.

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2014-09. The Company’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required. We concluded that substantially all of the Company’s revenues are generated from activities that are outside the scope of this ASU. We adopted the amendments of this ASU as of January 1, 2018 and concluded they do not have a material impact on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income for financial liabilities measured under the fair value option, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. In February of 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall, which made technical corrections and improvements to the codification, specifically related to ASU 2016-01. The Company has adopted these ASUs as of January 1, 2018 using a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) shall be applied prospectively to equity investments that exist as of the date of adoption of this update. We adopted all other amendments of these ASUs as of January 1, 2018 and presented this change on a retrospective basis for all periods presented. We concluded that these ASUs do not have a material impact on our consolidated financial statements.

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

Statement of Cash Flows

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the amendments of this ASU as of January 1, 2018 and concluded that they do not have a material impact on our consolidated financial statements.

Income Taxes

In October of 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted the amendments of this ASU as of January 1, 2018 and concluded that they do not have a material impact on our consolidated financial statements.

In February of 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings from the passage of the Tax Act. This update requires additional disclosures describing the nature of the stranded tax effects. The amendments within this ASU become effective for the Company for fiscal years beginning after January 1, 2019, with early adoption permitted. We elected to early adopt as of April 1, 2018 and reclassified $3 million of stranded tax effects resulting in a decrease to retained earnings and an increase to accumulated other comprehensive income.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present the service cost component separately from other components of net benefit cost on the income statement. We adopted the amendments of this ASU as of January 1, 2018 and concluded that they do not have a material impact on our consolidated financial statements.

In May of 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. We adopted the amendments of this ASU as of January 1, 2018 and concluded that they do not have a material impact on our consolidated financial statements.

Goodwill Impairment

In January of 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 of the impairment testing process. The amendments in this ASU will become effective for the Company for fiscal years beginning January 1, 2020. We elected to early adopt as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-02.

The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the process of implementing a new leasing system that will allow us to better account for the leases in accordance with the new guidance. We are assessing new system updates to ensure both qualitative and quantitative data requirements will be met at the time of adoption. The Company’s leases primarily consist of leased office space, automobiles and information technology equipment. At December 31, 2017, the Company had approximately $167 million of minimum lease commitments from these operating leases (refer to Note 20 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1). The adoption of this ASU will result in an increase in our reported assets and liabilities on the consolidated balance sheets due to the recognition of the right-of-use asset and lease liability, and we are in the process of quantifying the expected impact.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. We continue to refine the development of an acceptable model to estimate the expected credit losses. After the model has been reviewed and validated in accordance with our governance policies, the Company will provide further disclosure regarding the estimated impact on our allowance for finance receivables losses. In addition to the development of the model, we are assessing the additional disclosure requirements from this update and the impact the adoption may have on any available-for-sale securities held by the Company. We believe the adoption of this ASU will have a material effect on our consolidated financial statements through an increase to the allowance for finance receivable losses and a corresponding one-time cumulative effect reduction to retained earnings in the consolidated balance sheet as of the beginning of the year of adoption. We are in the process of quantifying the expected impacts.

We do not believe that any other accounting pronouncements issued during the six months ended June 30, 2018, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivable types include personal loans and other receivables as defined below:

•	Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years.

•
Other receivables — consist of our loan portfolios in a liquidating status. We ceased originating real estate loans in 2012 and purchasing retail sales contracts and revolving retail accounts in 2013. We continue to service or sub-

service the liquidating real estate loans and retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

Beginning in 2018, we combined real estate and retail sales finance loans into “Other Receivables.” Previously, we presented real estate and retail sales finance loans as distinct receivable types. In order to conform to this new alignment, we have revised our prior period finance receivable disclosures.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

June 30, 2018
Gross receivables (a)(b)	$15,173	$123	$15,296
Unearned points and fees	(175)	—	(175)
Accrued finance charges	219	1	220
Deferred origination costs	124	—	124
Total	$15,341	$124	$15,465

December 31, 2017
Gross receivables (a)(b)	$14,617	$133	$14,750
Unearned points and fees	(168)	—	(168)
Accrued finance charges	210	1	211
Deferred origination costs	116	—	116
Total	$14,775	$134	$14,909

(a)	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the UPB and the remaining unearned discount, net of premium established at the time of purchase to reflect the finance receivable balance at its initial fair value;

•	Finance receivables originated subsequent to the OneMain Acquisition and the Fortress Acquisition — gross finance receivables equal the UPB;

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables — gross finance receivables equal the UPB and, if applicable, the remaining unearned premium, net of discount established at the time of purchase if previously purchased as a performing receivable.

(b)	As of January 1, 2018, we have reclassified unearned finance charges to gross receivables. To conform to this presentation, we have reclassified the prior period.

At June 30, 2018 and December 31, 2017, unused lines of credit extended to customers by the Company were immaterial.

CREDIT QUALITY INDICATOR

We consider the value and concentration of secured loans and the delinquency status of our finance receivables as our primary credit quality indicators. At June 30, 2018 and December 31, 2017, 44% and 43% of our personal loans were secured by titled collateral, respectively. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Other Receivables	Total

June 30, 2018
Performing
Current	$14,727	$95	$14,822
30-59 days past due	191	9	200
60-89 days past due	133	3	136
Total performing	15,051	107	15,158
Nonperforming
90-179 days past due	282	4	286
180 days or more past due	8	13	21
Total nonperforming	290	17	307
Total	$15,341	$124	$15,465

December 31, 2017
Performing
Current	$14,081	$104	$14,185
30-59 days past due	202	8	210
60-89 days past due	156	3	159
Total performing	14,439	115	14,554
Nonperforming
90-179 days past due	330	4	334
180 days or more past due	6	15	21
Total nonperforming	336	19	355
Total	$14,775	$134	$14,909

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of receivables purchased in connection with the OneMain Acquisition and the Fortress Acquisition.

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At June 30, 2018 and December 31, 2017, finance receivables held for sale totaled $123 million and $132 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 6 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

OM Loans
Carrying amount, net of allowance	$127	$176
Outstanding balance (a)	180	243
Allowance for purchased credit impaired finance receivable losses	—	6

FA Loans (b)
Carrying amount, net of allowance	$53	$57
Outstanding balance (a)	90	94
Allowance for purchased credit impaired finance receivable losses	9	9

(a)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

(b)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

Carrying amount	$41	$44
Outstanding balance	68	72

The allowance for purchased credit impaired finance receivable losses reflects the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017

OM Loans
Balance at beginning of period	$49	$48	$47	$59
Accretion	(8)	(9)	(14)	(20)
Reclassifications from (to) nonaccretable difference *	11	10	19	10
Balance at end of period	$52	$49	$52	$49

FA Loans
Balance at beginning of period	$52	$59	$53	$60
Accretion	(1)	(2)	(2)	(3)
Reclassifications from (to) nonaccretable difference *	—	(2)	—	(2)
Balance at end of period	$51	$55	$51	$55

*	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower)
estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

June 30, 2018
TDR gross finance receivables (b)	$376	$136	$512
TDR net finance receivables	378	136	514
Allowance for TDR finance receivable losses	157	12	169

December 31, 2017
TDR gross finance receivables (b)	$318	$139	$457
TDR net finance receivables	317	140	457
Allowance for TDR finance receivable losses	134	12	146

(a)	Other Receivables held for sale included in the table above were as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

TDR gross finance receivables	$87	$90
TDR net finance receivables	87	91

(b)	As defined earlier in this Note.

As of June 30, 2018, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables *	Total

Three Months Ended June 30, 2018
TDR average net receivables	$366	$137	$503
TDR finance charges recognized	11	2	13

Three Months Ended June 30, 2017
TDR average net receivables	$197	$140	$337
TDR finance charges recognized	9	2	11

Six Months Ended June 30, 2018
TDR average net receivables	$351	$138	$489
TDR finance charges recognized	22	4	26

Six Months Ended June 30, 2017
TDR average net receivables	$175	$138	$313
TDR finance charges recognized	15	4	19

*	Other Receivables held for sale included in the table above were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017

TDR average net receivables	$88	$91	$89	$90
TDR finance charges recognized	2	2	3	3

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

Three Months Ended June 30, 2018
Pre-modification TDR net finance receivables	$84	$—	$84
Post-modification TDR net finance receivables:
Rate reduction	$63	$—	$63
Other (b)	21	—	21
Total post-modification TDR net finance receivables	$84	$—	$84
Number of TDR accounts	12,711	15	12,726

Three Months Ended June 30, 2017
Pre-modification TDR net finance receivables	$115	$10	$125
Post-modification TDR net finance receivables:
Rate reduction	$79	$10	$89
Other (b)	35	—	35
Total post-modification TDR net finance receivables	$114	$10	$124
Number of TDR accounts	14,444	350	14,794

Six Months Ended June 30, 2018
Pre-modification TDR net finance receivables	$178	$2	$180
Post-modification TDR net finance receivables:
Rate reduction	$132	$2	$134
Other (b)	46	—	46
Total post-modification TDR net finance receivables	$178	$2	$180
Number of TDR accounts	27,363	44	27,407

Six Months Ended June 30, 2017
Pre-modification TDR net finance receivables	$159	$13	$172
Post-modification TDR net finance receivables:
Rate reduction	$118	$13	$131
Other (b)	39	—	39
Total post-modification TDR net finance receivables	$157	$13	$170
Number of TDR accounts	20,873	414	21,287

(a)	Other Receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

Personal loans held for investment that were modified as TDR personal loans within the previous 12 months and for which there was a default during the period to cause the TDR personal loans to be considered nonperforming (90 days or more past due) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017

TDR net finance receivables *	$18	$29	$35	$41
Number of TDR accounts	2,606	4,790	5,312	6,581

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR other receivables for the three and six months ended June 30, 2018 and 2017 that defaulted during the previous 12-month period were immaterial.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

Three Months Ended June 30, 2018
Balance at beginning of period	$661	$24	$685
Provision for finance receivable losses	260	(1)	259
Charge-offs	(276)	—	(276)
Recoveries	29	1	30
Balance at end of period	$674	$24	$698

Three Months Ended June 30, 2017
Balance at beginning of period	$643	$20	$663
Provision for finance receivable losses	232	1	233
Charge-offs	(251)	(2)	(253)
Recoveries	28	1	29
Balance at end of period	$652	$20	$672

Six Months Ended June 30, 2018
Balance at beginning of period	$668	$24	$692
Provision for finance receivable losses	513	(1)	512
Charge-offs	(563)	(1)	(564)
Recoveries	56	2	58
Balance at end of period	$674	$24	$698

Six Months Ended June 30, 2017
Balance at beginning of period	$666	$20	$686
Provision for finance receivable losses	474	2	476
Charge-offs	(545)	(3)	(548)
Recoveries	57	1	58
Balance at end of period	$652	$20	$672

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

June 30, 2018
Allowance for finance receivable losses:
Collectively evaluated for impairment	$517	$3	$520
Purchased credit impaired finance receivables	—	9	9
TDR finance receivables	157	12	169
Total	$674	$24	$698

Finance receivables:
Collectively evaluated for impairment	$14,836	$54	$14,890
Purchased credit impaired finance receivables	127	21	148
TDR finance receivables	378	49	427
Total	$15,341	$124	$15,465

Allowance for finance receivable losses as a percentage of finance receivables	4.40%	19.25%	4.52%

December 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$528	$3	$531
Purchased credit impaired finance receivables	6	9	15
TDR finance receivables	134	12	146
Total	$668	$24	$692

Finance receivables:
Collectively evaluated for impairment	$14,276	$63	$14,339
Purchased credit impaired finance receivables	182	22	204
TDR finance receivables	317	49	366
Total	$14,775	$134	$14,909

Allowance for finance receivable losses as a percentage of finance receivables	4.52%	18.27%	4.64%

6. Finance Receivables Held for Sale

We reported finance receivables held for sale of $123 million at June 30, 2018 and $132 million at December 31, 2017, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At June 30, 2018 and December 31, 2017, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

We did not have any material transfers to or from finance receivables held for sale during the three and six months ended June 30, 2018 and 2017.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$23	$—	$—	$23
Obligations of states, municipalities, and political subdivisions	135	—	(1)	134
Certificates of deposit and commercial paper	26	—	—	26
Non-U.S. government and government sponsored entities	134	—	(2)	132
Corporate debt	1,034	3	(26)	1,011
Mortgage-backed, asset-backed, and collateralized:
RMBS	118	1	(3)	116
CMBS	83	—	(1)	82
CDO/ABS	95	—	(1)	94
Total	$1,648	$4	$(34)	$1,618

December 31, 2017
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$28	$—	$—	$28
Obligations of states, municipalities, and political subdivisions	135	—	—	135
Certificates of deposit and commercial paper	60	—	—	60
Non-U.S. government and government sponsored entities	126	—	(1)	125
Corporate debt	941	12	(5)	948
Mortgage-backed, asset-backed, and collateralized:
RMBS	100	—	(1)	99
CMBS	88	—	(1)	87
CDO/ABS	96	—	—	96
Total	$1,574	$12	$(8)	$1,578

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

June 30, 2018
U.S. government and government sponsored entities	$12	$—	$8	$—	$20	$—
Obligations of states, municipalities, and political subdivisions	84	(1)	17	—	101	(1)
Non-U.S. government and government sponsored entities	63	(1)	57	(1)	120	(2)
Corporate debt	741	(22)	99	(4)	840	(26)
RMBS	80	(2)	32	(1)	112	(3)
CMBS	42	—	33	(1)	75	(1)
CDO/ABS	57	(1)	18	—	75	(1)
Total	$1,079	$(27)	$264	$(7)	$1,343	$(34)

December 31, 2017
U.S. government and government sponsored entities	$21	$—	$3	$—	$24	$—
Obligations of states, municipalities, and political subdivisions	65	—	20	—	85	—
Non-U.S. government and government sponsored entities	89	(1)	13	—	102	(1)
Corporate debt	387	(3)	93	(2)	480	(5)
RMBS	40	—	25	(1)	65	(1)
CMBS	40	—	38	(1)	78	(1)
CDO/ABS	48	—	26	—	74	—
Total	$690	$(4)	$218	$(4)	$908	$(8)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 1,872 and 1,229 investment securities in an unrealized loss position at June 30, 2018 and December 31, 2017, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at June 30, 2018, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended June 30, 2018 we did not recognize any other-than-temporary impairment credit losses and during the six months ended June 30, 2018 we recognized less than $1 million of other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues. During the three and six months ended June 30, 2017, we did not recognize any other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues.

During the three and six months ended June 30, 2018 and 2017, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Proceeds from sales and redemptions	$69	$167	$140	$280

Realized gains	$—	$5	$—	$9
Realized losses	—	(1)	—	(1)
Net realized gains (losses)	$—	$4	$—	$8

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2018 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$148	$148
Due after 1 year through 5 years	596	604
Due after 5 years through 10 years	385	396
Due after 10 years	197	204
Mortgage-backed, asset-backed, and collateralized securities	292	296
Total	$1,618	$1,648

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $500 million and $537 million at June 30, 2018 and December 31, 2017, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	51	68
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	1
CDO/ABS	3	4
Total bonds	56	74
Preferred stock *	22	20
Common stock *	23	23
Other long-term investments	1	1
Total	$102	$118

*	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized losses on other securities held at June 30, 2018 and 2017, were less than $1 million and $3 million for the three and six months ended June 30, 2018, respectively, and were less than $1 million for the three and six months ended June 30, 2017. Net realized gains and losses on other securities sold or redeemed during the 2018 and 2017 periods were immaterial for the three and six months ended June 30, 2018 and 2017. We report these gains and losses in investment revenues.

8. Transactions with Affiliates

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. Upon closing of the Apollo-Värde Transaction, Nationstar was no longer an affiliate of the Company. The subservicing fees paid to Nationstar, prior to the closing of the Apollo-Värde Transaction, were immaterial for the three and six months ended June 30, 2018 and 2017. See Note 1 for additional information regarding the Apollo-Värde Transaction.

9. Related Party Transactions

Notes Receivable from Parent: The table below sets forth the note receivables from our parent. We describe our affiliate lending in Note 12 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018.

(dollars in millions)	Note Balance		Interest Income * Three Months Ended June 30,		Interest Income * Six Months Ended June 30,
	June 30, 2018	December 31, 2017	2018	2017	2018	2017
SFI Note	$316	$391	$5	$5	$10	$10

* Reported in interest income on notes receivable from parent. The interest rate on notes receivable from parent is SFC’s cost of funds rate, which was 5.92% at June 30, 2018 and 6.09% at June 30, 2017.

OGSC Services Agreement: OGSC provides variety of services to various affiliates under a services agreement. SFC is currently a party to this services agreement and formerly, through its subsidiaries had license and building lease agreements with OGSC as well which are now terminated. See Note 12 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018 for more information about these agreements.

During the three and six months ended June 30, 2018, SFC recorded $141 million and $265 million, respectively, of service fee expenses which are included in operating expenses. During the three and six months ended June 30, 2017, SFC recorded $91 million and $174 million, respectively. SFC did not record any expenses related to the terminated license or building lease agreements for the three and six months ending June 30, 2018. SFC did not record any license and building lease expenses for the three months ending June 30, 2017. For the six months ending June 30, 2017, license and building lease expenses were immaterial.

Loan Referral Fees: OCLI provides personal loan application and credit underwriting services on behalf of SFC for personal loan applications that are submitted online. SFC is charged a fee of $35 for each underwritten approved application processed, as well as any other fees agreed to by the parties. During the three and six months ended June 30, 2018, SFC recorded $16 million and $29 million of referral fee expense, respectively, compared to $16 million and $26 million for the three and six months ended June 30, 2017, respectively. Certain costs incurred by OCLI to provide these services are included in deferred origination costs.

Loan Purchase and Sale Agreements: From time to time, OCLI enters into loan purchase and sale agreements with certain subsidiaries of SFC pursuant to which OCLI sells certain personal loans and continues to service the loans. Loan servicing fees were immaterial for the three and six months ended June 30, 2018 and 2017.

During the first quarter of 2018, OCLI sold personal loans to subsidiaries of SFC. The aggregate UPB and carrying value were immaterial and OCLI does not service these loans.

Parent and Affiliate Receivables and Payables: Receivables from parent and affiliate totaled $19 million and $4 million at June 30, 2018 and December 31, 2017, respectively, and are included in other assets. Payables to parent and affiliate totaled $97 million and $189 million at June 30, 2018 and December 31, 2017, respectively, and are included in other liabilities.

10. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at June 30, 2018 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.94%	5.25% - 8.25%	4.10%

Remainder of 2018	—	—	—	—
2019	—	696	—	696
2020	—	1,299	—	1,299
2021	—	646	—	646
2022	—	1,000	—	1,000
2023	—	1,175	—	1,175
2024-2067	—	2,149	350	2,499
Securitizations (b)	8,119	—	—	8,119
Total principal maturities	$8,119	$6,965	$350	$15,434

Total carrying amount	$8,094	$6,788	$172	$15,054
Debt issuance costs (c)	$(24)	$(55)	$—	$(79)

(a)
The interest rates shown are the range of contractual rates in effect at June 30, 2018. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.10% as of June 30, 2018.

(b)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At June 30, 2018, there were no amounts drawn under our revolving conduit facilities. See Note 11 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $24 million at June 30, 2018 and are reported in other assets.

SFC’S OFFERING OF 7.125% SENIOR NOTES DUE 2026

On May 11, 2018, SFC issued $900 million aggregate principal amount of 7.125% Senior Notes due 2026 (the “7.125% SFC Notes”) under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee of the 7.125% SFC Notes on an unsecured basis.

SFC used a portion of the net proceeds from this offering to redeem the remaining $400 million in aggregate principal amount of the OMFH 7.25% Senior Notes due 2021 and will use the remaining proceeds for other general corporate purposes, which may include other debt repurchases and repayments.

SFC’S OFFERING OF 6.875% SENIOR NOTES DUE 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 (the “6.875% SFC Notes”) under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis.

SFC used the net proceeds from the sale of the 6.875% SFC Notes for general corporate purposes, which included debt repurchases.

The 6.875% and 7.125% SFC Notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

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

GUARANTY AGREEMENTS

OMH entered into the SFC Base Indenture and the following SFC supplemental indentures, pursuant to which OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis the payments of principal, premium (if any) and interest on the following notes:

Guarantee Agreement	Date Entered	SFC Supplemental Indentures	Interest rate	June 30, 2018 Outstanding balance (dollars in millions)

7.125% SFC Notes	5/11/2018	SFC Sixth Supplemental Indenture	7.125%	$900
6.875% SFC Notes	3/12/2018	SFC Fifth Supplemental Indenture	6.875%	1,250
5.625% SFC Notes	12/8/2017	SFC Fourth Supplemental Indenture	5.625%	875
6.125% SFC Notes	5/15/2017	SFC Third Supplemental Indenture	6.125%	1,000
8.25% SFC Notes	4/11/2016	SFC Second Supplemental Indenture	8.25%	1,000
5.25% SFC Notes	12/3/2014	SFC First Supplemental Indenture	5.25%	700

The supplemental indentures listed above contain covenants that, among other things, (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The SFC Senior Notes Indentures also provide for events of default which, if any of them were to occur, would permit or require the principal of and accrued interest on the SFC Notes to become, or to be declared, due and payable. We describe our guarantee agreements in Note 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consisted of the following:

•	8.25% Senior Notes due 2023;

•	7.75% Senior Notes due 2021;

•	6.00% Senior Notes due 2020; and

•	the Junior Subordinated Debenture.

The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2018, $1.6 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into the OMFH Indenture, among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of the OMFH Notes. The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries.

On November 8, 2016, OMH entered into the OMFH Supplemental Indenture, pursuant to which OMH agreed to fully, unconditionally and irrevocably guarantee the outstanding OMFH Notes in accordance with and subject to the terms of the OMFH Indenture. Further, as permitted by the terms of the OMFH Indenture up to the point of redemption of the OMFH Notes described below, OMFH satisfied its reporting obligations under the OMFH Indenture with respect to providing OMFH financial information to the holders of the OMFH Notes by furnishing financial information relating to the Company.

On December 8, 2017, OMFH provided notice to note holders to redeem on January 8, 2018, all $700 million outstanding principal amount of OMFH Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we recognized $1 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

On March 19, 2018, OMFH provided notice to note holders to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 on April 18, 2018, at a redemption price in cash equal to 103.625%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on April 18, 2018. In connection with the redemption, we recognized $4 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

On May 14, 2018, OMFH provided notice to note holders to redeem the remaining $400 million in aggregate principal amount of OMFH Notes due 2021 on June 13, 2018, at a redemption price in cash equal to 103.625%, plus accrued and unpaid interest to the redemption date. In connection with the redemption, we recognized $3 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

On June 13, 2018, OMFH redeemed the remaining principal amount of the OMFH Notes due 2021 and received notice of satisfaction and discharge with respect to the OMFH Notes. As of June 30, 2018, OMFH is no longer subject to the covenants or other terms of the OMFH Indenture.

11. Variable Interest Entities

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

See Note 3 and Note 14 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018 for more detail regarding VIEs.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

Assets
Cash and cash equivalents	$3	$4
Finance receivables:
Personal loans	9,135	9,769
Allowance for finance receivable losses	459	465
Restricted cash and restricted cash equivalents	569	482
Other assets	24	20

Liabilities
Long-term debt	$8,094	$8,688
Other liabilities	15	15

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

Our securitized borrowings at June 30, 2018 consisted of the following:

(dollars in millions)	Issue Amount (a)	Current Note Amounts Outstanding (a)	Current Weighted Average Interest Rate	Original Revolving Period	Issue Date	Maturity Date

Consumer Securitizations:
SLFT 2015-A	$1,163	$817	3.60%	3 years	02/26/15	11/2024
SLFT 2015-B	314	314	3.78%	5 years	04/07/15	05/2028
SLFT 2016-A (b)	532	500	3.10%	2 years	12/14/16	11/2029
SLFT 2017-A (b)	652	619	2.98%	3 years	06/28/17	07/2030
OMFIT 2014-2	1,185	164	5.06%	2 years	07/30/14	09/2024
OMFIT 2015-1	1,229	834	4.00%	3 years	02/05/15	03/2026
OMFIT 2015-2	1,250	462	3.91%	2 years	05/21/15	07/2025
OMFIT 2015-3	293	293	4.21%	5 years	09/29/15	11/2028
OMFIT 2016-1 (b)	500	459	4.01%	3 years	02/10/16	02/2029
OMFIT 2016-2 (b)	890	616	4.63%	2 years	03/23/16	03/2028
OMFIT 2016-3 (b)	350	317	4.33%	5 years	06/07/16	06/2031
OMFIT 2017-1 (b)	947	900	2.73%	2 years	09/06/17	09/2032
OMFIT 2018-1 (c)	632	600	3.60%	3 years	02/28/18	03/2029
OMFIT 2018-2 (d)	368	350	3.87%	5 years	03/19/18	03/2033
Total consumer securitizations		7,245

Auto Securitizations:
ODART 2016-1 (b)	754	99	3.70%	—	07/19/16	Various
ODART 2017-1 (b)	300	200	2.76%	1 year	02/01/17	Various
ODART 2017-2 (b)	605	575	2.63%	1 year	12/11/17	Various
Total auto securitizations		874

Total secured structured financings		$8,119

(a)
Issue Amount includes the retained interest amounts as applicable and as noted below while the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.

(b)
For these borrowings, we describe our consumer and auto securitizations initial retained amounts in Note 14 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018.

(c)	OMFIT 2018-1 Securitization. We initially retained approximately $32 million of the asset-backed notes.

(d)	OMFIT 2018-2 Securitization. We initially retained approximately $18 million of the asset-backed notes.

REVOLVING CONDUIT FACILITIES

As of June 30, 2018, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Advance Maximum Balance	Amount Drawn	Revolving Period End	Collateral Type	Due and Payable (a)

Seine River Funding, LLC	$500	$—	December 2019	Personal loans	December 2022
Rocky River Funding, LLC (b)	400	—	June 2020	Personal loans	July 2021
Thur River Funding, LLC	350	—	June 2020	Personal loans	February 2027
OneMain Financial Funding IX, LLC	600	—	June 2020	Personal loans	July 2021
Mystic River Funding, LLC	850	—	September 2020	Personal loans and auto loans	October 2023
Fourth Avenue Auto Funding, LLC	250	—	September 2020	Auto loans	October 2021
OneMain Financial Funding VIII, LLC (c)	450	—	January 2021	Personal loans	February 2023
OneMain Financial Auto Funding I, LLC (d)	850	—	June 2021	Auto loans	July 2028
OneMain Financial Funding VII, LLC (e)	850	—	June 2021	Personal loans	July 2023
Thayer Brook Funding, LLC (f)	250	—	July 2021	Auto loans	August 2022
Total	$5,350	$—

(a)
The date following the revolving period that the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying loans and will be due and payable in full.

(b)
On June 27, 2018, we amended the loan and security agreement with Rocky River Funding, LLC to, among other things, (i) increase the advance maximum balance from $250 million to $400 million and (ii) extend the revolving period ending September 2019 to June 2020 thereby extending the final maturity to July 2021.

(c)
On February 2, 2018, we entered into a loan and security agreement with OneMain Financial Funding VIII, LLC concurrently with the voluntary termination of the note purchase agreement with the OneMain Financial B6 Warehouse Trust.

(d)
On June 26, 2018, we amended the loan and security agreement with OneMain Financial Auto Funding I, LLC to, among other things, (i) increase the advance maximum balance from $750 million to $850 million and (ii) extend the revolving period ending October 2020 to June 2021 thereby extending the final maturity to July 2028.

(e)
On May 31, 2018, we amended the loan and security agreement with OneMain Financial Funding VII, LLC to, among other things, (i) increase the advance maximum balance from $650 million to $850 million and (ii) extend the revolving period ending October 2019 to June 2021 thereby extending the final maturity to July 2023.

(f)	On June 28, 2018, we entered into a new loan and security agreement with Thayer Brook Funding, LLC.

VIE INTEREST EXPENSE

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and six months ended June 30, 2018 totaled $87 million and $173 million, compared to $78 million and $158 million for the three and six months ended June 30, 2017.

12. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable) were as follows:

	At or for the Six Months Ended June 30,
(dollars in millions)	2018	2017

Balance at beginning of period	$154	$158
Less reinsurance recoverables	(23)	(26)
Net balance at beginning of period	131	132
Additions for losses and loss adjustment expenses incurred to:
Current year	102	96
Prior years *	(5)	2
Total	97	98
Reductions for losses and loss adjustment expenses paid related to:
Current year	(47)	(45)
Prior years	(51)	(58)
Total	(98)	(103)
Net balance at end of period	130	127
Plus reinsurance recoverables	4	25
Transfer of reserves	(19)	—
Balance at end of period	$115	$152

*
Reflects (i) a redundancy in the prior years’ net reserves of $5 million at June 30, 2018 primarily due to favorable development of credit disability and unemployment claims during the year and (ii) a shortfall in the prior years’ net reserves of $2 million at June 30, 2017 primarily due to adverse development on ordinary life and credit disability during the year.

13. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2018
Balance at beginning of period	$(19)	$(2)	$1	$(20)
Other comprehensive income (loss) before reclassifications	(7)	2	(4)	(9)
Impact of AOCI reclassification due to the Tax Act	2	(1)	2	3
Balance at end of period	$(24)	$(1)	$(1)	$(26)

Three Months Ended June 30, 2017
Balance at beginning of period	$3	$(4)	$(1)	$(2)
Other comprehensive income before reclassifications	6	3	2	11
Reclassification adjustments from accumulated other comprehensive loss	(3)	—	—	(3)
Balance at end of period	$6	$(1)	$1	$6

Six Months Ended June 30, 2018
Balance at beginning of period	$4	$(1)	$3	$6
Other comprehensive income (loss) before reclassifications	(30)	1	(6)	(35)
Impact of AOCI reclassification due to the Tax Act	2	(1)	2	3
Balance at end of period	$(24)	$(1)	$(1)	$(26)

Six Months Ended June 30, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income before reclassifications	13	3	2	18
Reclassification adjustments from accumulated other comprehensive loss	(6)	—	—	(6)
Balance at end of period	$6	$(1)	$1	$6

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Unrealized gains on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$—	$4	$—	$8
Income tax effect	—	(1)	—	(2)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$—	$3	$—	$6

14. Income Taxes

We had a net deferred tax asset of $131 million and $137 million at June 30, 2018 and December 31, 2017, respectively.

The effective tax rate for the six months ended June 30, 2018 was 37.0%, compared to 33.9% for the same period in 2017. The effective tax rate for the six months ended June 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation and state income taxes. The effective tax rate for the six months ended June 30, 2017 reflects the retrospective adjustment of SFC’s financial results arising from SFI’s contribution of Independence to SFC, and differs from the then-applicable federal statutory rate of 35% primarily due to the effect of state income tax benefits.

We are currently under examination of our U.S. federal tax return for the years 2012 and 2013 by the IRS. We are also under examination of various states for the years 2011 to 2016. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $16 million at June 30, 2018 and $15 million at December 31, 2017. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

On December 22, 2017, President Trump signed into law the Tax Act, which contains substantial changes to the Internal Revenue Code effective January 1, 2018, including a reduction in the federal corporate tax rate from 35% to 21%.

15. Contingencies

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

SALES RECOURSE OBLIGATIONS

At June 30, 2018, our reserve for sales recourse obligations totaled $8 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. During the three and six months ended June 30, 2018 and 2017, we had no material repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At June 30, 2018, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

16. Benefit Plan

During the three and six months ended June 30, 2018 and 2017, the components of net periodic benefit cost with respect to our defined benefit pension plan was immaterial. We do not currently fund post retirement benefits.

17. Segment Information

Our segments coincide with how our businesses are managed. At June 30, 2018, our two segments were Consumer and Insurance and Acquisitions and Servicing. The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include our liquidating real estate loan portfolio and our liquidating retail sales finance portfolio.

Due to the nature of the OneMain Acquisition and the Fortress Acquisition, we applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves, and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables and long-term debt at acquisition, as well as the amortization/accretion in future periods).

The accounting policies of the segments are the same as those disclosed in Note 3 and Note 23 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018.

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2018
Interest income	$908	$—	$5	$(11)	$902
Interest expense	212	—	5	3	220
Provision for finance receivable losses	260	—	(3)	2	259
Net interest income after provision for finance receivable losses	436	—	3	(16)	423
Other revenues (a)	108	—	4	26	138
Acquisition-related transaction and integration expenses	22	—	—	6	28
Other expenses	363	1	108	6	478
Income (loss) before income tax expense (benefit)	$159	$(1)	$(101)	$(2)	$55

Three Months Ended June 30, 2017
Interest income	$801	$—	$6	$(35)	$772
Interest expense	189	—	5	9	203
Provision for finance receivable losses	231	—	—	2	233
Net interest income after provision for finance receivable losses	381	—	1	(46)	336
Other revenues (a)	128		6	(17)	117
Acquisition-related transaction and integration expenses	14	—	—	—	14
Other expenses	363	—	2	7	372
Income before income tax expense	$132	$—	$5	$(70)	$67

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Six Months Ended June 30, 2018
Interest income	$1,779	$—	$9	$(26)	$1,762
Interest expense	406	—	9	5	420
Provision for finance receivable losses	517	—	(5)	—	512
Net interest income after provision for finance receivable losses	856	—	5	(31)	830
Other revenues (a)	211	—	7	51	269
Acquisition-related transaction and integration expenses	32	—	—	7	39
Other expenses	707	3	113	11	834
Income (loss) before income tax expense (benefit)	$328	$(3)	$(101)	$2	$226

Assets (b)	$17,102	$—	$563	$2,113	$19,778

At or for the Six Months Ended June 30, 2017
Interest income	$1,596	$—	$12	$(80)	$1,528
Interest expense	375	—	11	19	405
Provision for finance receivable losses	468	—	1	7	476
Net interest income after provision for finance receivable losses	753	—	—	(106)	647
Other revenues (a)	265	—	12	(25)	252
Acquisition-related transaction and integration expenses	34	—	6	(3)	37
Other expenses	727	—	6	17	750
Income before income tax expense	$257	$—	$—	$(145)	$112

Assets (b)	$16,283	$—	$682	$1,913	$18,878

(a)	Other revenues reported in “Other” primarily includes interest income on SFC’s note receivable from SFI. See Note 9 for further information on the notes receivable from parent.

(b)	Assets reported in “Other” primarily includes notes receivable from parent discussed above. See Note 9 for further information on the notes receivable from parent.

18. Fair Value Measurements

The fair value of a financial instrument is the amount that would be expected to be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. The accounting policies of our Fair Value Measurements are the same as those disclosed in Note 3 and Note 24 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2018
Assets
Cash and cash equivalents	$488	$32	$—	$520	$520
Investment securities	38	1,677	5	1,720	1,720
Net finance receivables, less allowance for finance receivable losses	—	—	16,154	16,154	14,767
Finance receivables held for sale	—	—	133	133	123
Notes receivable from parent and affiliates	—	316	—	316	316
Restricted cash and restricted cash equivalents	586	—	—	586	586
Other assets (a)	—	19	11	30	30

Liabilities
Long-term debt	$—	$15,450	$—	$15,450	$15,054
Other liabilities (b)	—	97	—	97	97

December 31, 2017
Assets
Cash and cash equivalents	$904	$54	$—	$958	$958
Investment securities	36	1,654	7	1,697	1,697
Net finance receivables, less allowance for finance receivable losses	—	—	15,607	15,607	14,217
Finance receivables held for sale	—	—	139	139	132
Notes receivable from parent and affiliates	—	391	—	391	391
Restricted cash and restricted cash equivalents	498	—	—	498	498
Other assets (a)	—	4	12	16	16

Liabilities
Long-term debt	$—	$15,625	$—	$15,625	$15,050
Other liabilities (b)	—	189	—	189	189

(a)
Other assets include receivables from parent and affiliates, escrow advance receivable, and commercial mortgage loans. Total carrying value of receivables from parent and affiliates totaled $19 million at June 30, 2018 and $4 million at December 31, 2017.

(b)	Consists of payables to parent and affiliates.

See Note 9 for further information on our related party transactions.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 *

June 30, 2018
Assets
Cash equivalents in mutual funds	$346	$—	$—	$346
Cash equivalents in securities	—	32	—	32
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	23	—	23
Obligations of states, municipalities, and political subdivisions	—	134	—	134
Certificates of deposit and commercial paper	—	26	—	26
Non-U.S. government and government sponsored entities	—	132	—	132
Corporate debt	—	1,009	2	1,011
RMBS	—	116	—	116
CMBS	—	82	—	82
CDO/ABS	—	93	1	94
Total available-for-sale securities	—	1,615	3	1,618
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	50	1	51
RMBS	—	1	—	1
CDO/ABS	—	3	—	3
Total bonds	—	55	1	56
Preferred stock	15	7	—	22
Common stock	23	—	—	23
Other long-term investments	—	—	1	1
Total other securities	38	62	2	102
Total investment securities	38	1,677	5	1,720
Restricted cash in mutual funds	570	—	—	570
Total	$954	$1,709	$5	$2,668

*
Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2018, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2017
Assets
Cash equivalents in mutual funds	$688	$—	$—	$688
Cash equivalents in securities	—	54	—	54
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	28	—	28
Obligations of states, municipalities, and political subdivisions	—	135	—	135
Certificates of deposit and commercial paper	—	60	—	60
Non-U.S. government and government sponsored entities	—	125	—	125
Corporate debt	—	946	2	948
RMBS	—	99	—	99
CMBS	—	87	—	87
CDO/ABS	—	95	1	96
Total available-for-sale securities (b)	—	1,575	3	1,578
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	66	2	68
RMBS	—	1	—	1
CDO/ABS	—	4	—	4
Total bonds	—	72	2	74
Preferred stock	13	7	—	20
Common stock	23	—	—	23
Other long-term investments	—	—	1	1
Total other securities	36	79	3	118
Total investment securities	36	1,654	6	1,696
Restricted cash in mutual funds	484	—	—	484
Total	$1,208	$1,708	$6	$2,922

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

We had no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and six months ended June 30, 2018 and 2017.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 24 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018 for information regarding our methods and assumptions used to estimate fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•
various uncertainties and risks in connection with the OneMain Acquisition or Apollo-Värde Transaction that may result in an adverse impact on us, including effects, if any, on our business or operational strategies, goals or objectives or our relationships with our employees or third parties;

•
effects of the Independence Contribution on our business and our financial position, results of operations and cash flows, including costs, if any, incurred in connection with any litigation, fines or penalties that could arise relating to the Independence Contribution;

•	various risks relating to continued compliance with the Settlement Agreement;

•
changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from our Consumer and Insurance segment;

•	levels of unemployment and personal bankruptcies;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•	war, acts of terrorism, riots, civil disruption, pandemics, disruptions in the operation of our information systems, or other events disrupting business or commerce;

•
effects on our business, reputation and our financial position, results of operations and cash flows of any cyberbreach or other cyber-related incident involving our information systems or the loss, theft or unauthorized disclosure of personally identifiable information of our present or former customers, including any costs, fines or penalties incurred in connection therewith not covered by insurance, whether as a result of litigation, governmental investigations, business interruption, remediation efforts or otherwise;

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 1,600 branch offices in 44 states as of June 30, 2018 is staffed with expert personnel and is complemented by our online consumer loan origination business and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers credit and non-credit insurance.

In addition, we service loans owned by us and service or subservice loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At June 30, 2018, we had nearly 2.4 million personal loans, representing $15.3 billion of net finance receivables, compared to 2.3 million personal loans totaling $14.8 billion at December 31, 2017.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies. We also offer home and auto membership plans of an unaffiliated company.

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

At June 30, 2018, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

See Note 17 of the Notes to Condensed Consolidated Financial Statements included in this report for more information about our segments.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Apollo-Värde Transaction

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with SFH and OMH to acquire from SFH 54,937,500 shares of OMH’s common stock representing the entire holdings of OMH’s stock beneficially owned by Fortress. The Apollo-Värde Transaction closed on June 25, 2018 for an aggregate purchase price of approximately $1.4 billion in cash.

As disclosed in Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if SFH makes distributions to one or more of its common members that exceed specified amounts. In connection with the Apollo-Värde Transaction, certain executive officers who are holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH as a result of their ownership interests in SFH. Although the distribution was not made by the Company or its subsidiaries, in accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

AIG Secondary Offering

On February 21, 2018, OMH entered into an underwriting agreement among OMH, SFH and Morgan Stanley & Co. LLC as underwriter in connection with the sale by SFH of 4,179,678 shares of OMH’s common stock. These shares were beneficially owned by AIG and represented the entire holdings of OMH’s common stock beneficially owned by AIG. In connection with this sale of OMH’s common stock by SFH, certain executive officers who are holders of SFH incentive units, as described above, received a distribution of approximately $4 million in the first quarter of 2018. Consistent with the accounting for distribution from the Apollo-Värde Transaction described above, the Company recognized non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

Cost Synergies

As of June 30, 2018, we had incurred approximately $278 million of acquisition-related transaction and integration expenses ($39 million incurred during 2018) from the OneMain Acquisition.

As part of our continuing integration efforts from the OneMain Acquisition, on May 29, 2018, the Company entered into a Share Purchase Agreement with a third-party to sell all of the issued and outstanding shares of Yosemite. The transaction is expected to close in the third quarter of 2018 and is subject to regulatory approval and other customary closing conditions. The Company classified assets and liabilities of Yosemite that are subject to sale as held-for-sale as of June 30, 2018 and are reflected in other assets and other liabilities, respectively. Additionally, we recorded an impairment loss of $14 million in acquisition-related transaction and integration expenses for the three and six months ended June 30, 2018.

OUTLOOK

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities to strengthen our capital base through the following key initiatives:

•	Continuing the growth in receivables through enhanced marketing strategies and customer product options;

•	Growing secured lending originations with a goal of enhancing credit performance;

•	Leveraging our scale and cost discipline across the Company to deliver improved operating leverage;

•	Increasing tangible equity and reducing leverage; and

•	Maintaining a strong liquidity level with diversified funding sources.

We continue to execute our strategy to increase the proportion of our loan originations secured by titled collateral (which typically have lower yields and credit losses relative to unsecured personal loans). Our yields have stabilized in the portfolio; and we expect an improvement in net credit losses over time as the portion of our secured portfolio continues to increase.

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

(dollars in millions)	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2018	2017	2018	2017

Interest income	$902	$772	$1,762	$1,528
Interest expense	220	203	420	405
Provision for finance receivable losses	259	233	512	476
Net interest income after provision for finance receivable losses	423	336	830	647
Other revenues	138	117	269	252
Acquisition-related transaction and integration expenses	28	14	39	37
Other expenses	478	372	834	750
Income before income taxes	55	67	226	112
Income taxes	43	20	84	38
Net income	$12	$47	$142	$74

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$15,465	$13,998	$15,465	$13,998
Number of accounts	2,365,097	2,220,772	2,365,097	2,220,772
Finance receivables held for sale:
Net finance receivables	$123	$141	$123	$141
Number of accounts	2,277	2,614	2,277	2,614
Finance receivables held for investment:
Average net receivables	$15,196	$13,631	$15,069	$13,549
Yield	23.74%	22.61%	23.50%	22.64%
Gross charge-off ratio	7.29%	7.43%	7.55%	8.16%
Recovery ratio	(0.82)%	(0.84)%	(0.78)%	(0.86)%
Net charge-off ratio	6.47%	6.59%	6.77%	7.30%
30-89 Delinquency ratio	2.17%	2.18%	2.17%	2.18%
Origination volume	$3,210	$2,946	$5,744	$4,751
Number of accounts originated	392,517	396,774	716,270	639,215

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three Months Ended June 30, 2018 and 2017

Interest income increased $130 million for the three months ended June 30, 2018 when compared to the prior year quarter due to continued growth in our loan portfolio and higher yield primarily driven by lower amortization of purchase premium on our non-credit impaired finance receivables.

Interest expense increased $17 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily due to the increase in average outstanding debt related to the issuance of the 6.875% and 7.125% SFC Notes, partially offset by lower interest expense due to a decrease in the weighted average interest rate resulting from the redemption of the OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $26 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily driven by the growth in the loan portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

Other revenues increased $21 million for the three months ended June 30, 2018 primarily due to a higher net loss on repurchase of debt in the prior year quarter.

Acquisition-related transaction and integration costs increased $14 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily due to asset impairment and intangible write-off related to Yosemite.

Other expenses increased $106 million for the three months ended June 30, 2018 when compared to the same period in 2017 primarily due to the non-cash incentive compensation expense of $106 million relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock that were beneficially owned by Fortress.

Income taxes totaled $43 million for the three months ended June 30, 2018 compared to $20 million for the same period in 2017. The effective tax rate for the three months ended June 30, 2018 was 77.6% compared to 30.3% for the same period in 2017. The effective tax rate for the three months ended June 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete expense for non-deductible compensation expense and state income taxes. The effective tax rate for the three months ended June 30, 2017 reflects the retrospective adjustment of SFC’s financial results arising from SFI’s contribution of Independence to SFC, and differs from the-applicable federal statutory rate of 35% is mainly due to the effect of state income tax benefits.

Comparison of Consolidated Results for the Six Months Ended June 30, 2018 and 2017

Interest income increased $234 million for the six months ended June 30, 2018 when compared to the same prior year period due to continued growth in our loan portfolio and higher yield primarily driven by lower amortization of purchase premium on our non-credit impaired finance receivables.

Interest expense increased $15 million for the six months ended June 30, 2018 when compared to the same prior year period primarily due to the increase in average outstanding debt related to the issuance of the 6.875% and 7.125% SFC Notes partially offset by lower interest expense due to a decrease in the weighted average interest rate resulting from the redemption of OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $36 million for the six months ended June 30, 2018 when compared to the same prior year period primarily driven by the growth in the loan portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

Other revenues increased $17 million for the six months ended June 30, 2018 primarily due to higher net losses on repurchase of debt in the prior year period.

Other expenses increased $84 million for the six months ended June 30, 2018 when compared to the same period in 2017 primarily due to the increase in non-cash incentive compensation expense of $106 million relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock that were beneficially owned by Fortress. The increase was partially offset by higher deferrals of direct lending costs of $15 million.

Income taxes totaled $84 million for the six months ended June 30, 2018 compared to $38 million for the same period in 2017. The effective tax rate for the six months ended June 30, 2018 was 37.0% compared to 33.9% for the same period in 2017. The effective tax rate for the six months ended June 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation and state income taxes. The effective tax rate for the six months ended June 30, 2017 reflects the retrospective adjustment of SFC’s financial results arising from SFI’s contribution of Independence to SFC, and differs from the then-applicable federal statutory rate of 35% primarily due to the effect of state income tax benefits.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance. We describe our adjusted pretax income (loss) in our “Results of Operations” of the Management’s Discussion and Analysis of Financial Condition in Part II - Item 7 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018.

Adjusted pretax income (loss) is a non-GAAP financial measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income taxes on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$159	$132	$328	$257
Adjustments:
Acquisition-related transaction and integration expenses	22	14	32	34
Net loss on repurchases and repayments of debt	35	16	62	17
Adjusted pretax income (non-GAAP)	$216	$162	$422	$308

Acquisitions and Servicing
Income (loss) before income taxes - Segment Accounting Basis	$(1)	$—	$(3)	$—
Adjustments:	—	—	—	—
Adjusted pretax income (loss) (non-GAAP)	$(1)	$—	$(3)	$—

Other
Income (loss) before income taxes - Segment Accounting Basis	$(101)	$5	$(101)	$—
Adjustments:
Non-cash incentive compensation expense	106	—	106	—
Acquisition-related transaction and integration expenses	—	—	—	6
Adjusted pretax income (non-GAAP)	$5	$5	$5	$6

We describe our acquisition-related transaction and integration expenses in our “Results of Operations” of the Management’s Discussion and Analysis of Financial Condition in Part II - Item 7 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018.

Segment Results

See Note 17 of the Notes to Condensed Consolidated Financial Statements included in this report for (i) a description of our segments, (ii) reconciliations of segment totals to condensed consolidated financial statement amounts and (iii) methodologies used to allocate revenues and expenses to each segment.

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2018	2017	2018	2017

Interest income	$908	$801	$1,779	$1,596
Interest expense	212	189	406	375
Provision for finance receivable losses	260	231	517	468
Net interest income after provision for finance receivable losses	436	381	856	753
Other revenues	143	144	273	282
Other expenses	363	363	707	727
Adjusted pretax income (non-GAAP)	$216	$162	$422	$308

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$15,363	$13,804	$15,363	$13,804
Number of accounts	2,361,087	2,214,692	2,361,087	2,214,692
Finance receivables held for investment:
Average net receivables	$15,086	$13,420	$14,951	$13,317
Yield	24.14%	23.94%	23.99%	24.16%
Gross charge-off ratio	7.53%	7.89%	7.80%	8.72%
Recovery ratio	(0.93)%	(1.01)%	(0.91)%	(1.06)%
Net charge-off ratio	6.60%	6.88%	6.89%	7.66%
30-89 Delinquency ratio	2.12%	2.12%	2.12%	2.12%
Origination volume	$3,210	$2,946	$5,744	$4,751
Number of accounts originated	392,517	396,774	716,270	639,215

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three Months Ended June 30, 2018 and 2017

Interest income increased $107 million for the three months ended June 30, 2018 when compared to the prior year quarter due to continued growth in our loan portfolio.

Interest expense increased $23 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily due to the increase in average outstanding debt related to the issuance of the 6.875% and 7.125% SFC Notes, partially offset by lower interest expense due to a decrease in weighted average interest rate resulting from the redemption of the OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

Provision for finance receivable losses increased $29 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily driven by growth in the loan portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

Comparison of Adjusted Pretax Income for the Six Months Ended June 30, 2018 and 2017

Interest income increased $183 million for the six months ended June 30, 2018 when compared to the same period in 2017 due to continued growth in our loan portfolio.

Interest expense increased $31 million for the six months ended June 30, 2018 when compared to the same prior year period primarily due to the increase in average outstanding debt related to the issuance of 6.875% and 7.125% SFC Notes and, partially offset by lower interest expense due to a decrease in the weighted average interest rate resulting from the redemption of the OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

Provision for finance receivable losses increased $49 million for the six months ended June 30, 2018 when compared to the same period in 2017 primarily driven by the growth in the loan portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

Other revenues decreased $9 million for the six months ended June 30, 2018 when compared to the same period in 2017 primarily driven by lower realized gains on investment securities sold and mark-to-market losses on equity securities.

Other expenses decreased $20 million for the six months ended June 30, 2018 when compared to the same period in 2017 primarily due to higher deferrals of direct lending costs.

ACQUISITIONS AND SERVICING

Adjusted pretax income (loss) (which is reported on an adjusted Segment Accounting Basis) was as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Other expenses	1	—	$3	$—
Adjusted pretax income (loss) (non-GAAP)	(1)	—	$(3)	$—

OTHER

“Other” consists of our non-originating legacy operations, which include other receivables consisting of (i) our liquidating real estate loan portfolio and (ii) our liquidating retail sales finance portfolio.

Adjusted pretax income of the Other components (which is reported on an adjusted Segment Accounting Basis) was as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest income	$5	$6	$9	$12
Interest expense	5	5	9	11
Provision for finance receivable losses	(3)	—	(5)	1
Net interest income after provision for finance receivable losses	3	1	5	—
Other revenues *	4	6	7	12
Other expenses	2	2	7	6
Adjusted pretax income (non-GAAP)	$5	$5	$5	$6

*	Other revenues consists primarily of interest income on notes receivable from parent.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	June 30,
	2018	2017
Net finance receivables held for investment:
Personal loans	$—	$6
Other receivables	131	150
Total	$131	$156

Net finance receivables held for sale:
Other receivables	$130	$146

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2018
Personal loans	$15,363	$—	$(22)	$15,341
Other receivables	—	131	(7)	124
Total	$15,363	$131	$(29)	$15,465

December 31, 2017
Personal loans	$14,772	$—	$3	$14,775
Other receivables	—	142	(8)	134
Total	$14,772	$142	$(5)	$14,909

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. We consider the value and concentration of secured loans and the delinquency status of our finance receivables as the primary indicators of credit quality. At June 30, 2018 and December 31, 2017, 44% and 43% of our personal loans were secured by titled collateral, respectively.

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

Our customers are described as prime at one end of the credit spectrum and sub-prime at the other. Our customers’ demographics are in many respects near the national median but may vary from national norms in terms of credit and repayment histories. Many of our customers have experienced some level of prior financial difficulty or have limited credit experience and require higher levels of servicing and support from our branch network.

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

June 30, 2018
FICO scores
660 or higher	$4,111	$43	$4,154
620-659	4,070	21	4,091
619 or below	7,160	60	7,220
Total	$15,341	$124	$15,465

December 31, 2017
FICO scores
660 or higher	$3,937	$45	$3,982
620-659	3,903	22	3,925
619 or below	6,935	67	7,002
Total	$14,775	$134	$14,909

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

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2018
Current	$14,746	$101	$(25)	$14,822
30-59 days past due	192	9	(1)	200
Delinquent (60-89 days past due)	134	3	(1)	136
Performing	15,072	113	(27)	15,158

Nonperforming (90+ days past due)	291	18	(2)	307
Total net finance receivables	$15,363	$131	$(29)	$15,465

Delinquency ratio
30-89 days past due	2.12%	9.59%	*	2.17%
30+ days past due	4.02%	23.15%	*	4.16%
60+ days past due	2.76%	16.15%	*	2.86%
90+ days past due	1.90%	13.56%	*	1.98%

December 31, 2017
Current	$14,076	$109	$—	$14,185
30-59 days past due	203	9	(2)	210
Delinquent (60-89 days past due)	156	4	(1)	159
Performing	14,435	122	(3)	14,554

Nonperforming (90+ days past due)	337	20	(2)	355
Total net finance receivables	$14,772	$142	$(5)	$14,909

Delinquency ratio
30-89 days past due	2.43%	8.60%	*	2.48%
30+ days past due	4.71%	22.75%	*	4.86%
60+ days past due	3.34%	16.66%	*	3.45%
90+ days past due	2.28%	14.15%	*	2.38%

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

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2018
Balance at beginning of period	$714	$32	$(61)	$685
Provision for finance receivable losses	260	(3)	2	259
Charge-offs	(283)	—	7	(276)
Recoveries	34	1	(5)	30
Balance at end of period	$725	$30	$(57)	$698

Three Months Ended June 30, 2017
Balance at beginning of period	$691	$30	$(58)	$663
Provision for finance receivable losses	231	—	2	233
Charge-offs	(264)	(4)	15	(253)
Recoveries	35	1	(7)	29
Balance at end of period	$693	$27	$(48)	$672

Six Months Ended June 30, 2018
Balance at beginning of period	$719	$35	$(62)	$692
Provision for finance receivable losses	517	(5)	—	512
Charge-offs	(578)	(2)	16	(564)
Recoveries	67	2	(11)	58
Balance at end of period	$725	$30	$(57)	$698

Allowance ratio	4.72%	22.76%	(a)	4.52%

Six Months Ended June 30, 2017
Balance at beginning of period	$729	$31	$(74)	$686
Provision for finance receivable losses	468	1	7	476
Charge-offs	(575)	(6)	33	(548)
Recoveries	71	1	(14)	58
Balance at end of period	$693	$27	$(48)	$672

Allowance ratio	5.02%	17.69%	(a)	4.80%

(a) Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, the collateral mix, along with the volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

See Note 5 of the Notes to Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2018
TDR net finance receivables	$506	$73	$(152)	$427
Allowance for TDR finance receivable losses	204	23	(58)	169

December 31, 2017
TDR net finance receivables	$480	$74	$(188)	$366
Allowance for TDR finance receivable losses	190	26	(70)	146

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

Redemption of OMFH 2019 Notes

On December 8, 2017, OMFH issued a notice of redemption to redeem all $700 million outstanding principal amount of OMFH’s 6.75% Senior Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we recognized approximately $1 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

Redemption of OMFH 2021 Notes

On March 19, 2018, OMFH provided notice of redemption to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 on April 18, 2018 at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on April 18, 2018. In connection with the redemption, we recognized approximately $4 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

On May 14, 2018, OMFH provided notice of redemption to redeem the remaining $400 million in aggregate principal amount of the OMFH Notes due 2021 on June 13, 2018, at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on June 13, 2018. In connection with the redemption, we recognized approximately $3 million of net loss on repurchase and repayments of debt for the six months ended June 30, 2018.

Termination of First Avenue Funding LLC

On June 10, 2018, First Avenue Funding LLC voluntarily terminated its note purchase agreement.

Termination of OneMain Financial B6 Warehouse Trust

On February 2, 2018, OneMain Financial B6 Warehouse Trust voluntarily terminated its note purchase agreement. Concurrently with such termination, we entered into a loan and security agreement with OneMain Financial Funding VIII, LLC with the same third party lenders who were party to the terminated note purchase agreement with the OneMain Financial B6 Warehouse Trust. Under the loan and security agreement with OneMain Financial Funding VIII, LLC, we may borrow up to a maximum principal balance of $450 million.

SFC’s Offering of 6.875% Senior Notes Due 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of the 6.875% SFC Notes under the SFC Base Indenture, as supplemented by the SFC Fifth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis. SFC used the net proceeds from the sale of the 6.875% SFC Notes for general corporate purposes, which included debt repurchases. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information of the issuance.

SFC’s Offering of 7.125% Senior Notes Due 2026

On May 11, 2018, SFC issued $900 million aggregate principal amount of 7.125% SFC Notes under the SFC Base Indenture, as supplemented by the SFC Sixth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 7.125% SFC Notes on an unsecured basis. SFC used the net proceeds from the sale of the 7.125% SFC Notes to redeem the remaining $400 million in aggregate principal amount of the OMFH 7.25% Senior Notes due 2021 and will use the remaining proceeds for other general corporate purposes, which may include other debt repurchases and repayments. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information of the issuance.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2018, we completed two consumer loan securitizations. At June 30, 2018, we had approximately $9.2 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During the six months ended June 30, 2018, we (i) terminated two revolving conduit agreements, (ii) entered into two new conduit facilities, (iii) extended the revolving period on three existing conduit facilities, and (iv) amended three existing conduit facilities to increase the maximum principal balance.

See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Subsequent to June 30, 2018, we completed the following transactions:

•	On July 5, 2018, we borrowed $50 million under the loan and security agreement with Thur River Funding, LLC.

•
On July 24, 2018, we issued $947 million in notes backed by direct auto loans (“ODART 2018-1”). The maturity dates of the ODART 2018-1 notes occur in December 2024 with respect to the Class A notes, April 2025 with respect to the Class B notes, October 2025 with respect to the Class C notes and January 2028 with respect to the Class D notes. We initially retained approximately $47 million distributed among each class of the notes.

•
On August 1, 2018, we amended the loan and security agreement with OneMain Financial Funding VIII, LLC to, among other things, (i) increase the advance maximum balance from $450 million to $650 million and (ii) extend the revolving period ending January 2021 to August 2021 thereby extending the final maturity to September 2023.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At June 30, 2018, we had $520 million of cash and cash equivalents, which included $242 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2018, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

During the six months ended June 30, 2018, we generated net income of $142 million. Our net cash outflow from operating and investing activities totaled $313 million for the six months ended June 30, 2018. At June 30, 2018, our remaining scheduled principal and interest payments for 2018 on our existing debt (excluding securitizations) totaled $234 million. As of June 30, 2018, we had $6.2 billion UPB of unencumbered personal loans and $308 million UPB of unencumbered real estate loans (including $182 million held for sale).

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $849 million for the six months ended June 30, 2018 reflected net income of $142 million, the impact of non-cash items, and an unfavorable change in working capital of $68 million. Net cash provided by operations of $821 million for the six months ended June 30, 2017 reflected net income of $74 million, the impact of non-cash items, and a favorable change in working capital of $87 million.

Investing Activities

Net cash used for investing activities of $1.2 billion for the six months ended June 30, 2018 was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, sales and maturities of available-for-sale securities. Net cash used for investing activities of $930 million for the six months ended June 30, 2017 was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities partially offset by calls, sales and maturities of available-for-sale securities.

Financing Activities

Net cash used for financing activities of $38 million for the six months ended June 30, 2018 was primarily due to net repayments of long-term debt. Net cash provided by financing activities of $367 million for the six months ended June 30, 2017 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.125% SFC Notes in May of 2017.

Liquidity Risks and Strategies

SFC’s and OMFH’s credit ratings are non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness.
There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited to, the following:

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI and the amounts that AHL and Triton may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Our insurance subsidiaries did not pay any dividends during the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.10% as of June 30, 2018.

Pursuant to the terms of the Junior Subordinated Debenture, upon the occurrence of a mandatory trigger event, SFC is required to defer interest payments to the holders of the Junior Subordinated Debenture (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the Junior Subordinated Debenture otherwise payable on the next interest payment date and pays such amount to the holders of the Junior Subordinated Debenture. A mandatory trigger event occurs if SFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters.

Based upon SFC’s financial results for the three months ended June 30, 2018, a mandatory trigger event did not occur with respect to the interest payment due in July of 2018, as SFC was in compliance with both required ratios discussed above.

OMFH Debt Agreements

On June 13, 2018, OMFH redeemed the remaining principal amount of the OMFH Notes due 2021 and received notice of satisfaction and discharge with respect to the OMFH Notes. As of June 30, 2018, OMFH is no longer subject to the covenants or other terms of the OMFH Indenture.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. See Note 11 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our structured financings.

In addition to the structured financings, we had access to 10 conduit facilities with a total borrowing capacity of $5.4 billion as of June 30, 2018, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements included in this report. At June 30, 2018, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to June 30, 2018.

Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2018 or December 31, 2017, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of June 30, 2018, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•	allowance for finance receivable losses;

•	purchased credit impaired finance receivables;

•	TDR finance receivables;

•	fair value measurements; and

•	goodwill and other intangible assets.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2018.

Recent Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II - Item 7A included in our Current Report Form 8-K/A Exhibit 99.1 filed on August 3, 2018.

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

As of June 30, 2018, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 15 of the Notes to Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in Part I, Item 1A of our 2017 Annual Report on Form 10-K, other than as set forth below.

The risk factors under the heading “Risks Related to the Apollo-Värde Transaction” are hereby amended and restated with the following:

Uncertainties regarding the effects of the Apollo-Värde Transaction could adversely affect our business and financial results.

The Apollo-Värde Transaction closed on June 25, 2018. Uncertainty about the effects of the Apollo-Värde Transaction on counterparties to contracts, employees and other parties may have an adverse effect on us. These uncertainties could cause contract counterparties and others who deal with us to seek to change existing business relationships with us, and may impair our ability to attract, retain and motivate key personnel for a period of time following the completion of the Apollo-Värde Transaction. In addition, the transition and integration process following the completion of the Apollo-Värde Transaction may place a significant burden on management and internal resources. Any significant diversion of management attention away from our ongoing business and any difficulties encountered during the transition and integration process could adversely affect our financial results following the completion of the Apollo-Värde Transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1
Contribution Agreement, dated June 22, 2018, between Springleaf Finance Corporation and Springleaf Finance, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 22, 2018

4.1
Sixth Supplemental Indenture, dated as of May 11, 2018, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee (including the form of 7.125% Senior Notes due 2026 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 11, 2018.

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

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	August 3, 2018	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)