Form 10-Q
period 2019-03-31
SPRINGLEAF FINANCE CORP
filed 2019-05-03
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
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

Securities registered pursuant to Section 12(b) of the Act: None

At April 30, 2019, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2018 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 15, 2019
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
6.125% SFC Notes due 2024	$1.0 billion of 6.125% Senior Notes due 2024 issued by SFC on February 22, 2019 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segments
AHL	American Health and Life Insurance Company, an insurance subsidiary of OMFH
AIG	AIG Capital Corporation, a subsidiary of American International Group, Inc.
AIG Share Sale Transaction	sale by SFH of 4,179,678 shares of OMH common stock pursuant to an Underwriting Agreement entered into February 21, 2018 among OMH, SFH and Morgan Stanley & Co. LLC
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction
the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
BPS	basis points
CDO	collateralized debt obligations
Citigroup	CitiFinancial Credit Company
CMBS	commercial mortgage-backed securities
Contribution	On June 22, 2018, SFC entered into a Contribution Agreement with SFI, a wholly-owned subsidiary of OMH. Pursuant to the Contribution Agreement, Independence was contributed by SFI to SFC.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2019 Real Estate Loan Sale
SFC and certain of its subsidiaries sold a portfolio of real estate loans with a carrying value of $16 million, classified in finance receivables held for sale, for aggregate cash proceeds of $19 million on February 5, 2019.

FICO score	a credit score created by Fair Isaac Corporation
Fortress	Fortress Investment Group LLC
Fortress Acquisition
transaction by which FCFI Acquisition LLC, an affiliate of Fortress, acquired an 80% economic interest of the sole stockholder of SFC for a cash purchase price of $119 million, effective November 30, 2010

GAAP	generally accepted accounting principles in the United States of America
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Indenture	the SFC Base Indenture, together with all subsequent Supplemental Indentures
Independence	Independence Holdings, LLC
Indiana DOI	Indiana Department of Insurance
Investment Company Act	Investment Company Act of 1940

Term or Abbreviation	Definition

IRS	Internal Revenue Service
Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

LIBOR	London Interbank Offered Rate
Merit	Merit Life Insurance Co., an insurance subsidiary of SFC
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
OCLI	OneMain Consumer Loan, Inc
ODART	OneMain Direct Auto Receivables Trust
OGSC	OneMain General Services Corporation, successor to Springleaf General Services Corporation and SFMC
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Financial Holdings, LLC, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
Other securities	securities for which the fair value option was elected and equity securities. Other Securities recognize unrealized gains and losses in investment revenues
Other SFC Notes
collectively, SFC’s 8.25% Senior Notes due 2023, 7.75% Senior Notes due 2021, and 6.00% Senior Notes due 2020, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

PRSUs	performance-based RSUs
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance portfolio	collectively, retail sales finance contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SCLH	Springleaf Consumer Loan Holding Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture, dated as of December 3, 2014
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Senior Notes Indentures
the SFC Base Indenture as supplemented by the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, the SFC Third Supplemental Indenture, the SFC Fourth Supplemental Indenture, the SFC Fifth Supplemental Indenture and the SFC Sixth Supplemental Indenture

SFC Seventh Supplemental Indenture	Seventh Supplemental Indenture, dated as of February 22, 2019, to the SFC Base Indenture
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

SLFT	Springleaf Funding Trust
SMHC	Springleaf Mortgage Holding Company

Term or Abbreviation	Definition

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

Triton	Triton Insurance Company, an insurance subsidiary of OMFH
UPB	unpaid principal balance for interest bearing accounts and the gross remaining contractual payments less the unaccreted balance of unearned finance charges for precompute accounts
Värde	Värde Partners, Inc.
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
Yield	annualized finance charges as a percentage of average net receivables

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$1,705	$663
Investment securities	1,743	1,694
Net finance receivables (includes loans of consolidated VIEs of $9.1 billion in 2019 and $8.5 billion in 2018)	16,136	16,122
Unearned insurance premium and claim reserves	(668)	(662)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $430 million in 2019 and $444 million in 2018)	(733)	(726)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,735	14,734
Finance receivables held for sale	78	103
Notes receivable from parent	262	260
Restricted cash and restricted cash equivalents (include restricted cash and restricted cash equivalents of consolidated VIEs of $558 million in 2019 and $479 million in 2018)	575	499
Goodwill	1,422	1,422
Other intangible assets	370	387
Other assets	736	547
Total assets	$21,626	$20,309

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $8.1 billion in 2019 and $7.5 billion in 2018)	$16,117	$15,178
Insurance claims and policyholder liabilities	642	685
Deferred and accrued taxes	89	42
Other liabilities (includes other liabilities of consolidated VIEs of $16 million in 2019 and $14 million in 2018)	568	383
Total liabilities	17,416	16,288
Commitments and contingent liabilities (Note 14)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2019 and December 31, 2018	5	5
Additional paid-in capital	2,145	2,110
Accumulated other comprehensive loss	(2)	(34)
Retained earnings	2,062	1,940
Total shareholder’s equity	4,210	4,021
Total liabilities and shareholder’s equity	$21,626	$20,309

See Notes to the Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Interest income:
Finance charges	$953	$857
Finance receivables held for sale	3	3
Total interest income	956	860

Interest expense	236	200

Net interest income	720	660

Provision for finance receivable losses	286	253

Net interest income after provision for finance receivable losses	434	407

Other revenues:
Insurance	110	105
Investment	26	13
Interest income on notes receivable from parent	4	5
Net loss on repurchases and repayments of debt	(21)	(1)
Net gain on sale of real estate loans	3	—
Other	30	9
Total other revenues	152	131

Other expenses:
Salaries and benefits	199	184
Other operating expenses	137	138
Insurance policy benefits and claims	45	45
Total other expenses	381	367

Income before income taxes	205	171

Income taxes	49	41

Net income	$156	$130

See Notes to the Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Net income	$156	$130

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	39	(24)
Foreign currency translation adjustments	2	(3)
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	(9)	1
Other comprehensive income (loss), net of tax	32	(26)

Comprehensive income	$188	$104

See Notes to the Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2019	$5	$2,110	$(34)	$1,940	$4,021
Contribution of SCLH to SFC from SFI	—	34	—	—	34
Share-based compensation expense, net of forfeitures	—	6	—	—	6
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	32	—	32
Cash Dividend to SFI	—	—	—	(34)	(34)
Net income	—	—	—	156	156
Balance, March 31, 2019	$5	$2,145	$(2)	$2,062	$4,210

Balance, January 1, 2018	$5	$1,909	$6	$1,482	$3,402
Non-cash incentive compensation from SFH	—	4	—	—	4
Share-based compensation expense, net of forfeitures	—	2	—	—	2
Withholding tax on share-based compensation	—	(1)	—	—	(1)
Other comprehensive loss	—	—	(26)	—	(26)
Net income	—	—	—	130	130
Balance, March 31, 2018	$5	$1,914	$(20)	$1,612	$3,511

See Notes to the Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net income	$156	$130
Reconciling adjustments:
Provision for finance receivable losses	286	253
Depreciation and amortization	68	67
Deferred income tax charge (benefit)	8	11
Net loss on repurchases and repayments of debt	21	1
Non-cash incentive compensation from SFH	—	4
Share-based compensation expense, net of forfeitures	6	2
Other	(11)	6
Cash flows due to changes in other assets and other liabilities	22	44
Net cash provided by operating activities	556	518

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(290)	(336)
Proceeds on sales of finance receivables held for sale originated as held for investment	19	—
Cash advances on intercompany notes receivable	(2)	(19)
Principal collections on intercompany notes receivable	—	26
Available-for-sale securities purchased	(154)	(197)
Available-for-sale securities called, sold, and matured	103	156
Trading and other securities called, sold, and matured	5	8
Other, net	12	(15)
Net cash used for investing activities	(307)	(377)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	2,327	2,805
Repayment of long-term debt	(1,425)	(1,972)
Cash contribution of SCLH	12	—
Cash dividend to Parent	(34)	—
Payments on intercompany note payable	(6)	—
Withholding tax on share-based compensation	(5)	(1)
Net cash provided by financing activities	869	832

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	1,118	973
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,162	1,456
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$2,280	$2,429

Supplemental cash flow information
Cash and cash equivalents	$1,705	$1,750
Restricted cash and restricted cash equivalents	575	679
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$2,280	$2,429

Cash paid for amounts included in the measurement of operating lease liabilities	$15	$—
Supplemental non-cash activities
Non-cash contribution of SCLH	$22	$—
Right-of-use assets obtained in exchange for operating lease obligations	173	—
Net unsettled investment security purchases	(2)	(5)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to the Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2019

1. Business and Basis of Presentation

Springleaf Finance Corporation is referred to in this report as “SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our,” and is a wholly owned subsidiary of SFI. SFI is a wholly owned subsidiary of OMH.

SFC is a financial services holding company whose principal subsidiaries are Independence Holdings, LLC (“Independence”), which was contributed to SFC by SFI on June 22, 2018, and other direct subsidiaries engaged in the consumer finance and insurance businesses.

Apollo-Värde Transaction

On January 3, 2018, an investor group led by funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”) and Värde Partners, Inc. (“Värde” and together with Apollo, collectively, the “Apollo-Värde Group”) entered into a Share Purchase Agreement with SFH and OMH to acquire from SFH 54,937,500 shares of OMH’s common stock, par value $0.01 per share, at a purchase price per share of $26.00, representing the entire holdings of OMH stock beneficially owned by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”). This transaction closed on June 25, 2018 for an aggregate purchase price of approximately $1.4 billion in cash (the “Apollo-Värde Transaction”). In connection with the Apollo-Värde Transaction, certain executive officers who are holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH in the second quarter of 2018 as a result of their ownership interests in SFH. Although the distribution was not made by the Company or its subsidiaries, in accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

AIG Share Sale Transaction

On February 21, 2018, OMH, SFH and Morgan Stanley & Co. LLC as underwriter entered into an underwriting agreement in connection with the sale by SFH of 4,179,678 shares of OMH’s common stock. These shares were beneficially owned by AIG Capital Corporation (“AIG”), a subsidiary of American International Group, Inc., and represented the entire holdings of OMH’s stock beneficially owned by AIG. In connection with this sale of OMH’s common stock by SFH, certain executive officers who held SFH incentive units, as described above, received a distribution of approximately $4 million in the first quarter of 2018. Consistent with the accounting for the distribution from the Apollo-Värde Transaction described above, the Company recognized non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. Again, the impact to the Company was non-cash, equity neutral and not tax deductible.

At March 31, 2019, the Apollo-Värde Group owned approximately 40.4% of OMH’s common stock.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using GAAP. These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Actual results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2019 presentation, we have reclassified certain items in prior periods of our condensed consolidated financial statements.

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2018 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting, except for the new accounting pronouncements subsequently adopted and disclosed in Note 3 below.

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

The following table presents the Company’s previously reported Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 retrospectively recast for the contribution of Independence:

(dollars in millions)	Three Months Ended March 31, 2018
	As Reported			Consolidated
Year to Date	SFC	Independence	Adjustments	SFC

Interest income:
Finance charges	$325	$532	$—	$857
Finance receivables held for sale originated as held for investment	3	—	—	3
Total interest income	328	532	—	860

Interest expense	130	133	(63)	200

Net interest income	198	399	63	660

Provision for finance receivable losses	81	172	—	253

Net interest income after provision for finance receivable losses	117	227	63	407

Other revenues:
Insurance	21	84	—	105
Investment	5	8	—	13
Interest income on notes receivable from parent and affiliates	68	—	(63)	5
Net loss on repurchases and repayments of debt	—	(1)	—	(1)
Other	1	15	(7)	9
Total other revenues	95	106	(70)	131

Other expenses:
Salaries and benefits	82	102	—	184
Other operating expenses	52	93	(7)	138
Insurance policy benefits and claims	7	38	—	45
Total other expenses	141	233	(7)	367

Income before income tax expense	71	100	—	171

Income tax expense	17	24	—	41

Net income	$54	$76	$—	$130

The following table presents the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 retrospectively recast for the contribution of Independence:

	Three Months Ended March 31, 2018
(dollars in millions)	As Reported SFC	Independence	Adjustments	Consolidated SFC

Cash flows from operating activities
Net income	$54	$76	$—	$130
Reconciling adjustments:
Provision for finance receivable losses	81	172	—	253
Depreciation and amortization	28	39	—	67
Deferred income tax charge (benefit)	(3)	14	—	11
Non-cash incentive compensation from Initial Stockholder	4	—	—	4
Net loss on repurchases and repayments of debt	—	1	—	1
Share-based compensation expense, net of forfeitures	—	2	—	2
Other	5	1	—	6
Other assets and other liabilities	(12)	56	—	44
Net cash provided by operating activities	157	361	—	518

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(117)	(219)	—	(336)
Cash advances on intercompany notes receivable	(545)	—	526	(19)
Proceeds from repayments of principal and assignment of intercompany notes receivable	334	—	(308)	26
Available-for-sale securities purchased	(24)	(178)	5	(197)
Available-for-sale securities called, sold, and matured	56	100	—	156
Trading and other securities called, sold, and matured	1	7	—	8
Other, net	(5)	(10)	—	(15)
Net cash provided by (used for) financing activities	(300)	(300)	223	(377)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	2,001	804	—	2,805
Repayments of long-term debt	(589)	(1,378)	(5)	(1,972)
Proceeds from intercompany note payable	—	526	(526)	—
Payments on intercompany note payable	—	(308)	308	—
Withholding tax on share-based compensation	—	(1)	—	(1)
Net cash provided by (used for) financing activities	1,412	(357)	(223)	832

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	1,269	(296)	—	973
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	413	1,043	—	$1,456
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,682	$747	$—	$2,429

Supplemental cash flow information
Cash and cash equivalents	$1,431	$319	$—	$1,750
Restricted cash and restricted cash equivalents	251	428	—	679
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,682	$747	$—	$2,429

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-02. We adopted the amendments of these ASUs as of January 1, 2019. See Note 14 for additional information on the adoption of ASU 2016-02.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Financial Instruments - Credit Losses

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. We continue to refine the development of an acceptable model to estimate the expected credit losses in accordance with our model governance policies. The Company has started the parallel testing phase in 2019. The Company will provide further disclosure regarding the estimated impact on our allowance for finance receivable losses as the parallel testing phase is enhanced with additional levels of governance and review. In addition to the development of the model, we are assessing the additional disclosure requirements from this update and the impact the adoption may have on any available-for-sale securities held by the Company. We believe the adoption of this ASU will have a material effect on our consolidated financial statements through an increase to the allowance for finance receivable losses, an increase to deferred tax assets and a corresponding one-time cumulative reduction to retained earnings, net of tax, in the consolidated balance sheet as of the beginning of the year of adoption.

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

We do not believe that any other accounting pronouncements issued during the three months ended March 31, 2019, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivables consist of personal loans, which are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral or are unsecured. Prior to September 30, 2018, our finance receivables also included other receivables, which consist of our liquidating loan portfolios: real estate loans, retail sales finance contracts and revolving retail accounts. We continue to service or sub-service liquidating real estate loans and retail sales finance contracts. Effective September 30, 2018, our real estate loans were transferred from held for investment to held for sale. See Notes 5, 6 and 7 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for more information about Other Receivables.

Net finance receivables consist of our total portfolio of personal loans. Components of our personal loans were as follows:

(dollars in millions)	March 31, 2019	December 31, 2018

Gross receivables *	$15,968	$15,936
Unearned points and fees	(202)	(200)
Accrued finance charges	240	253
Deferred origination costs	130	133
Total	$16,136	$16,122

*	Gross receivables equal the UPB except for the following:

•
Finance receivables purchased as a performing receivable — gross receivables are equal to UPB and, if applicable, any remaining unearned premium or discount established at the time of purchase to reflect the finance receivable balance at its initial fair value; and

•	Purchased credit impaired finance receivables — gross receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts.

At March 31, 2019 and December 31, 2018, unused lines of credit extended to customers by the Company were immaterial.

CREDIT QUALITY INDICATOR

We consider the value of the collateral, the concentration of secured loans, and the delinquency status of our finance receivables as our primary credit quality indicators. At March 31, 2019 and December 31, 2018, 49% and 48% of our personal loans were secured by titled collateral, respectively. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of our personal loans held for investment by number of days delinquent:

(dollars in millions)	March 31, 2019	December 31, 2018

Performing
Current	$15,489	$15,373
30-59 days past due	179	228
60-89 days past due	133	160
Total performing	15,801	15,761
Nonperforming
90-179 days past due	327	353
180 days or more past due	8	8
Total nonperforming	335	361
Total	$16,136	$16,122

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of personal loans held for investment and real estate loans held for sale purchased in connection with the OneMain Acquisition and the Fortress Acquisition, respectively.

We report the carrying amount of our purchased credit impaired personal loans in net finance receivables, less allowance for finance receivable losses and our purchased credit impaired real estate loans in finance receivables held for sale as discussed below.

At March 31, 2019 and December 31, 2018, finance receivables held for sale totaled $78 million and $103 million, respectively, which include purchased credit impaired real estate loans, as well as TDR real estate loans. See Note 6 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables were as follows:

(dollars in millions)	March 31, 2019	December 31, 2018

Personal Loans
Carrying amount, net of allowance	$73	$89
Outstanding balance (a)	116	135
Allowance for purchased credit impaired finance receivable losses (b)	—	—

Real Estate Loans - Held for Sale
Carrying amount	$22	$28
Outstanding balance (a)	39	48

(a)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

(b)
The allowance for purchased credit impaired finance receivable losses reflects the carrying value of the purchased credit impaired loans held for investment exceeding the present value of the expected cash flows. As indicated above, no allowance was required as of March 31, 2019 or December 31, 2018.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Personal Loans
Balance at beginning of period	$39	$47
Accretion	(5)	(6)
Reclassifications from nonaccretable difference (a)	—	8
Balance at end of period	$34	$49

Real Estate Loans - Held for Sale
Balance at beginning of period	$27	$53
Accretion	(1)	(1)
Transfer due to finance receivables sold	(3)	—
Balance at end of period	$23	$52

(a)	Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	March 31, 2019	December 31, 2018

Personal Loans
TDR gross receivables (a)	$499	$449
TDR net receivables (b)	502	452
Allowance for TDR finance receivable losses	196	169

Real Estate Loans - Held for Sale
TDR gross receivables (a)	$58	$89
TDR net receivables (b)	58	75

(a)
TDR gross receivables — gross receivables are equal to UPB and, if applicable, any remaining unearned premium or discount established at the time of purchase if previously purchased as a performing receivable.

(b)	TDR net receivables — TDR gross receivables net of unearned points and fees, accrued finance charges, deferred origination costs and any impairment for real estate loans held for sale.

As of March 31, 2019, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables *	Total

Three Months Ended March 31, 2019
TDR average net receivables	$477	$64	$541
TDR finance charges recognized	12	1	13

Three Months Ended March 31, 2018
TDR average net receivables	$336	$139	$475
TDR finance charges recognized	11	2	13

* Other Receivables held for sale included in the table above consist of real estate loans and were as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018

TDR average net receivables	$64	$90
TDR finance charges recognized	1	1

Information regarding the new volume of the TDR finance receivables held for investment, consisting of personal loans, are reflected in the following table. New volume of TDR other receivables are not included in the table below as they were immaterial for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Personal Loans
Pre-modification TDR net finance receivables	$120	$94
Post-modification TDR net finance receivables:
Rate reduction	$85	$70
Other *	35	24
Total post-modification TDR net finance receivables	$120	$94
Number of TDR accounts	18,506	14,652

*	“Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

Personal loans held for investment that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Personal Loans
TDR net finance receivables *	$19	$17
Number of TDR accounts	2,925	2,706

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR other receivables for the three months ended March 31, 2019 and 2018 that defaulted during the previous 12-month period were immaterial.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

Three Months Ended March 31, 2019
Balance at beginning of period	$726	$—	$726
Provision for finance receivable losses	286	—	286
Charge-offs	(311)	—	(311)
Recoveries	27	—	27
Other *	5	—	5
Balance at end of period	$733	$—	$733

Three Months Ended March 31, 2018
Balance at beginning of period	$668	$24	$692
Provision for finance receivable losses	253	—	253
Charge-offs	(287)	(1)	(288)
Recoveries	27	1	28
Balance at end of period	$661	$24	$685

*
Other represents the increase of SFC’s allowance for finance receivable losses due to the contribution of Springleaf Consumer Loan Holding Company (“SCLH”) which was effective as of January 1, 2019. The contribution is presented prospectively because it is deemed to be a contribution of net assets. See Note 8 for more information regarding the contribution.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	March 31, 2019	December 31, 2018

Allowance for finance receivable losses:
Collectively evaluated for impairment	$537	$557
Purchased credit impaired finance receivables	—	—
TDR finance receivables	196	169
Total	$733	$726

Finance receivables:
Collectively evaluated for impairment	$15,561	$15,581
Purchased credit impaired finance receivables	73	89
TDR finance receivables	502	452
Total	$16,136	$16,122

Allowance for finance receivable losses as a percentage of finance receivables	4.54%	4.50%

6. Finance Receivables Held for Sale

We reported finance receivables held for sale of $78 million at March 31, 2019 and $103 million at December 31, 2018, which consist entirely of real estate loans and are carried at the lower of cost or fair value, applied on an aggregate basis. In February 2019, we sold a portfolio of real estate loans with a carrying value of $16 million for aggregate cash proceeds of $19 million and recorded a net gain in other revenues of $3 million (“February 2019 Real Estate Loan Sale”). After the recognition of the February 2019 Real Estate Loan Sale, the carrying value of the remaining loans classified in finance receivables held for sale exceeded their fair value and, accordingly, we marked the remaining loans to fair value and recorded an impairment in other revenue of $3 million. At March 31, 2019, the carrying value of our finance receivables held for sale was not impaired.

We did not have any material transfers to or from finance receivables held for sale during the three months ended March 31, 2019 and 2018.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2019
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$17	$—	$—	$17
Obligations of states, municipalities, and political subdivisions	87	—	—	87
Certificates of deposit and commercial paper	59	—	—	59
Non-U.S. government and government sponsored entities	143	2	—	145
Corporate debt	1,056	13	(10)	1,059
Mortgage-backed, asset-backed, and collateralized:
RMBS	141	1	(1)	141
CMBS	67	—	(1)	66
CDO/ABS	82	1	—	83
Total	$1,652	$17	$(12)	$1,657

December 31, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$21	$—	$—	$21
Obligations of states, municipalities, and political subdivisions	91	—	(1)	90
Certificates of deposit and commercial paper	63	—	—	63
Non-U.S. government and government sponsored entities	145	—	(2)	143
Corporate debt	1,027	2	(32)	997
Mortgage-backed, asset-backed, and collateralized:
RMBS	130	—	(2)	128
CMBS	72	—	(1)	71
CDO/ABS	94	1	(1)	94
Total	$1,643	$3	$(39)	$1,607

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2019
U.S. government and government sponsored entities	$—	$—	$17	$—	$17	$—
Obligations of states, municipalities, and political subdivisions	5	—	38	—	43	—
Non-U.S. government and government sponsored entities	1	—	45	—	46	—
Corporate debt	63	(1)	416	(9)	479	(10)
Mortgage-backed, asset-backed, and collateralized:
RMBS	10	—	63	(1)	73	(1)
CMBS	3	—	42	(1)	45	(1)
CDO/ABS	3	—	30	—	33	—
Total	$85	$(1)	$651	$(11)	$736	$(12)

December 31, 2018
U.S. government and government sponsored entities	$3	$—	$16	$—	$19	$—
Obligations of states, municipalities, and political subdivisions	10	—	57	(1)	67	(1)
Non-U.S. government and government sponsored entities	19	(1)	97	(1)	116	(2)
Corporate debt	377	(14)	448	(18)	825	(32)
Mortgage-backed, asset-backed, and collateralized:
RMBS	23	—	78	(2)	101	(2)
CMBS	10	—	54	(1)	64	(1)
CDO/ABS	18	—	33	(1)	51	(1)
Total	$460	$(15)	$783	$(24)	$1,243	$(39)

On a lot basis, we had 1,031 and 1,767 investment securities in an unrealized loss position at March 31, 2019 and December 31, 2018, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at March 31, 2019, other-than-temporary impairments on investment securities that we intend to sell were immaterial. We do not have plans to sell any of the remaining investment securities with unrealized losses as of March 31, 2019, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended March 31, 2019 and 2018, other-than-temporary impairment credit losses, primarily on corporate debt, in investment revenues were immaterial.

There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during the three months ended March 31, 2019 and 2018.

The proceeds of available-for-sale securities sold or redeemed during the three months ended March 31, 2019 and March 31, 2018 were $29 million and $71 million, respectively. The realized gains and losses were immaterial during the three months ended March 31, 2019 and 2018.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2019 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$207	$208
Due after 1 year through 5 years	552	549
Due after 5 years through 10 years	421	417
Due after 10 years	187	188
Mortgage-backed, asset-backed, and collateralized securities	290	290
Total	$1,657	$1,652

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $509 million and $515 million at March 31, 2019 and December 31, 2018, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2019	December 31, 2018

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	38	43
Mortgage-backed, asset-backed, and collateralized bonds	2	2
Total bonds	41	46
Preferred stock (a)	20	19
Common stock (a)	24	21
Other long-term investments	1	1
Total	$86	$87

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

We recognized $4 million in unrealized gains and $2 million in unrealized losses on other securities for the three months ended March 31, 2019 and 2018, respectively. We report these unrealized gains and losses in investment revenues.

Net realized gains and losses on other securities sold or redeemed were immaterial for the three months ended March 31, 2019 and 2018. We report these gains and losses in investment revenues.

Other securities include equity securities and those securities for which the fair value option was elected.

8. Related Party Transactions

Notes Receivable from Parent

Included in notes receivable from parent is SFC’s note receivable from SFI. The note from SFI is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022. The note receivable totaled $231 million at March 31, 2019 and $232 million at December 31, 2018. The interest rate is determined each quarter based on the lender’s cost of funds rate from the prior quarter’s end, which was 5.70% at March 31, 2019 and 5.81% at March 31, 2018. For the three months ending March 31, 2019 and 2018, SFC recorded interest income of $3 million and $6 million, respectively, which we report in interest income on notes receivable from parent.

Notes receivable from parent also included an additional $31 million at March 31, 2019 and $28 million at December 31, 2018, due to a note receivable from SFI held by SMHC which was contributed to SFC on December 15, 2018. The interest rate on the additional note is determined each quarter based on the lender’s cost of funds rate from the prior quarter’s end plus 25 bps, which was 5.95% at March 31, 2019. Interest income on the additional note was immaterial for the three months ending March 31, 2019.

See Note 12 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K.

Springleaf Consumer Loan Holding Company (“SCLH”) Contribution

On March 10, 2019, all of the outstanding capital stock of SCLH, a subsidiary of SFI, was contributed to SFC and SCLH became a wholly owned direct subsidiary of SFC. The contribution was effective as of January 1, 2019 and increased SFC’s total shareholder’s equity and total assets by $34 million and $53 million, respectively. The contribution is presented prospectively because it is deemed to be a contribution of net assets.

Loan Referral Fees: Through June 30, 2018, OCLI, a wholly owned direct subsidiary of SCLH, provided personal loan application and credit underwriting services on behalf of SFC for personal loan applications that are submitted online. SFC was charged a fee of $35 for each underwritten approved application processed, as well as any other fees agreed to by the parties. On July 1, 2018, SFC terminated its agreement with OCLI to provide these services. For the three months ended March 31, 2018, SFC recorded $5 million of referral fee expense. Certain costs incurred by OCLI to provide these services are included in deferred origination costs.

OGSC Services Agreement

OGSC provides a variety of services to affiliates under a services agreement, including SFC. OGSC was contributed to SFC by OMH effective July 1, 2018 and all activity between OGSC and SFC under the agreement is eliminated from SFC’s results as of July 1, 2018. During the three months ended March 31, 2018 SFC recorded $71 million of service fee expenses which are included in operating expenses.

See Note 12 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for more information about these agreements and the OGSC contribution.

Parent and Affiliate Receivables and Payables

Receivables from parent and affiliate totaled $12 million and $18 million at March 31, 2019 and December 31, 2018, respectively, and are included in other assets. Payables to parent and affiliate are included in other liabilities and were immaterial at December 31, 2018. There were no payables to parent or affiliate at March 31, 2019.

9. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at March 31, 2019 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	2.16% - 6.94%	5.63% - 8.25%	4.54%

Remainder of 2019	—	299	—	299
2020	—	1,000	—	1,000
2021	—	646	—	646
2022	—	1,000	—	1,000
2023	—	1,175	—	1,175
2024-2067	—	3,849	350	4,199
Securitizations (c)	8,155	—	—	8,155
Total principal maturities	$8,155	$7,969	$350	$16,474

Total carrying amount	$8,125	$7,820	$172	$16,117
Debt issuance costs (d)	$(28)	$(69)	$—	$(97)

(a)
Pursuant to the SFC Base Indenture, the SFC supplemental indentures and the SFC Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the SFC Unsecured Senior Notes and Junior Subordinated Debenture. The OMH guarantees of SFC’s long-term debt are subject to customary release provisions.

(b)
The interest rates shown are the range of contractual rates in effect at March 31, 2019. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.54% as of March 31, 2019.

(c)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At March 31, 2019, there were no amounts drawn under our revolving conduit facilities. See Note 10 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(d)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $25 million at March 31, 2019 and are reported in “Other assets”.

SFC’S 6.125% SENIOR NOTES DUE 2024 OFFERING

On February 22, 2019, SFC issued a total of $1.0 billion aggregate principal amount of 6.125% Senior Notes due 2024 (the “6.125% SFC Notes due 2024”) under the SFC Senior Notes Indentures, as supplemented by the SFC Seventh Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

REDEMPTION OF 5.25% SENIOR NOTES DUE 2019

As a result of the offering described above, SFC issued a notice of redemption to redeem all of the outstanding principal amount of its 5.25% Senior Notes due 2019. On March 25, 2019, SFC paid an aggregate amount of $706 million, inclusive of accrued interest and premiums, to complete the redemption. We recognized approximately $21 million of net loss on the repurchases and repayments of debt for the three months ended March 31, 2019.

REDEMPTION OF 6.00% SENIOR NOTES DUE 2020

On March 15, 2019, SFC issued a Notice of Full Redemption of its 6.00% Senior Notes due 2020. On April 15, 2019, SFC paid an aggregate amount of $317 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption we will recognize approximately $11 million of net loss on repurchases and repayments of debt for the three and six months ended June 30, 2019.

10. Variable Interest Entities

CONSOLIDATED VIES

We have transferred finance receivables to VIEs for asset-backed financing transactions and include the assets and liabilities in our consolidated financial statements because we are the primary beneficiary of each VIE. We account for these asset-backed debt obligations as secured borrowings.

See Note 3 and Note 14 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual
Report on Form 10-K for more detail regarding VIEs.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	March 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$3	$2
Finance receivables - Personal loans	9,128	8,480
Allowance for finance receivable losses	430	444
Restricted cash and restricted cash equivalents	558	479
Other assets	26	26

Liabilities
Long-term debt	$8,125	$7,510
Other liabilities	16	14

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $82 million for the three months ended March 31, 2019, compared to $87 million for the three months ended March 31, 2018.

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from one to five years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes. Our total securitized borrowings at March 31, 2019 were $8.1 billion.

REVOLVING CONDUIT FACILITIES

We had access to 12 conduit facilities with a total borrowing capacity of $6.2 billion as of March 31, 2019. Our conduit facilities’ revolving period end ranges from one to three years. Principal balances of outstanding loans, if any, are due and payable in full ranging from three to eight years as of March 31, 2019. Amounts drawn on these facilities are collateralized by our personal loans.

At March 31, 2019, no amounts were drawn under these facilities.

11. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

	At or for the Three Months Ended March 31,
(dollars in millions)	2019	2018

Balance at beginning of period	$117	$154
Less reinsurance recoverables	(4)	(23)
Net balance at beginning of period	113	131
Additions for losses and loss adjustment expenses incurred to:
Current year	54	50
Prior years *	(7)	(4)
Total	47	46
Reductions for losses and loss adjustment expenses paid related to:
Current year	(17)	(15)
Prior years	(33)	(35)
Total	(50)	(50)
Net balance at end of period	110	127
Plus reinsurance recoverables	4	23
Balance at end of period	$114	$150

*
Reflects (i) a redundancy in the prior years’ net reserves of $7 million at March 31, 2019 primarily due to a favorable development of credit life, disability, and unemployment claims during the year and (ii) a redundancy in the prior years’ net reserves of $4 million at March 31, 2018, primarily due to a favorable development of credit disability and unemployment claims during the year.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2019
Balance at beginning of period	$(28)	$(2)	$(4)	$(34)
Other comprehensive income before reclassifications	30	(1)	3	32
Balance at end of period	$2	$(3)	$(1)	$(2)

Three Months Ended March 31, 2018
Balance at beginning of period	$4	$(1)	$3	$6
Other comprehensive loss before reclassifications	(23)	(1)	(2)	(26)
Balance at end of period	$(19)	$(2)	$1	$(20)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three months ended March 31, 2019 and March 31, 2018.

13. Income Taxes

We had a net deferred tax asset of $112 million and $130 million at March 31, 2019 and December 31, 2018, respectively.

The effective tax rate for the three months ended March 31, 2019 was 23.9% which is consistent with the same period in 2018. The effective tax rates for the three months ended March 31, 2019 and 2018 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are currently under examination of our U.S. federal tax return for the years 2014 to 2016 by the IRS. We are also under examination of various states for the years 2011 to 2017. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $14 million at March 31, 2019 and $17 million at December 31, 2018. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

14. Leases and Contingencies

LEASES

Our leases primarily consist of leased office space, automobiles, and information technology equipment.

As described in Note 3, we have adopted ASU 2016-02, Leases, as of January 1, 2019. We have adopted the standard on the date of initial application using the optional transition approach. As a result of this election, the prior periods presented have not been adjusted. Additionally, we have elected the practical expedient to treat both the lease component and non-lease component for our leased office space portfolio as a single lease component.

All our leases are classified as operating leases. At inception of an arrangement we determine if a lease exists. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. At lease commencement date, we recognize right-of-use assets and lease liabilities measured at the present value of lease payments over the lease term. Since our operating leases do not provide an implicit rate, we utilize the best available information to determine our incremental borrowing rate which is used to calculate the present value of lease payments. The right-of-use asset also includes any prepaid fixed lease payments and excludes lease incentives. Options to extend or terminate a lease may be included in our lease arrangements. We reflect the renewal or termination option in the right-of-use asset and lease liability when it is reasonably certain that we will exercise those options. Operating lease costs for lease payments are recognized on a straight-line basis over the lease term and are included in “Other operating expenses” in our condensed consolidated statement of operations. The operating lease right-of-use assets are included in “Other assets” and the operating lease liabilities are included in “Other liabilities” in our condensed consolidated balance sheet.

Our operating leases have remaining lease terms of one year to ten years. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases as variable lease payments. As of March 31, 2019, our operating right-of-use asset balance was
$160 million and our operating lease liability balance was $175 million. Our operating lease costs totaled $17 million, our variable lease costs totaled $4 million and our sublease income was immaterial for the three months ended March 31, 2019.

As of March 31, 2019, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2019 (excluding the three months ended March 31, 2019)	$46
2020	52
2021	39
2022	27
2023	13
2024	6
Thereafter	6
Total lease payments	189
Imputed interest	(14)
Total	$175

Weighted Average Remaining Lease Term	3.8 years
Weighted Average Discount Rate	3.74%

As of December 31, 2018, under ASC 840, Leases, annual rental commitments for leased office space, automobiles and information technology equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Lease Commitments

2019	$60
2020	50
2021	37
2022	26
2023	12
2024+	12
Total	$197

Rental expense totaled $72 million in 2018.

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

15. Benefit Plans

During the three months ended March 31, 2019 and 2018, the components of net periodic benefit cost with respect to our defined benefit pension plans were immaterial. We do not currently fund post-retirement benefits.

16. Segment Information

At March 31, 2019, our two segments included Consumer and Insurance and Acquisitions and Servicing. The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include our liquidating real estate loans and our liquidating retail sales finance portfolios.

Our segment accounting policies are the same as those disclosed in Note 3 and Note 23 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K. We report the operating results of our segments and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for interest expense and operating costs, and (ii) excludes the impact of applying purchase accounting.

The following tables present information about our segments, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2019
Interest income	$954	$—	$3	$(1)	$956
Interest expense	229	—	2	5	236
Provision for finance receivable losses	276	—	—	10	286
Net interest income after provision for finance receivable losses	449	—	1	(16)	434
Other revenues (a)	146	7	5	(6)	152
Other expenses	363	7	6	5	381
Income (loss) before income tax expense (benefit)	$232	$—	$—	$(27)	$205

Assets (b)	$19,212	$—	$357	$2,057	$21,626

At or for the Three Months Ended March 31, 2018
Interest income	$871	$—	$5	$(16)	$860
Interest expense	194	—	5	1	200
Provision for finance receivable losses	257	—	(2)	(2)	253
Net interest income (loss) after provision for finance receivable losses	420	—	2	(15)	407
Other revenues (a)	104	—	3	24	131
Other expenses	355	1	5	6	367
Income (loss) before income tax expense (benefit)	$169	$(1)	$—	$3	$171

Assets (b)	$17,947	$—	$635	$2,161	$20,743

(a)	Other revenues reported in “Other” primarily includes interest income on the SFC’s notes receivable from SFI. See Note 8 for further information on the notes receivable from parent.

(b)	Assets reported in “Other” primarily includes notes receivable from parent discussed above. See Note 8 for further information on the note receivable from parent.

17. Fair Value Measurements

The accounting policies of our Fair Value Measurements are the same as those disclosed in Note 3 and Note 24 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2019
Assets
Cash and cash equivalents	$1,662	$43	$—	$1,705	$1,705
Investment securities	37	1,702	4	1,743	1,743
Net finance receivables, less allowance for finance receivable losses	—	—	16,872	16,872	15,403
Finance receivables held for sale	—	—	80	80	78
Notes receivable from parent	—	262	—	262	262
Restricted cash and restricted cash equivalents	575	—	—	575	575
Other assets *	—	12	13	25	25

Liabilities
Long-term debt	$—	$16,681	$—	$16,681	$16,117

December 31, 2018
Assets
Cash and cash equivalents	$602	$61	$—	$663	$663
Investment securities	34	1,655	5	1,694	1,694
Net finance receivables, less allowance for finance receivable losses	—	—	16,692	16,692	15,396
Finance receivables held for sale	—	—	103	103	103
Notes receivable from parent	—	260	—	260	260
Restricted cash and restricted cash equivalents	499	—	—	499	499
Other assets *	—	19	15	34	34

Liabilities
Long-term debt	$—	$15,041	$—	$15,041	$15,178

*
Other assets at March 31, 2019 and December 31, 2018 include receivables from parent and affiliates and miscellaneous receivables related to our liquidating loan portfolios. Total carrying value of receivables from parent and affiliates totaled $12 million at March 31, 2019 and $18 million at December 31, 2018.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2019
Assets
Cash equivalents in mutual funds	$1,033	$—	$—	$1,033
Cash equivalents in securities	—	43	—	43
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	17	—	17
Obligations of states, municipalities, and political subdivisions	—	87	—	87
Certificates of deposit and commercial paper	—	59	—	59
Non-U.S. government and government sponsored entities	—	145	—	145
Corporate debt	—	1,057	2	1,059
RMBS	—	141	—	141
CMBS	—	66	—	66
CDO/ABS	—	83	—	83
Total available-for-sale securities	—	1,655	2	1,657
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	37	1	38
RMBS	—	1	—	1
CDO/ABS	—	1	—	1
Total bonds	—	40	1	41
Preferred stock	13	7	—	20
Common stock	24	—	—	24
Other long-term investments	—	—	1	1
Total other securities	37	47	2	86
Total investment securities	37	1,702	4	1,743
Restricted cash in mutual funds	560	—	—	560
Total	$1,630	$1,745	$4	$3,379

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2018
Assets
Cash equivalents in mutual funds	$415	$—	$—	$415
Cash equivalents in securities	—	61	—	61
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	21	—	21
Obligations of states, municipalities, and political subdivisions	—	90	—	90
Certificates of deposit and commercial paper	—	63	—	63
Non-U.S. government and government sponsored entities	—	143	—	143
Corporate debt	—	995	2	997
RMBS	—	128	—	128
CMBS	—	71	—	71
CDO/ABS	—	93	1	94
Total available-for-sale securities	—	1,604	3	1,607
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	42	1	43
RMBS	—	1	—	1
CDO/ABS	—	1	—	1
Total bonds	—	45	1	46
Preferred stock	13	6	—	19
Common stock	21	—	—	21
Other long-term investments	—	—	1	1
Total other securities	34	51	2	87
Total investment securities	34	1,655	5	1,694
Restricted cash in mutual funds	482	—	—	482
Total	$931	$1,716	$5	$2,652

Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2019 and 2018 period, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs in the tables above.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were $3 million and immaterial for the three months ended March 31, 2019 and 2018, respectively.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 24 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for information regarding our methods and assumptions used to estimate fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements are subject to risks, uncertainties, assumptions and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events, whether as a result of new information, future developments or otherwise, except as required by law. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this report that could cause actual results to differ before making an investment decision to purchase our securities and should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of approximately 1,600 branch offices in 44 states is staffed with expert personnel and is complemented by our online origination capabilities and centralized operations, which allows us to reach customers located outside our branch network. Our digital platform provides current and prospective customers the option of obtaining a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers optional credit and non-credit insurance products.

In addition to our loan originations and insurance sales activities, we service loans owned by us and service loans owned by third parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral or are unsecured. At March 31, 2019, we had approximately 2.3 million personal loans, representing $16.1 billion of net finance receivables, compared to approximately 2.4 million personal loans totaling $16.1 billion at December 31, 2018.

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

Our non-originating legacy products include:

•
Other Receivables — We ceased originating real estate loans in 2012 and purchasing retail sales finance contracts and revolving retail accounts in 2013. We continue to service or sub-service liquidating real estate loans and retail sales finance contracts. Effective September 30, 2018, our real estate loans were transferred from held for investment to held for sale. See Notes 5, 6 and 7 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for more information about Other Receivables.

OUR SEGMENTS

At March 31, 2019, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which primarily include our liquidating real estate loan portfolio and our liquidating retail sales finance portfolio.

See Note 16 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our segments.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Cash Dividends

On February 11, 2019, OMH announced an initial quarterly dividend of $0.25 per share and paid $34 million on March 15, 2019 to record holders of OMH’s common stock as of the close of business on February 26, 2019. To provide funding for the OMH dividend, SFC paid a dividend of $34 million on March 13, 2019 to its sole shareholder, SFI. Concurrently, SFI paid a dividend of $34 million to its sole shareholder, OMH.

On April 29, 2019, OMH announced a quarterly dividend of $0.25 per share, payable on June 14, 2019 to record holders of OMH’s common stock as of the close of business on May 29, 2019. Similar to the initial dividend paid on March 15, 2019, the SFC board of directors authorized a dividend in the amount of up to $36 million payable on or after June 10, 2019 to its sole shareholder, SFI. Concurrently on April 29, 2019, the SFI board of directors authorized a dividend in the amount of up to $36 million payable on or after June 10, 2019 to its sole shareholder, OMH.

Issuance of 6.125% Senior Notes Due 2024 and Redemptions of 5.25% Senior Notes due 2019 and 6.00% Senior Notes Due 2020

For information regarding such notes issuance and redemptions, see Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this report.
Departure of OMH’s Chief Financial Officer (“CFO”) and Appointment of CFO

On April 25, 2019, OMH’s Board of Directors appointed Micah R. Conrad as CFO. Mr. Conrad replaces Scott T. Parker, who resigned as Executive Vice President and CFO on March 26, 2019 and departed the Company on April 4, 2019. Mr. Parker’s departure was not due to any disagreement between Mr. Parker and the Company relating to the Company’s financial reporting or condition, policies or practices. Mr. Conrad served as OMH’s Acting CFO from March 26, 2019 until his appointment as CFO.

Appointment of New Member of the Board of Directors, President, and Chief Executive Officer (“CEO”) at SFC

On April 4, 2019, Richard N. Tambor was appointed to SFC’s Board of Directors and as President and Chief Executive Officer. Mr. Tambor replaces Scott T. Parker, who resigned as a member of the Board of Directors and as President and Chief Executive Officer of SFC.

Synergies from the OneMain Acquisition - Sale of Merit Life Insurance Co.

As part of our continuing integration efforts from the OneMain Acquisition, on March 7, 2019, we entered into a Share Purchase Agreement with a third-party insurance holding company to sell all of the issued and outstanding shares of Merit, our wholly owned subsidiary. The transaction is expected to close in the second quarter of 2019 and is subject to regulatory approval and other customary closing conditions. The assets and liabilities of Merit, that are subject to sale, are classified as held for sale as of March 31, 2019 and are reflected in “Other assets” and “Other liabilities” respectively in our condensed consolidated balance sheet. Based on the estimated purchase price, there is no indication of impairment of net assets held for sale as of March 31, 2019.

OUTLOOK

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities to strengthen our capital base. We further describe our key initiatives and strategies under “Recent Developments and Outlook” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our 2018 Annual Report on Form 10-K.

Results of Operations

CONSOLIDATED RESULTS

See the table below for our consolidated operating results and selected financial statistics. A further discussion of our operating results for each of our operating segments is provided under “Segment Results” below.

	At or for the Three Months Ended March 31,
(dollars in millions)	2019	2018

Interest income	$956	$860
Interest expense	236	200
Provision for finance receivable losses	286	253
Net interest income after provision for finance receivable losses	434	407
Other revenues	152	131
Other expenses	381	367
Income before income taxes	205	171
Income taxes	49	41
Net income	$156	$130

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$16,136	$14,943
Number of accounts	2,326,835	2,340,042
Finance receivables held for sale:
Net finance receivables	$78	$126
Number of accounts	2,357	2,345
Finance receivables held for investment and held for sale:
Average net receivables	$16,146	$14,941
Average daily debt balance	$15,839	$14,947
Yield	23.92%	23.25%
Gross charge-off ratio	7.82%	7.82%
Recovery ratio	(0.70)%	(0.75)%
Net charge-off ratio	7.12%	7.07%
30-89 Delinquency ratio	1.93%	2.10%
Origination volume	$2,582	$2,534
Number of accounts originated	276,329	323,753

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three Months Ended March 31, 2019 and 2018

Interest income increased $96 million or 11% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily due to continued growth in our loan portfolio and higher yield, which was primarily driven by lower amortization of purchase premium on non-credit impaired finance receivables.

Interest expense increased $36 million or 18% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily due to the increase in average debt, consistent with the growth in our loan portfolio, and our strategic actions to increase unsecured debt, which tends to have higher interest rates than secured debt, in order to achieve a more proportional mix of secured and unsecured funding.

See Notes 9 and 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $33 million or 13% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily driven by the growth in our loan portfolio offset by lower required provision due to the continued change in portfolio mix to more secured personal loans. As a result of the transfer of the remaining real estate loans to held for sale, the level of allowance for finance receivable losses as a percentage of net finance receivables has decreased from the same period in 2018.

Other revenues increased $21 million or 16% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily due to (i) a $13 million increase of investment revenue driven by unrealized gains on equity investment securities and an increase in interest income on our cash and cash equivalents, (ii) an $11 million net gain on sale of a cost method investment, (iii) a $7 million increase in service fee income received in the current period due to the contributions of SMHC and SCLH to SFC, and (iv) a $5 million increase in insurance premiums due to the increase in insurance products sold. The increase was partially offset by $20 million of higher net losses on repurchases and repayments of debt.

Other expenses increased $14 million or 4% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily due to increased expenses of $27 million related to the OGSC, SMHC and SCLH contributions subsequent to March 31, 2018. This increase was partially offset by a $13 million decrease in loan referral fees due to termination of the loan referral agreement between SFC and OCLI.

Income taxes totaled $49 million for the three months ended March 31, 2019 compared to $41 million for the same period in 2018. The increase is primarily due to higher pre-tax income in the current period compared to same period in 2018. The effective tax rate for the three months ended March 31, 2019 was 23.9% which is consistent with the same period in 2018. The effective tax rates for the three months ended March 31, 2019 and 2018 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure, in assessing the profitability of our segments, in evaluating our operating performance and as a performance goal under the Company’s executive compensation programs. We describe our adjusted pretax income (loss) under “Results of Operations” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our 2018 Annual Report on Form 10-K.

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

The reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment were as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$232	$169
Adjustments:
Net loss on repurchases and repayments of debt	16	27
Net gain on sale of cost method investment	(11)	—
Acquisition-related transaction and integration expenses	6	10
Restructuring charges	3	—
Adjusted pretax income (non-GAAP)	$246	$206

Acquisitions and Servicing
Loss before income tax benefit - Segment Accounting Basis	$—	$(1)
Adjustments	—	—
Adjusted pretax loss (non-GAAP)	$—	$(1)

Other
Income before income taxes - Segment Accounting Basis	$—	$—
Net loss on sale of real estate loans *	1	—
Adjusted pretax income (non-GAAP)	$1	$—

* During the three months ended March 31, 2019, the resulting impairment on finance receivables held for sale remaining after the February 2019 Real Estate Loan Sale has been combined with the gain on the sale.

We describe our acquisition-related transaction and integration expenses under “Results of Operations” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our 2018 Annual Report on Form 10-K.

Segment Results

See Note 23 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for a description of our segments and methodologies used to allocate revenues and expenses to each segment. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for reconciliations of segment totals to condensed consolidated financial statement amounts.

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2019	2018

Interest income	$954	$871
Interest expense	229	194
Provision for finance receivable losses	276	257
Net interest income after provision for finance receivable losses	449	420
Other revenues	151	131
Other expenses	354	345
Adjusted pretax income (non-GAAP)	$246	$206

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$16,170	$14,826
Number of accounts	2,326,835	2,335,602
Finance receivables held for investment and held for sale:
Average net receivables	$16,179	$14,816
Yield	23.92%	23.83%
Gross charge-off ratio	7.92%	8.07%
Recovery ratio	(0.81)%	(0.88)%
Net charge-off ratio	7.11%	7.19%
30-89 Delinquency ratio	1.94%	2.07%
Origination volume	$2,582	$2,534
Number of accounts originated	276,329	323,753

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three Months Ended March 31, 2019 and 2018

Interest income increased $83 million or 10% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily due to continued growth in our loan portfolio.

Interest expense increased $35 million or 18% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily due to the increase in average debt, consistent with the growth in our loan portfolio, and our strategic actions to increase unsecured debt, which tends to have higher interest rates than secured debt, in order to achieve a more proportional mix of secured and unsecured funding.

See Notes 9 and 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $19 million or 7% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily driven by the growth in our loan portfolio offset by lower required provision due to the continued change in portfolio mix to more secured personal loans. As a result of this change in mix as well as improvement in the effectiveness of our collections, the level of allowance for finance receivable losses as a percentage of net finance receivables has decreased from the same period in 2018.

Other revenues increased $20 million or 15% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily due to (i) a $13 million increase in investment revenue driven by unrealized gains on equity investment securities and an increase in interest income on our cash and cash equivalents and (ii) a $5 million increase in insurance premiums due to the increase in insurance products sold.

Other expenses increased $9 million or 3% for the three months ended March 31, 2019 when compared to the same period in 2018 primarily due to increased expenses of $24 million related to the OGSC and SCLH contributions subsequent to March 31, 2018. This increase was partially offset by a $13 million decrease in loan referral fees due to termination of the loan referral agreement between SFC and OCLI.

ACQUISITIONS AND SERVICING

Adjusted pretax income (loss) for Acquisition and Servicing (which is reported on an adjusted Segment Accounting Basis) was as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Other revenues	$7	$—
Other expenses	7	1
Adjusted pretax income (loss) (non-GAAP)	$—	$(1)

OTHER

“Other” consists of our non-originating legacy operations which include other receivables consisting of our liquidating real estate loan and retail sales finance portfolios.

Adjusted pretax income of the Other components (which is reported on an adjusted Segment Accounting Basis) was as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Interest income	$3	$5
Interest expense	2	5
Provision for finance receivable losses	—	(2)
Net interest income after provision for finance receivable losses	1	2
Other revenues	6	3
Other expenses *	6	5
Adjusted pretax income (non-GAAP)	$1	$—

* Other expenses for the three months ended March 31, 2018 include $4 million of non-cash incentive compensation expense related to the rights of certain executives to a portion of the cash proceeds from the sale of OMH’s common stock by SFH.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

	March 31,
(dollars in millions)	2019	2018

Net finance receivables
Other receivables *	$—	$136

Net finance receivables held for sale:
Other receivables *	$79	$133

*
On September 30, 2018, we transferred our real estate loans previously classified as Other Receivables from held for investment to held for sale. See Notes 5 and 7 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for further information.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $16.1 billion at March 31, 2019 and at December 31, 2018. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral or are unsecured. We consider the value of the collateral, the concentration of secured loans, and the delinquency status of our finance receivables as the primary indicators of credit quality. At March 31, 2019 and December 31, 2018, 49% and 48%, respectively, of our personal loans, on a consolidated basis, were secured by titled collateral.

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

Our personal loans are grouped into the following categories based on borrower FICO credit scores as of the most recently refreshed date or as of the origination or purchase date:

(dollars in millions)	March 31, 2019	December 31, 2018

FICO scores
660 or higher	$3,785	$3,896
620-659	4,220	4,239
619 or below	8,131	7,987
Total	$16,136	$16,122

DELINQUENCY

We monitor delinquency trends to evaluate the risk of future credit losses and employ advanced analytical tools to manage our exposure. Our branch team members work with customers through occasional periods of financial difficulty and offer a variety of borrower assistance programs to help customers continue to make payments. Team members also actively engage in collection activities throughout the early stages of delinquency. We closely track and report the percentage of receivables that are contractually 30-89 days past due as a benchmark of portfolio quality, collections effectiveness, and as a strong indicator of losses in coming quarters.

When finance receivables are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. Use of our centralized operations teams for managing late stage delinquency allows us to apply more advanced collection technologies and tools and drives operating efficiencies in servicing. At 90 days contractually past due, we consider our finance receivables to be nonperforming.

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

March 31, 2019
Current	$15,520	$(31)	$15,489
30-59 days past due	180	(1)	179
Delinquent (60-89 days past due)	133	—	133
Performing	15,833	(32)	15,801

Nonperforming (90+ days past due)	337	(2)	335
Total net finance receivables	$16,170	$(34)	$16,136

Delinquency ratio
30-89 days past due	1.94%	*	1.93%
30+ days past due	4.02%	*	4.01%
60+ days past due	2.91%	*	2.90%
90+ days past due	2.08%	*	2.08%

December 31, 2018
Current	$15,399	$(26)	$15,373
30-59 days past due	230	(2)	228
Delinquent (60-89 days past due)	161	(1)	160
Performing	15,790	(29)	15,761

Nonperforming (90+ days past due)	363	(2)	361
Total net finance receivables	$16,153	$(31)	$16,122

Delinquency ratio
30-89 days past due	2.42%	*	2.41%
30+ days past due	4.67%	*	4.65%
60+ days past due	3.25%	*	3.24%
90+ days past due	2.25%	*	2.24%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the growth, credit quality, and collateral mix of the finance receivable portfolio and changes in economic conditions.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Other (a)	Segment to GAAP Adjustment	Consolidated Total

March 31, 2019
Balance at beginning of period	$768	$—	$(42)	$726
Provision for finance receivable losses	276	—	10	286
Charge-offs	(316)	—	5	(311)
Recoveries	32	—	(5)	27
Other (b)	5	—	—	5
Balance at end of period	$765	$—	$(32)	$733

Allowance ratio	4.73%	(c)	(c)	4.54%

March 31, 2018
Balance at beginning of period	$719	$35	$(62)	$692
Provision for finance receivable losses	257	(2)	(2)	253
Charge-offs	(295)	(2)	9	(288)
Recoveries	33	1	(6)	28
Balance at end of period	$714	$32	$(61)	$685

Allowance ratio	4.82%	23.19%	(c)	4.58%

(a)
Due to the transfer of our real estate loans from held for investment to held for sale on September 30, 2018, there are no longer finance receivable losses associated in Other. See Note 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for further information.

(b) Other represents the increase of SFC’s allowance for finance receivable losses due to the contribution of Springleaf Consumer Loan Holding Company (“SCLH”) which was effective as of January 1, 2019. The contribution is presented prospectively because it is deemed to be a contribution of net assets. See Note 8 for more information regarding the contribution.

(c)	Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, the underlying collateral, volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The level of allowance for finance receivable losses as a percentage of net finance receivables has decreased from prior periods due to the continued change in portfolio mix to more secured personal loans and improvement in the effectiveness of our collections.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

March 31, 2019
TDR net finance receivables	$591	$(89)	$502
Allowance for TDR finance receivable losses	226	(30)	196

December 31, 2018
TDR net finance receivables	$554	$(102)	$452
Allowance for TDR finance receivable losses	209	(40)	169

Liquidity and Capital Resources

SOURCES AND USES OF FUNDS

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

We have previously purchased portions of our unsecured indebtedness, and we may elect to purchase additional portions of our unsecured indebtedness in the future. Future purchases may be made through the open market, privately negotiated transactions with third parties, or pursuant to one or more tender or exchange offers, all of which are subject to terms, prices, and consideration we may determine in our discretion.

During the three months ended March 31, 2019, we generated net income of $156 million. Our net cash inflow from operating and investing activities totaled $249 million in 2019. At March 31, 2019, our scheduled principal and interest payments for 2019 on our existing debt (excluding securitizations) totaled $695 million. As of March 31, 2019, we had $6.9 billion UPB of unencumbered personal loans and $136 million UPB of unencumbered real estate loans. These real estate loans are included in held for sale.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

SFC’s 6.125% Senior Notes Due 2024 Offering

On February 22, 2019 SFC issued $1.0 billion aggregate principal amount of 6.125% Senior Notes due 2024 (the “6.125% SFC Notes due 2024”) under the SFC Senior Notes Indentures, as supplemented by the SFC Seventh Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

Redemption of 5.25% Senior Notes due 2019

As a result of the offering described above, SFC issued a notice of redemption to redeem all of the outstanding principal amount of its 5.25% Senior Notes due 2019. On March 25, 2019, SFC paid an aggregate amount of $706 million, inclusive of accrued interest and premiums, to complete the redemption. We recognized approximately $21 million of net loss on the repurchases and repayments of debt for the three months ended March 31, 2019.

Redemption of 6.00% Senior Notes Due 2020

On March 15, 2019, SFC issued a Notice of Full Redemption of its 6.00% Senior Notes due 2020. On April 15, 2019, SFC paid an aggregate amount of $317 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we will recognize approximately $11 million of net loss on repurchases and repayments of debt for the three and six months ended June 30, 2019.

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2019, we completed two personal loan securitizations (OMFIT 2019-1 and ODART 2019-1 see “Securitized Borrowings” below). At March 31, 2019, we had approximately $9.1 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During the three months ended March 31, 2019, we entered into one new revolving conduit facility.

See Notes 9 and 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Cash Dividends

On February 11, 2019, OMH announced an initial quarterly dividend of $0.25 per share and paid $34 million on March 15, 2019 to record holders of OMH’s common stock as of the close of business on February 26, 2019. To provide funding for the OMH dividend, SFC paid a dividend of $34 million on March 13, 2019 to its sole shareholder, SFI. Concurrently, SFI paid a dividend of $34 million to its sole shareholder, OMH.

On April 29, 2019, OMH announced a quarterly dividend of $0.25 per share, payable on June 14, 2019 to record holders of OMH’s common stock as of the close of business on May 29, 2019. Similar to the initial dividend paid on March 15, 2019, the SFC board of directors authorized a dividend in the amount of up to $36 million payable on or after June 10, 2019 to its sole shareholder, SFI.  Concurrently on April 29, 2019, the SFI board of directors authorized a dividend in the amount of up to $36 million payable on or after June 10, 2019 to its sole shareholder, OMH.

LIQUIDITY

Operating Activities

Net cash provided by operations of $556 million for the three months ended March 31, 2019 reflected net income of $156 million and the impact of non-cash items. Net cash provided by operations of $518 million for the three months ended March 31, 2018 reflected net income of $130 million and the impact of non-cash items.

Investing Activities

Net cash used for investing activities of $307 million for the three months ended March 31, 2019 and $377 million for the three months ended March 31, 2018 were primarily due to net principal originations of finance receivables held for investment and held for sale and net purchases of available-for-sale securities, partially offset by calls, and maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities of $869 million for the three months ended March 31, 2019 and $832 million for the three months ended March 31, 2018 were primarily due to net issuance of long-term debt.

Cash and Investments

At March 31, 2019, we had $1.7 billion of cash and cash equivalents, which included $312 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2019, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

Liquidity Risks and Strategies

SFC’s credit ratings are non-investment grade, which has a significant impact on our cost and access to capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness.

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks are further described in our “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our 2018 Annual Report on Form 10-K.

Principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing strategies that are further described in our “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our 2018 Annual Report on Form 10-K.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 15 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for more information on these restrictions. Merit, AHL and Triton did not pay any dividends during the three months ended March 31, 2019 and 2018.

OUR DEBT AGREEMENTS

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 14 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for more information on the restrictive covenants under SFC’s debt agreements, as well as the guarantees of SFC’s long-term debt.

Securitized Borrowings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of March 31, 2019, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-A	$1,163	$1,250	$348	$400	4.19%	3 years
SLFT 2015-B	314	336	314	336	3.78%	5 years
SLFT 2016-A	532	559	396	425	3.15%	2 years
SLFT 2017-A	652	685	619	685	2.98%	3 years
OMFIT 2015-1	1,229	1,397	387	510	4.94%	3 years
OMFIT 2015-2	1,250	1,346	207	280	5.09%	2 years
OMFIT 2015-3	293	329	293	325	4.21%	5 years
OMFIT 2016-1	500	570	390	455	4.07%	3 years
OMFIT 2016-2	890	1,007	256	408	5.39%	2 years
OMFIT 2016-3	350	397	317	391	4.33%	5 years
OMFIT 2017-1	947	988	900	988	2.79%	2 years
OMFIT 2018-1	632	650	600	651	3.60%	3 years
OMFIT 2018-2	368	381	350	381	3.87%	5 years
OMFIT 2019-1	632	654	600	654	3.79%	2 years
ODART 2017-1	300	300	94	118	3.43%	1 year
ODART 2017-2	605	624	484	512	2.69%	1 year
ODART 2018-1	947	964	900	964	3.56%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$12,341	$13,187	$8,155	$9,233

(a)	Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.

(b)	Inclusive of in-process replenishments of collateral for securitized borrowings, in a revolving status.

Revolving Conduit Facilities

In addition to the structured financings, we had access to 12 conduit facilities with a total borrowing capacity of $6.2 billion as of March 31, 2019:

(dollar in millions)	Advance Maximum Balance	Amount Drawn	Revolving Period End	Due and Payable

Rocky River Funding, LLC	$400	$—	June 2020	July 2021
Thur River Funding, LLC	350	—	June 2020	February 2027
OneMain Financial Funding IX, LLC	600	—	June 2020	July 2021
Mystic River Funding, LLC	850	—	September 2020	October 2023
Fourth Avenue Auto Funding, LLC	250	—	September 2020	October 2021
OneMain Financial Funding VIII, LLC	650	—	August 2021	September 2023
OneMain Financial Auto Funding I, LLC	850	—	June 2021	July 2028
OneMain Financial Funding VII, LLC	850	—	June 2021	July 2023
Thayer Brook Funding, LLC	250	—	July 2021	August 2022
Hubbard River Funding, LLC	250	—	September 2021	October 2023
Seine River Funding, LLC	650	—	October 2021	November 2024
New River Funding LLC	250	—	March 2022	April 2027
Total	$6,200	$—

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to March 31, 2019.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2019 or December 31, 2018, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of March 31, 2019, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•	allowance for finance receivable losses;

•	TDR finance receivables;

•	fair value measurements; and

•	goodwill and other intangible assets.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2019.

Recent Accounting Pronouncements

See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II - Item 7A included in our 2018 Annual Report on Form 10-K.

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

As of March 31, 2019, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in Part I, Item 1A of our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1
Seventh Supplemental Indenture, dated as of February 22, 2019 by and among Springleaf Finance Corporation, OneMain Holdings, Inc. as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 6.125% Senior Notes due 2024 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 22, 2019.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T:
   (i) Condensed Consolidated Balance Sheets,
   (ii) Condensed Consolidated Statements of Operations,
   (iii) Condensed Consolidated Statements of Comprehensive Income,
   (iv) Condensed Consolidated Statements of Shareholder’s Equity,
   (v) Condensed Consolidated Statements of Cash Flows, and
   (vi) Notes to the Condensed Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	May 3, 2019	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)