Form 10-Q
period 2019-06-30
SPRINGLEAF FINANCE CORP
filed 2019-08-02
CIK 25598

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-06155

SPRINGLEAF FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0416090
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 N.W Second Street, Evansville, IN 47708
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

At July 31, 2019, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2018 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 15, 2019
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
6.00% SFC Notes due 2020	$300 million of 6.00% Senior Notes due 2020 issued by SFC on May 29, 2013 and guaranteed by OMH
6.125% SFC Notes due 2024	$1.0 billion of 6.125% Senior Notes due 2024 issued by SFC on February 22, 2019 and guaranteed by OMH
6.625% SFC Notes due 2028	$800 million of 6.625% Senior Notes due 2028 issued by SFC on May 9, 2019 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segments
AHL	American Health and Life Insurance Company, an insurance subsidiary of OMFH
AIG	AIG Capital Corporation, a subsidiary of American International Group, Inc.
AIG Share Sale Transaction	sale by SFH of 4,179,678 shares of OMH common stock pursuant to an Underwriting Agreement entered into February 21, 2018 among OMH, SFH and Morgan Stanley & Co. LLC
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction
the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
BPS	basis points
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
Contribution	On June 22, 2018, SFC entered into a Contribution Agreement with SFI, a wholly-owned subsidiary of OMH. Pursuant to the Contribution Agreement, Independence was contributed by SFI to SFC.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
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

Fortress Transaction	the distributions by SFH to Fortress resulting from the Apollo-Värde Transaction
GAAP	generally accepted accounting principles in the United States of America
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Indenture	the SFC Base Indenture, together with all subsequent Supplemental Indentures
Independence	Independence Holdings, LLC

Term or Abbreviation	Definition

IRS	Internal Revenue Service
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
Other SFC Notes
collectively, SFC’s 8.25% Senior Notes due 2023 and 7.75% Senior Notes due 2021, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance portfolio	collectively, retail sales finance contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
SCLH	Springleaf Consumer Loan Holding Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture, dated as of December 3, 2014
SFC Eighth Supplemental Indenture	Eighth Supplemental Indenture, dated as of May 9, 2019, to the SFC Base Indenture
SFC Guaranty Agreements
agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes, and the 6.00% Senior Notes due 2020, which were redeemed on April 15, 2019

SFC Senior Notes Indentures
the SFC Base Indenture as supplemented by the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, the SFC Third Supplemental Indenture, the SFC Fourth Supplemental Indenture, the SFC Fifth Supplemental Indenture, the SFC Sixth Supplemental Indenture, the SFC Seventh Supplemental Indenture and the SFC Eighth Supplemental Indenture

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2019	December 31, 2018

Assets
Cash and cash equivalents	$785	$663
Investment securities	1,721	1,694
Net finance receivables (includes loans of consolidated VIEs of $8.0 billion in 2019 and $8.5 billion in 2018)	16,980	16,122
Unearned insurance premium and claim reserves	(720)	(662)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $369 million in 2019 and $444 million in 2018)	(744)	(726)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	15,516	14,734
Finance receivables held for sale	74	103
Notes receivable from parent	261	260
Restricted cash and restricted cash equivalents (include restricted cash and restricted cash equivalents of consolidated VIEs of $409 million in 2019 and $479 million in 2018)	420	499
Goodwill	1,422	1,422
Other intangible assets	361	387
Other assets	728	547
Total assets	$21,288	$20,309

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $7.1 billion in 2019 and $7.5 billion in 2018)	$15,551	$15,178
Insurance claims and policyholder liabilities	648	685
Deferred and accrued taxes	42	42
Other liabilities (includes other liabilities of consolidated VIEs of $13 million in 2019 and $14 million in 2018)	643	383
Total liabilities	16,884	16,288
Commitments and contingent liabilities (Note 13)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2019 and December 31, 2018	5	5
Additional paid-in capital	2,146	2,110
Accumulated other comprehensive income (loss)	28	(34)
Retained earnings	2,225	1,940
Total shareholder’s equity	4,404	4,021
Total liabilities and shareholder’s equity	$21,288	$20,309

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Interest income:
Finance charges	$998	$899	$1,950	$1,756
Finance receivables held for sale	2	3	5	6
Total interest income	1,000	902	1,955	1,762

Interest expense	238	220	473	420

Net interest income	762	682	1,482	1,342

Provision for finance receivable losses	268	259	554	512

Net interest income after provision for finance receivable losses	494	423	928	830

Other revenues:
Insurance	114	107	224	212
Investment	24	19	50	32
Interest income on notes receivable from parent	4	5	8	10
Net loss on repurchases and repayments of debt	(12)	(7)	(33)	(8)
Net gain on sale of real estate loans	—	—	3	—
Other	30	14	60	23
Total other revenues	160	138	312	269

Other expenses:
Salaries and benefits	204	293	404	477
Other operating expenses	140	162	276	300
Insurance policy benefits and claims	50	51	94	96
Total other expenses	394	506	774	873

Income before income taxes	260	55	466	226

Income taxes	63	43	113	84

Net income	$197	$12	$353	$142

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Net income	$197	$12	$353	$142

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	36	(13)	75	(37)
Foreign currency translation adjustments	2	(2)	5	(5)
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	(8)	6	(17)	7
Retirement plan liability adjustments	—	2	(1)	1
Foreign currency translation adjustments	—	(2)	—	(1)
Other comprehensive income (loss), net of tax	30	(9)	62	(35)

Comprehensive income	$227	$3	$415	$107

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, April 1, 2019	$5	$2,145	$(2)	$2,062	$4,210
Share-based compensation expense, net of forfeitures	—	1	—	—	1
Other comprehensive income	—	—	30	—	30
Cash dividends	—	—	—	(34)	(34)
Net income	—	—	—	197	197
Balance, June 30, 2019	$5	$2,146	$28	$2,225	$4,404

Balance, April 1, 2018	$5	$1,914	$(20)	$1,612	$3,511
Non-cash incentive compensation from SFH	—	106	—	—	106
Other comprehensive loss	—	—	(9)	—	(9)
Impact of AOCI reclassification due to the Tax Act	—	—	3	(3)	—
Net income	—	—	—	12	12
Balance, June 30, 2018	$5	$2,020	$(26)	$1,621	$3,620

Balance, January 1, 2019	$5	$2,110	$(34)	$1,940	$4,021
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	62	—	62
Contribution of OCLI to SFC from SFI	—	34	—	—	34
Cash dividends	—	—	—	(68)	(68)
Net income	—	—	—	353	353
Balance, June 30, 2019	$5	$2,146	$28	$2,225	$4,404

Balance, January 1, 2018	$5	$1,909	$6	$1,482	$3,402
Non-cash incentive compensation from SFH	—	110	—	—	110
Share-based compensation expense, net of forfeitures	—	2	—	—	2
Withholding tax on share-based compensation	—	(1)	—	—	(1)
Other comprehensive loss	—	—	(35)	—	(35)
Impact of AOCI reclassification due to the Tax Act	—	—	3	(3)	—
Net income	—	—	—	142	142
Balance, June 30, 2018	$5	$2,020	$(26)	$1,621	$3,620

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net income	$353	$142
Reconciling adjustments:
Provision for finance receivable losses	554	512
Depreciation and amortization	138	125
Deferred income tax charge	19	10
Net loss on repurchases and repayments of debt	33	8
Non-cash incentive compensation from SFH	—	110
Share-based compensation expense, net of forfeitures	7	2
Other	(10)	8
Cash flows due to changes in other assets and other liabilities	60	(68)
Net cash provided by operating activities	1,154	849
Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(1,400)	(1,116)
Proceeds on sales of finance receivables held for sale originated as held for investment	19	—
Cash advances on intercompany notes receivable	(3)	(29)
Principal collections on intercompany notes receivable	3	101
Available-for-sale securities purchased	(317)	(394)
Available-for-sale securities called, sold, and matured	336	280
Other securities purchased	(5)	(6)
Other securities called, sold, and matured	15	20
Other, net	5	(18)
Net cash used for investing activities	(1,347)	(1,162)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,159	3,739
Repayment of long-term debt	(2,856)	(3,776)
Cash contribution of SCLH	12	—
Cash dividend to Parent	(68)	—
Payments on intercompany note payable	(6)	—
Withholding tax on share-based compensation	(5)	(1)
Net cash provided by (used for) financing activities	236	(38)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	43	(351)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,162	1,457
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,205	$1,106
Supplemental cash flow information
Cash and cash equivalents	$785	$520
Restricted cash and restricted cash equivalents	420	586
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,205	$1,106

Cash paid for amounts included in the measurement of operating lease liabilities	$29	$—
Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$2	$3
Right-of-use assets obtained in exchange for operating lease obligations	177	—
Net unsettled investment security purchases	(20)	(1)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

1. Business and Basis of Presentation

Springleaf Finance Corporation is referred to in this report as “SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our,” and is a wholly owned subsidiary of SFI. SFI is a wholly owned subsidiary of OneMain Holding, Inc. (“OMH”).

SFC is a financial services holding company whose principal subsidiaries are Independence Holdings, LLC (“Independence”), which was contributed to SFC by SFI on June 22, 2018, and other direct subsidiaries engaged in the consumer finance and insurance businesses.

At June 30, 2019, the Apollo-Värde Group owned approximately 40.4% of OMH’s common stock.

2018 Share Sale Transactions

As disclosed in Note 21 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K, certain executives of the Company had previously been granted incentive units that only provided benefits (in the form of distributions) if SFH made distributions to one or more of its common members that exceeded specified threshold amounts. In connection with the distributions by SFH to Fortress (the “Fortress Transaction”) resulting from  the Apollo-Värde Transaction described in Note 2 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K, certain executive officers who were holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH. Although the distribution was not made by the Company or its subsidiaries, in accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

In addition, in connection with the distributions by SFH to AIG resulting from the AIG Transaction described in Note 2 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K, these same executive officers holding the incentive units described above, received a distribution of approximately $4 million in the aggregate from SFH in respect of their incentive interests in SFH. Consistent with the Fortress Transaction, we recorded non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. Again, the impact to the Company was non-cash, equity neutral, and not tax deductible.

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2018 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting, except for the new accounting pronouncements subsequently adopted and disclosed in Note 2 below.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-02. We adopted the amendments of these ASUs as of January 1, 2019. See Note 13 for additional information on the adoption of ASU 2016-02.

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

The ASU also modifies the other-than-temporary impairment model for available-for-sale debt securities by requiring companies to record an allowance for credit impairment rather than write-downs of such assets.

In addition, the ASU requires qualitative and quantitative disclosures that provide information about the allowance and the significant factors that influenced management’s estimate of the allowance.

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019.

The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. The Company has performed limited parallel testing and expects to perform more comprehensive testing in the third quarter of 2019. We continue to refine our model to estimate the expected credit losses as well as develop the necessary changes to our processes and internal controls in order to comply with this ASU. As we finalize the impact on our consolidated financial statements and related disclosures, we will provide further disclosure regarding the estimated impact on our allowance for finance receivable losses. The Company’s implementation team has also been working with our investment advisor to develop a new process to comply with this ASU as it relates to available-for-sale debt securities and the related disclosure requirements.

We believe the adoption of this ASU will have a material effect on our consolidated financial statements through an increase to the allowance for finance receivable losses, an increase to deferred tax assets, and a corresponding one-time cumulative reduction to retained earnings, net of tax, in the consolidated balance sheet as of the beginning of the year of adoption. The actual impact will depend on the characteristics of our finance receivables, current economic conditions, as well as our economic and loss forecasts at the time of adoption.

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The amendments in this ASU become effective for fiscal years beginning January 1, 2021. In July of 2019, the FASB announced the proposal of a one-year deferral of this ASU to become effective for fiscal years beginning January 1, 2022. We have a cross-functional implementation team and a project plan to ensure we comply with all the amendments in this ASU at the time of adoption. We continue to make progress in evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the six months ended June 30, 2019, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivables consist of personal loans, which are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. Prior to September 30, 2018, our finance receivables also included other receivables, which consist of our liquidating loan portfolios: real estate loans, retail sales finance contracts, and revolving retail accounts. We continue to service or sub-service liquidating real estate loans and retail sales finance contracts. Effective September 30, 2018, our real estate loans were transferred from held for investment to held for sale. See Notes 5, 6 and 7 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for more information about Other Receivables.

Net finance receivables consist of our total portfolio of personal loans. Components of our personal loans were as follows:

(dollars in millions)	June 30, 2019	December 31, 2018

Gross receivables *	$16,808	$15,936
Unearned points and fees	(218)	(200)
Accrued finance charges	254	253
Deferred origination costs	136	133
Total	$16,980	$16,122

*	Gross receivables equal the UPB except for the following:

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

At June 30, 2019 and December 31, 2018, unused lines of credit extended to customers by the Company were immaterial.

CREDIT QUALITY INDICATOR

We consider the value of the collateral, the concentration of secured loans, and the delinquency status of our finance receivables as our primary credit quality indicators. At June 30, 2019 and December 31, 2018, 50% and 48% of our personal loans were secured by titled collateral, respectively. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of our personal loans held for investment by number of days delinquent:

(dollars in millions)	June 30, 2019	December 31, 2018

Performing
Current	$16,325	$15,373
30-59 days past due	220	228
60-89 days past due	144	160
Total performing	16,689	15,761
Nonperforming
90-179 days past due	284	353
180 days or more past due	7	8
Total nonperforming	291	361
Total	$16,980	$16,122

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of personal loans held for investment and real estate loans held for sale purchased in connection with the OneMain Acquisition and the Fortress Acquisition, respectively.

We report the carrying amount of our purchased credit impaired personal loans in net finance receivables, less allowance for finance receivable losses, and our purchased credit impaired real estate loans in finance receivables held for sale as discussed below.

At June 30, 2019 and December 31, 2018, finance receivables held for sale totaled $74 million and $103 million, respectively, which include purchased credit impaired real estate loans, as well as TDR real estate loans. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables were as follows:

(dollars in millions)	June 30, 2019	December 31, 2018

Personal Loans
Carrying amount, net of allowance	$58	$89
Outstanding balance (a)	100	135
Allowance for purchased credit impaired finance receivable losses (b)	—	—

Real Estate Loans - Held for Sale
Carrying amount	$21	$28
Outstanding balance (a)	38	48

(a)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

(b)
The allowance for purchased credit impaired finance receivable losses reflects the carrying value of the purchased credit impaired loans held for investment exceeding the present value of the expected cash flows. As indicated above, no allowance was required as of June 30, 2019 or December 31, 2018.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Personal Loans
Balance at beginning of period	$34	$49	$39	$47
Accretion	(4)	(8)	(9)	(14)
Reclassifications from nonaccretable difference *	16	11	16	19
Balance at end of period	$46	$52	$46	$52

Real Estate Loans - Held for Sale
Balance at beginning of period	$23	$52	$27	$53
Accretion	—	(1)	(1)	(2)
Transfer due to finance receivables sold	—	—	(3)	—
Balance at end of period	$23	$51	$23	$51

*	Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	June 30, 2019	December 31, 2018

Personal Loans
TDR gross receivables (a)	$546	$449
TDR net receivables (b)	549	452
Allowance for TDR finance receivable losses	227	169

Real Estate Loans - Held for Sale
TDR gross receivables (a)	$56	$89
TDR net receivables (b)	57	75

(a)
TDR gross receivables — gross receivables are equal to UPB and, if applicable, any remaining unearned premium or discount established at the time of purchase if previously purchased as a performing receivable.

(b)	TDR net receivables — TDR gross receivables net of unearned points and fees, accrued finance charges, and deferred origination costs.

As of June 30, 2019, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables *	Total

Three Months Ended June 30, 2019
TDR average net receivables	$527	$58	$585
TDR finance charges recognized	12	1	13

Three Months Ended June 30, 2018
TDR average net receivables	$366	$137	$503
TDR finance charges recognized	11	2	13

Six Months Ended June 30, 2019
TDR average net receivables	$502	$61	$563
TDR finance charges recognized	23	2	25

Six Months Ended June 30, 2018
TDR average net receivables	$351	$138	$489
TDR finance charges recognized	22	4	26

* Other Receivables held for sale included in the table above consist of real estate loans and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

TDR average net receivables	$58	$88	$61	$89
TDR finance charges recognized	1	2	2	3

Information regarding the new volume of the TDR finance receivables held for investment, consisting of personal loans, are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Personal Loans
Pre-modification TDR net finance receivables	$124	$84	$244	$178
Post-modification TDR net finance receivables:
Rate reduction	$85	$63	$170	$132
Other *	39	21	74	46
Total post-modification TDR net finance receivables	$124	$84	$244	$178
Number of TDR accounts	18,307	12,711	36,813	27,363

*	“Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

New volume of TDR other receivables for the three and six months ended June 30, 2019 and 2018 are not included in the table above as they were immaterial.

Personal loans held for investment that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Personal Loans
TDR net finance receivables *	$21	$18	$40	$35
Number of TDR accounts	3,171	2,606	6,096	5,312

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR other receivables for the three and six months ended June 30, 2019 and 2018 that defaulted during the previous 12-month period were immaterial.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

Three Months Ended June 30, 2019
Balance at beginning of period	$733	$—	$733
Provision for finance receivable losses	268	—	268
Charge-offs	(290)	—	(290)
Recoveries	33	—	33
Balance at end of period	$744	$—	$744

Three Months Ended June 30, 2018
Balance at beginning of period	$661	$24	$685
Provision for finance receivable losses	260	(1)	259
Charge-offs	(276)	—	(276)
Recoveries	29	1	30
Balance at end of period	$674	$24	$698

Six Months Ended June 30, 2019
Balance at beginning of period	$726	$—	$726
Provision for finance receivable losses	554	—	554
Charge-offs	(601)	—	(601)
Recoveries	60	—	60
Other *	5	—	5
Balance at end of period	$744	$—	$744

Six Months Ended June 30, 2018
Balance at beginning of period	$668	$24	$692
Provision for finance receivable losses	513	(1)	512
Charge-offs	(563)	(1)	(564)
Recoveries	56	2	58
Balance at end of period	$674	$24	$698

*
Other represents the increase of SFC’s allowance for finance receivable losses due to the contribution of Springleaf Consumer Loan Holding Company (“SCLH”) which was effective as of January 1, 2019. The contribution is presented prospectively because it is deemed to be a contribution of net assets. See Note 7 for more information regarding the contribution.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	June 30, 2019	December 31, 2018

Allowance for finance receivable losses:
Collectively evaluated for impairment	$517	$557
Purchased credit impaired finance receivables	—	—
TDR finance receivables	227	169
Total	$744	$726

Finance receivables:
Collectively evaluated for impairment	$16,373	$15,581
Purchased credit impaired finance receivables	58	89
TDR finance receivables	549	452
Total	$16,980	$16,122

Allowance for finance receivable losses as a percentage of finance receivables	4.38%	4.50%

5. Finance Receivables Held for Sale

We reported finance receivables held for sale of $74 million at June 30, 2019 and $103 million at December 31, 2018, which consist entirely of real estate loans and are carried at the lower of cost or fair value, applied on an aggregate basis.

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

At June 30, 2019, the carrying value of our finance receivables held for sale was not impaired. We did not have any other material transfers to or from finance receivables held for sale during the three and six months ended June 30, 2019 and 2018.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2019
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$10	$—	$—	$10
Obligations of states, municipalities, and political subdivisions	72	1	—	73
Certificates of deposit and commercial paper	73	—	—	73
Non-U.S. government and government sponsored entities	141	4	—	145
Corporate debt	1,029	32	(1)	1,060
Mortgage-backed, asset-backed, and collateralized:
RMBS	118	2	—	120
CMBS	67	—	—	67
CDO/ABS	88	2	—	90
Total	$1,598	$41	$(1)	$1,638

December 31, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$21	$—	$—	$21
Obligations of states, municipalities, and political subdivisions	91	—	(1)	90
Certificates of deposit and commercial paper	63	—	—	63
Non-U.S. government and government sponsored entities	145	—	(2)	143
Corporate debt	1,027	2	(32)	997
Mortgage-backed, asset-backed, and collateralized:
RMBS	130	—	(2)	128
CMBS	72	—	(1)	71
CDO/ABS	94	1	(1)	94
Total	$1,643	$3	$(39)	$1,607

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2019
U.S. government and government sponsored entities	$—	$—	$3	$—	$3	$—
Obligations of states, municipalities, and political subdivisions	—	—	9	—	9	—
Non-U.S. government and government sponsored entities	7	—	26	—	33	—
Corporate debt	40	—	65	(1)	105	(1)
Mortgage-backed, asset-backed, and collateralized:
RMBS	—	—	24	—	24	—
CMBS	3	—	19	—	22	—
CDO/ABS	12	—	6	—	18	—
Total	$62	$—	$152	$(1)	$214	$(1)

December 31, 2018
U.S. government and government sponsored entities	$3	$—	$16	$—	$19	$—
Obligations of states, municipalities, and political subdivisions	10	—	57	(1)	67	(1)
Non-U.S. government and government sponsored entities	19	(1)	97	(1)	116	(2)
Corporate debt	377	(14)	448	(18)	825	(32)
Mortgage-backed, asset-backed, and collateralized:
RMBS	23	—	78	(2)	101	(2)
CMBS	10	—	54	(1)	64	(1)
CDO/ABS	18	—	33	(1)	51	(1)
Total	$460	$(15)	$783	$(24)	$1,243	$(39)

On a lot basis, we had 469 and 1,767 investment securities in an unrealized loss position at June 30, 2019 and December 31, 2018, respectively. We do not consider the unrealized losses to be credit-related as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at June 30, 2019, other-than-temporary impairments on investment securities that we intend to sell were immaterial. We do not have plans to sell any of the remaining investment securities with unrealized losses as of June 30, 2019, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and six months ended June 30, 2019, other-than-temporary impairment credit losses, primarily on corporate debt, in investment revenues were immaterial. During the three months ended June 30, 2018, we did not recognize any other-than-temporary impairment credit losses and during the six months ended June 30, 2018, other-than-temporary impairment credit losses were immaterial.

There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during the three and six months ended June 30, 2019 and 2018.

The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2019 totaled $180 million and $209 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2018 totaled $69 million and $140 million, respectively. The realized gains and losses were immaterial during the three and six months ended June 30, 2019 and 2018.

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2019 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$243	$243
Due after 1 year through 5 years	530	520
Due after 5 years through 10 years	445	427
Due after 10 years	143	135
Mortgage-backed, asset-backed, and collateralized securities	277	273
Total	$1,638	$1,598

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $525 million and $515 million at June 30, 2019 and December 31, 2018, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2019	December 31, 2018

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	34	43
Mortgage-backed, asset-backed, and collateralized bonds	6	2
Total bonds	41	46
Preferred stock (a)	16	19
Common stock (a)	25	21
Other long-term investments	1	1
Total	$83	$87

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

The unrealized gains and losses on other securities were immaterial for the three months ended June 30, 2019 and 2018. We recognized $5 million in unrealized gains and $3 million in unrealized losses on other securities for the six months ended June 30, 2019 and 2018, respectively. We report these unrealized gains and losses in investment revenues.

Net realized gains and losses on other securities sold or redeemed were immaterial for the three and six months ended June 30, 2019 and 2018. We report these gains and losses in investment revenues.

Other securities include equity securities and those securities for which the fair value option was elected.

7. Related Party Transactions

Notes Receivable from Parent

Included in notes receivable from parent is SFC’s note receivable from SFI. The note from SFI is payable in full on May 31, 2022, and SFC may demand payment at any time prior to May 31, 2022. The note receivable totaled $229 million at June 30, 2019 and $232 million at December 31, 2018. The interest rate was 5.75% at June 30, 2019 and 5.59% at December 31, 2018. The rate is determined each quarter based on the lender’s cost of funds rate from the prior quarter’s end. For the three and six months ending June 30, 2019, SFC recorded interest income of $3 million and $7 million, respectively, which we report in interest income on notes receivable from parent. For the three and six months ended June 30, 2018, SFC recorded interest income of $5 million and $10 million, respectively.

Notes receivable from parent also included an additional $32 million at June 30, 2019 and $28 million at December 31, 2018, due to a note receivable from SFI held by SMHC which was contributed to SFC on December 15, 2018. The interest rate on the additional note was 6.00% at June 30, 2019. The rate is determined each quarter based on the lender’s cost of funds rate from the prior quarter’s end plus 25 bps. Interest income on the additional note was immaterial for the three and six months ending June 30, 2019.

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

Parent and Affiliate Receivables and Payables

Receivables from parent and affiliate totaled $12 million and $18 million at June 30, 2019 and December 31, 2018, respectively, and are included in other assets. Payables to parent and affiliate are included in other liabilities and were immaterial at December 31, 2018. There were no payables to parent or affiliate at June 30, 2019.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at June 30, 2019 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	2.16% - 6.94%	5.63% - 8.25%	4.35%

Remainder of 2019	—	—	—	—
2020	—	1,000	—	1,000
2021	—	646	—	646
2022	—	1,000	—	1,000
2023	—	1,175	—	1,175
2024-2067	—	4,649	350	4,999
Securitizations (c)	7,083	—	—	7,083
Total principal maturities	$7,083	$8,470	$350	$15,903

Total carrying amount	$7,057	$8,322	$172	$15,551
Debt issuance costs (d)	$(25)	$(76)	$—	$(101)

(a)
Pursuant to the SFC Base Indenture, the SFC supplemental indentures and the SFC Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the SFC Unsecured Senior Notes and Junior Subordinated Debenture. The OMH guarantees of SFC’s long-term debt are subject to customary release provisions.

(b)
The interest rates shown are the range of contractual rates in effect at June 30, 2019. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.35% as of June 30, 2019.

(c)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At June 30, 2019, there were no amounts drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(d)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $29 million at June 30, 2019 and are reported in “Other assets”.

SFC’S 6.625% SENIOR NOTES DUE 2028 OFFERING

On May 9, 2019, SFC issued a total of $800 million aggregate principal amount of 6.625% Senior Notes due 2028 (the “6.625% SFC Notes due 2028”) under the SFC Senior Notes Indentures, as supplemented by the SFC Eighth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

SFC’S 6.125% SENIOR NOTES DUE 2024 OFFERINGS

On February 22, 2019, SFC issued a total of $1.0 billion aggregate principal amount of 6.125% Senior Notes due 2024 (the “6.125% SFC Notes due 2024”) under the SFC Senior Notes Indentures, as supplemented by the SFC Seventh Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

Subsequent to June 30, 2019, SFC issued on July 2, 2019 an additional $300 million aggregate principal amount of the 6.125% SFC Notes due 2024 under the terms of the SFC Senior Notes Indentures, as supplemented by the SFC Seventh Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis. See Note 16 Subsequent Events for further information.

REDEMPTION OF 5.25% SENIOR NOTES DUE 2019

As a result of the February 2019 offering of the 6.125% SFC Notes due 2024 as described above, SFC issued a notice of redemption to redeem all of the outstanding principal amount of its 5.25% Senior Notes due 2019. On March 25, 2019, SFC paid an aggregate amount of $706 million, inclusive of accrued interest and premiums, to complete the redemption. We recognized approximately $21 million of net loss on the repurchases and repayments of debt for the six months ended June 30, 2019.

REDEMPTION OF 6.00% SENIOR NOTES DUE 2020

On March 15, 2019, SFC issued a notice of redemption of its 6.00% Senior Notes due 2020. On April 15, 2019, SFC paid an aggregate amount of $317 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption we recognized approximately $11 million of net loss on repurchases and repayments of debt for the three and six months ended June 30, 2019.

9. Variable Interest Entities

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	June 30, 2019	December 31, 2018

Assets
Cash and cash equivalents	$1	$2
Finance receivables - Personal loans	7,999	8,480
Allowance for finance receivable losses	369	444
Restricted cash and restricted cash equivalents	409	479
Other assets	29	26

Liabilities
Long-term debt	$7,057	$7,510
Other liabilities	14	14

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $82 million and $164 million for the three and six months ended June 30, 2019, compared to $87 million and $173 million for the three and six months ended June 30, 2018.

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from one to five years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes. Our total securitized borrowings at June 30, 2019 were $7.1 billion.
REVOLVING CONDUIT FACILITIES

We had access to 13 conduit facilities with a total borrowing capacity of $6.7 billion as of June 30, 2019. Our conduit facilities’ revolving period end ranges from one to three years. Principal balances of outstanding loans, if any, are due and payable in full ranging from three to nine years as of June 30, 2019. Amounts drawn on these facilities are collateralized by our personal loans.

At June 30, 2019, no amounts were drawn under these facilities.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

	At or for the Six Months Ended June 30,
(dollars in millions)	2019	2018

Balance at beginning of period	$117	$154
Less reinsurance recoverables	(4)	(23)
Net balance at beginning of period	113	131
Additions for losses and loss adjustment expenses incurred to:
Current year	111	102
Prior years *	(15)	(5)
Total	96	97
Reductions for losses and loss adjustment expenses paid related to:
Current year	(50)	(47)
Prior years	(48)	(51)
Total	(98)	(98)
Net balance at end of period	111	130
Plus reinsurance recoverables	3	4
Transfer of reserves	—	(19)
Balance at end of period	$114	$115

*
Reflects (i) a redundancy in the prior years’ net reserves of $15 million at June 30, 2019 primarily due to a favorable development of credit life, disability, and unemployment claims during the year and (ii) a redundancy in the prior years’ net reserves of $5 million at June 30, 2018, primarily due to a favorable development of credit disability and unemployment claims during the year.

11. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2019
Balance at beginning of period	$2	$(3)	$(1)	$(2)
Other comprehensive income before reclassifications	28	—	2	30
Balance at end of period	$30	$(3)	$1	$28

Three Months Ended June 30, 2018
Balance at beginning of period	$(19)	$(2)	$1	$(20)
Other comprehensive income (loss) before reclassifications	(7)	2	(4)	(9)
Impact of AOCI reclassification due to the Tax Act	2	(1)	2	3
Balance at end of period	$(24)	$(1)	$(1)	$(26)

Six Months Ended June 30, 2019
Balance at beginning of period	$(28)	$(2)	$(4)	$(34)
Other comprehensive income before reclassifications	58	(1)	5	62
Balance at end of period	$30	$(3)	$1	$28

Six Months Ended June 30, 2018
Balance at beginning of period	$4	$(1)	$3	$6
Other comprehensive income (loss) before reclassifications	(30)	1	(6)	(35)
Impact of AOCI reclassification due to the Tax Act	2	(1)	2	3
Balance at end of period	$(24)	$(1)	$(1)	$(26)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2019 and 2018.

12. Income Taxes

We had a net deferred tax asset of $91 million and $130 million at June 30, 2019 and December 31, 2018, respectively. The decrease in our net deferred tax asset of $39 million was primarily driven by the change in mark-to-market valuation of our receivables and amortization of tax goodwill.

The effective tax rate for the six months ended June 30, 2019 was 24.2%, compared to 37.0% for the same period in 2018. The effective tax rate for the six months ended June 30, 2019 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes. The effective tax rate for the six months ended June 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation and state income taxes.

We are currently under examination of our U.S. federal tax returns for the years 2014 to 2016 by the IRS. We are also under examination by various states for the years 2011 to 2017. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $13 million at June 30, 2019 and $17 million at December 31, 2018. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

13. Leases and Contingencies

LEASES

Our leases primarily consist of leased office space, automobiles, and information technology equipment.

As described in Note 2, we have adopted ASU 2016-02, Leases, as of January 1, 2019, using the optional transition approach. As a result of this election, the prior periods presented have not been adjusted. Additionally, we have elected the practical expedient to treat both the lease component and non-lease component for our leased office space portfolio as a single lease component.

All our leases are classified as operating leases. At inception of an arrangement we determine if a lease exists. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. At lease commencement date, we recognize right-of-use assets and lease liabilities measured at the present value of lease payments over the lease term. Since our operating leases do not provide an implicit rate, we utilize the best available information to determine our incremental borrowing rate, which is used to calculate the present value of lease payments. The right-of-use asset also includes any prepaid fixed lease payments and excludes lease incentives. Options to extend or terminate a lease may be included in our lease arrangements. We reflect the renewal or termination option in the right-of-use asset and lease liability when it is reasonably certain that we will exercise those options. Operating lease costs for lease payments are recognized on a straight-line basis over the lease term and are included in “Other operating expenses” in our condensed consolidated statement of operations. The operating lease right-of-use assets are included in “Other assets” and the operating lease liabilities are included in “Other liabilities” in our condensed consolidated balance sheet.

Our operating leases have remaining lease terms of one year to ten years. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases as variable lease payments. As of June 30, 2019, our operating right-of-use asset balance was $165 million, and our operating lease liability balance was $178 million. Our operating lease costs totaled $15 million and $32 million for three and six months ended June 30, 2019, respectively. Our variable lease costs totaled $4 million and $8 million for three and six months ended June 30, 2019, respectively. Our sublease income was immaterial for three and six months ended June 30, 2019.

As of June 30, 2019, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2019 (excluding the six months ended June 30, 2019)	$31
2020	57
2021	46
2022	32
2023	18
2024	8
Thereafter	7
Total lease payments	199
Imputed interest	(21)
Total	$178

Weighted Average Remaining Lease Term	3.9 years
Weighted Average Discount Rate	3.76%

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

We contest liability and/or the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to estimate the amount of any loss. In addition, even where loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

14. Segment Information

At June 30, 2019, our two reportable segments were Consumer and Insurance and Acquisitions and Servicing. The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include our liquidating real estate loans and our liquidating retail sales finance portfolios.

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

The following tables present information about our segments, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2019
Interest income	$999	$—	$2	$(1)	$1,000
Interest expense	232	—	1	5	238
Provision for finance receivable losses	263	—	—	5	268
Net interest income after provision for finance receivable losses	504	—	1	(11)	494
Other revenues (a)	144	12	4	—	160
Other expenses	378	6	4	6	394
Income (loss) before income tax expense (benefit)	$270	$6	$1	$(17)	$260

Three Months Ended June 30, 2018
Interest income	$908	$—	$5	$(11)	$902
Interest expense	212	—	5	3	220
Provision for finance receivable losses	260	—	(3)	2	259
Net interest income after provision for finance receivable losses	436	—	3	(16)	423
Other revenues (a)	108	—	4	26	138
Other expenses	385	1	108	12	506
Income (loss) before income tax expense (benefit)	$159	$(1)	$(101)	$(2)	$55

(a)	Other revenues reported in “Other” primarily includes interest income on the SFC’s notes receivable from SFI. See Note 7 for further information on the notes receivable from parent.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Six Months Ended June 30, 2019
Interest income	$1,953	$—	$5	$(3)	$1,955
Interest expense	462	—	3	8	473
Provision for finance receivable losses	539	—	—	15	554
Net interest income after provision for finance receivable losses	952	—	2	(26)	928
Other revenues (a)	290	19	10	(7)	312
Other expenses	740	13	10	11	774
Income (loss) before income tax expense (benefit)	$502	$6	$2	$(44)	$466

Assets (b)	$18,891	$—	$348	$2,049	$21,288

At or for the Six Months Ended June 30, 2018
Interest income	$1,779	$—	$9	$(26)	$1,762
Interest expense	406	—	9	5	420
Provision for finance receivable losses	517	—	(5)	—	512
Net interest income after provision for finance receivable losses	856	—	5	(31)	830
Other revenues (a)	211	—	7	51	269
Other expenses	739	3	113	18	873
Income (loss) before income tax expense (benefit)	$328	$(3)	$(101)	$2	$226

Assets (b)	$17,102	$—	$563	$2,113	$19,778

(a)	Other revenues reported in “Other” primarily includes interest income on the SFC’s notes receivable from SFI. See Note 7 for further information on the notes receivable from parent.

(b)	Assets reported in “Other” primarily includes notes receivable from parent discussed above. See Note 7 for further information on the note receivable from parent.

15. Fair Value Measurements

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2019
Assets
Cash and cash equivalents	$729	$56	$—	$785	$785
Investment securities	38	1,678	5	1,721	1,721
Net finance receivables, less allowance for finance receivable losses	—	—	17,831	17,831	16,236
Finance receivables held for sale	—	—	80	80	74
Notes receivable from parent	—	261	—	261	261
Restricted cash and restricted cash equivalents	420	—	—	420	420
Other assets *	—	12	12	24	24

Liabilities
Long-term debt	$—	$16,570	$—	$16,570	$15,551

December 31, 2018
Assets
Cash and cash equivalents	$602	$61	$—	$663	$663
Investment securities	34	1,655	5	1,694	1,694
Net finance receivables, less allowance for finance receivable losses	—	—	16,692	16,692	15,396
Finance receivables held for sale	—	—	103	103	103
Notes receivable from parent	—	260	—	260	260
Restricted cash and restricted cash equivalents	499	—	—	499	499
Other assets *	—	19	15	34	34

Liabilities
Long-term debt	$—	$15,041	$—	$15,041	$15,178

*
Other assets at June 30, 2019 and December 31, 2018 include receivables from parent and affiliates and miscellaneous receivables related to our liquidating loan portfolios. Total carrying value of receivables from parent and affiliates totaled $12 million at June 30, 2019 and $18 million at December 31, 2018.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2019
Assets
Cash equivalents in mutual funds	$462	$—	$—	$462
Cash equivalents in securities	—	56	—	56
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	10	—	10
Obligations of states, municipalities, and political subdivisions	—	73	—	73
Certificates of deposit and commercial paper	—	73	—	73
Non-U.S. government and government sponsored entities	—	145	—	145
Corporate debt	—	1,058	2	1,060
RMBS	—	120	—	120
CMBS	—	67	—	67
CDO/ABS	—	89	1	90
Total available-for-sale securities	—	1,635	3	1,638
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	33	1	34
RMBS	—	1	—	1
CDO/ABS	—	5	—	5
Total bonds	—	40	1	41
Preferred stock	13	3	—	16
Common stock	25	—	—	25
Other long-term investments	—	—	1	1
Total other securities	38	43	2	83
Total investment securities	38	1,678	5	1,721
Restricted cash in mutual funds	417	—	—	417
Total	$917	$1,734	$5	$2,656

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2018
Assets
Cash equivalents in mutual funds	$415	$—	$—	$415
Cash equivalents in securities	—	61	—	61
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	21	—	21
Obligations of states, municipalities, and political subdivisions	—	90	—	90
Certificates of deposit and commercial paper	—	63	—	63
Non-U.S. government and government sponsored entities	—	143	—	143
Corporate debt	—	995	2	997
RMBS	—	128	—	128
CMBS	—	71	—	71
CDO/ABS	—	93	1	94
Total available-for-sale securities	—	1,604	3	1,607
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	42	1	43
RMBS	—	1	—	1
CDO/ABS	—	1	—	1
Total bonds	—	45	1	46
Preferred stock	13	6	—	19
Common stock	21	—	—	21
Other long-term investments	—	—	1	1
Total other securities	34	51	2	87
Total investment securities	34	1,655	5	1,694
Restricted cash in mutual funds	482	—	—	482
Total	$931	$1,716	$5	$2,652

Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2019 and 2018, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs in the tables above.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and six months ended June 30, 2019 and 2018.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 24 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for information regarding our methods and assumptions used to estimate fair value.

16. Subsequent Events

Additional Offering of SFC’s 6.125% Senior Notes Due 2024

On July 2, 2019, SFC issued an additional $300 million aggregate principal amount of 6.125% SFC Notes due 2024 under the terms of the SFC Senior Notes Indentures, as supplemented by the SFC Seventh Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

Cash Dividend

On July 29, 2019, OMH declared a dividend of $2.25 per share, consisting of the regular quarterly dividend of $0.25 per share and a special dividend of $2.00 per share, payable on September 13, 2019 to record holders of OMH’s common stock as of the close of business on August 27, 2019. To provide funding for the OMH dividend, on July 29, 2019, the SFC board of directors authorized a dividend in the amount of up to $310 million payable on or after September 10, 2019 to its sole shareholder, SFI. Concurrently on July 29, 2019, the SFI board of directors authorized a dividend in the amount of up to $310 million payable on or after September 10, 2019 to its sole shareholder, OMH.

OMFIT 2019-A Securitization

On August 1, 2019, we issued $789 million principal amount of notes backed by personal loans (“OMFIT 2019-A”). OMFIT 2019-A has a revolving period of seven years, during which no principal payments are required to be made. We initially retained approximately $39 million of the asset-backed notes, representing at least 5% of the initial note balance, distributed among each class of notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements are subject to risks, uncertainties, assumptions, and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events, whether as a result of new information, future developments, or otherwise, except as required by law. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events, or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects,” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will” are intended to identify forward-looking statements. Important factors that could cause actual results, performance, or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	adverse changes in general economic conditions, including the interest rate environment and the financial markets;

•
risks related to the acquisition or sale of assets or businesses or the formation, termination, or operation of joint ventures or other strategic alliances, including increased loan delinquencies or net charge-offs, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers;

•
our estimates of the allowance for finance receivable losses may not be adequate to absorb actual losses, causing our provision for finance receivable losses to increase, which would adversely affect our results of operations;

•	increased levels of unemployment and personal bankruptcies;

•	our strategy of increasing the proportion of secured loans may lead to declines in or slower growth in our personal loan receivables and portfolio yield;

•	adverse changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•	our decentralized branch loan approval process could expose us to greater than historical delinquencies and charge-offs;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or our branches or other operating facilities;

•	war, acts of terrorism, riots, civil disruption, pandemics, disruptions in the operation of our information systems, or other events disrupting business or commerce;

•
a failure in or breach of our operational or security systems or infrastructure or those of third parties, including as a result of cyber-attacks, or other cyber-related incidents involving the loss, theft or unauthorized disclosure of personally identifiable information, or “PII,” of our present or former customers;

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

•
changes in federal, state, or local laws, regulations, or regulatory policies and practices that adversely affect our ability to conduct business or the manner in which we are permitted to conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the Tax Act;

•	risks associated with our insurance operations, including insurance claims that exceed our expectations or insurance losses that exceed our reserves;

•	our inability to successfully implement our growth strategy for our consumer lending business or successfully acquire portfolios of personal loans;

•	declines in collateral values or increases in actual or projected delinquencies or net charge-offs;

•
potential liability relating to finance receivables which we have sold or securitized or may sell or securitize in the future if it is determined that there was a non-curable breach of a representation or warranty made in connection with such transactions;

•	the costs and effects of any actual or alleged violations of any federal, state, or local laws, rules or regulations, including any associated litigation;

•
the costs and effects of any fines, penalties, judgments, decrees, orders, inquiries, investigations, subpoenas, or enforcement or other proceedings of any governmental or quasi-governmental agency or authority and any associated litigation;

•	our continued ability to access the capital markets and maintain adequate current sources of funds to satisfy our cash flow requirements;

•	our ability to comply with our debt covenants;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	any material impairment or write-down of the value of our assets;

•	the effects of any downgrade of our debt ratings by credit rating agencies, which could have a negative impact on our cost of and/or access to capital;

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this report and in the documents we filed with the SEC, including our 2018 Annual Report on Form 10-K, that could cause actual results to differ before making an investment decision to purchase our securities and should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

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

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. At June 30, 2019, we had approximately 2.4 million personal loans, representing $17.0 billion of net finance receivables, compared to approximately 2.4 million personal loans totaling $16.1 billion at December 31, 2018.

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

At June 30, 2019, we had two operating segments:

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Cash Dividends

On February 11, 2019 and on April 29, 2019, OMH declared quarterly dividends of $0.25 per share and paid $34 million on March 15, 2019 and on June 14, 2019. To provide funding for the OMH dividend, SFC paid a dividend of $34 million on March 13, 2019 and June 13, 2019 to its sole shareholder, SFI. Concurrently, SFI paid a dividend of $34 million to its sole shareholder, OMH.

On July 29, 2019, OMH declared a dividend of $2.25 per share, consisting of the regular quarterly dividend of $0.25 per share and a special dividend of $2.00 per share, payable on September 13, 2019 to record holders of OMH’s common stock as of the close of business on August 27, 2019. To provide funding for the OMH dividend, the SFC board of directors authorized a dividend in the amount of up to $310 million payable on or after September 10, 2019 to its sole shareholder, SFI. Concurrently on July 29, 2019, the SFI board of directors authorized a dividend in the amount of up to $310 million payable on or after September 10, 2019 to its sole shareholder, OMH.

Issuances of 6.125% Senior Notes Due 2024 and 6.625% Senior Notes Due 2028 and Redemptions of 5.25% Senior Notes due 2019 and 6.00% Senior Notes Due 2020

For information regarding the issuances and redemptions see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Additional Offering of SFC’s 6.125% Senior Notes Due 2024 and OMFIT 2019-A Securitization

For information regarding the issuances see Note 16 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Appointment of New Executive Vice President and Chief Operating Officer (“COO”) of OMH

On June 24, 2019, OMH’s Board of Directors appointed Rajive Chadha as Executive Vice President and COO, effective on his first day of employment, July 15, 2019. Mr. Chadha replaces Robert A. Hurzeler, who resigned as Executive Vice President and COO on May 1, 2019 and departed the Company on May 31, 2019.

Departure of OMH’s Chief Financial Officer (“CFO”) and Appointment of CFO of OMH

On April 25, 2019, OMH’s Board of Directors appointed Micah R. Conrad as CFO. Mr. Conrad replaced Scott T. Parker, who resigned as Executive Vice President and CFO on March 26, 2019 and departed the Company on April 4, 2019. Mr. Parker’s departure was not due to any disagreement between Mr. Parker and the Company relating to the Company’s financial reporting or condition, policies or practices. Mr. Conrad served as OMH’s Acting CFO from March 26, 2019 until his appointment as CFO of OMH.

Appointment of New Member of the Board of Directors, President, and Chief Executive Officer (“CEO”) of SFC

On April 4, 2019, Richard N. Tambor was appointed to SFC’s Board of Directors and as President and CEO. Mr. Tambor replaces Scott T. Parker, who resigned as a member of the Board of Directors and as President and CEO of SFC.

Sale of Merit Life Insurance Co.

As part of our continuing integration efforts from the OneMain Acquisition, on March 7, 2019, we entered into a Share Purchase Agreement with a third-party insurance holding company to sell all of the issued and outstanding shares of Merit, a wholly owned subsidiary of SFC. The transaction is expected to close in the third quarter of 2019 and is subject to regulatory approval and other customary closing conditions. The assets and liabilities of Merit that are subject to sale, are classified as held for sale as of June 30, 2019, and are reflected in “Other assets” and “Other liabilities,” respectively, in our condensed consolidated balance sheet. Based on the estimated purchase price, there is no indication of impairment of net assets held for sale as of June 30, 2019.

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Interest income	$1,000	$902	$1,955	$1,762
Interest expense	238	220	473	420
Provision for finance receivable losses	268	259	554	512
Net interest income after provision for finance receivable losses	494	423	928	830
Other revenues	160	138	312	269
Other expenses	394	506	774	873
Income before income taxes	260	55	466	226
Income taxes	63	43	113	84
Net income	$197	$12	$353	$142

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$16,980	$15,465	$16,980	$15,465
Number of accounts	2,356,975	2,365,097	2,356,975	2,365,097
Finance receivables held for sale:
Net finance receivables	$74	$123	$74	$123
Number of accounts	2,228	2,277	2,228	2,277
Finance receivables held for investment and held for sale:
Average net receivables	$16,538	$15,196	$16,342	$15,069
Average daily debt balance	$15,974	$15,569	$15,906	$15,258
Yield	24.19%	23.74%	24.06%	23.50%
Gross charge-off ratio	7.03%	7.29%	7.42%	7.55%
Recovery ratio	(0.80)%	(0.82)%	(0.75)%	(0.78)%
Net charge-off ratio	6.23%	6.47%	6.67%	6.77%
30-89 Delinquency ratio	2.14%	2.17%	2.14%	2.17%
Origination volume	$3,879	$3,210	$6,462	$5,744
Number of accounts originated	410,347	392,517	686,677	716,270

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three and Six Months Ended June 30, 2019 and 2018

Interest income increased $98 million or 11% and $193 million or 11% for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018 primarily due to continued growth in our loan portfolio along with higher yield, which was primarily driven by lower amortization of purchase premium on non-credit impaired finance receivables and improvement in late stage delinquencies.

Interest expense increased $18 million or 8% and $53 million or 13% for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018 primarily due to the increase in average debt, consistent with the growth in our loan portfolio, and our strategic actions to increase unsecured debt, which tends to have higher interest rates than secured debt, in order to achieve a more proportional mix of secured and unsecured funding.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $9 million or 3% and $42 million or 8% for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018 primarily driven by the growth in our loan portfolio. The allowance for finance receivable losses as a percentage of net finance receivables has decreased from prior periods due to the shift in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the transfer of the remaining real estate loans to held for sale in the third quarter of 2018.

Other revenues increased $22 million or 16% for the three months ended June 30, 2019 when compared to the same period in 2018 primarily due to (i) a $7 million increase in insurance premiums due to the increase in insurance products sold, (ii) a $7 million increase due to the additional net gain on the sale of the SpringCastle interests, (iii) a $5 million increase in service fee income received in the current period due to the contributions of SMHC and SCLH to SFC and (iv) a $5 million increase in investment revenue primarily driven by an increase in interest income due to higher yield and a larger average balance on our cash and cash equivalents. The increase was partially offset by $5 million of higher net losses on repurchases and repayments of debt.

Other revenues increased $43 million or 16% for the six months ended June 30, 2019 when compared to the same period in 2018 primarily due to (i) a $18 million increase in investment revenue primarily driven by an increase in interest income due to higher yield and a larger average balance on our cash and cash equivalents and unrealized gains on equity investment securities, (ii) a $12 million increase in insurance premiums due to the increase in insurance products sold, (iii) $12 million increase in service fee income received in the current period due to the contributions of SMHC and SCLH to SFC, (iv) an $11 million net gain on sale of a cost method investment, and (v) a $7 million increase due to the additional net gain on the sale of the SpringCastle interests. The increase was partially offset by $25 million of higher net losses on repurchases and repayments of debt.

Other expenses decreased $112 million or 22% and $99 million or 11% for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018 primarily due to $106 million of non-cash incentive compensation expense related to the Fortress Transaction and $14 million of impairment loss on the sale of Yosemite in the second quarter of 2018, and $16 million and $29 million of referral fee expense for the three and six months ended June 30, 2018, respectively, due to termination of the loan referral agreement between SFC and OCLI. The decrease was offset by increased expenses of $35 million and $62 million three and six months ended June 30, 2019, respectively, related to the OGSC, SMHC and SCLH contributions subsequent to June 30, 2018.

Income taxes totaled $63 million and $113 million for the three and six months ended June 30, 2019, respectively, compared to $43 million and $84 million for the three and six months ended June 30, 2018, respectively. The increases are primarily due to higher pre-tax income in the current periods compared to the same periods in 2018.

The effective tax rates of 24.3% and 24.2% for the three and six months ended June 30, 2019, respectively, differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

The effective tax rates of 77.6% and 37.0% for the three and six months ended June 30, 2018, respectively, differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation and state income taxes.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes net losses resulting from repurchases and repayments of debt, net gain on sale of cost method investment, acquisition-related transaction and integration expenses, restructuring charges, additional net gain on sale of SpringCastle interests, net loss on sale of real estate loans, and non-cash incentive compensation expense related to the Fortress Transaction. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segment and uses adjusted pretax income (loss) in evaluating our operating performance and as a performance goal under our executive compensation programs. Adjusted pretax income (loss) is a non-GAAP financial measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$270	$159	$502	$328
Adjustments:
Net loss on repurchases and repayments of debt	12	35	28	62
Acquisition-related transaction and integration expenses	8	22	14	32
Net gain on sale of cost method investment	—	—	(11)	—
Restructuring charges	1	—	4	—
Adjusted pretax income (non-GAAP)	$291	$216	$537	$422

Acquisitions and Servicing
Income (loss) before income taxes - Segment Accounting Basis	$6	$(1)	$6	$(3)
Adjustment:
Additional net gain on sale of SpringCastle interests	(7)	—	(7)	—
Adjusted pretax loss (non-GAAP)	$(1)	$(1)	$(1)	$(3)

Other
Income (loss) before income taxes - Segment Accounting Basis	$1	$(101)	$2	$(101)
Adjustments:
Non-cash incentive compensation expense	—	106	—	106
Net loss on sale of real estate loans *	—	—	1	—
Adjusted pretax income (non-GAAP)	$1	$5	$3	$5

*
During the six months ended June 30, 2019, the resulting impairment on finance receivables held for sale remaining after the February 2019 Real Estate Loan Sale has been combined with the gain on the sale.

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

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Interest income	$999	$908	$1,953	$1,779
Interest expense	232	212	462	406
Provision for finance receivable losses	263	260	539	517
Net interest income after provision for finance receivable losses	504	436	952	856
Other revenues	156	143	307	273
Other expenses	369	363	722	707
Adjusted pretax income (non-GAAP)	$291	$216	$537	$422

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$17,016	$15,363	$17,016	$15,363
Number of accounts	2,356,975	2,361,087	2,356,975	2,361,087
Finance receivables held for investment and held for sale:
Average net receivables	$16,573	$15,086	$16,376	$14,951
Yield	24.17%	24.14%	24.05%	23.99%
Gross charge-off ratio	7.11%	7.53%	7.51%	7.80%
Recovery ratio	(0.91)%	(0.93)%	(0.86)%	(0.91)%
Net charge-off ratio	6.20%	6.60%	6.65%	6.89%
30-89 Delinquency ratio	2.15%	2.12%	2.15%	2.12%
Origination volume	$3,879	$3,210	$6,462	$5,744
Number of accounts originated	410,347	392,517	686,677	716,270

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three and Six Months Ended June 30, 2019 and 2018

Interest income increased $91 million or 10% and $174 million or 10% for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018 primarily due to continued growth in our loan portfolio along with higher yield, which was primarily driven by improvement in late stage delinquencies.

Interest expense increased $20 million or 9% and $56 million or 14% for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018 primarily due to the increase in average debt, consistent with the growth in our loan portfolio, and our strategic actions to increase unsecured debt, which tends to have higher interest rates than secured debt, in order to achieve a more proportional mix of secured and unsecured funding.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $3 million or 1% and $22 million or 4% for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018 primarily driven by the growth in our loan portfolio. The allowance for finance receivable losses as a percentage of net finance receivables has decreased from prior periods due to the shift in portfolio mix to more secured personal loans and the improvement in the effectiveness of collections.

Other revenues increased $13 million or 9% for the three months ended June 30, 2019 when compared to the same period in 2018 primarily due to a $7 million increase in insurance premiums due to the increase in insurance products sold, and a $4 million increase in investment revenue primarily driven by an increase in interest income due to higher yield and a larger average balance on our cash and cash equivalents.

Other revenues increased $34 million or 12% for the six months ended June 30, 2019 when compared to the same period in 2018 primarily due to (i) a $16 million increase in investment revenue primarily driven by an increase in interest income due to higher yield and a larger average balance on our cash and cash equivalents and unrealized gains on equity investment securities, and (ii) a $12 million increase in insurance premiums due to the increase in insurance products sold.

Other expenses increased $6 million or 2% for the three months ended June 30, 2019 when compared to the same period in 2018 primarily due to increased expenses of $25 million related to the OGSC and SCLH contributions subsequent to June 30, 2018. This increase was partially offset by a $16 million decrease in loan referral fees due to termination of the loan referral agreement between SFC and OCLI.

Other expenses increased $15 million or 2% for the six months ended June 30, 2019 when compared to the same period in 2018 primarily due to increased expenses of $45 million related to the OGSC and SCLH contributions subsequent to June 30, 2018. This increase was partially offset by a $29 million decrease in loan referral fees due to termination of the loan referral agreement between SFC and OCLI.

ACQUISITIONS AND SERVICING

Adjusted pretax loss for Acquisition and Servicing (which is reported on an adjusted Segment Accounting Basis) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Other revenues	$5	$—	$12	$—
Other expenses	6	1	13	3
Adjusted pretax loss (non-GAAP)	$(1)	$(1)	$(1)	$(3)

OTHER

“Other” consists of our non-originating legacy operations which include other receivables consisting of our liquidating real estate loan and retail sales finance portfolios.

Adjusted pretax income of the Other components (which is reported on an adjusted Segment Accounting Basis) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Interest income	$2	$5	$5	$9
Interest expense	1	5	3	9
Provision for finance receivable losses	—	(3)	—	(5)
Net interest income after provision for finance receivable losses	1	3	2	5
Other revenues (a)	4	4	11	7
Other expenses (b)	4	2	10	7
Adjusted pretax income (non-GAAP)	$1	$5	$3	$5

(a)	Other revenues consist primarily of interest income on notes receivable from parent

(b) Other expenses for the six months ended June 30, 2018 include $4 million of non-cash incentive compensation expense related to the rights of certain executives to a portion of the cash proceeds from the sale of OMH’s common stock by SFH.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

	June 30,
(dollars in millions)	2019	2018

Net finance receivables
Other receivables *	$—	$131

Net finance receivables held for sale:
Other receivables *	$75	$130

*
On September 30, 2018, we transferred our real estate loans previously classified as Other Receivables from held for investment to held for sale. See Notes 5 and 7 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for further information.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $17.0 billion at June 30, 2019 and $16.1 billion at December 31, 2018. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the value of the collateral, the concentration of secured loans, and the delinquency status of our finance receivables as the primary indicators of credit quality. At June 30, 2019 and December 31, 2018, 50% and 48%, respectively, of our personal loans, on a consolidated basis, were secured by titled collateral.

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

Our personal loans are grouped into the following categories based on borrower FICO credit scores as of the most recently refreshed date or as of the origination or purchase date:

(dollars in millions)	June 30, 2019	December 31, 2018

FICO scores
660 or higher	$4,093	$3,896
620-659	4,597	4,239
619 or below	8,290	7,987
Total	$16,980	$16,122

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

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

June 30, 2019
Current	$16,357	$(32)	$16,325
30-59 days past due	221	(1)	220
Delinquent (60-89 days past due)	145	(1)	144
Performing	16,723	(34)	16,689

Nonperforming (90+ days past due)	293	(2)	291
Total net finance receivables	$17,016	$(36)	$16,980

Delinquency ratio
30-89 days past due	2.15%	*	2.14%
30+ days past due	3.87%	*	3.86%
60+ days past due	2.58%	*	2.57%
90+ days past due	1.72%	*	1.72%

December 31, 2018
Current	$15,399	$(26)	$15,373
30-59 days past due	230	(2)	228
Delinquent (60-89 days past due)	161	(1)	160
Performing	15,790	(29)	15,761

Nonperforming (90+ days past due)	363	(2)	361
Total net finance receivables	$16,153	$(31)	$16,122

Delinquency ratio
30-89 days past due	2.42%	*	2.41%
30+ days past due	4.67%	*	4.65%
60+ days past due	3.25%	*	3.24%
90+ days past due	2.25%	*	2.24%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover estimated incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the growth, credit quality, and collateral mix of the finance receivable portfolio and changes in economic conditions.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Other (a)	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2019
Balance at beginning of period	$765	$—	$(32)	$733
Provision for finance receivable losses	263	—	5	268
Charge-offs	(294)	—	4	(290)
Recoveries	38	—	(5)	33
Balance at end of period	$772	$—	$(28)	$744

Three Months Ended June 30, 2018
Balance at beginning of period	$714	$32	$(61)	$685
Provision for finance receivable losses	260	(3)	2	259
Charge-offs	(283)	—	7	(276)
Recoveries	34	1	(5)	30
Balance at end of period	$725	$30	$(57)	$698

Six Months Ended June 30, 2019
Balance at beginning of period	$768	$—	$(42)	$726
Provision for finance receivable losses	539	—	15	554
Charge-offs	(610)	—	9	(601)
Recoveries	70	—	(10)	60
Other (b)	5	—	—	5
Balance at end of period	$772	$—	$(28)	$744

Allowance ratio	4.54%	(c)	(c)	4.38%

Six Months Ended June 30, 2018
Balance at beginning of period	$719	$35	$(62)	$692
Provision for finance receivable losses	517	(5)	—	512
Charge-offs	(578)	(2)	16	(564)
Recoveries	67	2	(11)	58
Balance at end of period	$725	$30	$(57)	$698

Allowance ratio	4.72%	22.76%	(c)	4.52%

(a)
Due to the transfer of our real estate loans from held for investment to held for sale on September 30, 2018, there are no longer finance receivable losses associated in Other. See Note 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for further information.

(b) Other represents the increase of SFC’s allowance for finance receivable losses due to the contribution of Springleaf Consumer Loan Holding Company (“SCLH”) which was effective as of January 1, 2019. The contribution is presented prospectively because it is deemed to be a contribution of net assets. See Note 7 for more information regarding the contribution.

(c)	Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, the underlying collateral, volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables has decreased from prior periods due to the continued shift in portfolio mix to more secured personal loans and improvement in the effectiveness of our collections.

See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

June 30, 2019
TDR net finance receivables	$628	$(79)	$549
Allowance for TDR finance receivable losses	254	(27)	227

December 31, 2018
TDR net finance receivables	$554	$(102)	$452
Allowance for TDR finance receivable losses	209	(40)	169

Liquidity and Capital Resources

SOURCES AND USES OF FUNDS

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, securitization debt, borrowings from revolving conduit facilities, unsecured debt and equity, and may also utilize other corporate debt facilities in the future. As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

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

During the six months ended June 30, 2019, we generated net income of $353 million. Our net cash outflow from operating and investing activities totaled $193 million for the six months ended June 30, 2019. At June 30, 2019, our scheduled principal and interest payments for 2019 on our existing debt (excluding securitizations) totaled $280 million. As of June 30, 2019, we had $8.9 billion UPB of unencumbered personal loans and $131 million UPB of unencumbered real estate loans. These real estate loans are included in held for sale.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

SFC’s Issuances and Redemptions

During the six months ended June 30, 2019, SFC completed the following issuances and redemptions:

•	SFC’s 6.625% Senior Notes Due 2028 Offering
On May 9, 2019, SFC issued a total of $800 million aggregate principal amount of 6.625% Senior Notes due 2028.

•	SFC’s 6.125% Senior Notes Due 2024 Offering
On February 22, 2019, SFC issued $1.0 billion aggregate principal amount of 6.125% Senior Notes due 2024 (the “6.125% SFC Notes due 2024”).

•	Redemption of 5.25% Senior Notes Due 2019
As a result of the February 2019 offering of the 6.125% SFC Notes due 2024, as described above, SFC issued a notice of redemption to redeem all of the outstanding principal amount of its 5.25% Senior Notes due 2019. On March 25, 2019, SFC paid an aggregate amount of $706 million, inclusive of accrued interest and premiums, to complete the redemption.

•	Redemption of 6.00% Senior Notes Due 2020
On March 15, 2019, SFC issued a notice of redemption of its 6.00% Senior Notes due 2020. On April 15, 2019, SFC paid an aggregate amount of $317 million, inclusive of accrued interest and premiums, to complete the redemption.

Subsequent to June 30, 2019, we completed the following transaction:

•	Additional Offering of SFC’s 6.125% Senior Notes Due 2024
On July 2, 2019, SFC issued an additional $300 million aggregate principal amount of the 6.125% SFC Notes due 2024.

For further information regarding the issuances and redemptions, see Notes 8 and 16 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2019, (i) we completed two personal loan securitizations (OMFIT 2019-1 and ODART 2019-1 see “Securitized Borrowings” below), and (ii) redeemed two securitizations (SLFT 2015-A and OMFIT 2015-2). At June 30, 2019, we had approximately $7.9 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During the six months ended June 30, 2019, we entered into two new revolving conduit facilities.

Subsequent to June 30, 2019, we completed the following securitization transaction:

•	OMFIT 2019-A
On August 1, 2019, we issued $789 million principal amount of notes backed by personal loans (“OMFIT 2019-A”). OMFIT 2019-A has a revolving period of seven years, during which no principal payments are required to be made. We initially retained approximately $39 million of the asset-backed notes, representing at least 5% of the initial note balance, distributed among each class of notes.

See Notes 8, 9, and 16 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Cash Dividends

On February 11, 2019 and on April 29, 2019, OMH declared quarterly dividends of $0.25 per share and paid $34 million on March 15, 2019 and on June 14, 2019. To provide funding for the OMH dividend, SFC paid a dividend of $34 million on March 13, 2019 and on June 13, 2019 to its sole shareholder, SFI. Concurrently, SFI paid a dividend of $34 million on March 13, 2019 and on June 13, 2019 to its sole shareholder, OMH.

On July 29, 2019, OMH declared a dividend of $2.25 per share, consisting of the regular quarterly dividend of $0.25 per share and a special dividend of $2.00 per share, payable on September 13, 2019 to record holders of OMH’s common stock as of the close of business on August 27, 2019. To provide funding for the OMH dividend, the SFC board of directors authorized a dividend in the amount of up to $310 million payable on or after September 10, 2019 to its sole shareholder, SFI. Concurrently on July 29, 2019, the SFI board of directors authorized a dividend in the amount of up to $310 million payable on or after September 10, 2019 to its sole shareholder, OMH.

LIQUIDITY

Operating Activities

Net cash provided by operations of $1.2 billion for the six months ended June 30, 2019 reflected net income of $353 million and the impact of non-cash items. Net cash provided by operations of $849 million for the six months ended June 30, 2018 reflected net income of $142 million and the impact of non-cash items.

Investing Activities

Net cash used for investing activities of $1.3 billion for the six months ended June 30, 2019 and $1.2 billion for the six months ended June 30, 2018 were primarily due to net principal originations of finance receivables held for investment and held for sale and net purchases of available-for-sale securities, partially offset by calls, and maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities of $236 million and $38 million for the six months ended June 30, 2019 and 2018, respectively, were primarily due to net issuance of long-term debt.

Cash and Investments

At June 30, 2019, we had $785 million of cash and cash equivalents, which included $420 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2019, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 15 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for more information on these restrictions. Merit, AHL and Triton did not pay any dividends during the six months ended June 30, 2019 and 2018.

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

Securitized Borrowings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of June 30, 2019, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-B	$314	$336	$314	$336	3.78%	5 years
SLFT 2016-A	532	559	302	335	3.23%	2 years
SLFT 2017-A	652	685	619	685	2.98%	3 years
OMFIT 2015-1	1,229	1,397	279	409	5.50%	3 years
OMFIT 2015-3	293	329	293	325	4.21%	5 years
OMFIT 2016-1	500	570	296	367	4.20%	3 years
OMFIT 2016-2	890	1,007	166	326	5.81%	2 years
OMFIT 2016-3	350	397	317	391	4.33%	5 years
OMFIT 2017-1	947	988	900	988	2.78%	2 years
OMFIT 2018-1	632	650	600	651	3.60%	3 years
OMFIT 2018-2	368	381	350	381	3.87%	5 years
OMFIT 2019-1	632	654	600	654	3.79%	2 years
ODART 2017-1	300	300	71	93	3.85%	1 year
ODART 2017-2	605	624	376	417	2.80%	1 year
ODART 2018-1	947	964	900	964	3.56%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$9,928	$10,591	$7,083	$8,072

(a)	Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.

(b)	Inclusive of in-process replenishments of collateral for securitized borrowings, in a revolving status.

Revolving Conduit Facilities

In addition to the structured financings, we had access to 13 conduit facilities with a total borrowing capacity of $6.7 billion as of June 30, 2019:

(dollar in millions)	Advance Maximum Balance	Amount Drawn	Revolving Period End	Due and Payable

Rocky River Funding, LLC	$400	$—	April 2022	May 2023
Thur River Funding, LLC	350	—	June 2020	February 2027
OneMain Financial Funding IX, LLC	650	—	June 2022	July 2023
Mystic River Funding, LLC	850	—	September 2020	October 2023
Fourth Avenue Auto Funding, LLC *	200	—	June 2022	July 2023
OneMain Financial Funding VIII, LLC	650	—	August 2021	September 2023
OneMain Financial Auto Funding I, LLC	850	—	June 2021	July 2028
OneMain Financial Funding VII, LLC	850	—	June 2021	July 2023
Thayer Brook Funding, LLC	250	—	July 2021	August 2022
Hubbard River Funding, LLC	250	—	September 2021	October 2023
Seine River Funding, LLC	650	—	October 2021	November 2024
New River Funding LLC	250	—	March 2022	April 2027
Hudson River Funding LLC	500	—	June 2022	July 2025
Total	$6,700	$—

*
On June 28, 2019, we entered into an agreement to amend the loan and security agreement with Fourth Avenue Auto Funding, LLC to, among other things, extend the revolving period ending September 2020 to June 2022 thereby extending the final maturity to July 2023.

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization transaction completed subsequent to June 30, 2019.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2019 or December 31, 2018, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of June 30, 2019, we had no repurchase activity related to these sales.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2019.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts and seasonality of demand. Demand for our personal loans is usually lower in January and February after the holiday season and as a result of tax refunds. Delinquencies on our personal loans are generally lower in the first and second quarters and tend to rise throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year.

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

As of June 30, 2019, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibit Index.

Exhibit Number	Description

4.1
Eighth Supplemental Indenture, dated as of May 9, 2019 by and among Springleaf Finance Corporation, OneMain Holdings, Inc. as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 6.625% Senior Notes due 2028 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 9, 2019.

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

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	August 2, 2019	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)