Form 10-Q
period 2019-09-30
SPRINGLEAF FINANCE CORP
filed 2019-11-01
CIK 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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

At October 28, 2019, there were 10,160,021 shares of the registrant’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2018 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 15, 2019
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes due 2019	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014, guaranteed by OMH and redeemed in full on March 25, 2019
6.00% SFC Notes due 2020	$300 million of 6.00% Senior Notes due 2020 issued by SFC on May 29, 2013, guaranteed by OMH and redeemed in full on April 15, 2019
6.125% SFC Notes due 2024	$1.0 billion of 6.125% Senior Notes due 2024 issued by SFC on February 22, 2019 and $300 million of 6.125% Senior Notes due 2024 issued by SFC on July 2, 2019 and, in each case, guaranteed by OMH
6.625% SFC Notes due 2028	$800 million of 6.625% Senior Notes due 2028 issued by SFC on May 9, 2019 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segments
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain
AIG	AIG Capital Corporation, a subsidiary of American International Group, Inc.
AIG Share Sale Transaction	sale by SFH of 4,179,678 shares of OMH common stock pursuant to an Underwriting Agreement entered into February 21, 2018 among OMH, SFH and Morgan Stanley & Co. LLC
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction
the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2019 Real Estate Loan Sale
SFC and certain of its subsidiaries sold a portfolio of real estate loans with a carrying value of $16 million, classified in finance receivables held for sale, for aggregate cash proceeds of $19 million on February 5, 2019

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

LIBOR	London Interbank Offered Rate
Merit	Merit Life Insurance Co., an insurance subsidiary of SFC
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
OCLI	OneMain Consumer Loan, Inc, direct subsidiary of SCLH
ODART	OneMain Direct Auto Receivables Trust
OGSC	OneMain General Services Corporation, successor to Springleaf General Services Corporation and SFMC
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Financial Holdings, LLC, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
Other securities	securities for which the fair value option was elected and equity securities. Other Securities recognize unrealized gains and losses in investment revenues
Other SFC Notes
collectively, SFC’s 8.25% Senior Notes due 2023, and 7.75% Senior Notes due 2021, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance portfolio	collectively, retail sales finance contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
Sale of SpringCastle interests	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
SCLH	Springleaf Consumer Loan Holding Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture, dated as of December 3, 2014
SFC Eighth Supplemental Indenture	Eighth Supplemental Indenture, dated as of May 9, 2019, to the SFC Base Indenture
SFC Guaranty Agreements
agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Other SFC Notes, and the 6.00% Senior Notes due 2020, which were redeemed in full on April 15, 2019

SFC Senior Notes Indentures
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

SLFT	Springleaf Funding Trust

Term or Abbreviation	Definition

SMHC	Springleaf Mortgage Holding Company
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

SpringCastle Portfolio	loans the Company previously owned and now service on behalf of a third party. On March 31, 2016, the portfolio was sold in connection with the “Sale of SpringCastle interests”
Springleaf	SFC and its subsidiaries
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables
troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties

Triton	Triton Insurance Company, an insurance subsidiary of OneMain
UPB	unpaid principal balance for interest bearing accounts and the gross remaining contractual payments less the unaccreted balance of unearned finance charges for precompute accounts
Värde	Värde Partners, Inc.
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables
Yosemite	Yosemite Insurance Company, a former insurance subsidiary of SFC. In the third quarter of 2018, the Company sold all of the issued and outstanding shares in Yosemite to a third party

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2019	December 31, 2018

Assets
Cash and cash equivalents	$1,393	$663
Investment securities	1,779	1,694
Net finance receivables (includes loans of consolidated VIEs of $9.2 billion in 2019 and $8.5 billion in 2018)	17,791	16,122
Unearned insurance premium and claim reserves	(762)	(662)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $356 million in 2019 and $444 million in 2018)	(798)	(726)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,231	14,734
Finance receivables held for sale	69	103
Notes receivable from parent	—	260
Restricted cash and restricted cash equivalents (include restricted cash and restricted cash equivalents of consolidated VIEs of $427 million in 2019 and $479 million in 2018)	434	499
Goodwill	1,422	1,422
Other intangible assets	352	387
Other assets	730	547
Total assets	$22,410	$20,309

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $8.2 billion in 2019 and $7.5 billion in 2018)	$17,021	$15,178
Insurance claims and policyholder liabilities	646	685
Deferred and accrued taxes	43	42
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2019 and $14 million in 2018)	611	383
Total liabilities	18,321	16,288
Commitments and contingent liabilities (Note 13)

Shareholder’s equity:
Common stock, par value $.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at September 30, 2019 and December 31, 2018	5	5
Additional paid-in capital	1,885	2,110
Accumulated other comprehensive income (loss)	38	(34)
Retained earnings	2,161	1,940
Total shareholder’s equity	4,089	4,021
Total liabilities and shareholder’s equity	$22,410	$20,309

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Interest income:
Finance charges	$1,062	$927	$3,012	$2,684
Finance receivables held for sale	3	3	8	8
Total interest income	1,065	930	3,020	2,692

Interest expense	247	228	719	648

Net interest income	818	702	2,301	2,044

Provision for finance receivable losses	282	254	836	766

Net interest income after provision for finance receivable losses	536	448	1,465	1,278

Other revenues:
Insurance	117	106	341	318
Investment	21	18	71	50
Interest income on notes receivable from parent	—	4	8	14
Net loss on repurchases and repayments of debt	(2)	—	(35)	(9)
Net gain on sale of real estate loans	—	—	3	—
Other	20	12	80	35
Total other revenues	156	140	468	408

Other expenses:
Salaries and benefits	205	196	609	673
Other operating expenses	145	145	421	444
Insurance policy benefits and claims	47	48	141	144
Total other expenses	397	389	1,171	1,261

Income before income taxes	295	199	762	425

Income taxes	51	47	165	131

Net income	$244	$152	$597	$294

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Net income	$244	$152	$597	$294

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities, net reclassification adjustments	14	(3)	90	(39)
Foreign currency translation adjustments	(1)	2	4	(4)
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	(3)	1	(21)	7
Retirement plan liability adjustments	—	—	(1)	1
Other comprehensive income (loss), net of tax, net reclassification adjustments	10	—	72	(35)

Comprehensive income	$254	$152	$669	$259

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended September 30, 2019
Balance, July 1, 2019	$5	$2,146	$28	$2,225	$4,404
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Other comprehensive income	—	—	10	—	10
Merger of SFI with SFC	—	(408)	—	—	(408)
Cash contribution from OMH	—	144	—	—	144
Cash dividends	—	—	—	(308)	(308)
Net income	—	—	—	244	244
Balance, September 30, 2019	$5	$1,885	$38	$2,161	$4,089

Three Months Ended September 30, 2018
Balance, July 1, 2018	$5	$2,020	$(26)	$1,621	$3,620
Contribution of OGSC to SFC from SFI	—	53	5	—	58
Share-based compensation expense, net of forfeitures	—	4	—	—	4
Net income	—	—	—	152	152
Balance, September 30, 2018	$5	$2,077	$(21)	$1,773	$3,834

Nine Months Ended September 30, 2019
Balance, January 1, 2019	$5	$2,110	$(34)	$1,940	$4,021
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	72	—	72
Contribution of SCLH to SFC from SFI	—	34	—	—	34
Merger of SFI with SFC	—	(408)	—	—	(408)
Cash contribution from OMH	—	144	—	—	144
Cash dividends	—	—	—	(376)	(376)
Net income	—	—	—	597	597
Balance, September 30, 2019	$5	$1,885	$38	$2,161	$4,089

Nine Months Ended September 30, 2018
Balance, January 1, 2018	$5	$1,909	$6	$1,482	$3,402
Non-cash incentive compensation from SFH	—	110	—	—	110
Contribution of OGSC to SFC from SFI	—	53	5	—	58
Share-based compensation expense, net of forfeitures	—	6	—	—	6
Withholding tax on share-based compensation	—	(1)	—	—	(1)
Other comprehensive loss	—	—	(35)	—	(35)
Impact of AOCI reclassification due to the Tax Act	—	—	3	(3)	—
Net income	—	—	—	294	294
Balance, September 30, 2018	$5	$2,077	$(21)	$1,773	$3,834

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net income	$597	$294
Reconciling adjustments:
Provision for finance receivable losses	836	766
Depreciation and amortization	203	181
Deferred income tax charge	9	7
Net loss on repurchases and repayments of debt	35	9
Non-cash incentive compensation from SFH	—	110
Share-based compensation expense, net of forfeitures	10	6
Other	(8)	9
Cash flows due to changes in other assets and other liabilities	77	(26)
Net cash provided by operating activities	1,759	1,356

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(2,445)	(1,702)
Proceeds on sales of finance receivables held for sale originated as held for investment	19	—
Cash advances on intercompany notes receivable	(3)	(32)
Principal collections on intercompany note receivable	3	207
Available-for-sale securities purchased	(499)	(548)
Available-for-sale securities called, sold, and matured	457	438
Other securities purchased	(13)	(9)
Other securities called, sold, and matured	26	30
Other, net	(1)	(18)
Net cash used for investing activities	(2,456)	(1,634)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	5,157	5,474
Repayment of long-term debt	(3,402)	(4,852)
Cash contribution of OGSC	—	11
Cash contribution of SCLH	12	—
Cash dividends to OMH	(374)	—
Cash contribution from OMH	144	—
Payments on intercompany notes payable	(170)	(98)
Withholding tax on share-based compensation	(5)	(1)
Net cash provided by financing activities	1,362	534

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	665	256
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,162	1,456
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,827	$1,712

Supplemental cash flow information
Cash and cash equivalents	$1,393	$1,217
Restricted cash and restricted cash equivalents	434	495
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,827	$1,712

Cash paid for amounts included in the measurement of operating lease liabilities	$44	$—

(dollars in millions)	Nine Months Ended September 30,
	2019	2018

Supplemental non-cash activities
Non-cash contribution of SCLH	$22	$—
Transfer of net finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	—	111
Non-cash merger of SFI with SFC	(408)	—
Non-cash contribution of OGSC	—	47
Transfer of finance receivables to real estate owned	6	5
Right-of-use assets obtained in exchange for operating lease obligations	221	—
Net unsettled investment security purchases	(8)	—
Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

1. Business and Basis of Presentation

Springleaf Finance Corporation is referred to in this report as “SFC” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our,” and is a wholly owned subsidiary of OneMain Holding, Inc. (“OMH”).

On September 20, 2019, SFC entered into a merger agreement with its direct parent, Springleaf Finance, Inc. (“SFI”), to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in the condensed consolidated financial statements as of July 1, 2019. As a result of the merger with SFI, SFC became a wholly owned direct subsidiary of OMH. See Note 7 for further information regarding the merger.

SFC is a financial services holding company whose subsidiaries engage in the consumer finance and insurance businesses.

At September 30, 2019, the Apollo-Värde Group owned approximately 40.4% of OMH’s common stock.

2018 Share Sale Transactions

As disclosed in Note 21 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K, certain executives of the Company had previously been granted incentive units that only provided benefits (in the form of distributions) if Springleaf Financial Holdings, LLC (“SFH”) made distributions to one or more of its common members that exceeded specified threshold amounts. In connection with the Fortress Transaction resulting from the Apollo-Värde Transaction described in Note 2 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K, certain executive officers who were holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH. Although the distribution was not made by the Company or its subsidiaries, in accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

In addition, in connection with the distributions by SFH to AIG resulting from the AIG Share Sale Transaction described in Note 2 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K, these same executive officers holding the incentive units described above, received a distribution of approximately $4 million in the aggregate from SFH in respect of their incentive interests in SFH. Consistent with the Fortress Transaction, we recorded non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. Again, the impact to the Company was non-cash, equity neutral, and not tax deductible.

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

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Financial Instruments - Credit Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets over their expected lives based on historical experience, current conditions, and reasonable forecasts of collectability. The expected credit loss model will require earlier recognition of credit losses than the incurred loss approach. We expect ongoing changes in the allowance for finance receivable losses will be driven primarily by the growth of the Company’s loan portfolio, mix of secured and unsecured loans, credit quality, and the economic environment at that time.

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

The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. The Company has performed parallel testing through the third quarter of 2019. We continue to refine our model to estimate the expected credit losses as well as finalize our processes and internal controls in order to comply with this ASU. This ASU will result in an increase to the allowance for finance receivable losses, an increase to deferred tax assets, and a corresponding one-time cumulative reduction to retained earnings, net of tax, in the consolidated balance sheet as of the beginning of the year of adoption. Based on the September 30, 2019 loan portfolio and current expectations of future economic conditions, the Company estimates its allowance for finance receivable losses as a percentage of finance receivables would increase to 10% to 11%. The actual impact will depend on the growth and characteristics of our finance receivables, current economic conditions, as well as our economic and loss forecasts at the time of adoption.

The Company’s implementation team has also been working with our investment advisor to develop a new process to comply with this ASU as it relates to available-for-sale debt securities and the related disclosure requirements. The Company does not expect the adoption of this ASU, as it relates to available-for-sale debt securities, will have a material impact on its consolidated financial statements.

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2021. In August of 2019, the FASB proposed a one-year deferral of this ASU to become effective for the Company for fiscal years beginning January 1, 2022. We have a cross-functional implementation team and a project plan to ensure we comply with all the amendments in this ASU at the time of adoption. We continue to make progress in evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the nine months ended September 30, 2019, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

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

Net finance receivables consist of our total portfolio of personal loans. Components of our personal loans were as follows:

(dollars in millions)	September 30, 2019	December 31, 2018

Gross receivables *	$17,615	$15,936
Unearned points and fees	(233)	(200)
Accrued finance charges	267	253
Deferred origination costs	142	133
Total	$17,791	$16,122

*	Gross receivables equal the UPB except for the following:

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

CREDIT QUALITY INDICATOR

We consider the concentration of secured loans, the underlying value of collateral of secured loans, and the delinquency status of our finance receivables as our primary credit quality indicators. At September 30, 2019 and December 31, 2018, 51% and 48%, respectively, of our personal loans were secured by titled collateral. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of our personal loans held for investment by number of days delinquent:

(dollars in millions)	September 30, 2019	December 31, 2018

Performing
Current	$17,040	$15,373
30-59 days past due	245	228
60-89 days past due	164	160
Total performing	17,449	15,761
Nonperforming
90-179 days past due	335	353
180 days or more past due	7	8
Total nonperforming	342	361
Total	$17,791	$16,122

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of personal loans and real estate loans purchased in connection with the OneMain Acquisition and the Fortress Acquisition, respectively.

We report the carrying amount of our purchased credit impaired personal loans in net finance receivables, less allowance for finance receivable losses, and our purchased credit impaired real estate loans in finance receivables held for sale as discussed below.

At September 30, 2019 and December 31, 2018, finance receivables held for sale totaled $69 million and $103 million, respectively, which include purchased credit impaired real estate loans, as well as TDR real estate loans. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables were as follows:

(dollars in millions)	September 30, 2019	December 31, 2018

Personal Loans
Carrying amount, net of allowance	$48	$89
Outstanding balance (a)	86	135
Allowance for purchased credit impaired finance receivable losses (b)	—	—

Real Estate Loans - Held for Sale
Carrying amount	$20	$28
Outstanding balance (a)	36	48

(a)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

(b)
The allowance for purchased credit impaired finance receivable losses reflects the carrying value of the purchased credit impaired loans held for investment exceeding the present value of the expected cash flows. As indicated above, no allowance was required as of September 30, 2019 or December 31, 2018.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Personal Loans
Balance at beginning of period	$46	$52	$39	$47
Accretion	(6)	(7)	(15)	(21)
Reclassifications from nonaccretable difference *	—	—	16	19
Balance at end of period	$40	$45	$40	$45

Real Estate Loans - Held for Sale
Balance at beginning of period	$23	$51	$27	$53
Accretion	(1)	(1)	(2)	(3)
Transfer due to finance receivables sold	—	—	(3)	—
Balance at end of period	$22	$50	$22	$50

*	Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	September 30, 2019	December 31, 2018

Personal Loans
TDR gross receivables (a)	$593	$449
TDR net receivables (b)	595	452
Allowance for TDR finance receivable losses	242	169

Real Estate Loans - Held for Sale
TDR gross receivables (a)	$54	$89
TDR net receivables (b)	55	75

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

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables *	Total

Three Months Ended September 30, 2019
TDR average net receivables	$571	$55	$626
TDR finance charges recognized	11	1	12

Three Months Ended September 30, 2018
TDR average net receivables	$394	$134	$528
TDR finance charges recognized	11	2	13

Nine Months Ended September 30, 2019
TDR average net receivables	$525	$59	$584
TDR finance charges recognized	35	2	37

Nine Months Ended September 30, 2018
TDR average net receivables	$365	$136	$501
TDR finance charges recognized	34	6	40

* Other receivables held for sale included in the table above consist of real estate loans and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

TDR average net receivables	$55	$102	$59	$93
TDR finance charges recognized	1	1	2	4

Information regarding the new volume of the TDR finance receivables held for investment, consisting of personal loans, are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Personal Loans
Pre-modification TDR net finance receivables	$129	$91	$373	$269
Post-modification TDR net finance receivables:
Rate reduction	$86	$73	$257	$205
Other *	43	18	116	64
Total post-modification TDR net finance receivables	$129	$91	$373	$269
Number of TDR accounts	18,545	13,638	55,358	41,001

*	“Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

New volume of TDR other receivables for the three and nine months ended September 30, 2019 and 2018 are not included in the table above as they were immaterial.

Personal loans held for investment that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Personal Loans
TDR net finance receivables *	$27	$12	$66	$47
Number of TDR accounts	4,202	1,865	10,298	7,177

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR other receivables for the three and nine months ended September 30, 2019 and 2018 that defaulted during the previous 12-month period were immaterial.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

Three Months Ended September 30, 2019
Balance at beginning of period	$744	$—	$744
Provision for finance receivable losses	282	—	282
Charge-offs	(260)	—	(260)
Recoveries	32	—	32
Balance at end of period	$798	$—	$798

Three Months Ended September 30, 2018
Balance at beginning of period	$674	$24	$698
Provision for finance receivable losses	255	(1)	254
Charge-offs	(254)	(1)	(255)
Recoveries	27	1	28
Other (a)	—	(23)	(23)
Balance at end of period	$702	$—	$702

Nine Months Ended September 30, 2019
Balance at beginning of period	$726	$—	$726
Provision for finance receivable losses	836	—	836
Charge-offs	(862)	—	(862)
Recoveries	93	—	93
Other (b)	5	—	5
Balance at end of period	$798	$—	$798

Nine Months Ended September 30, 2018
Balance at beginning of period	$668	$24	$692
Provision for finance receivable losses	768	(2)	766
Charge-offs	(817)	(2)	(819)
Recoveries	83	3	86
Other (a)	—	(23)	(23)
Balance at end of period	$702	$—	$702

(a)
Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in other receivables from held for investment to finance receivables held for sale. See Note 3 included in this report for further information.

(b)
Other represents the increase of SFC’s allowance for finance receivable losses due to the contribution of Springleaf Consumer Loan Holding Company (“SCLH”) which was effective as of January 1, 2019. The contribution is presented prospectively because it is deemed to be a contribution of net assets. See Note 7 for more information regarding the contribution.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	September 30, 2019	December 31, 2018

Allowance for finance receivable losses:
Collectively evaluated for impairment	$556	$557
Purchased credit impaired finance receivables	—	—
TDR finance receivables	242	169
Total	$798	$726

Finance receivables:
Collectively evaluated for impairment	$17,148	$15,581
Purchased credit impaired finance receivables	48	89
TDR finance receivables	595	452
Total	$17,791	$16,122

Allowance for finance receivable losses as a percentage of finance receivables	4.49%	4.50%

5. Finance Receivables Held for Sale

We reported finance receivables held for sale of $69 million at September 30, 2019 and $103 million at December 31, 2018, which consist entirely of real estate loans, and are carried at the lower of cost or fair value, applied on an aggregate basis.

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

At September 30, 2019, the carrying value of our finance receivables held for sale was not impaired. We did not have any other material transfers to or from finance receivables held for sale during the three and nine months ended September 30, 2019 and 2018.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2019
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$11	$—	$—	$11
Obligations of states, municipalities, and political subdivisions	74	2	—	76
Certificates of deposit and commercial paper	66	—	—	66
Non-U.S. government and government sponsored entities	138	4	—	142
Corporate debt	1,044	43	(2)	1,085
Mortgage-backed, asset-backed, and collateralized:
RMBS	175	3	—	178
CMBS	60	1	—	61
CDO/ABS	78	2	—	80
Total	$1,646	$55	$(2)	$1,699

December 31, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$21	$—	$—	$21
Obligations of states, municipalities, and political subdivisions	91	—	(1)	90
Certificates of deposit and commercial paper	63	—	—	63
Non-U.S. government and government sponsored entities	145	—	(2)	143
Corporate debt	1,027	2	(32)	997
Mortgage-backed, asset-backed, and collateralized:
RMBS	130	—	(2)	128
CMBS	72	—	(1)	71
CDO/ABS	94	1	(1)	94
Total	$1,643	$3	$(39)	$1,607

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2019
U.S. government and government sponsored entities	$—	$—	$2	$—	$2	$—
Obligations of states, municipalities, and political subdivisions	11	—	6	—	17	—
Non-U.S. government and government sponsored entities	6	—	14	—	20	—
Corporate debt	57	(1)	26	(1)	83	(2)
Mortgage-backed, asset-backed, and collateralized:
RMBS	30	—	—	—	30	—
CMBS	9	—	11	—	20	—
CDO/ABS	4	—	1	—	5	—
Total	$117	$(1)	$60	$(1)	$177	$(2)

December 31, 2018
U.S. government and government sponsored entities	$3	$—	$16	$—	$19	$—
Obligations of states, municipalities, and political subdivisions	10	—	57	(1)	67	(1)
Non-U.S. government and government sponsored entities	19	(1)	97	(1)	116	(2)
Corporate debt	377	(14)	448	(18)	825	(32)
Mortgage-backed, asset-backed, and collateralized:
RMBS	23	—	78	(2)	101	(2)
CMBS	10	—	54	(1)	64	(1)
CDO/ABS	18	—	33	(1)	51	(1)
Total	$460	$(15)	$783	$(24)	$1,243	$(39)

On a lot basis, we had 266 and 1,767 investment securities in an unrealized loss position at September 30, 2019 and December 31, 2018, respectively. We do not consider the unrealized losses to be credit-related as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at September 30, 2019, other-than-temporary impairments on investment securities that we intend to sell were immaterial. We do not have plans to sell any of the remaining investment securities with unrealized losses as of September 30, 2019, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and nine months ended September 30, 2019, other-than-temporary impairment credit losses, primarily on corporate debt, in investment revenues were immaterial. During the three months ended September 30, 2018, we did not recognize any other-than-temporary impairment credit losses and during the nine months ended September 30, 2018, other-than-temporary impairment credit losses were immaterial.

There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during the three and nine months ended September 30, 2019 and 2018.

The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2019 totaled $36 million and $245 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2018 totaled $118 million and $258 million, respectively. The realized gains and losses were immaterial during the three and nine months ended September 30, 2019 and 2018.

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2019 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$207	$206
Due after 1 year through 5 years	545	533
Due after 5 years through 10 years	460	436
Due after 10 years	168	158
Mortgage-backed, asset-backed, and collateralized securities	319	313
Total	$1,699	$1,646

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $507 million and $515 million at September 30, 2019 and December 31, 2018, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2019	December 31, 2018

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	27	43
Mortgage-backed, asset-backed, and collateralized bonds	11	2
Total bonds	39	46
Preferred stock (a)	15	19
Common stock (a)	25	21
Other long-term investments	1	1
Total	$80	$87

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

The net unrealized gains and losses on other securities were immaterial for the three and nine months ended September 30, 2019 and 2018. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and nine months ended September 30, 2019 and 2018. We report these gains and losses in investment revenues.

Other securities include equity securities and those securities for which the fair value option was elected.

7. Related Party Transactions

Merger of SFI into SFC

On September 20, 2019, SFC entered into a merger agreement with its direct parent SFI, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in the condensed consolidated financial statements as of July 1, 2019. In conjunction with the merger, the net deficiency of SFI, after elimination of its investment in SFC, was absorbed by SFC resulting in an equity reduction of $408 million to SFC, which includes the elimination of the intercompany notes and receivables between SFC and SFI, as discussed below.

The net deficiency of SFI included an intercompany note payable plus accrued interest of $166 million from SFI to OMH which SFC assumed through the merger. On September 23, 2019, SFC repaid SFI’s note to OMH. Concurrently, OMH paid $22 million in other payables due to SFC and made an equity contribution of $144 million to SFC.

Notes Receivable from Parent

The notes receivable from parent was $260 million at December 31, 2018 and was comprised of a $232 million note receivable from SFI to SFC and a $28 million note receivable due to SMHC, a wholly owned subsidiary of SFC after the contribution of SMHC from SFI to SFC on December 15, 2018. As a result of the merger between SFI and SFC described in Note 1 and above, the note receivable from SFI to SFC was dissolved effective July 1, 2019 and the SFI note payable to SMHC was assumed by SFC and subsequently paid off on September 23, 2019. Consistent with the effective date of the merger on July 1, 2019, there was no interest income recognized for the three months ended September 30, 2019. For the nine months ending September 30, 2019, SFC recorded interest income of $8 million which we report in interest income on notes receivable from parent. For the three and nine months ended September 30, 2018, SFC recorded interest income of $4 million and $14 million, respectively.

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

Parent and Affiliates Receivables and Payables

Receivables from parent and affiliates totaled $18 million at December 31, 2018 and are included in other assets. There were no receivables from parent and affiliates at September 30, 2019 as the balances were eliminated due to the merger of SFI and SFC, and the SCLH contribution noted above. Payables to parent or affiliates are included in other liabilities and were immaterial at December 31, 2018 and September 30, 2019.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at September 30, 2019 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	2.31% - 6.94%	5.63% - 8.25%	4.05%

Fourth quarter 2019	$—	$—	$—	$—
2020	—	1,000	—	1,000
2021	—	646	—	646
2022	—	1,000	—	1,000
2023	—	1,175	—	1,175
2024-2067	—	4,949	350	5,299
Securitizations (c)	8,237	—	—	8,237
Total principal maturities	$8,237	$8,770	$350	$17,357

Total carrying amount	$8,200	$8,649	$172	$17,021
Debt issuance costs (d)	$(32)	$(77)	$—	$(109)

(a)
Pursuant to the SFC Base Indenture, the SFC supplemental indentures and the SFC Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the SFC Unsecured Senior Notes and Junior Subordinated Debenture. The OMH guarantees of SFC’s long-term debt are subject to customary release provisions.

(b)
The interest rates shown are the range of contractual rates in effect at September 30, 2019. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.05% as of September 30, 2019.

(c)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At September 30, 2019, there were no amounts drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(d)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $30 million at September 30, 2019 and are reported in “Other assets”.

SFC’S 6.125% SENIOR NOTES DUE 2024 OFFERINGS

On February 22, 2019, SFC issued $1.0 billion aggregate principal amount and on July 2, 2019, SFC issued an additional $300 million aggregate principal amount of 6.125% Senior Notes due 2024 (the “6.125% SFC Notes due 2024”) under the SFC Senior Notes Indentures, as supplemented by the SFC Seventh Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

REDEMPTION OF 5.25% SENIOR NOTES DUE 2019

As a result of the February 2019 offering of the 6.125% SFC Notes due 2024 as described above, SFC issued a notice of redemption to redeem all of the outstanding principal amount of its 5.25% Senior Notes due 2019. On March 25, 2019, SFC paid an aggregate amount of $706 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $21 million of net loss on the repurchases and repayments of debt for the nine months ended September 30, 2019.

REDEMPTION OF 6.00% SENIOR NOTES DUE 2020

On March 15, 2019, SFC issued a notice of redemption of its 6.00% Senior Notes due 2020. On April 15, 2019, SFC paid an aggregate amount of $317 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $11 million of net loss on repurchases and repayments of debt for the nine months ended September 30, 2019.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	September 30, 2019	December 31, 2018

Assets
Cash and cash equivalents	$3	$2
Finance receivables - Personal loans	9,188	8,480
Allowance for finance receivable losses	356	444
Restricted cash and restricted cash equivalents	427	479
Other assets	30	26

Liabilities
Long-term debt	$8,200	$7,510
Other liabilities	15	14

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $79 million and $243 million for the three and nine months ended September 30, 2019, compared to $86 million and $259 million for the three and nine months ended September 30, 2018.

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from one to seven years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes. Our total securitized borrowings at September 30, 2019 were $8.2 billion.

REVOLVING CONDUIT FACILITIES

We had access to 13 conduit facilities with a total borrowing capacity of $6.9 billion as of September 30, 2019. Our conduit facilities’ revolving period end ranges from one to three years. Principal balances of outstanding loans, if any, are due and payable in full ranging from approximately three to nine years as of September 30, 2019. Amounts drawn on these facilities are collateralized by our personal loans.

At September 30, 2019, no amounts were drawn under these facilities.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

	At or for the Nine Months Ended September 30,
(dollars in millions)	2019	2018

Balance at beginning of period	$117	$154
Less reinsurance recoverables	(4)	(23)
Net balance at beginning of period	113	131
Additions for losses and loss adjustment expenses incurred to:
Current year	154	152
Prior years *	(13)	(5)
Total	141	147
Reductions for losses and loss adjustment expenses paid related to:
Current year	(85)	(81)
Prior years	(57)	(63)
Total	(142)	(144)
Net balance at end of period	112	134
Plus reinsurance recoverables	3	4
Transfer of reserves	—	(19)
Balance at end of period	$115	$119

*
Reflects (i) a redundancy in the prior years’ net reserves of $13 million at September 30, 2019 primarily due to a favorable development of credit life, disability, and unemployment claims during the year and (ii) a redundancy in the prior years’ net reserves of $5 million at September 30, 2018, primarily due to a favorable development of credit disability and unemployment claims during the year.

11. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2019
Balance at beginning of period	$30	$(3)	$1	$28
Other comprehensive income before reclassifications	11	—	(1)	10
Balance at end of period	$41	$(3)	$—	$38

Three Months Ended September 30, 2018
Balance at beginning of period	$(24)	$(1)	$(1)	$(26)
Other comprehensive income (loss) before reclassifications	(2)	—	2	—
Contribution of OGSC to SFC from SFI	—	5	—	5
Balance at end of period	$(26)	$4	$1	$(21)

Nine Months Ended September 30, 2019
Balance at beginning of period	$(28)	$(2)	$(4)	$(34)
Other comprehensive income before reclassifications	69	(1)	4	72
Balance at end of period	$41	$(3)	$—	$38

Nine Months Ended September 30, 2018
Balance at beginning of period	$4	$(1)	$3	$6
Other comprehensive income (loss) before reclassifications	(33)	1	(4)	(36)
Reclassification adjustments from accumulated other comprehensive income	1	—	—	1
Impact of AOCI reclassification due to the Tax Act	2	(1)	2	3
Contribution of OGSC to SFC from SFI	—	5	—	5
Balance at end of period	$(26)	$4	$1	$(21)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and nine months ended September 30, 2019 and 2018.

12. Income Taxes

We had a net deferred tax asset of $98 million and $130 million at September 30, 2019 and December 31, 2018, respectively. The decrease in our net deferred tax asset of $32 million was primarily driven by the change in mark-to-market valuation of our receivables and amortization of tax goodwill, partially offset by the release of the valuation allowance against certain state deferred taxes.

The effective tax rate for the nine months ended September 30, 2019 was 21.5%, compared to 30.7% for the same period in 2018. The effective tax rate for the nine months ended September 30, 2019 differed from the federal statutory rate of 21% due to the effect of state income taxes, which was offset by the release of the valuation allowance against certain state deferred taxes. The effective tax rate for the nine months ended September 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation expense and state income taxes.

We are currently under examination of our U.S. federal tax returns for the years 2014 to 2016 by the IRS. We are also under examination by various states for the years 2011 to 2017. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $13 million at September 30, 2019 and $17 million at December 31, 2018. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

Our operating leases have remaining lease terms of one year to ten years. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases as variable lease payments. As of September 30, 2019, our operating right-of-use asset balance was $166 million, and our operating lease liability balance was $179 million. Our operating lease costs totaled $15 million and $47 million for three and nine months ended September 30, 2019, respectively. Our variable lease costs totaled $4 million and $12 million for three and nine months ended September 30, 2019, respectively. Our sublease income was immaterial for three and nine months ended September 30, 2019.

As of September 30, 2019, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2019 (excluding the nine months ended September 30, 2019)	$16
2020	60
2021	48
2022	36
2023	20
2024	10
Thereafter	7
Total lease payments	197
Imputed interest	(18)
Total	$179

Weighted Average Remaining Lease Term	3.9 years
Weighted Average Discount Rate	3.77%

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

14. Segment Information

At September 30, 2019, our two reportable segments were Consumer and Insurance and Acquisitions and Servicing. The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include our liquidating real estate loans and our liquidating retail sales finance portfolios.

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

The following tables present information about our segments, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2019
Interest income	$1,060	$—	$2	$3	$1,065
Interest expense	238	—	4	5	247
Provision for finance receivable losses	277	—	—	5	282
Net interest income after provision for finance receivable losses	545	—	(2)	(7)	536
Other revenues	152	4	1	(1)	156
Other expenses	384	5	3	5	397
Income (loss) before income tax expense (benefit)	$313	$(1)	$(4)	$(13)	$295

Three Months Ended September 30, 2018
Interest income	$932	$—	$4	$(6)	$930
Interest expense	219	—	4	5	228
Provision for finance receivable losses	251	—	—	3	254
Net interest income after provision for finance receivable losses	462	—	—	(14)	448
Other revenues (a)	140	—	5	(5)	140
Other expenses	379	2	4	4	389
Income (loss) before income tax expense (benefit)	$223	$(2)	$1	$(23)	$199

(a)	Other revenues reported in “Other” primarily includes interest income on SFC’s notes receivable from parent. See Note 7 for further information on the notes receivable from parent.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Nine Months Ended September 30, 2019
Interest income	$3,013	$—	$7	$—	$3,020
Interest expense	700	—	6	13	719
Provision for finance receivable losses	816	—	—	20	836
Net interest income after provision for finance receivable losses	1,497	—	1	(33)	1,465
Other revenues (a)	442	23	11	(8)	468
Other expenses	1,124	18	13	16	1,171
Income (loss) before income tax expense (benefit)	$815	$5	$(1)	$(57)	$762

Assets (b)	$20,276	$—	$82	$2,052	$22,410

At or for the Nine Months Ended September 30, 2018
Interest income	$2,710	$—	$14	$(32)	$2,692
Interest expense	625	—	13	10	648
Provision for finance receivable losses	768	—	(5)	3	766
Net interest income after provision for finance receivable losses	1,317	—	6	(45)	1,278
Other revenues (a)	351	—	11	46	408
Other expenses	1,117	4	117	23	1,261
Income (loss) before income tax expense (benefit)	$551	$(4)	$(100)	$(22)	$425

Assets (b)	$18,128	$—	$450	$2,065	$20,643

(a)	Other revenues reported in “Other” primarily includes interest income on SFC’s notes receivable from parent. See Note 7 for further information on the notes receivable from parent.

(b)	Assets reported in “Other” primarily includes notes receivable from parent discussed above. See Note 7 for further information on the note receivable from parent.

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2019
Assets
Cash and cash equivalents	$1,345	$48	$—	$1,393	$1,393
Investment securities	39	1,736	4	1,779	1,779
Net finance receivables, less allowance for finance receivable losses	—	—	18,559	18,559	16,993
Finance receivables held for sale	—	—	80	80	69
Restricted cash and restricted cash equivalents	434	—	—	434	434
Other assets *	—	—	11	11	11

Liabilities
Long-term debt	$—	$18,145	$—	$18,145	$17,021

December 31, 2018
Assets
Cash and cash equivalents	$602	$61	$—	$663	$663
Investment securities	34	1,655	5	1,694	1,694
Net finance receivables, less allowance for finance receivable losses	—	—	16,692	16,692	15,396
Finance receivables held for sale	—	—	103	103	103
Notes receivable from parent	—	260	—	260	260
Restricted cash and restricted cash equivalents	499	—	—	499	499
Other assets *	—	19	15	34	34

Liabilities
Long-term debt	$—	$15,041	$—	$15,041	$15,178

*
Other assets at September 30, 2019 include miscellaneous receivables related to our liquidating loan portfolios. Other assets at December 31, 2018 include receivables from parent and affiliates and miscellaneous receivables related to our liquidating loan portfolios. Total carrying value of receivables from parent and affiliates totaled $18 million at December 31, 2018. See Note 7 for additional information on the merger of SFI into SFC and the SCLH contribution, which eliminated the receivables from parent and affiliates at September 30, 2019.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2019
Assets
Cash equivalents in mutual funds	$850	$—	$—	$850
Cash equivalents in securities	—	48	—	48
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	76	—	76
Certificates of deposit and commercial paper	—	66	—	66
Non-U.S. government and government sponsored entities	—	142	—	142
Corporate debt	—	1,084	1	1,085
RMBS	—	178	—	178
CMBS	—	61	—	61
CDO/ABS	—	79	1	80
Total available-for-sale securities	—	1,697	2	1,699
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	26	1	27
RMBS	—	1	—	1
CDO/ABS	—	10	—	10
Total bonds	—	38	1	39
Preferred stock	14	1	—	15
Common stock	25	—	—	25
Other long-term investments	—	—	1	1
Total other securities	39	39	2	80
Total investment securities	39	1,736	4	1,779
Restricted cash in mutual funds	432	—	—	432
Total	$1,321	$1,784	$4	$3,109

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2018
Assets
Cash equivalents in mutual funds	$415	$—	$—	$415
Cash equivalents in securities	—	61	—	61
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	21	—	21
Obligations of states, municipalities, and political subdivisions	—	90	—	90
Certificates of deposit and commercial paper	—	63	—	63
Non-U.S. government and government sponsored entities	—	143	—	143
Corporate debt	—	995	2	997
RMBS	—	128	—	128
CMBS	—	71	—	71
CDO/ABS	—	93	1	94
Total available-for-sale securities	—	1,604	3	1,607
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	42	1	43
RMBS	—	1	—	1
CDO/ABS	—	1	—	1
Total bonds	—	45	1	46
Preferred stock	13	6	—	19
Common stock	21	—	—	21
Other long-term investments	—	—	1	1
Total other securities	34	51	2	87
Total investment securities	34	1,655	5	1,694
Restricted cash in mutual funds	482	—	—	482
Total	$931	$1,716	$5	$2,652

Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2019 and 2018, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs in the tables above.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and nine months ended September 30, 2019 and 2018.

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

We also direct readers to the other risks and uncertainties discussed in other documents we file with the SEC.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this report and in the documents we file with the SEC, including our 2018 Annual Report on Form 10-K, that could cause actual results to differ before making an investment decision to purchase our securities and should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

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

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. At September 30, 2019, we had exceeded 2.4 million personal loans, representing $17.8 billion of net finance receivables, compared to $16.1 billion at December 31, 2018.

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

At September 30, 2019, we had two reportable segments:

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Merger of SFI into SFC

As part of our continuing efforts to streamline operations and financial reporting and improve the efficiencies in our businesses, we continue to simplify our legal entity structure. As part of these efforts, on September 20, 2019, SFC entered into a merger agreement with its direct parent SFI, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in the condensed consolidated financial statements as of July 1, 2019. As a result of the merger with SFI, SFC became a wholly owned direct subsidiary of OMH. In conjunction with the merger, the net deficiency of SFI, after elimination of its investment in SFC, was absorbed by SFC resulting in an equity reduction of $408 million to SFC.

The net deficiency of SFI included an intercompany note payable plus accrued interest of $166 million from SFI to OMH which SFC assumed through the merger. As a result of the merger, the intercompany notes between SFI and SFC were eliminated. On September 23, 2019, SFC repaid SFI’s note to OMH. With the proceeds of the payoff of the SFI note, OMH paid $22 million in other payables due to SFC and made an equity contribution of $144 million to SFC.

Cash Dividends

For information regarding the quarterly dividends declared by OMH, see the “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Issuances and Redemptions of 6.125% Senior Notes Due 2024, 5.25% Senior Notes Due 2019, 6.00% Senior Notes Due 2020, and 6.625% Senior Notes Due 2028

For information regarding the issuances and redemptions of our unsecured debt, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitization Transactions Completed: OMFIT 2019-1, OMFIT 2019-A, OMFIT 2019-2 and ODART 2019-1

For information regarding the issuances of our secured debt, see the “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Appointment of Executive Vice President and Chief Operating Officer (“COO”) of OMH

On June 24, 2019, OMH’s Board of Directors appointed Rajive Chadha as Executive Vice President and COO, effective on his first day of employment, July 15, 2019. Mr. Chadha replaced Robert A. Hurzeler, who resigned as Executive Vice President and COO on May 1, 2019 and departed the Company on May 31, 2019.

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

Appointment of Member of the Board of Directors, President, and Chief Executive Officer (“CEO”) of SFC

On April 4, 2019, Richard N. Tambor was appointed to SFC’s Board of Directors and as President and CEO. Mr. Tambor replaces Scott T. Parker, who resigned as a member of the Board of Directors and as President and CEO of SFC.

Sale of Merit Life Insurance Co.

As part of our continuing integration efforts from the OneMain Acquisition, on March 7, 2019 we entered into a Share Purchase Agreement to sell all of the issued and outstanding shares of Merit, a wholly owned subsidiary of SFC to a third-party insurance holding company. The assets and liabilities of Merit that are subject to sale are classified as held for sale as of September 30, 2019 and are reflected in “Other assets” and “Other liabilities,” respectively, in our condensed consolidated balance sheet.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Interest income	$1,065	$930	$3,020	$2,692
Interest expense	247	228	719	648
Provision for finance receivable losses	282	254	836	766
Net interest income after provision for finance receivable losses	536	448	1,465	1,278
Other revenues	156	140	468	408
Other expenses	397	389	1,171	1,261
Income before income taxes	295	199	762	425
Income taxes	51	47	165	131
Net income	$244	$152	$597	$294

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$17,791	$15,707	$17,791	$15,707
Number of accounts	2,406,753	2,373,833	2,406,753	2,373,833
Finance receivables held for sale:
Net finance receivables	$69	$207	$69	$207
Number of accounts	2,128	4,424	2,128	4,424
Finance receivables held for investment and held for sale:
Average net receivables	$17,434	$15,652	$16,706	$15,263
Yield	24.16%	23.51%	24.10%	23.51%
Gross charge-off ratio	5.92%	6.44%	6.89%	7.17%
Recovery ratio	(0.73)%	(0.69)%	(0.74)%	(0.75)%
Net charge-off ratio	5.19%	5.75%	6.15%	6.42%
30-89 Delinquency ratio	2.30%	2.32%	2.30%	2.32%
Origination volume	$3,657	$2,893	$10,118	$8,637
Number of accounts originated	395,899	344,780	1,082,576	1,061,050
Debt balances:
Long-term debt balance	$17,021	$15,731	$17,021	$15,731
Average daily debt balance	16,271	15,743	16,028	15,420

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three and Nine Months Ended September 30, 2019 and 2018

Interest income increased $135 million or 15% and $328 million or 12% for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018 primarily due to continued growth in our loan portfolio along with higher yield, which was primarily driven by lower amortization of purchase premium on non-credit impaired finance receivables.

Interest expense increased $19 million or 8% and $71 million or 11% for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018 primarily due to an increase in average debt, consistent with the growth in our loan portfolio, and our strategic actions to increase unsecured debt, which tends to have higher interest rates than secured debt, in order to achieve a more proportional mix of secured and unsecured funding.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $28 million or 11% and $70 million or 9% for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018 primarily driven by the growth in our loan portfolio. The allowance for finance receivable losses as a percentage of net finance receivables was flat from prior periods reflecting lower allowance requirements due to the shift in portfolio mix to more secured personal loans and improvements in the effectiveness of our collections, offset by the impacts of continued liquidation of purchased credit impaired finance receivables resulting from the OneMain Acquisition.

Other revenues increased $16 million or 11% for the three months ended September 30, 2019 when compared to the same period in 2018 primarily due to an increase in insurance products sold.

Other revenues increased $60 million or 15% for the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to (i) a $23 million increase in insurance products sold, (ii) a $21 million increase in investment revenue primarily driven by an increase in interest income due to higher yield and a larger average cash and cash equivalents balance, and an increase in unrealized gains on equity investment securities due to improved market conditions, (iii) a $15 million increase in service fee income received in the current period due to the contributions of SMHC and SCLH to SFC, (iv) an $11 million net gain on sale of a cost method investment, and (v) a $7 million increase due to the additional net gain on the Sale of SpringCastle interests. The increase was partially offset by $26 million of higher net losses on repurchases and repayments of debt.

Other expenses decreased $90 million or 7% for the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to (i) $106 million of non-cash incentive compensation expense in the second quarter of 2018 related to the Fortress Transaction, (ii) $14 million of impairment loss on the sale of Yosemite in the second quarter of 2018, and (iii) $29 million of lower referral fee expense in 2019 due to termination of the loan referral agreement between SFC and OCLI in 2018. The decrease was offset by increased expenses of $66 million related to the SMHC, SCLH and OGSC contributions.

Income taxes totaled $51 million and $165 million for the three and nine months ended September 30, 2019, respectively, compared to $47 million and $131 million for the three and nine months ended September 30, 2018, respectively.

The effective tax rates of 17.3% and 21.5% for the three and nine months ended September 30, 2019, respectively, differed from the federal statutory rate of 21% due to the effect of state income taxes, which was offset by the release of the valuation allowance against certain state deferred taxes.

The effective tax rates were 23.6% and 30.7% for the three and nine months ended September 30, 2018, respectively. The effective tax rate for the three months ended September 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes. The effective tax rate for the nine months ended September 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation expense and state income taxes.

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

The reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$313	$223	$815	$551
Adjustments:
Net loss on repurchases and repayments of debt	2	—	30	63
Acquisition-related transaction and integration expenses	2	9	16	41
Net gain on sale of cost method investment	—	—	(11)	—
Restructuring charges	1	—	5	—
Adjusted pretax income (non-GAAP)	$318	$232	$855	$655

Acquisitions and Servicing
Income (loss) before income tax expense (benefit) - Segment Accounting Basis	$(1)	$(2)	$5	$(4)
Adjustment:
Additional net gain on Sale of SpringCastle interests	—	—	(7)	—
Adjusted pretax loss (non-GAAP)	$(1)	$(2)	$(2)	$(4)

Other
Income (loss) before income tax expense (benefit) - Segment Accounting Basis	$(4)	$1	$(1)	$(100)
Adjustments:
Non-cash incentive compensation expense	—	—	—	106
Net loss on sale of real estate loans *	—	—	1	—
Adjusted pretax income (loss) (non-GAAP)	$(4)	$1	$—	$6

*
During the nine months ended September 30, 2019, the resulting impairment on finance receivables held for sale remaining after the February 2019 Real Estate Loan Sale has been combined with the gain on the sale.

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

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Interest income	$1,060	$932	$3,013	$2,710
Interest expense	238	219	700	625
Provision for finance receivable losses	277	251	816	768
Net interest income after provision for finance receivable losses	545	462	1,497	1,317
Other revenues	154	140	461	414
Other expenses	381	370	1,103	1,076
Adjusted pretax income (non-GAAP)	$318	$232	$855	$655

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$17,825	$15,734	$17,825	$15,734
Number of accounts	2,406,753	2,373,833	2,406,753	2,373,833
Finance receivables held for investment and held for sale:
Average net receivables	$17,469	$15,576	$16,740	$15,159
Yield	24.07%	23.74%	24.06%	23.91%
Gross charge-off ratio	5.98%	6.60%	6.97%	7.38%
Recovery ratio	(0.81)%	(0.79)%	(0.84)%	(0.87)%
Net charge-off ratio	5.17%	5.81%	6.13%	6.51%
30-89 Delinquency ratio	2.30%	2.33%	2.30%	2.33%
Origination volume	$3,657	$2,893	$10,118	$8,637
Number of accounts originated	395,899	344,780	1,082,576	1,061,050

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three and Nine Months Ended September 30, 2019 and 2018

Interest income increased $128 million or 14% and $303 million or 11% for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018 primarily due to continued growth in our loan portfolio.

Interest expense increased $19 million or 9% and $75 million or 12% for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018 primarily due to an increase in average debt, consistent with the growth in our loan portfolio, and our strategic actions to increase unsecured debt, which tends to have higher interest rates than secured debt, in order to achieve a more proportional mix of secured and unsecured funding.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $26 million or 10% and $48 million or 6% for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018 primarily driven by the growth in our loan portfolio. The allowance for finance receivable losses as a percentage of net finance receivables decreased from prior periods due to the shift in portfolio mix to more secured personal loans and improvements in the effectiveness of collections.

Other revenues increased $14 million or 10% for the three months ended September 30, 2019 when compared to the same period in 2018 primarily due to an increase in insurance products sold.

Other revenues increased $47 million or 11% for the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to a $23 million increase in insurance products sold, and a $17 million increase in investment revenue primarily driven by an increase in interest income due to higher yield and a larger average cash and cash equivalents balance, and an increase in unrealized gains on equity investment securities due to improved market conditions.

Other expenses increased $11 million or 3% for the three months ended September 30, 2019 when compared to the same period in 2018 primarily due to our continued reinvestment in our business operations.

Other expenses increased $27 million or 3% for the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to increased expenses of $47 million related to the SMHC, SCLH and OGSC contributions. The increase was offset by $29 million of lower referral fee expense in 2019 due to termination of the loan referral agreement between SFC and OCLI in the 2018 period.

ACQUISITIONS AND SERVICING

Adjusted pretax loss for Acquisition and Servicing (which is reported on an adjusted Segment Accounting Basis) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Other revenues	$4	$—	$16	$—
Other expenses	5	2	18	4
Adjusted pretax loss (non-GAAP)	$(1)	$(2)	$(2)	$(4)

OTHER

“Other” consists of our non-originating legacy operations which include other receivables consisting of our liquidating real estate loan and retail sales finance portfolios.

Adjusted pretax income (loss) of the Other components (which is reported on an adjusted Segment Accounting Basis) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Interest income	$2	$4	$7	$14
Interest expense	4	4	6	13
Provision for finance receivable losses	—	—	—	(5)
Net interest income after provision for finance receivable losses	(2)	—	1	6
Other revenues (a)	1	5	12	11
Other expenses (b)	3	4	13	11
Adjusted pretax income (loss) (non-GAAP)	$(4)	$1	$—	$6

(a)	Other revenues consist primarily of interest income on notes receivable from parent.

(b)
Other expenses for the nine months ended September 30, 2018 include $4 million of non-cash incentive compensation expense related to the rights of certain executives to a portion of the cash proceeds from the sale of OMH’s common stock by SFH.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

	September 30,
(dollars in millions)	2019	2018

Net finance receivables held for sale:
Other receivables *	$70	$215

*
On September 30, 2018, we transferred our real estate loans previously classified as other receivables from held for investment to held for sale. See Notes 5 and 7 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for further information.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $17.8 billion at September 30, 2019 and $16.1 billion at December 31, 2018. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the concentration of secured loans, the underlying value of the collateral of the secured loans, and the delinquency status of our finance receivables as the primary indicators of credit quality. At September 30, 2019 and December 31, 2018, 51% and 48%, respectively, of our personal loans, on a consolidated basis, were secured by titled collateral.

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

The following table reflects our personal loans grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the origination or purchase date:

(dollars in millions)	September 30, 2019	December 31, 2018

FICO scores
660 or higher	$3,914	$3,896
620-659	4,568	4,239
619 or below	9,309	7,987
Total	$17,791	$16,122

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

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

September 30, 2019
Current	$17,071	$(31)	$17,040
30-59 days past due	246	(1)	245
Delinquent (60-89 days past due)	165	(1)	164
Performing	17,482	(33)	17,449

Nonperforming (90+ days past due)	343	(1)	342
Total net finance receivables	$17,825	$(34)	$17,791

Delinquency ratio
30-89 days past due	2.30%	*	2.30%
30+ days past due	4.23%	*	4.22%
60+ days past due	2.85%	*	2.84%
90+ days past due	1.93%	*	1.92%

December 31, 2018
Current	$15,399	$(26)	$15,373
30-59 days past due	230	(2)	228
Delinquent (60-89 days past due)	161	(1)	160
Performing	15,790	(29)	15,761

Nonperforming (90+ days past due)	363	(2)	361
Total net finance receivables	$16,153	$(31)	$16,122

Delinquency ratio
30-89 days past due	2.42%	*	2.41%
30+ days past due	4.67%	*	4.65%
60+ days past due	3.25%	*	3.24%
90+ days past due	2.25%	*	2.24%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover estimated incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the growth and credit quality of the finance receivable portfolio and changes in economic conditions.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Other (a)	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2019
Balance at beginning of period	$772	$—	$(28)	$744
Provision for finance receivable losses	277	—	5	282
Charge-offs	(263)	—	3	(260)
Recoveries	36	—	(4)	32
Balance at end of period	$822	$—	$(24)	$798

Three Months Ended September 30, 2018
Balance at beginning of period	$725	$30	$(57)	$698
Provision for finance receivable losses	251	—	3	254
Charge-offs	(259)	(1)	5	(255)
Recoveries	32	1	(5)	28
Other (b)	—	(30)	7	(23)
Balance at end of period	$749	$—	$(47)	$702

Nine Months Ended September 30, 2019
Balance at beginning of period	$768	$—	$(42)	$726
Provision for finance receivable losses	816	—	20	836
Charge-offs	(873)	—	11	(862)
Recoveries	106	—	(13)	93
Other (c)	5	—	—	5
Balance at end of period	$822	$—	$(24)	$798

Allowance ratio	4.61%	(d)	(d)	4.49%

Nine Months Ended September 30, 2018
Balance at beginning of period	$719	$35	$(62)	$692
Provision for finance receivable losses	768	(5)	3	766
Charge-offs	(838)	(3)	22	(819)
Recoveries	100	3	(17)	86
Other (b)	—	(30)	7	(23)
Balance at end of period	$749	$—	$(47)	$702

Allowance ratio	4.76%	(d)	(d)	4.47%

(a)
Due to the transfer of our real estate loans from held for investment to held for sale on September 30, 2018, there are no longer finance receivable losses in Other. See Note 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for further information.

(b)
Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in other receivables from held for investment to finance receivables held for sale.

(c)
Other represents the increase of SFC’s allowance for finance receivable losses due to the contribution of Springleaf Consumer Loan Holding Company (“SCLH”) which was effective as of January 1, 2019. The contribution is presented prospectively because it is deemed to be a contribution of net assets. See Note 7 for more information regarding the contribution.

(d)     Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables was flat from prior periods reflecting lower allowance requirements due to the shift in portfolio mix to more secured personal loans and improvements in the effectiveness of our collections, offset by the impacts of continued liquidation of purchased credit impaired finance receivables resulting from the OneMain Acquisition.

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

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

September 30, 2019
TDR net finance receivables	$666	$(71)	$595
Allowance for TDR finance receivable losses	264	(22)	242

December 31, 2018
TDR net finance receivables	$554	$(102)	$452
Allowance for TDR finance receivable losses	209	(40)	169

Liquidity and Capital Resources

SOURCES AND USES OF FUNDS

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, securitization debt, borrowings from revolving conduit facilities, unsecured debt and equity, and may also utilize other sources in the future. As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

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

During the nine months ended September 30, 2019, we generated net income of $597 million. Our net cash outflow from operating and investing activities totaled $697 million for the nine months ended September 30, 2019. At September 30, 2019, our remaining scheduled principal and interest payments for 2019 on our existing debt (excluding securitizations) totaled $113 million. As of September 30, 2019, we had $8.5 billion UPB of unencumbered personal loans and $125 million UPB of unencumbered real estate loans. These real estate loans are included in held for sale.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

SFC’s Issuances and Redemptions

For information regarding the issuances and redemptions of our unsecured debt, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report.
Securitizations and Borrowings from Revolving Conduit Facilities

During the nine months ended September 30, 2019, we completed four personal loan securitizations (OMFIT 2019-1, ODART 2019-1, OMFIT 2019-A, and OMFIT 2019-2, see “Securitized Borrowings” below), and redeemed three securitizations (SLFT 2015-A, OMFIT 2015-2, and OMFIT 2016-2). At September 30, 2019, we had $9.1 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During the nine months ended September 30, 2019, we entered into three new revolving conduit facilities and terminated one revolving conduit facility.

Subsequent to September 30, 2019, we completed the following transaction:

•
On October 31, 2019, we entered a loan and security agreement with St. Lawrence River Funding, LLC and third party lenders. Under the agreement, we may borrow up to a maximum principal balance of $250 million.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Cash Dividends

On February 11, 2019 and on April 29, 2019, OMH declared quarterly dividends of $0.25 per share and paid $34 million in dividends on March 15, 2019 and on June 14, 2019. To provide funding for the OMH dividends, SFC paid dividends of $34 million on March 13, 2019 and on June 13, 2019 to its sole shareholder, SFI. Concurrently, SFI paid dividends of $34 million on March 13, 2019 and on June 13, 2019 to its sole shareholder, OMH.

On July 29, 2019, OMH declared a dividend of $2.25 per share, consisting of the regular quarterly dividend of $0.25 per share and a special dividend of $2.00 per share, and paid $306 million in dividends on September 13, 2019. To provide funding for the OMH dividend, SFC paid a dividend of $306 million on September 12, 2019 to its sole shareholder, SFI. Concurrently, SFI paid a dividend of $306 million on September 12, 2019 to its sole shareholder, OMH.

On October 28, 2019, OMH declared a quarterly dividend of $0.25 per share, payable on December 13, 2019 to record holders of OMH’s common stock as of the close of business on November 26, 2019. To provide funding for the OMH dividend, the SFC board of directors authorized a dividend in the amount of up to $36 million payable on or after December 10, 2019 to its sole shareholder, OMH.

LIQUIDITY

Operating Activities

Net cash provided by operations of $1.8 billion for the nine months ended September 30, 2019 reflected net income of $597 million and the impact of non-cash items. Net cash provided by operations of $1.4 billion for the nine months ended September 30, 2018 reflected net income of $294 million and the impact of non-cash items.

Investing Activities

Net cash used for investing activities of $2.5 billion for the nine months ended September 30, 2019 and $1.6 billion for the nine months ended September 30, 2018 were primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, and maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities of $1.4 billion and $534 million for the nine months ended September 30, 2019 and 2018, respectively, were primarily due to net issuances of long-term debt.

Cash and Investments

At September 30, 2019, we had $1.4 billion of cash and cash equivalents, which included $230 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At September 30, 2019, we had $1.8 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

Liquidity Risks and Strategies

SFC’s credit ratings are non-investment grade, which may have a significant impact on our cost and access to capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 15 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K for more information on these restrictions. Merit paid an extraordinary dividend to SFC totaling $140 million, while AHL and Triton did not pay any dividends during the nine months ended September 30, 2019. Yosemite, prior to its sale on September 30, 2018, paid extraordinary dividends to SFC totaling $42 million and Triton paid extraordinary dividends to OneMain totaling $45 million during the nine months ended September 30, 2018. Merit and AHL did not pay any dividends during the nine months ended September 30, 2018.

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

Securitized Borrowings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of September 30, 2019, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-B	$314	$336	$314	$336	3.78%	5 years
SLFT 2016-A	532	559	227	267	3.33%	2 years
SLFT 2017-A	652	685	619	685	2.98%	3 years
OMFIT 2015-1	1,229	1,397	193	330	6.15%	3 years
OMFIT 2015-3	293	329	293	325	4.21%	5 years
OMFIT 2016-1	500	570	221	297	4.39%	3 years
OMFIT 2016-3	350	397	317	391	4.33%	5 years
OMFIT 2017-1	947	988	900	970	2.73%	2 years
OMFIT 2018-1	632	650	600	651	3.60%	3 years
OMFIT 2018-2	368	381	350	381	3.87%	5 years
OMFIT 2019-1	632	654	600	654	3.79%	2 years
OMFIT 2019-2	900	947	900	947	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
ODART 2017-1	300	300	53	74	4.22%	1 year
ODART 2017-2	605	624	300	341	2.92%	1 year
ODART 2018-1	947	964	900	964	3.56%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$10,727	$11,423	$8,237	$9,255

(a)	Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.

(b)	Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of September 30, 2019.

Revolving Conduit Facilities

In addition to the structured financings, we have access to 13 conduit facilities with a total borrowing capacity of $6.9 billion as of September 30, 2019:

(dollar in millions)	Advance Maximum Balance	Amount Drawn	Revolving Period End	Due and Payable

Rocky River Funding, LLC	$400	$—	April 2022	May 2023
OneMain Financial Funding IX, LLC	650	—	June 2022	July 2023
Mystic River Funding, LLC	850	—	September 2022	October 2025
Fourth Avenue Auto Funding, LLC	200	—	June 2022	July 2023
OneMain Financial Funding VIII, LLC	650	—	August 2021	September 2023
OneMain Financial Auto Funding I, LLC	850	—	June 2021	July 2028
OneMain Financial Funding VII, LLC	850	—	June 2021	July 2023
Thayer Brook Funding, LLC	250	—	July 2021	August 2022
Hubbard River Funding, LLC	250	—	September 2021	October 2023
Seine River Funding, LLC	650	—	October 2021	November 2024
New River Funding, LLC	250	—	March 2022	April 2027
Hudson River Funding, LLC	500	—	June 2022	July 2025
Columbia River Funding, LLC	500	—	September 2022	October 2025
Total	$6,850	$—

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the transaction completed subsequent to September 30, 2019.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2019 or December 31, 2018, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of September 30, 2019, we had no repurchase activity related to these sales.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2019.

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

As of September 30, 2019, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based

on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL:
   (i) Condensed Consolidated Balance Sheets,
   (ii) Condensed Consolidated Statements of Operations,
   (iii) Condensed Consolidated Statements of Comprehensive Income,
   (iv) Condensed Consolidated Statements of Shareholder’s Equity,
   (v) Condensed Consolidated Statements of Cash Flows, and
   (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (Included in Exhibit 101)

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	November 1, 2019	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)